Form 10-Q
period 2018-03-31
Origin Bancorp, Inc.
filed 2018-06-01
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

Commission file number 001-38487
Origin Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	6022	72-1192928
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock	Shares Outstanding as of May 29, 2018
22,570,508

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2018

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$52,989	$78,489
Interest-bearing deposits in banks	194,268	108,698
Total cash and cash equivalents	247,257	187,187
Securities:
Available for sale	414,157	404,532
Held to maturity (fair value: March 31, 2018 - $19,858, December 31, 2017 - $20,265)	19,860	20,188
Securities carried at fair value through income	11,723	12,033
Total securities	445,740	436,753
Non-marketable equity securities held in other financial institutions	22,995	22,967
Loans held for sale ($19,301 and $32,768 at fair value, respectively)	48,988	65,343
Loans, net of allowance for loan losses of $34,132 and $37,083, respectively ($25,934 and $26,611 at fair value, respectively)	3,211,860	3,203,948
Premises and equipment, net	76,648	77,408
Mortgage servicing rights	25,999	24,182
Cash surrender value of bank-owned life insurance	28,185	27,993
Goodwill and other intangible assets, net	24,219	24,336
Accrued interest receivable and other assets	83,008	83,878
Total assets	$4,214,899	$4,153,995
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$885,883	$832,853
Interest-bearing deposits	2,071,626	2,060,068
Time deposits	623,229	619,093
Total deposits	3,580,738	3,512,014
FHLB advances and other borrowings	132,224	144,357
Junior subordinated debentures	9,625	9,619
Accrued expenses and other liabilities	29,488	32,663
Total liabilities	3,752,075	3,698,653
Commitments and contingencies	34,991	34,991
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Preferred stock - Series SBLF (48,260 shares authorized and issued)	48,260	48,260
Preferred stock - Series D (950,000 shares authorized; 901,644 shares issued)	16,998	16,998
Common stock ($5 par value; authorized 50,000,000 shares; issued 19,525,241 and 19,518,752 shares, respectively)	97,626	97,594
Additional paid‑in capital	146,201	146,061
Retained earnings	156,498	145,122
Accumulated other comprehensive income (loss)	(2,759)	1,307
	462,824	455,342
Less: ESOP-owned shares	34,991	34,991
Total stockholders' equity	427,833	420,351
Total liabilities and stockholders' equity	$4,214,899	$4,153,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Interest and dividend income
Interest and fees on loans	$37,474	$31,968
Investment securities-taxable	1,740	1,448
Investment securities-nontaxable	1,184	1,200
Interest and dividend income on assets held in other financial institutions	1,046	662
Total interest and dividend income	41,444	35,278
Interest expense
Interest-bearing deposits	5,980	4,236
FHLB advances and other borrowings	604	605
Subordinated debentures	136	135
Total interest expense	6,720	4,976
Net interest income	34,724	30,302
(Benefit) provision for credit losses	(1,524)	2,814
Net interest income after (benefit) provision for credit losses	36,248	27,488
Noninterest income
Service charges and fees	3,014	2,772
Mortgage banking revenue	2,394	4,092
Insurance commission and fee income	2,107	1,924
Loss on sales and disposals of other assets, net	(61)	(129)
Other fee income	452	679
Other income	1,894	787
Total noninterest income	9,800	10,125
Noninterest expense
Salaries and employee benefits	18,241	16,587
Occupancy and equipment, net	3,653	3,944
Data processing	1,473	1,273
Electronic banking	743	639
Communications	515	433
Advertising and marketing	657	589
Professional services	665	609
Regulatory assessments	720	681
Loan related expenses	713	785
Office and operations	1,278	1,276
Other expenses	1,199	970
Total noninterest expense	29,857	27,786
Income before income tax expense	16,191	9,827
Income tax expense	2,784	2,580
Net income	$13,407	$7,247
Preferred stock dividends	1,115	1,115
Net income allocated to participating stockholders	553	267
Net income available to common stockholders	$11,739	$5,865
Basic earnings per common share	$0.60	$0.30
Diluted earnings per common share	$0.60	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$13,407	$7,247
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	(5,683)	429
Net losses realized as a yield adjustment in interest on investment securities	(3)	(2)
Change in the net unrealized gain (loss) on investment securities, before tax	(5,686)	427
Income tax expense (benefit) related to net unrealized gains (losses) arising during the period	(1,194)	149
Change in the net unrealized gain (loss) on investment securities, net of tax	(4,492)	278
Cash flow hedges:
Net unrealized gains arising during the period	165	2
Reclassification adjustment for losses included in net income	17	31
Change in the net unrealized gain on cash flow hedges, before tax	182	33
Income tax expense related to net unrealized gains on cash flow hedges	38	12
Change in the net unrealized gain on cash flow hedges, net of tax	144	21
Other comprehensive income (loss), net of tax	(4,348)	299
Comprehensive income	$9,059	$7,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share data)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: ESOP-Owned Shares	Total Stockholders' Equity
For the three months ended March 31, 2017
Balance at January 1, 2017	19,483,718	$48,260	$16,998	$97,419	$145,068	$137,449	$3,463	$(28,564)	$420,093
Net income	—	—	—	—	—	7,247	—	—	7,247
Other comprehensive income, net of tax	—	—	—	—	—	—	299	—	299
Recognition of stock compensation, net	(5,200)	—	—	(26)	181	—	—	—	155
Net change in fair value of ESOP shares	—	—	—	—	—	—	—	28	28
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(1,086)	—	—	(1,086)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(633)	—	—	(633)
Balance at March 31, 2017	19,478,518	$48,260	$16,998	$97,393	$145,249	$142,948	$3,762	$(28,536)	$426,074
For the three months ended March 31, 2018
Balance at January 1, 2018	19,518,752	$48,260	$16,998	$97,594	$146,061	$145,122	$1,307	$(34,991)	$420,351
Net income	—	—	—	—	—	13,407	—	—	13,407
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,348)	—	(4,348)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	6,489	—	—	32	140	—	—		172
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(1,086)	—	—	(1,086)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(634)	—	—	(634)
Balance at March 31, 2018	19,525,241	$48,260	$16,998	$97,626	$146,201	$156,498	$(2,759)	$(34,991)	$427,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$13,407	$7,247
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(1,524)	2,814
Depreciation and amortization	1,342	1,515
Net amortization on securities	353	360
Amortization of investments in tax credit funds	488	516
Deferred income tax expense	533	37
Stock-based compensation expense	194	217
Originations of mortgage loans held for sale	(74,938)	(102,723)
Proceeds from mortgage loans held for sale	84,528	114,563
Originations of mortgage servicing rights	(543)	(628)
Net loss on disposals of premises and equipment	26	17
Increase in the cash surrender value of life insurance	(192)	(168)
Write downs and net losses on sales of other real estate owned	35	112
Net increase in accrued interest and other assets	2,179	3,969
Net increase (decrease) in accrued expenses and other liabilities	(6,098)	9,545
Other operating activities, net	6,611	1,309
Net cash provided by operating activities	26,401	38,702
Cash flows from investing activities:
Purchases of securities available for sale	(118,334)	(126,064)
Maturities, paydowns and calls of securities available for sale	102,671	103,509
Maturities, paydowns and calls of securities held to maturity	327	149
Originations of mortgage warehouse loans	(943,243)	(784,671)
Proceeds from pay-offs of mortgage warehouse loans	1,007,133	757,482
Net (increase)/decrease in loans, excluding mortgage warehouse and loans held for sale	(70,945)	34,017
Return of capital on limited partnership investments	144	520
Capital calls on limited partnership investments	(1,450)	(1,000)
Purchases of premises and equipment	(544)	(1,088)
Proceeds from sales of premises and equipment	53	171
Proceeds from sales of other real estate owned	148	628
Net cash used in investing activities	(24,040)	(16,347)
Cash flows from financing activities:
Net increase in deposits	68,724	27,510
Net decrease in other borrowed funds	(248)	(237)
Net decrease in securities sold under agreements to repurchase	(8,996)	(6,110)
Dividends paid	(1,749)	(1,748)
Taxes paid related to net share settlement of equity awards	(22)	(62)
Net cash provided by financing activities	57,709	19,353
Net increase in cash and cash equivalents	60,070	41,708
Cash and cash equivalents at beginning of period	187,187	259,883
Cash and cash equivalents at end of period	$247,257	$301,591

Income taxes paid	$1	$12
Significant non-cash transactions:
Real estate acquired in settlement of loans	$405	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Operations:     Origin Bancorp, Inc. (the "Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank (the "Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 41 banking centers located in North Louisiana, Central Mississippi, Dallas/Fort Worth and Houston, Texas.
Consolidation:     The condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), and Davison Insurance’s wholly owned subsidiary, Thomas & Farr Agency, LLC (“T&F”). These condensed consolidated interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These unaudited statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018 pursuant to Section 424(b) of the Securities Act of 1933, as amended. Interim results are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These changes and reclassifications did not impact previously reported net income or comprehensive income.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the 2017 financial statements included in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018. There were no new accounting policies or changes to existing policies adopted during the first three months of 2018 that had a significant effect on the Company’s results of operations or financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition:
On January 1, 2018, the Company adopted Accounting Standards Update "ASU" No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The implementation of this new guidance did not have a material impact on the measurement or recognition of revenue and no cumulative effect adjustment was recorded to opening retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
The majority of the Company's revenue is generated from sources outside the scope of Topic 606. Interest and fees on loans, income from investment securities and mortgage banking revenue are all outside the scope of Topic 606 and are recorded in adherence with US GAAP. Service charges and fees on deposit accounts, credit card interchange insurance commission and fee income, as well as gains and losses on the sale of other assets including other real estate owned (“OREO”) are within the scope of Topic 606; however, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Descriptions of the Company's revenue generating activities that are within the scope of Topic 606 are described below.
Service charges and fees on deposit accounts
Service charges and fees on deposit accounts are primarily comprised of maintenance fees, service fees, stop payment and non-sufficient funds fees. The Company's performance obligation for service fees or other fees covering a period of time are generally satisfied, and related revenue recognized, over the period in which the service is provided. The Company's performance obligation for transactional-based fees are generally satisfied, and related revenue recognized, at a point in time.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Insurance commission and fee income
The Company earns commission income through production on behalf of insurance carriers and also earns fee income by providing complementary services such as collection of premiums. In most instances the Company considers the performance obligation to be complete at the time the service was rendered.
Credit card interchange income
The Company records credit card interchange income at a point in time as card transactions occur. The Company's performance obligation for these transactions is deemed to have occurred upon completion of each transaction. The amounts are included as a component of other income in the consolidated statements of income.
Gain or loss on sale of other assets and OREO
In the normal course of business, the Company recognizes the sale on other assets and OREO, along with any gain or loss, when control of the property transfers to the buyer through an executed contractual agreement. The transaction price is fixed, and on occasion the Company will finance a portion of the purchase price of the transferred asset.

Note 2 - Earnings Per Share

	Three months ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Basic earnings per common share
Net income	$13,407	$7,247
Less: Dividends to preferred stock	1,115	1,115
Net income allocated to participating stockholders(1)	553	267
Net income available to common stockholders	$11,739	$5,865
Weighted average common shares outstanding(2)	19,459,278	19,404,491
Basic earnings per common share	$0.60	$0.30
Diluted earnings per common share
Diluted earnings applicable to common stockholders(3)	$11,771	$5,886
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding(2)	19,459,278	19,404,491
Dilutive effect of common stock options	216,195	190,782
Weighted average diluted common shares outstanding	19,675,473	19,595,273
Diluted earnings per common share	$0.60	$0.30
____________________________

(1)
Participating stockholders include those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., nonvested restricted stock grants). Additionally, Series D preferred stockholders are participating stockholders as those shares participate in dividends with common shares on a one for one basis. Net income allocated to participating stockholders does not include dividends paid for preferred stock.

(2)
Weighted average common shares outstanding exclude average unearned restricted shares in the computation of basic earnings per share. Under the two-class method, unearned restricted shares are included in the computation of diluted earnings per share; however, depending on nuances of the computation, they may or may not affect the number of weighted average diluted common shares outstanding. Unearned restricted shares are considered issued and therefore included as part of total issued shares disclosed on the consolidated balance sheets.

(3)
Net income allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 3 - Securities

The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Available for sale:
State and municipal securities	$124,889	$2,621	$(289)	$127,221
Corporate bonds	3,000	115	—	3,115
Residential mortgage-backed securities	105,456	189	(2,204)	103,441
Residential collateralized mortgage obligations	184,648	67	(4,335)	180,380
Total	$417,993	$2,992	$(6,828)	$414,157
Held to maturity:
State and municipal securities	$19,860	$—	$(2)	$19,858
Securities carried at fair value through income:
State and municipal securities(1)	$11,918	$—	$—	$11,723

December 31, 2017
Available for sale:
State and municipal securities	$125,909	$4,104	$(35)	$129,978
Corporate bonds	3,000	136	—	3,136
Residential mortgage-backed securities	105,132	492	(595)	105,029
Residential collateralized mortgage obligations	168,645	262	(2,518)	166,389
Total	$402,686	$4,994	$(3,148)	$404,532
Held to maturity:
State and municipal securities	$20,188	$77	$—	$20,265
Securities carried at fair value through income:
State and municipal securities(1)	$11,918	$—	$—	$12,033
____________________________

(1)
Securities carried at fair value through income have no unrealized gains of losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and those individual securities have been in a continuous unrealized loss position under and over 12 months were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$29,828	$(247)	$1,190	$(42)	$31,018	$(289)
Residential mortgage-backed securities	68,433	(1,435)	19,072	(769)	87,505	(2,204)
Residential collateralized mortgage obligations	113,359	(1,772)	57,473	(2,563)	170,832	(4,335)
Total	$211,620	$(3,454)	$77,735	$(3,374)	$289,355	$(6,828)
Held to maturity:
State and municipal securities	$14,635	$(2)	$—	$—	$14,635	$(2)
December 31, 2017
Available for sale:
State and municipal securities	$2,114	$(5)	$1,210	$(30)	$3,324	$(35)
Residential mortgage-backed securities	46,018	(198)	20,233	(397)	66,251	(595)
Residential collateralized mortgage obligations	70,788	(641)	60,622	(1,877)	131,410	(2,518)
Total	$118,920	$(844)	$82,065	$(2,304)	$200,985	$(3,148)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

At March 31, 2018, the Company had 114 securities that were in an unrealized loss position. The unrealized losses for each of the securities relate to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2018, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to maturity		Available for sale
March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,905	$2,920
Due after one year through five years	14,637	14,635	27,718	28,271
Due after five years through ten years	—	—	84,633	86,216
Due after ten years	5,223	5,223	12,633	12,929
Residential mortgage-backed securities	—	—	105,456	103,441
Residential collateralized mortgage obligations	—	—	184,648	180,380
Total	$19,860	$19,858	$417,993	$414,157

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Carrying value of securities pledged to secure public deposits	$256,224	$276,319
Carrying value of securities pledged to repurchase agreements	$35,669	$36,685
Note 4 - Loans

Loans consist of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Loans held for sale	$48,988	$65,343
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,096,948	$1,083,275
Construction/land/land development	340,684	322,404
Residential real estate	583,461	570,583
Total real estate	2,021,093	1,976,262
Commercial and industrial	1,012,760	989,220
Mortgage warehouse lines of credit	191,154	255,044
Consumer	20,985	20,505
Total loans held for investment(1)	3,245,992	3,241,031
Less: Allowance for loan losses	34,132	37,083
Net loans held for investment	$3,211,860	$3,203,948
____________________________

(1)	Presented net of net deferred loan fees of $1.5 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.

Included in total loans held for investment are $20.4 million and $5.5 million of commercial real estate loans and commercial and industrial loans, respectively, for which the fair value option has been elected at March 31, 2018. At December 31, 2017, the Company held $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
Credit quality indicators. As part of the Company's commitment to manage the credit quality of its loan portfolio, management annually updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans, and (v) the general economic conditions in the states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Risk ratings are continually evaluated to ensure they are appropriate based on currently available information. These risk ratings are the primary indicator of credit quality for its loan portfolio.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following is a summary description of the Company's internal risk ratings:

• Pass (1-6)	Loans within this risk rating are further categorized as follows:
Minimal risk (1)	Well-collateralized by cash equivalent instruments held by the Bank.
Moderate risk (2)
Borrowers with excellent asset quality and liquidity. Borrowers' capitalization and liquidity exceed industry norms. Borrowers in this category have significant levels of liquid assets and have a low level of leverage.

Better than average risk (3)
Borrowers with strong financial strength and excellent liquidity that consistently demonstrate strong operating performance. Borrowers in this category generally have a sizable net worth that can be converted into liquid assets within 12 months.

Average risk (4)
Borrowers with sound credit quality and financial performance, including liquidity. Borrowers are supported by sufficient cash flow coverage generated through operations across the full business cycle.

Marginally acceptable risk (5)
Loans generally meet minimum requirements for an acceptable loan in accordance with lending policy, but possess one or more attributes that cause the overall risk profile to be higher than the majority of newly approved loans.

Watch (6)
A passing loan with one or more factors that identify a potential weakness in the overall ability of the borrower to repay the loan. These weaknesses are generally mitigated by other factors that reduce the risk of delinquency or loss.

• Special Mention (7)	This grade is intended to be temporary and includes borrowers whose credit quality have deteriorated and is at risk of further decline.
• Substandard (8)
This grade includes "Substandard" loans, in accordance with regulatory guidelines. Substandard loans exhibit a well-defined weakness that jeopardizes debt repayment in accordance with contractual agreements, even though the loan may be performing. These obligations are characterized by the distinct possibility that a loss may be incurred if these weaknesses are not corrected and repayment may be dependent upon collateral liquidation or secondary source of repayment.

• Doubtful (9)
This grade includes "Doubtful" loans, in accordance with regulatory guidelines. Such loans are placed on nonaccrual status and repayment may be dependent upon collateral with no readily determinable valuation or valuations that are highly subjective in nature. Repayment for these loans is considered improbable based on currently existing facts and circumstances.

• Loss (0)	This grade includes "Loss" loans in accordance with regulatory guidelines. Loss loans are charged-off or written-down when repayment is not expected.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The recorded investment in loans by credit quality indicator at March 31, 2018 and December 31, 2017, excluding loans held for sale, were as follows:

	March 31, 2018
(Dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,070,984	$5,348	$20,616	$—	$—	$1,096,948
Construction/land/land development	337,148	165	3,371	—	—	340,684
Residential real estate	574,470	33	8,958	—	—	583,461
Total real estate	1,982,602	5,546	32,945	—	—	2,021,093
Commercial and industrial	945,417	9,652	57,691	—	—	1,012,760
Mortgage warehouse lines of credit	191,154	—	—	—	—	191,154
Consumer	20,636	—	349	—	—	20,985
Total loans held for investment	$3,139,809	$15,198	$90,985	$—	$—	$3,245,992

	December 31, 2017
(Dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,055,911	$7,798	$19,566	$—	$—	$1,083,275
Construction/land/land development	318,488	170	3,746	—	—	322,404
Residential real estate	560,945	778	8,860	—	—	570,583
Total real estate	1,935,344	8,746	32,172	—	—	1,976,262
Commercial and industrial	915,111	15,332	58,777	—	—	989,220
Mortgage warehouse lines of credit	255,044	—	—	—	—	255,044
Consumer	20,223	—	279	3	—	20,505
Total loans held for investment	$3,125,722	$24,078	$91,228	$3	$—	$3,241,031
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	March 31, 2018
(Dollars in thousands)	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Current loans	Total loans receivable	Accruing loans 90 or more days past due
Loans secured by real estate:
Commercial real estate	$8,940	$—	$844	$9,784	$1,087,164	$1,096,948	$—
Construction/land/land development	1,534	—	558	2,092	338,592	340,684	—
Residential real estate	2,917	653	3,428	6,998	576,463	583,461	—
Total real estate	13,391	653	4,830	18,874	2,002,219	2,021,093	—
Commercial and industrial	1,877	355	7,905	10,137	1,002,623	1,012,760	—
Mortgage warehouse lines of credit	—	—	—	—	191,154	191,154	—
Consumer	136	64	68	268	20,717	20,985	—
Total loans held for investment	$15,404	$1,072	$12,803	$29,279	$3,216,713	$3,245,992	$—

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2017
(Dollars in thousands)	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Current loans	Total loans receivable	Accruing loans 90 or more days past due
Loans secured by real estate:
Commercial real estate	$8,427	$2,791	$1,150	$12,368	$1,070,907	$1,083,275	$—
Construction/land/land development	1,488	172	464	2,124	320,280	322,404	—
Residential real estate	2,630	347	3,910	6,887	563,696	570,583	—
Total real estate	12,545	3,310	5,524	21,379	1,954,883	1,976,262	—
Commercial and industrial	1,517	9,922	8,074	19,513	969,707	989,220	—
Mortgage warehouse lines of credit	—	—	—	—	255,044	255,044	—
Consumer	178	128	74	380	20,125	20,505	—
Total loans held for investment	$14,240	$13,360	$13,672	$41,272	$3,199,759	$3,241,031	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended March 31, 2018
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,998	$9	$127	$1,028	$10,144
Construction/land/land development	2,950	—	1	(244)	2,707
Residential real estate	5,807	9	19	(346)	5,471
Commercial and industrial	18,831	1,703	174	(1,965)	15,337
Mortgage warehouse lines of credit	214	—	—	(56)	158
Consumer	283	17	24	25	315
Total	$37,083	$1,738	$345	$(1,558)	$34,132
____________________________

(1)
The $1.5 million benefit for credit losses on the consolidated statements of income includes a $1.6 million net loan loss benefit and a $34,000 provision for off-balance sheet commitments for the three months ended March 31, 2018.

	Three months ended March 31, 2017
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,718	$—	$2	$250	$8,970
Construction/land/land development	2,805	—	1	(320)	2,486
Residential real estate	5,003	13	37	856	5,883
Commercial and industrial	33,590	813	149	878	33,804
Mortgage warehouse lines of credit	139	—	—	(11)	128
Consumer	276	22	6	84	344
Total	$50,531	$848	$195	$1,737	$51,615
____________________________

(1)
The $2.8 million provision for credit losses on the consolidated statements of income includes a $1.7 million net loan loss provision and a $1.1 million provision for off-balance sheet commitments for the three months ended March 31, 2017.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	March 31, 2018
(Dollars in thousands)	Period end allowance allocated to loans individually evaluated for impairment	Period end allowance allocated to loans collectively evaluated for impairment	Period end loan balance individually evaluated for impairment	Period ended loan balance collectively evaluated for impairment (1)
Loans secured by real estate:
Commercial real estate	$1,448	$8,696	$10,236	$1,066,284
Construction/land/land development	4	2,703	1,421	339,263
Residential real estate	28	5,443	7,498	575,963
Commercial and industrial	1,680	13,657	13,349	993,905
Mortgage warehouse lines of credit	—	158	—	191,154
Consumer	97	218	264	20,721
Total	$3,257	$30,875	$32,768	$3,187,290
____________________________

(1)
Excludes $20.4 million and $5.5 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

	December 31, 2017
(Dollars in thousands)	Period end allowance allocated to loans individually evaluated for impairment	Period end allowance allocated to loans collectively evaluated for impairment	Period end loan balance individually evaluated for impairment	Period ended loan balance collectively evaluated for impairment (1)
Loans secured by real estate:
Commercial real estate	$312	$8,686	$4,945	$1,057,330
Construction/land/land development	4	2,946	1,963	320,441
Residential real estate	72	5,735	7,915	562,668
Commercial and industrial	4,356	14,475	24,598	959,011
Mortgage warehouse lines of credit	—	214	—	255,044
Consumer	63	220	237	20,268
Total	$4,807	$32,276	$39,658	$3,174,762
____________________________

(1)
Excludes $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either March 31, 2018 or December 31, 2017.

	March 31, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Total recorded investment	Allocation of allowance for loan losses
Loans secured by real estate:
Commercial real estate	$11,166	$1,973	$8,263	$10,236	$1,448
Construction/land/land development	1,740	1,272	149	1,421	4
Residential real estate	9,656	6,636	862	7,498	28
Total real estate	22,562	9,881	9,274	19,155	1,480
Commercial and industrial	13,815	5,587	7,762	13,349	1,680
Consumer	289	123	141	264	97
Total impaired loans	$36,666	$15,591	$17,177	$32,768	$3,257

	December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Total recorded investment	Allocation of allowance for loan losses
Loans secured by real estate:
Commercial real estate	$6,047	$1,782	$3,163	$4,945	$312
Construction/land/land development	2,268	1,813	150	1,963	4
Residential real estate	10,024	6,750	1,165	7,915	72
Total real estate	18,339	10,345	4,478	14,823	388
Commercial and industrial	25,212	6,161	18,437	24,598	4,356
Consumer	259	141	96	237	63
Total impaired loans	$43,810	$16,647	$23,011	$39,658	$4,807
The average recorded investment and interest recognized on impaired loans while classified as impaired for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018		March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,864	$27	$6,377	$33
Construction/land/land development	1,847	9	1,032	3
Residential real estate	7,665	24	10,065	20
Total real estate	19,376	60	17,474	56
Commercial and industrial	17,717	88	61,183	14
Consumer	256	3	251	2
Total impaired loans	$37,349	$151	$78,908	$72
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings are included

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

in certain loan categories within impaired loans. At March 31, 2018, the Company has committed to advance $423,000 in connection with impaired loans.
Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate	$8,851	$1,745
Construction/land/land development	1,272	1,097
Residential real estate	7,226	7,166
Total real estate	17,349	10,008
Commercial and industrial	9,312	13,512
Consumer	349	282
Total nonaccrual loans	$27,010	$23,802
For the three months ended March 31, 2018 and 2017, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $430,000 and $904,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the three months ended March 31, 2018 or 2017.
The Company elects the fair value option for recording residential mortgage loans held for sale, and certain commercial real estate and commercial and industrial loans, in accordance with US GAAP. The Company had no loans on nonaccrual that were recorded using the fair value option election at March 31, 2018 or December 31, 2017.
The following is a summary of loans classified as troubled debt restructurings ("TDRs").

(Dollars in thousands)	March 31, 2018	December 31, 2017
TDRs
Nonaccrual TDRs	$2,158	$2,622
Performing TDRs	6,051	14,234
Total	$8,209	$16,856
The following table presents the pre and post-modification balances of TDR modifications that occurred during the March 31, 2018 period. There were no loans modified as a TDR during the three months ended March 31, 2017.

		Three months ended March 31, 2018
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Residential real estate	1	$94	$—	$—	$91	$91
During the three months ended March 31, 2018 and 2017, there were no payment defaults for loans restructured as TDR's within the previous 12 months, respectively. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three months ended March 31, 2018 did not significantly impact the Company's determination of the allowance for loan losses. On an ongoing basis, the Company monitors the performance of the modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 5 - Fair Value of Financial Instruments

Fair value is the exchange price that is expected to be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain assets and liabilities are recorded in the Company's financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.
The Company utilizes fair value measurement to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach to estimate the fair values of its financial instruments. Such valuation techniques are consistently applied.
A hierarchy for fair value has been established which categorizes the valuation techniques into three levels used to measure fair value. The three levels are as follows:
Level 1 - Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Fair value is based on significant other observable inputs which are generally determined based on a single price for each financial instrument provided to the Company by an unrelated third-party pricing service and is based on one or more of the following:
•Quoted prices for similar, but not identical, assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in markets that are not active;
•Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates;
•Other inputs derived from or corroborated by observable market inputs.
Level 3 - Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects the Company's own assumptions about the risk premiums that market participants would generally require and the assumptions they would use.
There were no transfers between fair value reporting levels for any period presented.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during either period.

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$87,260	$39,961	$127,221
Corporate bonds	—	3,115	—	3,115
Residential mortgage-backed securities	—	103,441	—	103,441
Residential collateralized mortgage obligations	—	180,380	—	180,380
Securities available for sale	—	374,196	39,961	414,157
Securities carried at fair value through income	—	—	11,723	11,723
Loans held for sale	—	19,301	—	19,301
Loans at fair value	—	—	25,934	25,934
Mortgage servicing rights	—	—	25,999	25,999
Other assets - derivatives	—	2,716	—	2,716
Total recurring fair value measurements - assets	$—	$396,213	$103,617	$499,830

Other liabilities - derivatives	$—	$(1,898)	$—	$(1,898)
Total recurring fair value measurements - liabilities	$—	$(1,898)	$—	$(1,898)

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$87,963	$42,015	$129,978
Corporate bonds	—	3,136	—	3,136
Residential mortgage-backed securities	—	105,029	—	105,029
Residential collateralized mortgage obligations	—	166,389	—	166,389
Securities available for sale	—	362,517	42,015	404,532
Securities carried at fair value through income	—	—	12,033	12,033
Loans held for sale	—	32,768	—	32,768
Loans at fair value	—	—	26,611	26,611
Mortgage servicing rights	—	—	24,182	24,182
Other assets - derivatives	—	3,146	—	3,146
Total recurring fair value measurements - assets	$—	$398,431	$104,841	$503,272

Other liabilities - derivatives	$—	$(3,320)	$—	$(3,320)
Total recurring fair value measurements - liabilities	$—	$(3,320)	$—	$(3,320)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at FV Through Income
Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	1,274	—	—
Other noninterest income	(295)	—	—	(310)
Gain (loss) recognized in AOCI	—	—	(727)	—
Purchases, issuances, sales and settlements:
Originations		543
Purchases	—	—	259	—
Settlements	(382)	—	(1,586)	—
Balance at March 31, 2018	$25,934	$25,999	$39,961	$11,723

Balance at January 1, 2017	$33,693	$29,385	$43,858	$12,511
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(1,131)	—	—
Other noninterest income	(165)	—	—	(97)
Gain (loss) recognized in AOCI	—	—	2,151	—
Purchases, issuances, sales, and settlements:
Originations	—	628	—	—
Purchases	—	—	190	—
Sales	(2,516)	—	—	—
Settlements	(1,481)	—	(1,524)	—
Balance at March 31, 2017	$29,531	$28,882	$44,675	$12,414
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 2 or Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with ASC 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to another pricing source, such as Bloomberg. The third -party pricing service is subject to an annual review of internal controls (SSAE 16), which is made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Mortgage Servicing Rights
The carrying amounts of the mortgage servicing rights equal fair value. Mortgage servicing rights are valued on a discounted cash flow valuation technique; see Note 6 - Mortgage Banking for more information on inputs.
Derivatives
Fair values for interest rate swap agreements are based upon the amounts that would be required to settle the contracts. Fair values for derivative loan commitments and forward loan sale commitments are based on fair values of the

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2018 and 2017, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	March 31, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$19,301	$19,073	$228
Commercial and industrial loans held for investment(2)	5,506	5,506	—
Commercial real estate loans held for investment(2)	20,428	20,155	273
Securities carried at fair value through income	11,723	11,918	(195)
Total	$56,958	$56,652	$306
____________________________

(1)	$246,000 of loans were past due 90 days or more at March 31, 2018, and the Company had guarantees receivable from U.S. Government agencies for 100% of this amount.

(2)
There were no commercial and industrial loans or commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or past due 90 days or more at March 31, 2018.

	December 31, 2017
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$32,768	$32,216	$552
Commercial and industrial loans held for investment(2)	5,611	5,591	20
Commercial real estate loans held for investment(2)	21,000	20,451	549
Securities carried at fair value through income	12,033	11,918	115
Total	$71,412	$70,176	$1,236
____________________________

(1)	$2.4 million of loans were past due 90 days or more at December 31, 2017. Of this balance, the Company had guarantees receivable from U.S. government agencies totaling $1.8 million.

(2)
There were no commercial and industrial loans or commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or past due 90 days or more at December 31, 2017.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the income statement line items reflected in the following table:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Changes in fair value included in noninterest income:
Mortgage banking revenue	$(324)	$91
Other income:
Loans at fair value held for investment	$(295)	$(165)
Securities carried at fair value through income	(310)	(97)
Total impact on other income	(605)	(262)
Total fair value option impact on noninterest income	$(929)	$(171)
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at March 31, 2018 and December 31, 2017. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 283 to 413 basis points at March 31, 2018 and December 31, 2017. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Government National Mortgage Association Repurchase Asset
The Company recorded $29.7 million and $32.6 million, respectively, at March 31, 2018 and December 31, 2017 for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was $13.9 million and $18.2 million at March 31, 2018 and December 31, 2017, respectively.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis which are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $722,000 and $499,000 at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the Company had $163,000 in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands) Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$247,257	$247,257	$187,187	$187,187
Level 2 inputs:
Securities held to maturity	19,860	19,858	20,188	20,265
Non-marketable equity securities held in other financial institutions	22,995	22,995	22,967	22,967
Accrued interest and loan fees receivable	11,956	11,956	10,719	10,719
Level 3 inputs:
Loans held for investment, net(1)	3,220,058	3,144,110	3,177,337	3,238,872
Financial liabilities:
Level 2 inputs:
Deposits	3,580,738	3,376,985	3,512,014	3,352,213
FHLB advances and other borrowings	132,224	132,661	144,357	145,330
Junior subordinated debentures	9,625	14,476	9,619	14,132
Accrued interest payable	2,265	2,265	2,424	2,424
____________________________

(1)	Loans held for investment, net does not include $25.9 million or $26.6 million of loans held at fair value at March 31, 2018 or December 31, 2017, respectively.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 6 - Mortgage Banking
The following table presents the Company's mortgage banking operations:

	At and for the three months ended
(Dollars in thousands, unaudited) Mortgage banking revenue	March 31, 2018	March 31, 2017
Origination	$210	$227
Gain on sale of loans held for sale	2,024	2,294
Servicing	1,837	2,107
Total gross mortgage revenue	4,071	4,628
Mortgage derivatives gain (loss)	(539)	506
MSR change due to payoffs and paydowns	(784)	(952)
MSR and hedge fair value adjustment	(379)	(90)
Gain (loss) on MSR sale (1)	25	—
Mortgage banking revenue	$2,394	$4,092

Origination volume	$74,938	$102,723
Mortgage loans sold	84,528	114,563
Outstanding principal balance of mortgage loans serviced for others	2,167,185	2,483,423
___________________________

(1)	Amount shown during the three months ended March 31, 2018 reflects final settlement on a loan servicing portfolio sold during the three months ended December 31, 2017.

Management uses mortgage-backed securities to mitigate impact of changes in fair value of MSRs. See Note 7 - Derivative Financial Instruments for further information. Changes in MSRs related to fair value are recorded in mortgage banking revenue in the consolidated statements of income.
Mortgage Servicing Rights ("MSRs")
Activity in MSRs was as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$24,182	$29,385
Origination of servicing rights	543	628
Change in fair value, including amortization	1,274	(1,131)
Balance at end of period	$25,999	$28,882
The significant assumptions used to value MSRs were as follows:

	March 31, 2018	December 31, 2017
Prepayment speed	8.78%	10.80%
Discount rate	9.42%	9.33%
In recent years, there have been significant market-driven fluctuations in these assumptions listed above. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The Company receives annual servicing fee income approximating 0.29% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by it at the time of the sale, herein referred to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback requests may be made until the loan is paid in full. When a putback request is received, the Company evaluates the request and takes appropriate actions based on the nature of the request. The Company is required by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to provide a response to putback requests within 60 days of the date of receipt.
The total mortgage loan servicing putback expenses incurred by the Company were $0 and $19,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the reserve for mortgage loan servicing putback expenses totaled $196,000 and $254,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale at lower of cost or market with the offsetting liability being reported in FHLB advances and other borrowings. The balance included in mortgage loans held for sale and FHLB advances and other borrowings at March 31, 2018 and December 31, 2017 was $29.7 million and $32.6 million, respectively.
Note 7 - Derivative Financial Instruments
Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, as well as to manage changes in fair values of some assets which are marked at fair value through the income statement on a recurring basis.

Cash Flow Hedges of Interest Rate Risk
The Company is a party in interest rate swap agreements under which the Company receives interest at a variable rate and pays at a fixed rate. This derivative instrument represented by this swap agreement is designated as a cash flow hedge of the Company's forecasted variable cash flows under a variable-rate term borrowing agreement. During the term of the swap agreement, the effective portion of changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings. The entire swap fair value will be reclassified into earnings before the expiration date.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Derivatives Not Designated as Hedges
Customer interest rate derivative program
The Company offers certain derivatives products, primarily interest rate swaps, directly to qualified commercial banking customers to facilitate their risk management strategies. In some instances, the Company acts only as an intermediary, simultaneously entering into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions and not significantly impacting its results of operations. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and any offsetting derivatives are recognized directly in earnings as a component of noninterest income.
Mortgage banking derivatives
The Company enters into certain derivative agreements as part of its mortgage banking and related risk management activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a mandatory delivery basis. The Company also economically hedges the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future.
Fair Values of Derivative Instruments on the Balance Sheet

The following tables disclose the fair value of derivative instruments in the Company's balance sheets at March 31, 2018 and December 31, 2017, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the three months ended March 31, 2018 and 2017:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps included in other assets	$10,500	$10,500	$222	$41

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$121,638	$132,959	$1,365	$2,314
Interest rate swaps included in other liabilities	142,398	159,479	(1,749)	(3,221)
Forward commitments to purchase mortgage-backed securities included in other assets (liabilities)	100,000	160,000	453	(50)
Forward commitments to sell residential mortgage loans included in other assets (liabilities)	41,850	57,400	(149)	(49)
Interest rate-lock commitments on residential mortgage loans included in other assets	32,320	37,072	676	791
	$438,206	$546,910	$596	$(215)
____________________________

(1)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.

The weighted-average rates paid and received for interest rate swaps at March 31, 2018 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedges	4.81%	4.64%
Non-hedging interest rate swaps - financial institution counterparties	4.78	3.83
Non-hedging interest rate swaps - customer counterparties	3.78	4.76

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three months ended March 31,
Derivatives not designated as hedging instruments:	2018	2017
Amount of gain (loss) recognized in mortgage banking revenue	$(1,661)	$389
Amount of gain recognized in other non-interest income	523	266

Some interest rate swaps included in other assets are subject to a master netting arrangement with the counterparty in all years presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the condensed consolidated balance sheets, and any impact of netting these amounts would not be significant.
At March 31, 2018 and December 31, 2017, the Company had cash collateral on deposit with swap counterparties totaling $500,000 and $7.0 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets.
Note 8 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At March 31, 2018, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 1,130,338 shares.
Share-based compensation cost charged to income for the three months ended March 31, 2018 and 2017 is presented below:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Restricted stock	$194	$247
Stock options(1)	—	(30)
Total stock compensation expense	$194	$217
Related tax benefits recognized in net income	$41	$76
____________________________

(1)
Stock option expense for the three months ended March 31, 2017 included expense reversal related to 5,546 common stock options forfeited during the period. All remaining stock options became fully vested during the first quarter of 2017 with no further expense incurred after February 2017.

Restricted Stock Grants
The Company's restricted stock grants are time-vested awards and are granted to the Company's Board of Directors, executives and senior management team. The service period in which time-vested awards are earned ranges from one to five years. Time-vested awards are valued utilizing the fair value of the Company's stock at the grant date. These awards are recognized on the straight-line method over the requisite service period, with forfeitures recognized as they occur.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company's time-vested award activity:

	Three months ended March 31,
	2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	61,293	$24.61	84,019	$24.22
Granted	7,334	25.41	1,137	22.00
Vested	(4,397)	24.91	(13,976)	21.23
Forfeited	—	—	(3,524)	24.09
Nonvested shares, March 31,	64,230	$24.68	67,656	$22.95
During the three months ended March 31, 2018, award recipients surrendered 845 shares to cover taxes owed upon the vesting of restricted stock awards. During the three months ended March 31, 2017, award recipients surrendered 2,363 shares to cover taxes owed upon the vesting of restricted stock awards.
At March 31, 2018, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.01 years.
Stock Option Grants
The Company issues common stock options to select officers and employees through individual agreements and as a result of obligations assumed in association with negotiated mergers. As a result, both incentive and nonqualified stock options have been issued and may be issued in the future. The exercise price of each option varies by agreement and is based on either the fair value of the stock at the date of the grant in circumstances where option grants occurred or based on the previously committed exercise price in the case of options acquired through merger. No outstanding stock option has a term that exceeds twenty years. Vesting periods range from immediate to ten years from the date of grant or merger. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date fair-value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The table below summarizes the status of the Company's stock options and changes during the three months ended March 31, 2018 and 2017.

(Dollars in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three months ended March 31, 2017
Outstanding at January 1, 2017	358,638	$11.37	7.79	$3,844
Forfeited	(5,546)	23.89
Outstanding at March 31, 2017	353,092	$11.17	7.50	$3,923

Three months ended March 31, 2018
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Outstanding at March 31, 2018	319,500	$10.65	6.82	$4,843
Exercisable at March 31, 2018	319,500	$10.65	6.82	$4,843
There were no stock options granted or exercised during the three months ended March 31, 2018 or 2017.
Note 9 - Income Taxes
The provision for income taxes is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Federal income taxes:
Current	$2,175	$2,382
Deferred	501	50
State income taxes:
Current	76	161
Deferred	32	(13)
Income tax expense	$2,784	$2,580
Effective income tax rate	17.2%	26.3%
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2018 and 35% during 2017 primarily due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, the Company expects the effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional affect on the effective income tax rate as net income decreases.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company remeasured certain deferred tax assets and liabilities in the period of enactment based on the rates at which they are expected to reverse in the future, which is generally 21%.

During the first quarter of 2018, the Company adopted the provisions of ASU 2018-02 which resulted in a $282,000 adjustment from accumulated other comprehensive income to retained earnings. Refer to Note 10 - Accumulated Other Comprehensive Income and Note 13 - Accounting Standards Updates for additional information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2014.
Note 10 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on available for sale ("AFS") securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized gains on AFS securities	Cash flow hedges	Accumulated other comprehensive income
Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(4,492)	144	(4,348)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at March 31, 2018	$(2,936)	$177	$(2,759)

Balance at January 1, 2017	$3,505	$(42)	$3,463
Net change	278	21	299
Balance at March 31, 2017	$3,783	$(21)	$3,762
____________________________

(1)
During the first quarter of 2018 the Company adopted ASU 2018-02. The ASU was issued by the Financial Accounting Standards Board ("FASB") in February 2018 to address the issue of other comprehensive income or loss that became stranded in AOCI as a result of the re-measurement of an entity’s deferred income tax assets and liabilities following the reduction of the U.S. federal corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act in December 2017. The Company also had certain current tax amounts stranded AOCI that resulted from a tax accounting election to tax net gains and losses on AFS securities and cash flow hedges as current items beginning in 2016. The Company reclassifies the taxes from AOCI to earnings as the individual securities and hedges are realized. Due to the change in corporate tax rates, the Company had certain net gains and losses taxed at the 35% rate reflected in AOCI. As these transactions are realized over time, they will flow through income tax expense at the 21% rate. Rather than adjusting income tax expense for the difference as each of these securities and instruments are realized, the Company elected to adjust the difference (stranded tax effect) to retained earnings, consistent with the treatment of the deferred tax adjustment.

Note 11 - Capital and Regulatory Matters
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2018 and December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2018 and December 31, 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The actual capital amounts and ratios of the Company and Bank at March 31, 2018 and December 31, 2017, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$371,112	9.68%	$268,319	7.00%	N/A	N/A
Origin Bank	426,583	11.16	267,688	7.00	$248,567	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	444,246	11.59	325,817	8.50	N/A	N/A
Origin Bank	426,583	11.16	325,049	8.50	305,929	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	480,428	12.53	402,481	10.50	N/A	N/A
Origin Bank	462,765	12.10	401,530	10.50	382,409	10.00
Leverage Ratio
Origin Bancorp, Inc.	444,246	10.65	166,790	4.00	N/A	N/A
Origin Bank	426,583	10.25	166,478	4.00	208,097	5.00
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$360,069	9.35%	$269,570	7.00%	N/A	N/A
Origin Bank	416,175	10.82	269,244	7.00	$250,012	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	433,338	11.25	327,411	8.50	N/A	N/A
Origin Bank	416,175	10.82	326,940	8.50	307,708	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	472,437	12.26	404,616	10.50	N/A	N/A
Origin Bank	455,274	11.84	403,748	10.50	384,522	10.00
Leverage Ratio
Origin Bancorp, Inc.	433,338	10.53	164,611	4.00	N/A	N/A
Origin Bank	416,175	10.13	164,334	4.00	205,418	5.00
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Management believes under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at March 31, 2018, the Bank could pay aggregate dividends of up to $18.1 million to the Company without prior regulatory approval.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 12 - Commitments and Contingencies
Credit Related Commitments
In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Company to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.
A substantial majority of the letters of credit are standby agreements that obligate the Company to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Company issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.
The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$1,047,196	$1,068,088
Standby letters of credit	80,991	79,893
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2018 and December 31, 2017, these credit card guarantees totaled $1.1 million and $1.0 million, respectively. This amount represents the maximum potential amount of future payments under the guarantee, which the Company is responsible for in the event of customer non-payment.
At March 31, 2018 and December 31, 2017, the Company had FHLB letters of credit totaling $135 million and $185 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.0 million at both March 31, 2018 and December 31, 2017, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from any such pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 13 - Accounting Standards Updates

Effect of Newly Issued But Not Yet Effective Accounting Standards

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Since these amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. These amendments require that an entity disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. These amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Rather than adjusting income tax expense for the differences as the effect of the change in the U.S. federal corporate income tax rates are realized, the Company elected to adjust the difference (stranded tax effect) to retained earnings, consistent with the treatment of the deferred tax adjustment. The Company adopted this guidance during the first quarter of 2018, which resulted in a reclassification of $282,000 from Accumulated Other Comprehensive Income to Retained Earnings. The Company's policy is to release material stranded tax effects on a specific identification basis.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. It also changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this ASU also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. For public entities, these amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted. The Company has analyzed its hedges and determined that the amendments in this ASU are currently not applicable to any hedge relationships in effect and therefore, no transition adjustment is necessary. The Company has adopted this ASU during the first quarter of 2018 and will apply the updates to hedging instruments on a go forward basis.
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses at the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on our results of operations, financial position or disclosures. However, the Company has begun developing processes and procedures to ensure we are fully compliant at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and developing asset quality forecast models in preparation for the implementation of this standard. For public business entities that are Securities and Exchange Commission filers, the amendments in the update are effective for fiscal years beginning

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures.
ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.
Note 14 - Subsequent Events
On April 2, 2018, together with Thomas & Farr Agency, LLC, the Company's indirect wholly-owned insurance agency subsidiary, the Company entered into a definitive agreement to purchase substantially all of the assets of a general insurance agency headquartered in Monroe, Louisiana at an estimated cost of $9.5 million. If completed, the acquisition would expand the existing footprint served by the Company's insurance agency platform and provide greater service to customers in all of its markets.
On May 10, 2018, the Company completed the initial public offering of its common stock at a price to the public of $34.00 per share. The Company issued 3,045,426 shares in the offering, including 545,426 shares sold at the option of the underwriters, and certain selling shareholders sold 1,136,176 shares in the offering. The Company received net proceeds of approximately $95.2 million in the offering. The Company's common stock became eligible for trading on May 9, 2018 on the NASDAQ Global Select Market under the symbol “OBNK.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, references in the management discussion and analysis to “we,” “our,” and “us,” refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references in this prospectus to “Origin Bank” or “the Bank” refer to Origin Bank, our wholly owned bank subsidiary.
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. We provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 41 banking centers from Dallas/Fort Worth, Texas across North Louisiana to Central Mississippi, which we refer to as the I-20 Corridor, as well as in Houston, Texas. In May 2018, we completed an initial public offering of our common stock, which is listed on the NASDAQ Global Select Market under the symbol "OBNK."
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly owned bank subsidiary, Origin Bank, and the discussion and analysis that follows primarily relates to activities conducted at the bank level.
Our principal business, which operates through one segment, is lending to and accepting deposits from businesses, municipalities, school districts, professionals and individuals. We generate the majority of our revenue from interest earned on loans and investments and service charges and fees on deposit accounts.
We intend for this discussion and analysis to provide the reader with information that will assist in understanding our business, results of operations, financial condition and consolidated financial statements, the changes in certain key items in our consolidated financial statements from period to period and the primary factors that accounted for those changes.
Certain financial performance highlights are provided below:

•
Net income for the three months ended March 31, 2018 was $13.4 million, an increase of $6.2 million, or 85.0%, over the first quarter of 2017. The increase in net income during the three month period ended March 31, 2018 over the three month period ended March 31, 2017 was attributable to (i) an increase in net interest income resulting primarily from an increase in benchmark interest rates period over period, along with growth in our average earning assets, (ii) a negative provision for credit losses for the three month period ended March 31, 2018, due to paydowns and improvement in certain collateral dependent impaired loans, (iii) an improvement in our efficiency ratio due to the growth rate in total revenues in relation to noninterest expenses, and (iv) a reduction in our effective tax rate due to a lower Federal income tax rate.

•
Net interest margin for the quarter ended March 31, 2018 was 3.68% on a fully tax equivalent basis, an increase of 32 basis points over the first quarter of 2017, as yields increased in most loan categories and outpaced the increase in rates paid on interest-bearing liabilities.

•
Total loans held for investment increased by $5.0 million from December 31, 2017. The yield earned on total loans held for investment during the current quarter was 4.73%, compared to 4.20% for the quarter ended March 31, 2017.

•	Total deposits increased by $68.7 million from December 31, 2017. Noninterest-bearing deposits were 24.7% of total deposits at March 31, 2018, compared to 23.7% at December 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2018 with the three months ended March 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected in future periods.
Net Interest Income
Net interest income for the quarter ended March 31, 2018 was $34.7 million, an increase of $4.4 million over the quarter ended March 31, 2017, primarily driven by increases in income earned on commercial real estate and residential real estate loans, which each increased by $1.7 million over the quarter ended March 31, 2017, as well as an increase of $1.2 million in income earned on commercial and industrial loans. The increase was primarily due to increases in yield earned on loans resulting from an increase in benchmark interest rates during 2017, partially offset by a rate-driven increase of $1.7 million, or 35.0%, in interest expense over the quarter ended March 31, 2017.

The average balance of residential real estate loans increased by $137.1 million to $575.5 million at March 31, 2018, from $438.4 million for the quarter ended March 31, 2017. The average balance of commercial and industrial loans declined by $102.3 million to $1.00 billion at March 31, 2018 from $1.10 billion for the quarter ended March 31, 2017. This decline in average balance was primarily due to the planned reduction of our energy loan portfolio that occurred throughout 2017. Despite the decline in average balances in commercial and industrial loans, the yield earned on our commercial and industrial loan portfolio increased to 4.77% for the quarter ended March 31, 2018, compared to 3.89% for the quarter ended March 31, 2017. The reduction in nonperforming loans, primarily energy-related loans, resulted in a seven basis point increase in the yield on the total loan portfolio when comparing the first quarter of 2018 to the same quarter in 2017.

Total interest-earning assets excluding loans contributed $660,000 to the increase in net interest income when comparing the first quarter of 2018 to the first quarter of 2017, primarily due to increases in yield on interest-bearing balances due from banks and growth in average balances and yields on taxable investment securities.

The cost of our interest-bearing liabilities increased 24 basis points to 0.97% for the three months ended March 31, 2018 from 0.73% for the three months ended March 31, 2017, due primarily to an increase in benchmark interest rates. The overall increase in cost was less than the overall increase in yield, primarily due to our low deposit costs attributed to our core relationship deposit mix.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(Dollars in thousands)	2018			2017
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	1,085,597	12,564	4.69%	1,017,852	10,887	4.34%
Construction/land/land development	327,472	3,932	4.87	317,524	3,407	4.35
Residential real estate	575,511	6,438	4.47	438,395	4,774	4.36
Commercial and industrial	1,001,894	11,777	4.77	1,104,218	10,605	3.89
Mortgage warehouse lines of credit	174,714	2,147	4.98	160,984	1,656	4.17
Consumer	21,054	340	6.45	22,075	337	6.11
Loans held for sale	27,082	276	4.08	33,956	302	3.56
Loans Receivable	3,213,324	37,474	4.73	3,095,004	31,968	4.19
Investment securities-taxable	310,519	1,740	2.24	282,254	1,448	2.05
Investment securities-non-taxable	132,660	1,184	3.57	136,370	1,200	3.52
Non-marketable equity securities held in other financial institutions	22,968	168	2.97	17,415	145	3.39
Interest-bearing balances due from banks	217,313	878	1.64	239,794	517	0.87
Total interest-earning assets	3,896,784	41,444	4.31	3,770,837	35,278	3.79
Noninterest-earning assets(3)	301,069			289,309
Total assets	$4,197,853			$4,060,146
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,073,120	$4,160	0.81%	$2,000,253	$2,632	0.53%
Time deposits	618,994	1,820	1.19	648,280	1,604	1.00
Total interest-bearing deposits	2,692,114	5,980	0.90	2,648,533	4,236	0.65
FHLB advances	75,439	570	3.06	76,742	585	3.09
Securities sold under agreements to repurchase	28,713	34	0.47	29,609	20	0.27
Subordinated debentures	9,622	136	5.65	9,598	135	5.70
Total interest-bearing liabilities	2,805,888	6,720	0.97	2,764,482	4,976	0.73
Noninterest-bearing deposits	864,552			779,811
Other liabilities(3)	67,459			59,690
Total liabilities	3,737,899			3,603,983
Stockholders' Equity	459,954			456,163
Total liabilities and stockholders' equity	$4,197,853			$4,060,146
Net interest spread			3.34%			3.06%
Net interest income and margin		$34,724	3.61%		$30,302	3.26%
Net interest income and margin - (tax equivalent)(4)		$35,338	3.68%		$31,196	3.36%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes GNMA repurchase average balances of $32.0 million and $24.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in Loans Held for Sale and the liability included in FHLB Advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to the financial statements.

(4)
In order to present pretax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment (a non-GAAP measure) has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017. The tax-equivalent net interest margin would have been 3.32% for the three months ended March 31, 2017 if we had been subject to the 21% Federal income tax rate enacted for 2018 in the Tax Cuts and Jobs Act.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Three months ended March 31, 2018 vs. three months ended March 31, 2017
(Dollars in thousands)	Increase (decrease) due to change in
Interest-earning assets	Volume	Yield/Rate	Total
Loans:
Commercial real estate	$784	$893	$1,677
Construction/land/land development	119	406	525
Residential real estate	1,534	130	1,664
Commercial and industrial	(1,203)	2,375	1,172
Mortgage warehouse lines of credit	169	322	491
Consumer	(16)	19	3
Loans held for sale	(69)	43	(26)
Loans receivable	1,318	4,188	5,506
Investment securities-taxable	158	134	292
Investment securities-non-taxable	(33)	17	(16)
Non-marketable equity securities held in other financial institutions	41	(18)	23
Interest-bearing balances due from banks	(91)	452	361
Total interest-earning assets	1,393	4,773	6,166
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	146	1,382	1,528
Time deposits	(86)	302	216
FHLB advances	(10)	(5)	(15)
Securities sold under agreements to repurchase	(1)	15	14
Junior subordinated debentures	—	1	1
Total interest-bearing liabilities	49	1,695	1,744
Net interest income	$1,344	$3,078	$4,422

Provision for Credit Losses
The provision for credit losses, which includes both the provision for loan losses and provision for off-balance sheet commitments, is based on management’s assessment of the adequacy of both our allowance for loan losses and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our allowance for loan losses, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of probable losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries.
We recorded a provision benefit of $1.5 million for the quarter ended March 31, 2018, a decrease in provision expense of $4.3 million compared to provision expense of $2.8 million for the quarter ended March 31, 2017. The release of provision in the current quarter was due primarily to paydowns and improvement in certain collateral dependent impaired loans. The reserve on impaired loans decreased by $1.5 million during the three months ended March 31, 2018, compared to a reserve increase of $6.9 million during the three months ended March 31, 2017. The change in reserves on impaired loans was the primary driver of the provision benefit or expense in both periods discussed. During the three months ended March 31, 2017, we experienced deterioration in our impaired loan portfolio, primarily caused by energy-related loans, while we experienced improvement in our impaired loan portfolio during the three months ended March 31, 2018.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Noninterest income:
Service charges and fees	$3,014	$2,772	$242	8.7%
Mortgage banking revenue	2,394	4,092	(1,698)	(41.5)
Insurance commission and fee income	2,107	1,924	183	9.5
Loss on sales and disposals of other assets, net	(61)	(129)	68	52.7
Other fee income	452	679	(227)	(33.4)
Other income	1,894	787	1,107	140.7
Total noninterest income	$9,800	$10,125	$(325)	(3.2)%

Noninterest income for the three months ended March 31, 2018 decreased by $325,000, or 3.2%, to $9.8 million, compared to $10.1 million for the three months ended March 31, 2017. The decrease in noninterest income over the quarter ended March 31, 2017 was primarily due a decline in mortgage banking revenue of $1.7 million, which was partially offset by an increase in other income of $1.1 million.
Mortgage banking revenue. As part of the community banking services we provide our customers, we originate residential mortgage loans and service some of those loans. Our revenue from mortgage banking typically fluctuates as mortgage interest rates change and is primarily attributable to two activities: (1) origination and sale of new mortgage loans and (2) servicing mortgage loans. Our normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated mortgage servicing rights, or MSRs, with the loan sold. Generally, we retain the MSRs on customers in our footprint. We record MSRs at fair value for all loans sold on a servicing retained basis with subsequent adjustments to the fair value of MSRs.
Mortgage banking revenue declined by $1.7 million, or 41.5%, compared to the quarter ended March 31, 2017. The primary driver of the decline was due to losses on mortgage derivatives of $1.0 million. Please see Note 6 - Mortgage Banking in the notes to the consolidated financial statements included in this report for more information on the breakout of mortgage banking revenue.
Other. Other income increased by $1.1 million, or 140.7%, to $1.9 million for the three months ended March 31, 2018, compared to $787,000 for the three months ended March 31, 2017. The increase in other income was largely driven by a $974,000 change in the equity method impact of our investments in limited partnerships, which are Small Business Investment Companies and provide us credit toward our investment requirements under the Community Reinvestment Act.

We recognized a $795,000 increase in value of these investments during the quarter ended March 31, 2018, compared to a decline in value of these investments of $179,000 during the quarter ended March 31, 2017.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

	Three months ended March 31,		$ Change	% Change
(Dollars in thousands)	2018	2017
Noninterest expense:
Salaries and employee benefits	$18,241	$16,587	$1,654	10.0%
Occupancy and equipment, net	3,653	3,944	(291)	(7.4)
Data processing	1,473	1,273	200	15.7
Electronic banking	743	639	104	16.3
Communications	515	433	82	18.9
Advertising and marketing	657	589	68	11.5
Professional services	665	609	56	9.2
Regulatory assessments	720	681	39	5.7
Loan related expenses	713	785	(72)	(9.2)
Office and operations	1,278	1,276	2	0.2
Other	1,199	970	229	23.6
Total noninterest expense	$29,857	$27,786	$2,071	7.5%

Noninterest expense for the three months ended March 31, 2018 increased by $2.1 million, or 7.5%, to $29.9 million, compared to $27.8 million for the three months ended March 31, 2017. The most significant component of the net increase was salaries and employee benefits, which increased $1.7 million, or 10.0%, for the three months ended March 31, 2018, compared to the same period in 2017. This increase was largely attributed to incentive compensation expense, which increased by $1.1 million as a result of improvement in our overall operating performance in the first quarter of 2018 compared to the first quarter of 2017, resulting in higher planned annual incentive payouts.
Income Tax Expense
The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income, tax credits and nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
For the three months ended March 31, 2018, we recognized income tax expense of $2.8 million, compared to $2.6 million for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was 17.2% compared to 26.3% for the three months ended March 31, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted which lowered the Federal corporate income tax rate to 21% from 35% for tax years beginning in 2018. Our effective income tax rates have differed from the U.S. statutory rate of 21% and 35% during the three months ended March 31, 2018 and 2017, respectively, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017
General
Total assets increased by $60.9 million, or 1.5%, to $4.21 billion at March 31, 2018, from $4.15 billion at December 31, 2017. The increase was primarily attributable to increases in cash balances, total securities and loans held for investment of $60.1 million, $9.0 million, and $5.0 million, respectively, and was partially offset by a decrease of $16.4 million in mortgage loans held for sale.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. At March 31, 2018, 70.9% of the loan portfolio held for investment was comprised of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
At March 31, 2018, total loans held for investment, excluding mortgage warehouse lines of credit, were $3.05 billion, an increase of $68.9 million compared to $2.99 billion at December 31, 2017. The increase was due to new loan production in all loan categories, led by increases in commercial and industrial and construction/land/land development loans. Mortgage warehouse lines of credit decreased to $191.2 million, or 25.1%, at March 31, 2018 from $255.0 million at December 31, 2017. Mortgage warehouse lines of credit exhibit seasonal fluctuations in balances, with the first quarter typically carrying the lowest average balance during the year and ending balances driven by broader market conditions and mortgage loan funding timing.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	$ Change	% Change
Real estate:
Commercial real estate	$1,096,948	33.8%	$1,083,275	33.5%	$13,673	1.3%
Construction/land/land development	340,684	10.5	322,404	9.9	18,280	5.7
Residential real estate	583,461	18.0	570,583	17.6	12,878	2.3
Total real estate	2,021,093	62.3	1,976,262	61.0	44,831	2.3
Commercial and industrial	1,012,760	31.2	989,220	30.5	23,540	2.4
Mortgage warehouse lines of credit	191,154	5.9	255,044	7.9	(63,890)	(25.1)
Consumer	20,985	0.6	20,505	0.6	480	2.3
Total loans held for investment	$3,245,992	100.0%	$3,241,031	100.0%	$4,961	0.2%
Commercial real estate loans.   Our commercial real estate loans are primarily made to businesses and professionals located in our markets, are diverse in terms of type and are generally secured by real estate within our market areas. Commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate and personal guarantees. Commercial real estate loans increased $13.7 million, or 1.3%, to $1.10 billion at March 31, 2018 from $1.08 billion at December 31, 2017, as a result of increased demand for commercial real estate loans within our growth markets.
Construction/land/land development loans. Construction, land and land development loans comprise loans made to fund commercial construction and land acquisition for development and agricultural use. The real estate purchased with these loans is generally located in or near our market areas. Construction, land and land development loans grew by $18.3 million, or 5.7%, to $340.7 million at March 31, 2018, compared to $322.4 million at December 31, 2017.
Residential real estate loans.  Residential real estate loans are primarily comprised of loans secured by single-family and multifamily residential properties, which are both owner occupied and investor owned. Residential real estate loans increased by $12.9 million, or 2.3%, to $583.5 million at March 31, 2018 compared to $570.6 million at December 31, 2017.

Commercial and industrial loans. Commercial and industrial loans are made for a variety of business purposes, including inventory, equipment, capital expansion and working capital enhancement. Most commercial and industrial loans are secured by the assets being financed or other assets such as accounts receivable or inventory and personal guarantees. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Commercial and industrial loans increased by $23.5 million, or 2.4%, to $1.01 billion at March 31, 2018, from $989.2 million at December 31, 2017.
Mortgage warehouse lines of credit. We originate loans to mortgage companies to fund individual mortgages that are closed and awaiting sale to a secondary market investor. These loans are collateralized by the individual mortgages funded by the loans. Mortgage warehouse lines of credit declined by $63.9 million, or 25.1% from December 31, 2017. As mentioned previously, mortgage warehouse lines of credit exhibit seasonal fluctuations in balances, with the first quarter typically carrying the lowest average balance during the year and ending balances driven by broader market conditions and mortgage loan funding timing.
Consumer loans. Consumer loans are made to individuals for personal purposes, including automobile purchase loans and personal lines of credit.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at March 31, 2018. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment. Certain variable rate loans had interest rate floors, which effectively fix the interest rate until market rates exceed the stated floor rate.

	March 31, 2018
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$207,521	$703,271	$186,156	$1,096,948
Construction/land/land development	104,072	204,642	31,970	340,684
Residential real estate loans	97,048	254,073	232,340	583,461
Total real estate	408,641	1,161,986	450,466	2,021,093
Commercial and industrial loans	438,306	503,365	71,089	1,012,760
Mortgage warehouse lines of credit	191,154	—	—	191,154
Consumer loans	7,312	13,116	557	20,985
Total loans held for investment	$1,045,413	$1,678,467	$522,112	$3,245,992

Amounts with fixed rates	$250,450	$933,576	$290,358	$1,474,384
Amounts with variable rates	794,963	744,891	231,754	1,771,608
Total	$1,045,413	$1,678,467	$522,112	$3,245,992
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession. Our nonperforming loans are comprised of nonaccrual loans and accruing loans that are contractually past due 90 days or more.
Loans are considered past due when principal and interest payments have not been received at the date such payments are contractually due. We discontinue accruing interest on loans when we determine the borrower's financial condition is such that collection of interest and principal payments in accordance with the terms of the loan are not reasonably assured. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectable, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following schedule shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonperforming loans held for investment
Commercial real estate	$8,851	$1,745
Construction/land/land development	1,272	1,097
Residential real estate	7,226	7,166
Commercial and industrial	9,312	13,512
Consumer	349	282
Total nonperforming loans held for investment	27,010	23,802
Nonperforming loans held for sale	246	—
Total nonperforming loans	27,256	23,802
Other real estate owned
Commercial real estate, construction/land/land development	693	390
Residential real estate	29	109
Total other real estate owned	722	499
Other repossessed assets owned	—	75
Total other assets owned	722	574
Total nonperforming assets	$27,978	$24,376
Troubled debt restructuring loans - nonaccrual	$2,158	$2,622
Troubled debt restructuring loans - accruing	6,051	14,234
Total loans held for investment	3,245,992	3,241,031
Total allowance for loan losses	34,132	37,083
Ratio of allowance for loan losses to total nonperforming loans held for investment	126.37%	155.80%
Ratio of nonperforming loans held for investment to total loans held for investment	0.83	0.73
Ratio of nonperforming assets to total assets	0.66	0.59
At March 31, 2018, nonperforming loans increased by $3.5 million, or 14.5%, over December 31, 2017, primarily as a result of a $7.9 million commercial real estate loan secured by a health care facility that was reclassified to nonaccrual status due to the facility experiencing lower than expected occupancy rates.
Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits and adjust them to reflect the degree of risk and loss that is felt to be inherent in each credit. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Credits rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. While potentially weak, no loss of principal or interest is envisioned and these borrowers currently do not pose sufficient risk to warrant adverse classification. Credits rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower might be in jeopardy, although no loss of principal is envisioned.
Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to credits rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2018, is included in Note 4 - Loans in the notes to our condensed consolidated financial statements included in this report.
Allowance for Loan Losses
We maintain an allowance for loan losses which represents management’s estimate of loan losses inherent within the portfolio of loans held for investment at the respective balance sheet date. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all existing probable losses on loans in the loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.
The amount of the allowance is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance as well as the provision for loan losses charged to income, which increases the allowance. We allocate the allowance for loan losses either to specific allocations, or general allocations for each major loan category. In determining the provision for loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of allowance for loan losses, it could materially and adversely affect our earnings.
As a general rule, when it becomes evident that the full principal and accrued interest of a loan may not be collected, or at 90 days past due, we will reflect that loan as nonperforming. It will remain nonperforming until it performs in a manner that it is reasonable to expect that we will collect the full principal and accrued interest. When the amount or likelihood of a loss on a loan has been confirmed, a charge-off should be taken in the period it is determined.
We establish general allocations for each major loan category and credit quality. The allocations in this section are based historical charge-off experience and the expected loss given default, derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. We give consideration to trends, changes in loan mix, delinquencies, prior losses and other related information.
In connection with the review of our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•
for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•
for construction, land and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

•
for residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

•
for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral.
Our allowance for loan losses decreased by $3.0 million, or 8.0%, to $34.1 million at March 31, 2018 from $37.1 million at December 31, 2017. The ratio of the allowance for loan losses to the loans held for investment at March 31, 2018 and December 31, 2017 was 1.05% and 1.14%, respectively. The decrease in the total allowance for loan losses was driven primarily by the lower level of reserves required on individually evaluated loans and improving credit profile on the remaining portion of the portfolio, indicating an overall improvement in our asset quality. Specific reserves on impaired loans at March 31, 2018 and 2017 totaled $3.3 million and $15.9 million, respectively. Specific reserves on impaired loans at March 31, 2018 represented a decrease of $1.5 million from December 31, 2017, while specific reserves on impaired loans at March 31, 2017 represented an increase of $6.9 million from December 31, 2016.

	At and for the three months ended
(Dollars in thousands, unaudited) Loans held for investment	March 31, 2018	March 31, 2017
Allowance for loan losses
Balance at beginning of period	$37,083	$50,531
(Benefit) provision for loan losses	(1,558)	1,737
Charge-offs:
Commercial real estate	9	—
Residential real estate	9	13
Commercial and industrial	1,703	813
Consumer	17	22
Total charge-offs	1,738	848
Recoveries:
Commercial real estate	127	2
Construction/land/land development	1	1
Residential real estate	19	37
Commercial and industrial	174	149
Consumer	24	6
Total recoveries	345	195
Net charge-offs	1,393	653
Balance at end of period	$34,132	$51,615
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	126.37%	70.93%
Total loans held for investment	1.05	1.66
Securities
Our securities portfolio totaled $445.7 million at March 31, 2018, representing an increase of $9.0 million, or 2.1%, from $436.8 million at December 31, 2017. For additional information regarding our securities portfolio, please see Note 3 - Securities in the notes to our condensed consolidated financial statements included in this report.
Deposits
Deposits are our primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations primarily in our market areas. We also obtain deposits from local municipalities. Our policy also permits the acceptance of brokered deposits on a limited basis, and our current deposits labeled as brokered are relationship-based accounts which we believe are stable.
We manage our interest expense on deposits through specific deposit product pricing that is based on competitive pricing, economic conditions and current or anticipated funding needs. We may use interest rates as a mechanism to attract or deter additional deposits based on our anticipated funding needs and liquidity position. We also consider potential interest rate risk caused by extended maturities of time deposits when setting the interest rates in periods of future economic uncertainty.
The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing	$885,883	24.7%	$832,853	23.7%	$53,030	6.4%
Interest-bearing	704,093	19.7	738,967	21.0	(34,874)	(4.7)
Money market	942,976	26.4	900,039	25.7	42,937	4.8
Time deposits	623,229	17.4	619,093	17.6	4,136	0.7
Brokered	272,744	7.6	276,214	7.9	(3,470)	(1.3)
Savings	151,813	4.2	144,848	4.1	6,965	4.8
Total deposits	$3,580,738	100.0%	$3,512,014	100.0%	$68,724	2.0%
The following schedule reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Three months ended March 31, 2018			Three months ended March 31, 2017
(Dollars in thousands)	Average Balance	Int. Expense	Annualized Average Rate Paid	Average Balance	Int. Expense	Annualized Average Rate Paid
Interest-bearing	$722,365	$887	0.50%	$759,781	$686	0.37%
Money market	916,479	2,049	0.91	805,857	1,269	0.64
Time deposits	618,994	1,820	1.19	648,280	1,604	1.00
Brokered	287,294	1,179	1.66	292,925	634	0.88
Savings	146,982	45	0.12	141,690	43	0.12
Total interest-bearing	2,692,114	$5,980	0.90	2,648,533	$4,236	0.65
Noninterest-bearing	864,552	—	—	779,811	—	—
Total average deposits	$3,556,666	$5,980	0.68%	$3,428,344	$4,236	0.50%
Our average deposit balance was $3.56 billion for the three months ended March 31, 2018, an increase of $128.3 million, or 3.7%, from $3.43 billion for the three months ended March 31, 2017. This increase is primarily due to our continued relationship-based efforts to attract deposits within our markets. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2018 was 0.90%, compared to 0.65% for the three months ended March 31, 2017. The increase in the average cost of our deposits was primarily the result of an increases in the benchmark interest rates that occurred during the period from March 31, 2017 to March 31, 2018, which caused us to increase the interest rates we paid on deposits to remain competitive with other depository institutions in our markets.
Average noninterest-bearing deposits at March 31, 2018 were $864.6 million, compared to $779.8 million at March 31, 2017, an increase of $84.8 million, or 10.9%. Average noninterest-bearing deposits represented 24.3% and 22.7% of average deposits for the three months ended March 31, 2018 and 2017, respectively.

Liquidity Management
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Management continually monitors our liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset-Liability Management Committee.
Core deposits, which are total deposits excluding time deposits greater than $250,000 and brokered deposits, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring our liquidity.
The investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Securities within our investment portfolio are also used to secure certain deposit types.
Other sources available for meeting liquidity needs include federal funds lines of credit and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Long-term funds obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits.
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At both March 31, 2018, and December 31, 2017, our cash and liquid securities totaled 7.7% and 5.5% of total assets, respectively, providing ample liquidity to support our existing operations. In addition, we are separate entity and apart from the Bank, we must provide for our own liquidity. We are responsible for the payment of dividends declared for our common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. At March 31, 2018, and December 31, 2017, we had available cash balances of $10.0 million and $10.6 million, respectively. This cash is available for general corporate purposes, including our debt service obligations, providing capital support to the Bank and potential future acquisitions.

Contractual Obligations
In the normal course of business, we enter into financial instruments, such as certain contractual obligations, commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in the accompanying consolidated financial statements until they are funded, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans.

The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
March 31, 2018
Operating lease obligations	$3,644	$6,202	$5,177	$8,934	$23,957
FHLB advances	50,488	1,963	5,005	17,900	75,356
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	341,651	216,280	65,281	17	623,229
Limited partnership investments(1)	6,604	—	—	—	6,604
Low income housing tax credits	505	165	204	567	1,441
Overnight repurchase agreements with depositors	27,182	—	—	—	27,182
Total contractual obligations	$430,074	$224,610	$75,667	$38,244	$768,595
____________________________

(1)
These commitments represent amounts we are obligated to contribute to various limited partnership investments in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the 'less than one year' category.

Credit Related Commitments
Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements.
A substantial majority of the letters of credit are standby agreements that obligate us to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. We issue standby letters of credit primarily to provide credit enhancement to our customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	March 31, 2018
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$464,683	$401,304	$161,901	$19,308	$1,047,196
Standby letters of credit	77,464	2,002	25	1,500	80,991
Total off-balance sheet commitments	$542,147	$403,306	$161,926	$20,808	$1,128,187
____________________________

(1)	Includes $274.7 million of unconditionally cancellable commitments at March 31, 2018.

Stockholders' Equity and Regulatory Capital Requirements
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. At March 31, 2018, stockholders' equity was $427.8 million, representing an increase of $7.5 million, or 1.8%, compared to $420.4 million, at December 31, 2017.

Together with Origin Bank, we are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2018 and December 31, 2017, Origin Bank and we were in compliance with all applicable regulatory capital requirements, and Origin Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of Origin Bank, at the dates indicated:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$371,112	9.68%	$360,069	9.35%
Tier 1 capital (to risk-weighted assets)	444,246	11.59	433,338	11.25
Total capital (to risk-weighted assets)	480,428	12.53	472,437	12.26
Tier 1 capital (to average assets)	444,246	10.65	433,338	10.53

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	426,583	11.16	416,175	10.82
Tier 1 capital (to risk-weighted assets)	426,583	11.16	416,175	10.82
Total capital (to risk-weighted assets)	462,765	12.10	455,274	11.84
Tier 1 capital (to average assets)	426,583	10.25	416,175	10.13
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements, which reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	deterioration of our asset quality;

•
factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	changes in the value of collateral securing our loans;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	our ability to prudently manage our growth and execute our strategy;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	further government intervention in the U.S. financial system;

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•
other factors that are discussed in the section titled "Risk Factors" in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018 pursuant to Section 424(b) of the Securities Act of 1933, as amended.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this document. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our financial management policy provides management with guidelines for effective funds management and we have established a measurement system for monitoring the net interest rate sensitivity position.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business. Additionally, from time to time we enter into derivatives and futures contracts to mitigate interest rate risk from specific transactions. Based upon the nature of operations, we are not subject to foreign exchange or commodity price risk. We have entered into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis.
Our exposure to interest rate risk is managed by Origin Bank’s Asset-Liability Management Committee in accordance with policies approved by Origin Bank's board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors.

The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.
We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. The average life of non-maturity deposit accounts are based on our balance retention rates using a vintage study methodology. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

(Dollars in thousands)	At March 31, 2018
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	31.6%	1.5%
+300	23.8	0.8
+200	15.9	0.1
+100	8.0	0.0
Base
-100	(8.0)	(0.9)
We have found that, historically, interest rates on deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets verses interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.
Impact of Inflation
Our consolidated financial statements and related notes included in this Form 10-Q have been prepared in accordance with US GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity.
Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective at the end of the period covered by this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

Refer to Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements included in this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018 pursuant to Section 424(b) of the Securities Act of 1933, as amended.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

4.2
Registration Rights Agreement, dated November 9, 2012 by and between Community Trust Financial Corporation, Pine Brook Capital Partners, L.P., Pine Brook Capital Partners (SSP Offshore) II, L.P., and Pine Brook Capital Partners (Cayman), L.P. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on April 19, 2018 (File No. 333-224225)).

4.3
Registration Rights Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation and Castle Creek Capital Partners IV, LP (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on April 19, 2018 (File No. 333-224225)).

4.4
Registration Rights Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation and Banc Fund VII L.P. (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on April 19, 2018 (File No. 333-224225)).

4.5
Registration Rights Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation and Banc Fund VIII L.P. (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)).

10.8
2018 Amendment to Employment Agreement, dated March 15, 2018, by and between Origin Bank (formerly Community Trust Bank) and M. Lance Hall (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)

Date:	May 31, 2018	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 31, 2018	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer