Form 10-Q/A
period 2018-03-31
Origin Bancorp, Inc.
filed 2018-06-18
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
22,570,508

EXPLANATORY NOTE
On May 31, 2018, Origin Bancorp, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the first quarter ended on March 31, 2018. This Amendment No. 1 is solely being filed to include the omitted XBRL (eXtensible Business Reporting Language) files and includes Exhibit 101, which consists of the following materials from the Form 10-Q formatted in XBRL:

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Except as described above, no changes have been made to the Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report, and any filings made with the SEC subsequent to the filing of the Report.

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

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

____________________________

*	Previously furnished with our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 31, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)

Date:	June 18, 2018	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	June 18, 2018	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer