Form 10-Q
period 2018-06-30
Origin Bancorp, Inc.
filed 2018-08-09
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

Commission file number 001-38487
Origin Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-1192928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,574,887 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of August 6, 2018.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$71,709	$78,489
Interest-bearing deposits in banks	97,865	108,698
Total cash and cash equivalents	169,574	187,187
Securities:
Available for sale	507,513	404,532
Held to maturity ($19,700 and $20,265 at fair value, respectively)	19,731	20,188
Securities carried at fair value through income	11,413	12,033
Total securities	538,657	436,753
Non-marketable equity securities held in other financial institutions	25,005	22,967
Loans held for sale ($32,587 and $32,768 at fair value, respectively)	62,072	65,343
Loans, net of allowance for loan losses of $34,151 and $37,083, respectively ($20,872 and $26,611 at fair value, respectively)	3,337,945	3,203,948
Premises and equipment, net	77,064	77,408
Mortgage servicing rights	25,738	24,182
Cash surrender value of bank-owned life insurance	28,326	27,993
Goodwill and other intangible assets, net	24,113	24,336
Accrued interest receivable and other assets	83,298	83,878
Total assets	$4,371,792	$4,153,995
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$950,080	$832,853
Interest-bearing deposits	1,995,798	2,060,068
Time deposits	726,219	619,093
Total deposits	3,672,097	3,512,014
FHLB advances and other borrowings	139,092	144,357
Junior subordinated debentures	9,631	9,619
Accrued expenses and other liabilities	31,616	32,663
Total liabilities	3,852,436	3,698,653
Commitments and contingencies	—	34,991
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Preferred stock - Series SBLF (48,260 shares authorized; zero and 48,260 shares issued at June 30, 2018 and December 31, 2017, respectively)	—	48,260
Preferred stock - Series D (950,000 shares authorized; zero and 901,644 shares issued at June 30, 2018 and December 31, 2017, respectively)	—	16,998
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,504,063 and 19,518,752 shares issued at June 30, 2018 and December 31, 2017, respectively)	117,520	97,594
Additional paid‑in capital	238,260	146,061
Retained earnings	167,628	145,122
Accumulated other comprehensive (loss) income	(4,052)	1,307
	519,356	455,342
Less: ESOP-owned shares	—	34,991
Total stockholders' equity	519,356	420,351
Total liabilities and stockholders' equity	$4,371,792	$4,153,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$40,219	$33,782	$77,693	$65,750
Investment securities-taxable	2,057	1,630	3,797	3,078
Investment securities-nontaxable	1,156	1,192	2,340	2,392
Interest and dividend income on assets held in other financial institutions	1,320	689	2,366	1,351
Total interest and dividend income	44,752	37,293	86,196	72,571
Interest expense
Interest-bearing deposits	6,820	4,636	12,800	8,872
FHLB advances and other borrowings	624	604	1,228	1,209
Subordinated debentures	138	136	274	271
Total interest expense	7,582	5,376	14,302	10,352
Net interest income	37,170	31,917	71,894	62,219
Provision (benefit) for credit losses	311	1,953	(1,213)	4,767
Net interest income after provision (benefit) for credit losses	36,859	29,964	73,107	57,452
Noninterest income
Service charges and fees	3,157	2,883	6,171	5,655
Mortgage banking revenue	2,317	4,713	4,711	8,805
Insurance commission and fee income	1,826	1,821	3,933	3,745
Loss on non-mortgage loans held for sale, net	—	(7,299)	—	(7,299)
Gain on sales and disposals of other assets, net	121	1,545	60	1,416
Other fee income	403	507	855	1,186
Other income	2,791	1,136	4,685	1,923
Total noninterest income	10,615	5,306	20,415	15,431
Noninterest expense
Salaries and employee benefits	19,859	17,718	38,100	34,305
Occupancy and equipment, net	3,793	3,926	7,446	7,870
Data processing	1,347	1,252	2,820	2,525
Electronic banking	680	624	1,423	1,263
Communications	510	533	1,025	966
Advertising and marketing	1,022	618	1,679	1,207
Professional services	598	1,582	1,263	2,191
Regulatory assessments	660	699	1,380	1,380
Loan related expenses	798	1,182	1,511	1,967
Office and operations	1,588	1,499	2,866	2,775
Other expenses	1,157	1,041	2,356	2,011
Total noninterest expense	32,012	30,674	61,869	58,460
Income before income tax expense	15,462	4,596	31,653	14,423
Income tax expense	2,760	773	5,544	3,353
Net income	$12,702	$3,823	$26,109	$11,070
Preferred stock dividends	808	1,115	1,923	2,230
Net income allocated to participating stockholders	40	102	921	369
Net income available to common stockholders	$11,854	$2,606	$23,265	$8,471
Basic earnings per common share	$0.54	$0.13	$1.14	$0.44
Diluted earnings per common share	$0.53	$0.13	$1.13	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$12,702	$3,823	$26,109	$11,070
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (losses) gains arising during the period	(1,696)	1,009	(7,380)	1,440
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(5)	(5)
Change in the net unrealized (losses) gains on investment securities, before tax	(1,699)	1,006	(7,385)	1,435
Income tax (benefit) expense related to net unrealized (losses) gains arising during the period	(357)	353	(1,551)	505
Change in the net unrealized (loss) gain on investment securities, net of tax	(1,342)	653	(5,834)	930
Cash flow hedges:
Net unrealized gains (losses) arising during the period	57	(84)	223	(82)
Reclassification adjustment for losses included in net income	5	26	21	57
Change in the net unrealized gain (loss) on cash flow hedges, before tax	62	(58)	244	(25)
Income tax expense (benefit) related to net unrealized gains on cash flow hedges	13	(20)	51	(9)
Change in the net unrealized gain (loss) on cash flow hedges, net of tax	49	(38)	193	(16)
Other comprehensive (loss) income, net of tax	(1,293)	615	(5,641)	914
Comprehensive income	$11,409	$4,438	$20,468	$11,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: ESOP-Owned Shares	Total Stockholders' Equity
For the six months ended June 30, 2017
Balance at January 1, 2017	19,483,718	$48,260	$16,998	$97,419	$145,068	$137,449	$3,463	$(28,564)	$420,093
Net income	—	—	—	—	—	11,070	—	—	11,070
Other comprehensive income, net of tax	—	—	—	—	—	—	914	—	914
Recognition of stock compensation, net	14,213	—	—	71	341	—	—	—	412
Net change in ESOP shares	—	—	—	—	—	—	—	(668)	(668)
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(2,172)	—	—	(2,172)
Dividends declared - Series D preferred stock	—	—	—	—	—	(58)	—	—	(58)
Dividends declared - common stock ($0.065 per share)	—	—	—	—	—	(1,268)	—	—	(1,268)
Balance at June 30, 2017	19,497,931	$48,260	$16,998	$97,490	$145,409	$145,021	$4,377	$(29,232)	$428,323
For the six months ended June 30, 2018
Balance at January 1, 2018	19,518,752	$48,260	$16,998	$97,594	$146,061	$145,122	$1,307	$(34,991)	$420,351
Net income	—	—	—	—	—	26,109	—	—	26,109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,641)	—	(5,641)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	38,241	—	—	191	201	—	—	—	392
Terminated ESOP put option	—	—	—	—	—	—	—	34,991	34,991
Stock issuance - common	3,045,426	—	—	15,227	79,508	—	—	—	94,735
Redemption of preferred stock - Series SBLF	—	(48,260)	—	—	—	—	—	—	(48,260)
Conversion of preferred stock - Series D to common stock	901,644	—	(16,998)	4,508	12,490	—	—	—	—
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(1,894)	—	—	(1,894)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.065 per share)	—	—	—	—	—	(1,398)	—	—	(1,398)
Balance at June 30, 2018	23,504,063	$—	$—	$117,520	$238,260	$167,628	$(4,052)	$—	$519,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2018	2017
Net income	$26,109	$11,070
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(1,213)	4,767
Depreciation and amortization	2,698	2,997
Net amortization on securities	730	678
Amortization of investments in tax credit funds	975	1,031
Deferred income tax expense	3,163	4,048
Stock-based compensation expense	417	492
Originations of mortgage loans held for sale	(156,646)	(247,619)
Proceeds from mortgage loans held for sale	159,321	256,836
Originations of mortgage servicing rights	(993)	(1,436)
Net loss (gain) on disposals of premises and equipment	19	(1,498)
Loss on non-mortgage loans held for sale	—	7,299
Increase in the cash surrender value of life insurance	(333)	(323)
Net (gains) losses on sales and write downs of other real estate owned	(79)	82
Net increase (decrease) in accrued interest and other assets	95	(5,896)
Net (decrease) increase in accrued expenses and other liabilities	(3,256)	2,077
Other operating activities, net	(989)	15
Net cash provided by operating activities	30,018	34,620
Cash flows from investing activities:
Purchases of securities available for sale	(318,649)	(220,142)
Maturities, paydowns and calls of securities available for sale	207,554	205,404
Maturities, paydowns and calls of securities held to maturity	456	276
Paydowns of securities carried at fair value	230	164
Net purchases of non-marketable equity securities held in other financial institutions	—	(1,133)
Paydowns and proceeds from non-mortgage loans held for sale	—	7,250
Originations of mortgage warehouse loans	(2,237,738)	(1,219,654)
Proceeds from pay-offs of mortgage warehouse loans	2,222,288	1,178,178
Net increase in loans, excluding mortgage warehouse and loans held for sale	(118,178)	(44,489)
Return of capital on limited partnership investments	144	741
Capital calls on limited partnership investments	(2,125)	(1,143)
Purchases of premises and equipment	(2,261)	(1,391)
Proceeds from sales of premises and equipment	111	6,790
Proceeds from sales of other real estate owned	586	1,294
Net cash used in investing activities	(247,582)	(87,855)
Cash flows from financing activities:
Net increase (decrease) in deposits	160,083	(38,942)
Net decrease in other borrowed funds	(499)	(476)
Net decrease in securities sold under agreements to repurchase	(1,676)	(4,991)
Dividends paid	(4,407)	(3,498)
Taxes paid related to net share settlement of equity awards	(25)	(80)
Proceeds from issuance of common stock, net of offering expenses	94,735	—
Redemption of Series SBLF preferred stock	(48,260)	—
Net cash provided by (used in) financing activities	199,951	(47,987)
Net decrease in cash and cash equivalents	(17,613)	(101,222)
Cash and cash equivalents at beginning of period	187,187	259,883
Cash and cash equivalents at end of period	$169,574	$158,661

Income taxes paid	$374	$4,805
Significant non-cash transactions:
Real estate acquired in settlement of loans	662	750
Conversion of Series D preferred stock to common stock	16,998	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations:    Origin Bancorp, Inc. (the "Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank (the "Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 41 banking centers located in North Louisiana, Central Mississippi, Dallas/Fort Worth and Houston, Texas. The Company principally operates in one business segment, which is community banking.
Consolidation:    The condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), and Davison Insurance’s wholly owned subsidiary, Thomas & Farr Agency, LLC (“T&F”). These condensed consolidated interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These unaudited statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's prospectus filed with the SEC on May 9, 2018, pursuant to Section 424(b) of the Securities Act of 1933, as amended. Interim results are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These changes and reclassifications did not impact previously reported net income or comprehensive income.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the 2017, financial statements included in the Company's prospectus filed with the SEC on May 9, 2018. There were no new accounting policies or changes to existing policies adopted during the first six months of 2018, that had a significant effect on the Company’s results of operations or financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of investment securities for other than temporary impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Effect of Recently Adopted Accounting Standards

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. It also changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this ASU also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. For public entities, these amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company has analyzed its hedges and determined that the amendments in this ASU are currently not applicable to any hedge relationships in effect and therefore, no transition adjustment is necessary. The Company has adopted this ASU during the first quarter of 2018, and will apply the updates to hedging instruments on a go forward basis.
ASU No. 2016-15 —Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this guidance on January 1, 2018, and, as a result, reclassified $741,000 of return of capital proceeds from limited partnership investments from operating activities to investing activities for the six-month period ended June 30, 2017.
ASU No. 2016-01 —Financial Instruments —Overall (Subtopic 825-10). The Company adopted this update effective January 1, 2018. The main provisions are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities which do not have readily determinable fair values. The disclosure of fair value of the loan and interest-bearing deposit portfolios has been presented using an exit price methodology and had an immaterial impact on the Company's financial position.
Revenue Recognition:
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The implementation of this new guidance did not have a material impact on the measurement or recognition of revenue and no cumulative effect adjustment was recorded to opening retained earnings. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Effect of Newly Issued But Not Yet Effective Accounting Standards

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses at the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on our results of operations, financial position or disclosures. However, the Company has begun developing processes and procedures to ensure we are fully compliant at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and developing asset quality forecast models in preparation for the implementation of this standard. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 2 - Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings per common share
Net income	$12,702	$3,823	$26,109	$11,070
Less: Dividends to preferred stock	808	1,115	1,923	2,230
Net income allocated to participating stockholders(1)	40	102	921	369
Net income available to common stockholders	$11,854	$2,606	$23,265	$8,471
Weighted average common shares outstanding(2)	22,107,489	19,412,313	20,451,960	19,408,424
Basic earnings per common share	$0.54	$0.13	$1.14	$0.44
Diluted earnings per common share
Diluted earnings applicable to common stockholders(3)	$11,876	$2,612	$23,318	$8,497
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	22,107,489	19,412,313	20,451,960	19,408,424
Dilutive effect of common stock options	274,514	211,821	274,514	211,745
Weighted average diluted common shares outstanding	22,382,003	19,624,134	20,726,474	19,620,169
Diluted earnings per common share	$0.53	$0.13	$1.13	$0.43
____________________________

(1)
Participating stockholders include those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., nonvested restricted stock grants). Additionally, for periods prior to June, 30, 2018, Series D preferred stockholders were participating stockholders as those shares participated in dividends with common shares on a one-for-one basis. Net income allocated to participating stockholders does not include dividends paid to preferred stockholders.

(2)
Series D preferred stock was converted to common stock on a one-for-one basis on June 8, 2018, and as a result no dividend was paid on Series D preferred stock during the quarter ended June 30, 2018. The Series D quarterly weighted average outstanding shares are included in the quarterly weighted average common shares outstanding for the quarter ended June 30, 2018, resulting in no impact to the basic or diluted earnings per share calculation.

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Available for sale:
State and municipal securities	$122,007	$2,249	$(286)	$123,970
Corporate bonds	3,000	89	—	3,089
Commercial mortgage-backed securities	7,580	—	(6)	7,574
Residential mortgage-backed securities	165,659	213	(2,642)	163,230
Residential collateralized mortgage obligations	214,801	101	(5,252)	209,650
Total	$513,047	$2,652	$(8,186)	$507,513
Held to maturity:
State and municipal securities	$19,731	$—	$(31)	$19,700
Securities carried at fair value through income:
State and municipal securities(1)	$11,688	$—	$—	$11,413

December 31, 2017
Available for sale:
State and municipal securities	$125,909	$4,104	$(35)	$129,978
Corporate bonds	3,000	136	—	3,136
Residential mortgage-backed securities	105,132	492	(595)	105,029
Residential collateralized mortgage obligations	168,645	262	(2,518)	166,389
Total	$402,686	$4,994	$(3,148)	$404,532
Held to maturity:
State and municipal securities	$20,188	$77	$—	$20,265
Securities carried at fair value through income:
State and municipal securities(1)	$11,918	$—	$—	$12,033
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Securities with unrealized losses at June 30, 2018, and December 31, 2017, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position under and over 12 months were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$17,822	$(246)	$1,184	$(40)	$19,006	$(286)
Commercial mortgage-backed securities	7,580	(6)	—	—	7,580	(6)
Residential mortgage-backed securities	92,554	(1,777)	18,224	(865)	110,778	(2,642)
Residential collateralized mortgage obligations	125,231	(2,406)	56,194	(2,846)	181,425	(5,252)
Total	$243,187	$(4,435)	$75,602	$(3,751)	$318,789	$(8,186)
Held to maturity:
State and municipal securities	$14,480	$(31)	$—	$—	$14,480	$(31)

December 31, 2017
Available for sale:
State and municipal securities	$2,114	$(5)	$1,210	$(30)	$3,324	$(35)
Residential mortgage-backed securities	46,018	(198)	20,233	(397)	66,251	(595)
Residential collateralized mortgage obligations	70,788	(641)	60,622	(1,877)	131,410	(2,518)
Total	$118,920	$(844)	$82,065	$(2,304)	$200,985	$(3,148)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

At June 30, 2018, the Company had 127 individual securities that were in an unrealized loss position. The unrealized losses for each of the securities relate to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2018, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to maturity		Available for sale
June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,721	$2,729
Due after one year through five years	14,511	14,480	27,425	27,868
Due after five years through ten years	—	—	83,686	85,020
Due after ten years	5,220	5,220	11,175	11,442
Commercial mortgage-backed securities	—	—	7,580	7,574
Residential mortgage-backed securities	—	—	165,659	163,230
Residential collateralized mortgage obligations	—	—	214,801	209,650
Total	$19,731	$19,700	$513,047	$507,513

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Carrying value of securities pledged to secure public deposits	$288,417	$276,319
Carrying value of securities pledged to repurchase agreements	37,575	36,685
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Loans held for sale	$62,072	$65,343
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,091,581	$1,083,275
Construction/land/land development	380,869	322,404
Residential real estate	563,016	570,583
Total real estate	2,035,466	1,976,262
Commercial and industrial	1,046,488	989,220
Mortgage warehouse lines of credit	270,494	255,044
Consumer	19,648	20,505
Total loans held for investment(1)	3,372,096	3,241,031
Less: Allowance for loan losses	34,151	37,083
Net loans held for investment	$3,337,945	$3,203,948
____________________________

(1)	Includes net deferred loan fees of $1.7 million and $1.0 million at June 30, 2018, and December 31, 2017, respectively.

Included in total loans held for investment as of June 30, 2018, were $20.1 million and $802,000 of commercial real estate loans and commercial and industrial loans, respectively, for which the fair value option was elected as of that date. At December 31, 2017, the Company held $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
Credit quality indicators. As part of the Company's commitment to manage the credit quality of its loan portfolio, management annually updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans, and (v) the general economic conditions in the states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Risk ratings are continually evaluated to ensure they are appropriate based on currently available information. These risk ratings are the primary indicator of credit quality for the loan portfolio.

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The recorded investment in loans by credit quality indicator at June 30, 2018 and December 31, 2017, excluding loans held for sale, were as follows:

	June 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,065,396	$8,518	$17,667	$—	$—	$1,091,581
Construction/land/land development	377,516	162	3,191	—	—	380,869
Residential real estate	551,468	31	11,517	—	—	563,016
Total real estate	1,994,380	8,711	32,375	—	—	2,035,466
Commercial and industrial	981,356	11,267	53,865	—	—	1,046,488
Mortgage warehouse lines of credit	270,494	—	—	—	—	270,494
Consumer	19,308	—	340	—	—	19,648
Total loans held for investment	$3,265,538	$19,978	$86,580	$—	$—	$3,372,096

	December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,055,911	$7,798	$19,566	$—	$—	$1,083,275
Construction/land/land development	318,488	170	3,746	—	—	322,404
Residential real estate	560,945	778	8,860	—	—	570,583
Total real estate	1,935,344	8,746	32,172	—	—	1,976,262
Commercial and industrial	915,111	15,332	58,777	—	—	989,220
Mortgage warehouse lines of credit	255,044	—	—	—	—	255,044
Consumer	20,223	—	279	3	—	20,505
Total loans held for investment	$3,125,722	$24,078	$91,228	$3	$—	$3,241,031
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	June 30, 2018
(Dollars in thousands)	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Current loans	Total loans receivable	Accruing loans 90 or more days past due
Loans secured by real estate:
Commercial real estate	$1,121	$25	$826	$1,972	$1,089,609	$1,091,581	$—
Construction/land/land development	1,404	—	709	2,113	378,756	380,869	—
Residential real estate	1,400	1,574	3,359	6,333	556,683	563,016	—
Total real estate	3,925	1,599	4,894	10,418	2,025,048	2,035,466	—
Commercial and industrial	2,088	20	138	2,246	1,044,242	1,046,488	—
Mortgage warehouse lines of credit	—	—	—	—	270,494	270,494	—
Consumer	396	34	18	448	19,200	19,648	—
Total loans held for investment	$6,409	$1,653	$5,050	$13,112	$3,358,984	$3,372,096	$—

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2017
(Dollars in thousands)	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Current loans	Total loans receivable	Accruing loans 90 or more days past due
Loans secured by real estate:
Commercial real estate	$8,427	$2,791	$1,150	$12,368	$1,070,907	$1,083,275	$—
Construction/land/land development	1,488	172	464	2,124	320,280	322,404	—
Residential real estate	2,630	347	3,910	6,887	563,696	570,583	—
Total real estate	12,545	3,310	5,524	21,379	1,954,883	1,976,262	—
Commercial and industrial	1,517	9,922	8,074	19,513	969,707	989,220	—
Mortgage warehouse lines of credit	—	—	—	—	255,044	255,044	—
Consumer	178	128	74	380	20,125	20,505	—
Total loans held for investment	$14,240	$13,360	$13,672	$41,272	$3,199,759	$3,241,031	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended June 30, 2018
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$10,144	$—	$89	$(465)	$9,768
Construction/land/land development	2,707	—	—	446	3,153
Residential real estate	5,471	—	30	(33)	5,468
Commercial and industrial	15,337	766	546	182	15,299
Mortgage warehouse lines of credit	158	—	—	45	203
Consumer	315	28	8	(35)	260
Total	$34,132	$794	$673	$140	$34,151
____________________________

(1)
The $311,000 provision for credit losses on the consolidated statements of income includes a $140,000 net loan loss provision and a $171,000 provision for off-balance sheet commitments for the three months ended June 30, 2018.

	Six months ended June 30, 2018
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,998	$9	$216	$563	$9,768
Construction/land/land development	2,950	—	1	202	3,153
Residential real estate	5,807	9	49	(379)	5,468
Commercial and industrial	18,831	2,469	720	(1,783)	15,299
Mortgage warehouse lines of credit	214	—	—	(11)	203
Consumer	283	45	32	(10)	260
Total	$37,083	$2,532	$1,018	$(1,418)	$34,151
____________________________

(1)
The $1.2 million benefit for credit losses on the consolidated statements of income includes a $1.4 million net loan loss benefit and a $205,000 provision for off-balance sheet commitments for the six months ended June 30, 2018.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30, 2017
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit) (1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,716	$—	$74	$411	$9,201
Construction/land/land development	2,739	—	1	346	3,086
Residential real estate	5,883	7	40	1,447	7,363
Commercial and industrial	33,805	12,437	235	(256)	21,347
Mortgage warehouse lines of credit	128	—	—	175	303
Consumer	344	109	20	79	334
Total	$51,615	$12,553	$370	$2,202	$41,634
____________________________

(1)
The $2.0 million provision for credit losses on the consolidated statements of income includes a $2.2 million net loan loss provision offset by a $249,000 release of provision for off-balance sheet commitments for the three months ended June 30, 2017.

	Six months ended June 30, 2017
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,718	$—	$76	$407	$9,201
Construction/land/land development	2,805	—	3	278	3,086
Residential real estate	5,003	20	77	2,303	7,363
Commercial and industrial	33,590	13,149	365	541	21,347
Mortgage warehouse lines of credit	139	—	—	164	303
Consumer	276	233	45	246	334
Total	$50,531	$13,402	$566	$3,939	$41,634
____________________________

(1)
The $4.8 million provision for credit losses on the consolidated statements of income includes a $3.9 million net loan loss provision and an $829,000 provision for off-balance sheet commitments for the six months ended June 30, 2017.

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	June 30, 2018
(Dollars in thousands)	Period end allowance allocated to loans individually evaluated for impairment	Period end allowance allocated to loans collectively evaluated for impairment	Period end loan balance individually evaluated for impairment	Period end loan balance collectively evaluated for impairment (1)
Loans secured by real estate:
Commercial real estate	$1,183	$8,585	$10,040	$1,061,471
Construction/land/land development	4	3,149	1,315	379,554
Residential real estate	115	5,353	7,994	555,022
Commercial and industrial	1,550	13,749	12,783	1,032,903
Mortgage warehouse lines of credit	—	203	—	270,494
Consumer	49	211	275	19,373
Total	$2,901	$31,250	$32,407	$3,318,817
____________________________

(1)
Excludes $20.1 million and $802,000 of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2017
(Dollars in thousands)	Period end allowance allocated to loans individually evaluated for impairment	Period end allowance allocated to loans collectively evaluated for impairment	Period end loan balance individually evaluated for impairment	Period end loan balance collectively evaluated for impairment (1)
Loans secured by real estate:
Commercial real estate	$312	$8,686	$4,945	$1,057,330
Construction/land/land development	4	2,946	1,963	320,441
Residential real estate	72	5,735	7,915	562,668
Commercial and industrial	4,356	14,475	24,598	959,011
Mortgage warehouse lines of credit	—	214	—	255,044
Consumer	63	220	237	20,268
Total	$4,807	$32,276	$39,658	$3,174,762
____________________________

(1)
Excludes $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either June 30, 2018, or December 31, 2017.

	June 30, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Total recorded investment	Allocation of allowance for loan losses
Loans secured by real estate:
Commercial real estate	$10,968	$2,477	$7,563	$10,040	$1,183
Construction/land/land development	1,655	1,168	147	1,315	4
Residential real estate	10,173	7,209	785	7,994	115
Total real estate	22,796	10,854	8,495	19,349	1,302
Commercial and industrial	13,353	5,095	7,688	12,783	1,550
Consumer	293	185	90	275	49
Total impaired loans	$36,442	$16,134	$16,273	$32,407	$2,901

	December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Total recorded investment	Allocation of allowance for loan losses
Loans secured by real estate:
Commercial real estate	$6,047	$1,782	$3,163	$4,945	$312
Construction/land/land development	2,268	1,813	150	1,963	4
Residential real estate	10,024	6,750	1,165	7,915	72
Total real estate	18,339	10,345	4,478	14,823	388
Commercial and industrial	25,212	6,161	18,437	24,598	4,356
Consumer	259	141	96	237	63
Total impaired loans	$43,810	$16,647	$23,011	$39,658	$4,807

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The average recorded investment and interest recognized on impaired loans while classified as impaired for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three months ended June 30,
	2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$10,093	$15	$7,869	$39
Construction/land/land development	1,368	2	858	2
Residential real estate	7,543	11	9,784	17
Total real estate	19,004	28	18,511	58
Commercial and industrial	13,198	56	36,952	94
Consumer	274	1	206	1
Total impaired loans	$32,476	$85	$55,669	$153

	Six months ended June 30,
	2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,942	$43	$5,918	$61
Construction/land/land development	1,650	11	871	5
Residential real estate	7,619	36	9,715	34
Total real estate	19,211	90	16,504	100
Commercial and industrial	15,792	105	33,267	107
Consumer	266	3	205	3
Total impaired loans	$35,269	$198	$49,976	$210
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings ("TDRs") are included in certain loan categories within impaired loans. At June 30, 2018, the Company has committed to advance $631,000 in connection with impaired loans.
Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate	$8,712	$1,745
Construction/land/land development	1,197	1,097
Residential real estate	7,713	7,166
Total real estate	17,622	10,008
Commercial and industrial	8,831	13,512
Consumer	340	282
Total nonaccrual loans	$26,793	$23,802

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2018 and 2017, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $651,000 and $1.8 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the six months ended June 30, 2018 or 2017.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate and commercial and industrial loans, in accordance with US GAAP. The Company had $1.9 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at June 30, 2018, and none at December 31, 2017, respectively. There were no nonaccrual loans held for investment that were recorded using the fair value option election at June 30, 2018, or December 31, 2017.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	June 30, 2018	December 31, 2017
TDRs
Nonaccrual TDRs	$1,984	$2,622
Performing TDRs	5,839	14,234
Total	$7,823	$16,856
The following table presents the pre and post-modification balance of TDR modifications that occurred during the three and six months ended June 30, 2018, and June 30, 2017, and the ending balances by concession type as of each period presented.

	At and for the three months ended June 30, 2018
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Residential real estate	4	$92	$51	$21	$17	$89
Consumer	1	33	—	—	32	32
Total	5	$125	$51	$21	$49	$121

	At and for the six months ended June 30, 2018
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Residential real estate	5	$187	$51	$21	$106	$178
Consumer	1	33	—	—	32	32
Total	6	$220	$51	$21	$138	$210

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	At and for the three months ended June 30, 2017
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Commercial real estate	3	$2,643	$2,643	$—	$—	$2,643
Residential real estate	2	41	41	—	—	41
Total real estate	5	2,684	2,684	—	—	2,684
Commercial and industrial	6	8,179	7,661	—	—	7,661
Total	11	$10,863	$10,345	$—	$—	$10,345

	At and for the six months ended June 30, 2017
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Commercial real estate	3	$2,643	$2,643	$—	$—	$2,643
Residential real estate	2	41	41	—	—	41
Total real estate	5	2,684	2,684	—	—	2,684
Commercial and industrial	6	8,179	7,661	—	—	7,661
Total	11	$10,863	$10,345	$—	$—	$10,345
During the six months ended June 30, 2018, two loans with a combined outstanding principal balance of $68,000 defaulted after having been modified as a TDR within the previous 12 months. During the six months ended June 30, 2017, there were no payment defaults for loans restructured as TDR's within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three and six months ended June 30, 2018, did not significantly impact the Company's determination of the allowance for loan losses. On an ongoing basis, the Company monitors the performance of the modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

•Quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates;
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2018, and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during either period.

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$84,209	$39,761	$123,970
Corporate bonds	—	3,089	—	3,089
Commercial mortgage-backed securities	—	7,574	—	7,574
Residential mortgage-backed securities	—	163,230	—	163,230
Residential collateralized mortgage obligations	—	209,650	—	209,650
Securities available for sale	—	467,752	39,761	507,513
Securities carried at fair value through income	—	—	11,413	11,413
Loans held for sale	—	32,587	—	32,587
Loans at fair value	—	—	20,872	20,872
Mortgage servicing rights	—	—	25,738	25,738
Other assets - derivatives	—	3,034	—	3,034
Total recurring fair value measurements - assets	$—	$503,373	$97,784	$601,157

Other liabilities - derivatives	$—	$(1,983)	$—	$(1,983)
Total recurring fair value measurements - liabilities	$—	$(1,983)	$—	$(1,983)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$87,963	$42,015	$129,978
Corporate bonds	—	3,136	—	3,136
Residential mortgage-backed securities	—	105,029	—	105,029
Residential collateralized mortgage obligations	—	166,389	—	166,389
Securities available for sale	—	362,517	42,015	404,532
Securities carried at fair value through income	—	—	12,033	12,033
Loans held for sale	—	32,768	—	32,768
Loans at fair value	—	—	26,611	26,611
Mortgage servicing rights	—	—	24,182	24,182
Other assets - derivatives	—	3,146	—	3,146
Total recurring fair value measurements - assets	$—	$398,431	$104,841	$503,272

Other liabilities - derivatives	$—	$(3,320)	$—	$(3,320)
Total recurring fair value measurements - liabilities	$—	$(3,320)	$—	$(3,320)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 and 2017, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at FV Through Income
Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	563	—	—
Other noninterest income	(387)	—	—	(390)
Gain (loss) recognized in AOCI	—	—	(858)	—
Purchases, issuances, sales and settlements:
Originations	—	993	—	—
Purchases	—	—	259	—
Settlements	(5,352)	—	(1,655)	(230)
Balance at June 30, 2018	$20,872	$25,738	$39,761	$11,413

Balance at January 1, 2017	$33,693	$29,385	$43,858	$12,511
Gain (loss) recognized in earnings:
Mortgage banking revenue	—	(2,969)	—	—
Other noninterest income	(175)	—	—	28
Gain (loss) recognized in AOCI	—	—	(55)	—
Purchases, issuances, sales, and settlements:
Originations	—	1,436	—	—
Purchases	—	—	275	—
Sales	(2,516)	—	—	—
Settlements	(3,194)	—	(1,637)	(220)
Balance at June 30, 2017	$27,808	$27,852	$42,441	$12,319

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Mortgage Servicing Rights ("MSR")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique.
The significant assumptions used to value MSRs were as follows:

	June 30, 2018	December 31, 2017
Prepayment speed	8.04%	10.80%
Discount rate	9.58	9.33
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
Derivatives
Fair values for interest rate swap agreements are based upon the amounts that would be required to settle the contracts. Fair values for derivative loan commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2018, and December 31, 2017, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	June 30, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$32,587	$32,087	$500
Commercial and industrial loans held for investment(2)	802	802	—
Commercial real estate loans held for investment(2)	20,070	19,888	182
Securities carried at fair value through income	11,413	11,688	(275)
Total	$64,872	$64,465	$407
____________________________

(1)
$1.9 million of loans were designated as nonaccrual or past due 90 days or more at June 30, 2018. Of this balance, the Company had guarantees receivable from U.S. Government agencies totaling $1.7 million.

(2)	There were no commercial and industrial loans or commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or past due 90 days or more at June 30, 2018.

	December 31, 2017
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$32,768	$32,216	$552
Commercial and industrial loans held for investment(2)	5,611	5,591	20
Commercial real estate loans held for investment(2)	21,000	20,451	549
Securities carried at fair value through income	12,033	11,918	115
Total	$71,412	$70,176	$1,236
____________________________

(1)	$2.4 million of loans were past due 90 days or more at December 31, 2017. Of this balance, the Company had guarantees receivable from U.S. government agencies totaling $1.8 million.

(2)
There were no commercial and industrial loans or commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or past due 90 days or more at December 31, 2017.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the income statement line items reflected in the following table

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value included in noninterest income:
Mortgage banking revenue	$271	$(70)	$(52)	$21
Other income:
Loans at fair value held for investment	(92)	(9)	$(387)	(175)
Securities carried at fair value through income	(80)	125	(390)	28
Total impact on other income	(172)	116	(777)	(147)
Total fair value option impact on noninterest income (1)	$99	$46	$(829)	$(126)
____________________________

(1)	The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 - Mortgage Banking for more detail.

The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at both June 30, 2018, and December 31, 2017. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at June 30, 2018, and ranged from 283 to 413 basis points at December 31, 2017. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities Without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $25.0 million and are shown on the face of the balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities which do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $29.5 million and $32.6 million, respectively, at June 30, 2018, and December 31, 2017, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was $13.4 million and $18.2 million at June 30, 2018, and December 31, 2017, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis which are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $654,000 and $499,000 at June 30, 2018, and December 31, 2017, respectively. At June 30, 2018, the Company had $294,000 in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2018		December 31, 2017
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$169,574	$169,574	$187,187	$187,187
Level 2 inputs:
Securities held to maturity	19,731	19,700	20,188	20,265
Non-marketable equity securities held in other financial institutions	25,005	25,005	22,967	22,967
Accrued interest and loan fees receivable	13,016	13,016	10,719	10,719
Level 3 inputs:
Loans held for investment, net(1)	3,317,073	3,219,408	3,177,337	3,238,872
Financial liabilities:
Level 2 inputs:
Deposits	3,672,097	3,429,356	3,512,014	3,352,213
FHLB advances and other borrowings	139,092	140,150	144,357	145,330
Junior subordinated debentures	9,631	10,724	9,619	14,132
Accrued interest payable	2,026	2,026	2,424	2,424
____________________________

(1)
The Loans held for investment, net does not include loans for which the fair value option had been elected at June 30, 2018, or December 31, 2017, respectively, as these loans are carried at fair value on a recurring basis.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 6 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	For the three months ended		For the six months ended
Mortgage banking revenue	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Origination	$242	$378	$452	$605
Gain on sale of loans held for sale	1,336	3,126	3,360	5,420
Servicing	1,774	2,002	3,611	4,109
Total gross mortgage revenue	3,352	5,506	7,423	10,134
Mortgage derivatives gain (loss)	311	184	(228)	690
MSR change due to payoffs and paydowns	(1,047)	(1,138)	(1,831)	(2,090)
MSR and hedge fair value adjustment	(299)	161	(678)	71
Gain (loss) on MSR sale (1)	—	—	25	—
Mortgage banking revenue	$2,317	$4,713	$4,711	$8,805
___________________________

(1)	Amount shown during the six months ended June 30, 2018, reflects final settlement on a loan servicing portfolio sold during the three months ended December 31, 2017.

Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 7 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$25,999	$28,882	$24,182	$29,385
Origination of servicing rights	450	808	993	1,436
Change in fair value, including amortization	(711)	(1,838)	563	(2,969)
Balance at end of period	$25,738	$27,852	$25,738	$27,852
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
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
The total mortgage loan servicing putback expenses incurred by the Company were $0 and $33 for the three months ended June 30, 2018 and 2017, and $0 and $52 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, and December 31, 2017, the reserve for mortgage loan servicing putback expenses totaled $196,000 and $254,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses are dependent on many subjective factors, including the review

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale at lower of cost or market with the offsetting liability being reported in FHLB advances and other borrowings. The balance included in mortgage loans held for sale and FHLB advances and other borrowings at June 30, 2018, and December 31, 2017, was $29.5 million and $32.6 million, respectively.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Derivative Instruments on the Balance Sheet

The following tables disclose the fair value of derivative instruments in the Company's balance sheets at June 30, 2018, and December 31, 2017, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the six months ended June 30, 2018 and 2017:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps included in other assets	$10,500	$10,500	$284	$41

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$120,469	$132,959	$1,660	$2,314
Interest rate swaps included in other liabilities	140,871	159,479	(1,829)	(3,221)
Forward commitments to purchase mortgage-backed securities included in other assets (liabilities)	84,000	160,000	369	(50)
Forward commitments to sell residential mortgage loans included in other assets (liabilities)	48,650	57,400	(154)	(49)
Interest rate-lock commitments on residential mortgage loans included in other assets	38,862	37,072	721	791
	$432,852	$546,910	$767	$(215)
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

The weighted-average rates paid and received for interest rate swaps at June 30, 2018, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedges	4.81%	5.08%
Non-hedging interest rate swaps - financial institution counterparties	4.61	3.97
Non-hedging interest rate swaps - customer counterparties	3.87	4.50

Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments:	2018	2017	2018	2017
Amount of gain (loss) recognized in mortgage banking revenue	$(545)	$50	$(2,206)	$440
Amount of gain (loss) recognized in other non-interest income	215	(55)	738	211

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
At June 30, 2018, and December 31, 2017, the Company had cash collateral on deposit with swap counterparties totaling $250,000 and $7.0 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 8 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At June 30, 2018, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 1,098,521 shares.
Share-based compensation cost charged to income for the three and six months ended June 30, 2018 and 2017, is presented below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Restricted stock	$223	$275	$417	$522
Stock options(1)	—	—	—	(30)
Total stock compensation expense	$223	$275	$417	$492
Related tax benefits recognized in net income	$47	$96	$88	$172
____________________________

(1)
Stock option expense for the six months ended June 30, 2017, included expense reversal related to 5,546 common stock options forfeited during the period. All remaining stock options became fully vested during the first quarter of 2017, with no further expense incurred after February 2017.

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
The following table summarizes the Company's time-vested award activity:

	Six months ended June 30,
	2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	61,293	$24.61	84,019	$24.22
Granted	39,151	35.21	21,290	24.44
Vested	(14,632)	24.48	(18,532)	24.18
Forfeited	—	—	(3,524)	24.09
Nonvested shares, June 30,	85,812	$29.47	83,253	$24.29
During the six months ended June 30, 2018, award recipients surrendered 2,187 shares to cover taxes owed upon the vesting of restricted stock awards. During the six months ended June 30, 2017, award recipients surrendered 3,553 shares to cover taxes owed upon the vesting of restricted stock awards.
At June 30, 2018, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.17 years.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
The table below summarizes the status of the Company's stock options and changes during the six months ended June 30, 2018 and 2017.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six months ended June 30, 2017
Outstanding at January 1, 2017	358,638	$11.37	7.79	$3,844
Forfeited	(5,546)	23.89
Outstanding at June 30, 2017	353,092	$11.17	7.26	$5,137

Six months ended June 30, 2018
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Outstanding at June 30, 2018	319,500	10.65	6.57	9,677
Exercisable at June 30, 2018	319,500	$10.65	6.57	$9,677
There were no stock options granted or exercised during the six months ended June 30, 2018 or 2017.
Note 9 - Income Taxes
The provision for income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Federal income taxes:
Current	$(138)	$(3,303)	$2,037	$(921)
Deferred	2,658	3,969	3,159	4,019
State income taxes:
Current	268	65	344	226
Deferred	(28)	42	4	29
Income tax expense	$2,760	$773	$5,544	$3,353
Effective income tax rate	17.9%	16.8%	17.5%	23.3%
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2018, and 35% during 2017, primarily due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, the Company expects the effective income tax rate to continue to remain below

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company remeasured certain deferred tax assets and liabilities in the period of enactment based on the rates at which they are expected to reverse in the future, which is generally 21%.

During the first quarter of 2018, the Company adopted the provisions of ASU 2018-02 which resulted in a $282,000 adjustment from accumulated other comprehensive income to retained earnings. Refer to Note 10 - Accumulated Other Comprehensive Income and Note 1 - Significant Accounting Policies for additional information.

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

(Dollars in thousands)	Unrealized gains on AFS securities	Cash flow hedges	Accumulated other comprehensive income
Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(5,834)	193	(5,641)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at June 30, 2018	$(4,278)	$226	$(4,052)

Balance at January 1, 2017	$3,505	$(42)	$3,463
Net change	930	(16)	914
Balance at June 30, 2017	$4,435	$(58)	$4,377
____________________________

(1)
During the first quarter of 2018, the Company adopted ASU 2018-02. The ASU was issued by the Financial Accounting Standards Board ("FASB") in February 2018, to address the issue of other comprehensive income or loss that became stranded in AOCI as a result of the re-measurement of an entity’s deferred income tax assets and liabilities following the reduction of the U.S. federal corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act in December 2017. The Company also had certain current tax amounts stranded in AOCI that resulted from a tax accounting election to tax net gains and losses on AFS securities and cash flow hedges as current items beginning in 2016. The Company reclassifies the taxes from AOCI to earnings as the individual securities and hedges are realized. Due to the change in corporate tax rates, the Company had certain net gains and losses taxed at the 35% rate reflected in AOCI. As these transactions are realized over time, they will flow through income tax expense at the 21% rate. Rather than adjusting income tax expense for the difference as each of these securities and instruments are realized, the Company elected to adjust the difference (stranded tax effect) to retained earnings, consistent with the treatment of the deferred tax adjustment.

Note 11 - Stockholders' Equity

Stock Issuance
On May 9, 2018, the Company completed the initial public offering of its common stock at a price to the public of $34.00 per share. The Company issued 3,045,426 shares in the offering, including 545,426 shares sold at the option of the underwriters, and certain selling shareholders sold 1,136,176 shares in the offering. The Company received net proceeds of $96.3 million, before expenses, in the offering. The Company's common stock became eligible for trading on May 9, 2018, on the Nasdaq Global Select Market under the symbol “OBNK.”

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Preferred Stock
On June 8, 2018, the Company redeemed all of the 48,260 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series SBLF (“SBLF Preferred Stock”) thereby eliminating its obligation to pay the nine percent dividend on the SBLF stock. The aggregate redemption price of the SBLF Preferred Stock was $49.1 million, which included dividends of $808,000 accrued up to, but not including, the redemption date. The SBLF Preferred Stock was redeemed from the Company's surplus capital, which included the proceeds of its recently completed initial public offering. The redemption was approved by Origin’s primary federal regulator and it terminated the Company's participation in the Small Business Lending Fund program.
During the quarter ended June 30, 2018, all of the 901,644 shares of the Company's outstanding Series D preferred stock were converted into shares of its common stock, on a one-for-one basis. As a result, no shares of Series D preferred stock were outstanding at June 30, 2018.
Note 12 - Capital and Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2018, and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2018, and December 31, 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The actual capital amounts and ratios of the Company and Bank at June 30, 2018, and December 31, 2017, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$496,073	12.35%	$281,246	7.00%	N/A	N/A
Origin Bank	480,656	11.99	280,640	7.00	$260,594	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	505,378	12.58	341,512	8.50	N/A	N/A
Origin Bank	480,656	11.99	340,777	8.50	320,731	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	541,749	13.48	421,867	10.50	N/A	N/A
Origin Bank	517,027	12.90	420,957	10.50	400,911	10.00
Leverage Ratio
Origin Bancorp, Inc.	505,378	11.63	173,801	4.00	N/A	N/A
Origin Bank	480,656	11.11	173,077	4.00	216,346	5.00
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$360,069	9.35%	$269,570	7.00%	N/A	N/A
Origin Bank	416,175	10.82	269,244	7.00	$250,012	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	433,338	11.25	327,411	8.50	N/A	N/A
Origin Bank	416,175	10.82	326,940	8.50	307,708	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	472,437	12.26	404,616	10.50	N/A	N/A
Origin Bank	455,274	11.84	403,748	10.50	384,522	10.00
Leverage Ratio
Origin Bancorp, Inc.	433,338	10.53	164,611	4.00	N/A	N/A
Origin Bank	416,175	10.13	164,334	4.00	205,418	5.00
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, management believes that at June 30, 2018, the Bank could pay aggregate dividends of up to $30.8 million to the Company without prior regulatory approval.
Note 13 - Commitments and Contingencies
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$1,140,653	$1,068,088
Standby letters of credit	82,816	79,893
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At both June 30, 2018, and December 31, 2017, these credit card guarantees totaled $1.0 million. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At June 30, 2018, and December 31, 2017, the Company had FHLB letters of credit totaling $135 million and $185 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.2 million and $2.0 million at June 30, 2018, and December 31, 2017, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from such pending litigation or regulatory matters would have a material adverse effect on the consolidated financial position or liquidity of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, references in the management discussion and analysis to “we,” “our,” and “us,” refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references in this prospectus to “Origin Bank” or “the Bank” refer to Origin Bank, our wholly owned bank subsidiary.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly owned bank subsidiary, Origin Bank, and the discussion and analysis that follows primarily relates to activities conducted a the bank level.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. We provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 41 banking centers in Louisiana, Texas and Mississippi.
Our principal business, which operates through one segment, is lending to and accepting deposits from businesses, municipalities, school districts, professionals and individuals. We generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
2018 Second Quarter Executive Summary:

•	Net interest income increased by $5.3 million, or 16.5% and $9.7 million, or 15.5%, over the three and six months ended June 30, 2017, respectively.

•
Net interest margin for the quarter ended June 30, 2018, was 3.68% (3.74% fully tax equivalent), an increase of 30 basis points over the quarter ended June 30, 2017, as our increased loan yields outpaced the increase in rates paid on interest-bearing liabilities. Net interest margin for the six months ended June 30, 2018, was 3.65% (3.71% fully tax equivalent), an increase of 33 basis points over the six months ended June 30, 2017.

•
Total loans held for investment increased by $213.8 million, or 6.8%, from June 30, 2017. The yield earned on total loans held for investment during the three and six months ended June 30, 2018, was 4.89% and 4.81%, respectively, compared to 4.31% and 4.25% for the three and six months ended June 30, 2017, respectively.

•	Total deposits increased by $267.8 million, or 7.9%, from June 30, 2017. Noninterest-bearing deposits were 25.9% of total deposits at June 30, 2018, compared to 24.7% at June 30, 2017.

•	Successfully completed the Initial Public Offering of the Company's common stock. The Company received net proceeds, before expenses, of approximately $96.3 million and issued 3,045,426 shares.

•	Redeemed all 48,260 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series SBLF, at an aggregate redemption price of $49.1 million.

•	Continued development of quality lending and deposit relationships through the recent integration of new lending and relationship banker teams in the Houston and Shreveport markets.

Comparison of the Results of Operations for the Three Months Ended June 30, 2018 and 2017
Net Interest Income
Net interest income for the quarter ended June 30, 2018, was $37.2 million, an increase of $5.3 million over the quarter ended June 30, 2017. The increase was primarily due to an increase in yield that was driven by increases in market interest rates during the intervening period and to a lesser extent, growth in average total loans. The increase in net interest income was partially offset by higher costs of funding, which was also primarily driven by increases in market interest rates. The yield earned on the total loan portfolio was 4.88% for the quarter ended June 30, 2018, compared to 4.29% for the quarter ended June 30, 2017. Average total loans was $3.30 billion for the quarter ended June 30, 2018, compared to $3.16 billion for the quarter ended June 30, 2017.

Interest-bearing liability rates increased in the current quarter compared to the quarter ended June 30, 2017, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 1.01% for the quarter ended June 30, 2018, an increase of 30 basis points compared to the quarter ended June 30, 2017.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,
(Dollars in thousands)	2018			2017
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,090,888	$13,122	4.82%	$1,004,022	$11,129	4.45%
Construction/land/land development	351,342	4,666	5.33	314,485	3,482	4.44
Residential real estate	586,956	6,710	4.57	488,097	5,437	4.46
Commercial and industrial	1,024,981	12,394	4.85	1,049,184	10,458	4.00
Mortgage warehouse lines of credit	208,809	2,774	5.33	228,197	2,497	4.39
Consumer	20,774	354	6.83	22,003	344	6.26
Loans held for sale	20,491	199	3.88	55,273	435	3.15
Loans Receivable	3,304,241	40,219	4.88	3,161,261	33,782	4.29
Investment securities-taxable	363,960	2,057	2.26	296,533	1,630	2.20
Investment securities-non-taxable	128,504	1,156	3.60	135,147	1,192	3.53
Non-marketable equity securities held in other financial institutions	23,040	276	4.80	18,539	207	4.47
Interest-bearing balances due from banks	235,299	1,044	1.78	181,275	482	1.07
Total interest-earning assets	4,055,044	44,752	4.43%	3,792,755	37,293	3.94%
Noninterest-earning assets(3)	311,279			286,859
Total assets	$4,366,323			$4,079,614
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,017,453	$4,443	0.88%	$1,983,672	$2,999	0.61%
Time deposits	699,765	2,377	1.36	641,767	1,637	1.02
Total interest-bearing deposits	2,717,218	6,820	1.01	2,625,439	4,636	0.71
FHLB advances	75,189	570	3.04	76,504	585	3.09
Securities sold under agreements to repurchase	30,233	54	0.71	27,394	19	0.27
Subordinated debentures	9,628	138	5.67	9,604	136	5.70
Total interest-bearing liabilities	2,832,268	7,582	1.07	2,738,941	5,376	0.73
Noninterest-bearing deposits	942,533			820,219
Other liabilities(3)	79,141			58,470
Total liabilities	3,853,942			3,617,630
Stockholders' Equity	512,381			461,984
Total liabilities and stockholders' equity	$4,366,323			$4,079,614
Net interest spread			3.36%			3.21%
Net interest income and margin		$37,170	3.68%		$31,917	3.38%
Net interest income and margin - (tax equivalent)(4)		$37,781	3.74%		$32,809	3.47%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $29.3 million and $24.0 million for the three months ended June 30, 2018, and June 30, 2017, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in Loans Held for Sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to the financial statements.

(4)
In order to present pretax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the three months ended June 30, 2018, and 35% for the three months ended June 30, 2017. The tax-equivalent net interest margin would have been 3.44% for the three months ended June 30, 2017, if we had been subject to the 21% Federal income tax rate enacted for 2018, in the Tax Cuts and Jobs Act.

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

	Three months ended June 30, 2018 vs. three months ended June 30, 2017
(Dollars in thousands)	Increase (decrease) due to change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$963	$1,030	$1,993
Construction/land/land development	408	776	1,184
Residential real estate	1,101	172	1,273
Commercial and industrial	(241)	2,177	1,936
Mortgage warehouse lines of credit	(212)	489	277
Consumer	(19)	29	10
Loans held for sale	(274)	38	(236)
Loans receivable	1,726	4,711	6,437
Investment securities-taxable	371	56	427
Investment securities-non-taxable	(59)	23	(36)
Non-marketable equity securities held in other financial institutions	50	19	69
Interest-bearing deposits in banks	144	418	562
Total interest-earning assets	2,232	5,227	7,459
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	51	1,393	1,444
Time deposits	148	592	740
FHLB advances	(10)	(5)	(15)
Securities sold under agreements to repurchase	2	33	35
Junior subordinated debentures	—	2	2
Total interest-bearing liabilities	191	2,015	2,206
Net interest income	$2,041	$3,212	$5,253

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
We recorded provision expense of $311,000 for the quarter ended June 30, 2018, a decrease of $1.6 million compared to provision expense of $2.0 million for the quarter ended June 30, 2017. The decrease in provision expense during the current quarter was due to an overall improvement in credit quality. At June 30, 2018, the allowance for loan losses excluding specific reserves on impaired loans was 0.93% of total loans held for investment, compared to 1.08% at June 30, 2017. The decline in reserves for impaired loans was driven by paydowns and credit quality improvement of certain collateral dependent impaired loans.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three months ended June 30,
Noninterest income:	2018	2017	$ Change	% Change
Service charges and fees	$3,157	$2,883	$274	9.5%
Mortgage banking revenue	2,317	4,713	(2,396)	(50.8)
Insurance commission and fee income	1,826	1,821	5	0.3
Losses on non-mortgage loans held for sale, net	—	(7,299)	7,299	(100.0)
Gain on sales and disposals of other assets, net	121	1,545	(1,424)	(92.2)
Other fee income	403	507	(104)	(20.5)
Other income	2,791	1,136	1,655	145.7
Total noninterest income	$10,615	$5,306	$5,309	100.1%

Noninterest income for the three months ended June 30, 2018, increased by $5.3 million, or 100.1%, to $10.6 million, compared to $5.3 million for the three months ended June 30, 2017. The increase in noninterest income was driven primarily by losses incurred on non-mortgage loans held for sale during the three months ended June 30, 2017, which were not incurred during 2018, and an increase in other noninterest income. These increases were partially offset by declines in mortgage banking revenue and gains on sales and disposals of other assets.
Losses on non-mortgage loans held for sale, net. During the three months ended June 30, 2017, several energy loans previously classified as held for investment were re-classified as held for sale. The reclassification was part of our strategy to manage the reduction in our energy loan portfolio through the sale of certain remaining energy loans. During the second quarter of 2017, we began efforts to sell the loans and it became apparent there was limited marketability for these loans due to the state of uncertainty around the energy sector, which resulted in significantly discounted purchase offers being received from willing market participants. Due to our desire to reduce further loss exposure to these energy loans we recorded $7.3 million in total losses on discounted sales of these loans during the second quarter of 2017. We did not have any energy loans held for sale during the three months ended June 30, 2018, and did not record any impairment charges during the three months ended June 30, 2018.
Mortgage banking revenue. The decline in mortgage banking revenue was primarily driven by a decrease in the volume of loans sold which contributed to a $1.8 million decrease in gain on sales, and a $136,000 decrease in origination fees. Additionally, the mortgage servicing portfolio decreased to $2.13 billion at June 30, 2018, compared to $2.46 billion at June 30, 2017, causing a decline in servicing fees of $228,000.
Other income. The most significant driver of the increase in other noninterest income during the three months ended June 30, 2018, compared to the same period in 2017, was a positive valuation adjustment of $2.0 million on a common stock investment due to a recent accounting standard change. For more information on this accounting standard update, please refer to Note 1 - Significant Accounting Policies in the notes to the condensed consolidated financial statements.

Gain on sales and disposals of other assets, net. The decrease in this category was driven by the sale of a bank-owned tract of vacant land for a gain of $1.5 million during the second quarter of 2017, with no corresponding sale in the second quarter of 2018.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three months ended June 30,		$ Change	% Change
Noninterest expense:	2018	2017
Salaries and employee benefits	$19,859	$17,718	$2,141	12.1%
Occupancy and equipment, net	3,793	3,926	(133)	(3.4)
Data processing	1,347	1,252	95	7.6
Electronic banking	680	624	56	9.0
Communications	510	533	(23)	(4.3)
Advertising and marketing	1,022	618	404	65.4
Professional services	598	1,582	(984)	(62.2)
Regulatory assessments	660	699	(39)	(5.6)
Loan related expenses	798	1,182	(384)	(32.5)
Office and operations	1,588	1,499	89	5.9
Other	1,157	1,041	116	11.1
Total noninterest expense	$32,012	$30,674	$1,338	4.4%

Noninterest expense for the three months ended June 30, 2018, increased by $1.3 million, or 4.4%, to $32.0 million, compared to $30.7 million for the three months ended June 30, 2017. The most significant driver was an increase in salaries and employee benefit expenses which increased $2.1 million, or 12.1%, and which was partially offset by a decrease in professional services, which declined by $984,000.
Salaries and employee benefits. The increase in this category is primarily attributed to increases in salary and medical expenses which increased by $1.0 million and $620,000, respectively. Approximately $619,000 of the increase in salary expense was due to the addition of teams of experienced bankers in the Houston and Shreveport markets early in the second quarter of 2018. We are self-insured for medical claims, but have stop-loss coverage to mitigate exposure to large claims, which will cause our medical expenses to vary between periods as the level of claims changes.  The increase noted is primarily due to an increase in claims and not significantly tied to an increase in employee headcount.
Professional services. Professional services declined by $984,000 compared to the quarter ended June 30, 2017. During the second quarter of 2017, the Company incurred approximately $642,000 in consulting fees related to the marketing and sale of certain energy loans as part of the Company's initiative to strategically reduce our exposure to nonperforming energy loans, and incurred approximately $306,000 in professional fees that were associated with the resolution of litigation. Neither of these expenses were incurred during the second quarter of 2018.
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
For the three months ended June 30, 2018, we recognized income tax expense of $2.8 million, compared to $773,000 for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018, was 17.9%, compared to 16.8% for the three months ended June 30, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which lowered the Federal corporate income tax rate to 21% from 35% for tax years beginning in 2018. Our effective income tax rates have differed from the U.S. statutory rate of 21% and 35% during the three months ended June 30, 2018 and 2017, respectively, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of the Results of Operations for the Six Months Ended June 30, 2018 and 2017
Net Interest Income
Net interest income for the six months ended June 30, 2018, was $71.9 million, an increase of $9.7 million over the six months ended June 30, 2017. The increase was primarily due to an increase in yield on the Company's loan portfolio driven by increases in market interest rates during the intervening period and to a lesser extent, growth in average total loans. These increases were partially offset by higher costs of funding, which was also driven by increases in market interest rates. The yield earned on the total loan portfolio was 4.81% for the six months ended June 30, 2018, compared to 4.24% for the six months ended June 30, 2017. Average total loans totaled $3.26 billion for the six months ended June 30, 2018, compared to $3.13 billion for the six months ended June 30, 2017.

Interest-bearing liability rates increased during the six months ended June 30, 2018, compared to the same period in 2017, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 0.95% for the six months ended June 30, 2018, an increase of 27 basis points compared to the six months ended June 30, 2017.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
(Dollars in thousands)	2018			2017
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,088,258	$25,688	4.76%	$1,010,899	$22,017	4.39%
Construction/land/land development	339,473	8,598	5.11	315,996	6,889	4.40
Residential real estate	581,265	13,148	4.52	463,383	10,211	4.41
Commercial and industrial	1,013,501	24,170	4.81	1,076,549	21,062	3.95
Mortgage warehouse lines of credit	191,855	4,920	5.17	194,776	4,153	4.30
Consumer	20,913	694	6.64	22,039	681	6.18
Loans held for sale	23,769	475	4.00	44,673	737	3.30
Loans Receivable	3,259,034	77,693	4.81	3,128,315	65,750	4.24
Investment securities-taxable	337,387	3,797	2.25	289,434	3,078	2.13
Investment securities-non-taxable	130,570	2,340	3.58	135,755	2,392	3.52
Non-marketable equity securities held in other financial institutions	23,004	444	3.89	17,980	352	3.95
Interest-bearing deposits in banks	226,356	1,922	1.71	210,373	999	0.96
Total interest-earning assets	3,976,351	$86,196	4.37%	3,781,857	$72,571	3.87%
Noninterest-earning assets(3)	306,203			288,077
Total assets	$4,282,554			$4,069,934
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,045,133	$8,602	0.85%	$1,991,917	$5,631	0.57%
Time deposits	659,603	4,198	1.28	645,005	3,241	1.01
Total interest-bearing deposits	2,704,736	12,800	0.95	2,636,922	8,872	0.68
FHLB advances	75,314	1,141	3.06	76,623	1,171	3.08
Securities sold under agreements to repurchase	29,477	87	0.60	28,496	38	0.27
Subordinated debentures	9,625	274	5.66	9,601	271	5.69
Total interest-bearing liabilities	2,819,152	14,302	1.02	2,751,642	10,352	0.76
Noninterest-bearing deposits	903,758			800,127
Other liabilities(3)	73,332			59,076
Total liabilities	3,796,242			3,610,845
Stockholders' Equity	486,312			459,089
Total liabilities and stockholders' equity	$4,282,554			$4,069,934
Net interest spread			3.35%			3.11%
Net interest income and margin		$71,894	3.65%		$62,219	3.32%
Net interest income and margin - (tax equivalent)(4)		$73,120	3.71%		$64,004	3.41%

____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes GNMA repurchase average balances of $30.7 million and $24.3 million for the six months ended June 30, 2018, and June 30, 2017, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to the financial statements.

(4)
In order to present pretax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the six months ended June 30, 2018, and 35% for the six months ended June 30, 2017. The tax-equivalent net interest margin would have been 3.38% for the six months ended June 30, 2017, if we had been subject to the 21% Federal income tax rate enacted for 2018, in the Tax Cuts and Jobs Act.

Rate/Volume Analysis
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

	Six months ended June 30, 2018 vs. six months ended June 30, 2017
(Dollars in thousands)	Increase (decrease) due to change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,685	$1,986	$3,671
Construction/land/land development	512	1,197	1,709
Residential real estate	2,598	339	2,937
Commercial and industrial	(1,234)	4,342	3,108
Mortgage warehouse lines of credit	(62)	829	767
Consumer	(35)	48	13
Loans held for sale	(345)	83	(262)
Loans receivable	3,119	8,824	11,943
Investment securities-taxable	510	209	719
Investment securities-non-taxable	(91)	39	(52)
Non-marketable equity securities held in other financial institutions	98	(6)	92
Interest-bearing deposits in banks	76	847	923
Total interest-earning assets	3,712	9,913	13,625
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	150	2,821	2,971
Time deposits	73	884	957
FHLB advances	(20)	(10)	(30)
Securities sold under agreements to repurchase	1	48	49
Junior subordinated debentures	1	2	3
Total interest-bearing liabilities	205	3,745	3,950
Net interest income	$3,507	$6,168	$9,675

Provision for Credit Losses
We recorded a provision benefit of $1.2 million for the six months ended June 30, 2018, a $6.0 million decrease from provision expense of $4.8 million for the six months ended June 30, 2017. The release of provision for the six months ended June 30, 2018, was partially due to a reduction in balance and credit improvement in certain collateral dependent impaired loans, resulting in a decrease of specific reserves recorded on impaired loans. Also favorably impacting the release of provision for the six months ended June 30, 2018, was a decrease in the estimated general reserve for losses incurred within the loan portfolio.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six months ended June 30,
Noninterest income:	2018	2017	$ Change	% Change
Service charges and fees	$6,171	$5,655	$516	9.1%
Mortgage banking revenue	4,711	8,805	(4,094)	(46.5)
Insurance commission and fee income	3,933	3,745	188	5.0
Losses on non-mortgage loans held for sale, net	—	(7,299)	7,299	(100.0)
Gain on sales and disposals of other assets, net	60	1,416	(1,356)	(95.8)
Other fee income	855	1,186	(331)	(27.9)
Other income	4,685	1,923	2,762	143.6
Total noninterest income	$20,415	$15,431	$4,984	32.3%

Noninterest income for the six months ended June 30, 2018, increased by $5.0 million, or 32.3%, to $20.4 million, compared to $15.4 million for the six months ended June 30, 2017. The increase in noninterest income was driven primarily by losses incurred on non-mortgage loans held for sale during the six months ended June 30, 2017, which were not incurred during the six months ended June 30, 2018, and an increase in other noninterest income. These increases were partially offset by declines in mortgage banking revenue and gains on sales and disposals of other assets.
Losses on non-mortgage loans held for sale, net. During the six months ended June 30, 2017, several energy loans previously classified as held for investment were re-classified as held for sale. The reclassification was part of our strategy to manage the reduction in our energy loan portfolio through the sale of certain remaining energy loans. During the six months ended June 30, 2017, we began efforts to sell the loans and it became apparent there was limited marketability for these loans due to the state of uncertainty around the energy sector, which resulted in significantly discounted purchase offers being received from willing market participants. Due to our desire to reduce further loss exposure to these energy loans we recorded $7.3 million in total losses on discounted sales of these loans during the six months ended June 30, 2017. We did not have any energy loans held for sale during the six months ended June 30, 2018, and did not record any impairment charges during the six months ended June 30, 2018.
Mortgage banking revenue. The $4.1 million decline in mortgage banking revenue for the comparative six month periods ended June 30, 2018 and 2017, was primarily driven by a 36.7% reduction in the volume of loans sold, resulting in a decrease in gains on sale of loans of approximately $2.1 million. Mortgage servicing revenue declined by $498,000 during the six months ended June 30, 2018, compared to the same period in 2017, due primarily to a decline in the balance of our servicing portfolio, which was $2.13 billion at June 30, 2018, compared to $2.40 billion at June 30, 2017. Additionally, a decline in our mortgage pipeline during the six months ended June 30, 2018, compared to an increase in our pipeline during the six months ended June 30, 2017, drove a decline in derivative income of $918,000 over the comparative periods. We also experienced a decline in positive hedge effectiveness on our MSR asset of $537,000 year over year.
Other income. The most significant driver of the increase in other noninterest income for the six months ended June 30, 2018, compared to the same period in 2017, was a positive valuation adjustment of $2.0 million on a common stock investment due to a recent accounting standard change. For more information on this accounting standard update, please refer to Note 1 - Significant Accounting Policies in the notes to the condensed consolidated financial statements.

Gain on sales and disposals of other assets, net. The decrease in this category was driven by the sale of a bank-owned tract of vacant land for a gain of $1.5 million during the six months ended June 30, 2017, with no corresponding sale in the six months ended June 30, 2018.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six months ended June 30,		$ Change	% Change
Noninterest expense:	2018	2017
Salaries and employee benefits	$38,100	$34,305	$3,795	11.1%
Occupancy and equipment, net	7,446	7,870	(424)	(5.4)
Data processing	2,820	2,525	295	11.7
Electronic banking	1,423	1,263	160	12.7
Communications	1,025	966	59	6.1
Advertising and marketing	1,679	1,207	472	39.1
Professional services	1,263	2,191	(928)	(42.4)
Regulatory assessments	1,380	1,380	—	—
Loan related expenses	1,511	1,967	(456)	(23.2)
Office and operations	2,866	2,775	91	3.3
Other	2,356	2,011	345	17.2
Total noninterest expense	$61,869	$58,460	$3,409	5.8%

Noninterest expense for the six months ended June 30, 2018, increased by $3.4 million, or 5.8%, to $61.9 million, compared to $58.5 million for the six months ended June 30, 2017. The most significant components of the net increase was salaries and employee benefits, which increased $3.8 million, or 11.1%, and advertising and marketing expense, which increased $472,000, or 39.1%, for the six months ended June 30, 2018, compared to the same period in 2017. The increases were partially offset by decreases of $928,000 and $456,000 in professional service and loan related expenses, respectively.
Salaries and employee benefits. The increase in salaries and employee benefit expenses was primarily driven by increases in incentive compensation, salaries and medical insurance of $2.4 million, $1.4 million and $790,000, respectively. The increase in incentive compensation over the six months ended June 30, 2017, is primarily driven by continued performance improvements during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, which resulted in more performance targets being met. Of the increase in salary expense, approximately $545,000 was due to the addition of a seasoned lending team in the Houston market during 2018. We are self-insured for medical claims, but have stop-loss coverage to mitigate exposure to large claims, which will cause our medical expenses to vary between periods as the level of claims changes.  The increase noted is primarily due to an increase in claims and not significantly tied to an increase in employee headcount.
These increases were partially offset by decreases in severance compensation and commission expense of $744,000 and $724,000, respectively, which were primarily driven by the departure of one of the Company's executive during the 2017, period and reduction in volume in our mortgage banking loan originations.
Advertising and marketing. The increase in advertising and marketing expense when comparing the six months ended June 30, 2018, to the six months ended June 30, 2017, was primarily due to increases in online and agency marketing expenses of $178,000 and $153,000, respectively, driven by costs associated with a new branding campaign that was launched in the first quarter of 2018.
Professional services. During the six months ended June 30, 2017, the Company incurred approximately $666,000 in consulting fees related to the marketing and sale of certain energy loans as part of the Company's initiative to strategically reduce our exposure to nonperforming energy loans, and incurred approximately $329,000 in legal fees that were associated with the resolution of litigation. Neither of these expenses were incurred during the six months ended June 30, 2018.

Loan related expenses. During the six months ended June 30, 2018, the Company incurred approximately $278,000 in loan related legal expenses compared to $536,000 during the six months ended June 30, 2017. The decrease was driven by higher loan related legal expenses as part of the strategic reduction of the Company's energy loan portfolio that occurred during 2017.
Income Tax Expense
For the six months ended June 30, 2018, we recognized income tax expense of $5.5 million, compared to $3.4 million for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018, was 17.5% compared to 23.3% for the six months ended June 30, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted which lowered the Federal corporate income tax rate to 21% from 35% for tax years beginning in 2018. Our effective income tax rates have differed from the U.S. statutory rate of 21% and 35% during the six months ended June 30, 2018 and 2017, respectively, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of Financial Condition at June 30, 2018, and December 31, 2017
General
Total assets increased by $217.8 million, or 5.2%, to $4.37 billion at June 30, 2018, from $4.15 billion at December 31, 2017. The increase was primarily attributable to increases in loans held for investment and securities available for sale of $131.1 million, and $103.0 million, respectively, and was partially offset by a decrease of $17.6 million in cash and cash equivalents.
Loan Portfolio
Our loan portfolio is our largest category of earning assets, and interest income earned on our loan portfolio is our primary source of income. At June 30, 2018, 71.4% of the loan portfolio held for investment was comprised of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, all of which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	$ Change	% Change
Real estate:
Commercial real estate	$1,091,581	32.4%	$1,083,275	33.5%	$8,306	0.8%
Construction/land/land development	380,869	11.3	322,404	9.9	58,465	18.1
Residential real estate	563,016	16.7	570,583	17.6	(7,567)	(1.3)
Total real estate	2,035,466	60.4	1,976,262	61.0	59,204	3.0
Commercial and industrial	1,046,488	31.0	989,220	30.5	57,268	5.8
Mortgage warehouse lines of credit	270,494	8.0	255,044	7.9	15,450	6.1
Consumer	19,648	0.6	20,505	0.6	(857)	(4.2)
Total loans held for investment	$3,372,096	100.0%	$3,241,031	100.0%	$131,065	4.0%
At June 30, 2018, total loans held for investment were $3.37 billion, an increase of $131.1 million, or 4.0%, compared to $3.24 billion at December 31, 2017. The increase was driven by the continued generation of organic growth and the development of growth markets, which is evident by increased loan production in most significant loan categories and led by increases in construction/land/land development and commercial and industrial loans.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at June 30, 2018. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	June 30, 2018
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$186,424	$715,698	$189,459	$1,091,581
Construction/land/land development	102,191	243,720	34,957	380,868
Residential real estate loans	96,093	229,509	237,414	563,016
Total real estate	384,708	1,188,927	461,830	2,035,465
Commercial and industrial loans	423,848	534,934	87,707	1,046,489
Mortgage warehouse lines of credit	270,494	—	—	270,494
Consumer loans	5,341	13,744	563	19,648
Total loans held for investment	$1,084,391	$1,737,605	$550,100	$3,372,096

Amounts with fixed rates	$190,990	$942,609	$212,707	$1,346,306
Amounts with variable rates	893,401	794,996	337,393	2,025,790
Total	$1,084,391	$1,737,605	$550,100	$3,372,096
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession. Our nonperforming loans are comprised of nonaccrual loans and accruing loans that are contractually past due 90 days or more.
Loans are considered past due when principal and interest payments have not been received at the date such payments are contractually due. We discontinue accruing interest on loans when we determine the borrower's financial condition is such that collection of interest and principal payments in accordance with the terms of the loan are not reasonably assured. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following schedule shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonperforming loans held for investment
Commercial real estate	$8,712	$1,745
Construction/land/land development	1,197	1,097
Residential real estate	7,713	7,166
Commercial and industrial	8,831	13,512
Consumer	340	282
Total nonperforming loans held for investment	26,793	23,802
Nonperforming loans held for sale	1,949	—
Total nonperforming loans	28,742	23,802
Other real estate owned
Commercial real estate, construction/land/land development	413	390
Residential real estate	241	109
Total other real estate owned	654	499
Other repossessed assets owned	—	75
Total repossessed assets owned	654	574
Total nonperforming assets	$29,396	$24,376
Troubled debt restructuring loans - nonaccrual	$1,984	$2,622
Troubled debt restructuring loans - accruing	5,839	14,234
Total loans held for investment	3,372,096	3,241,031
Total allowance for loan losses	34,151	37,083
Ratio of allowance for loan losses to total nonperforming loans held for investment	127.46%	155.80%
Ratio of nonperforming loans held for investment to total loans held for investment	0.79	0.73
Ratio of nonperforming assets to total assets	0.67	0.59
At June 30, 2018, total nonperforming loans increased by $4.9 million, or 20.8%, over December 31, 2017, primarily as a result of a $7.9 million commercial real estate loan secured by a health care facility that was reclassified to nonaccrual status due to the facility experiencing lower than expected occupancy rates. Despite the increase in total nonperforming loans, we continue to see improvement in our overall credit profile as disclosed in Note 4 - Loans, driven by downward trends in impaired and past due loans.
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

Credits rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to credits rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2018, is included in Note 4 - Loans in the notes to our condensed consolidated financial statements included in this report.
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
We establish general allocations for each major loan category and credit quality. The general allocation is based, in part, on historical charge-off experience and the expected loss given default, derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. We give consideration to trends, changes in loan mix, delinquencies, prior losses and other related information.
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

Our allowance for loan losses decreased by $2.9 million, or 7.9%, to $34.2 million at June 30, 2018, from $37.1 million at December 31, 2017. The ratio of the allowance for loan losses to the loans held for investment at June 30, 2018, and December 31, 2017, was 1.01% and 1.14%, respectively. The decrease in the total allowance for loan losses was driven primarily by the lower level of reserves required on individually evaluated loans and improving credit profile on the remaining portion of the portfolio. Specific reserves on impaired loans at June 30, 2018 and 2017, totaled $2.9 million and $7.6 million, respectively.

	At and for the six months ended
(Dollars in thousands, unaudited) Loans held for investment	June 30, 2018	June 30, 2017
Allowance for loan losses
Balance at beginning of period	$37,083	$50,531
(Benefit) provision for loan losses	(1,418)	3,939
Charge-offs:
Commercial real estate	9	—
Residential real estate	9	20
Commercial and industrial	2,469	13,149
Consumer	45	233
Total charge-offs	2,532	13,402
Recoveries:
Commercial real estate	216	76
Construction/land/land development	1	3
Residential real estate	49	77
Commercial and industrial	720	365
Consumer	32	45
Total recoveries	1,018	566
Net charge-offs	1,514	12,836
Balance at end of period	$34,151	$41,634
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	127.46%	116.34%
Total loans held for investment	1.01	1.32
Securities
Our securities portfolio totaled $538.7 million at June 30, 2018, representing an increase of $101.9 million, or 23.3%, from $436.8 million at December 31, 2017, primarily due to the deployment of excess cash balances into higher yielding assets. For additional information regarding our securities portfolio, please see Note 3 - Securities in the notes to our condensed consolidated financial statements included in this report.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations primarily in our market areas. We also obtain deposits from local municipalities. Our policy also permits the acceptance of brokered deposits on a limited basis, and our current deposits labeled as brokered are relationship-based accounts which we believe are stable.
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
The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$950,080	25.9%	$832,853	23.7%	$117,227	14.1%
Interest-bearing demand	687,482	18.7	738,967	21.0	(51,485)	(7.0)
Money market	920,515	25.1	900,039	25.7	20,476	2.3
Time deposits	726,219	19.8	619,093	17.6	107,126	17.3
Brokered	239,818	6.5	276,214	7.9	(36,396)	(13.2)
Savings	147,983	4.0	144,848	4.1	3,135	2.2
Total deposits	$3,672,097	100.0%	$3,512,014	100.0%	$160,083	4.6%
The following schedule reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Six months ended June 30, 2018			Six months ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$711,178	$1,846	0.52%	$726,571	$1,350	0.37%
Money market	913,967	4,225	0.93	840,284	2,791	0.67
Time deposits	659,603	4,198	1.28	645,005	3,241	1.01
Brokered	272,243	2,437	1.81	281,888	1,402	1.00
Savings	147,745	94	0.13	143,174	88	0.12
Total interest-bearing	$2,704,736	$12,800	0.95%	$2,636,922	$8,872	0.68%
Noninterest-bearing demand	903,758			800,127
Total average deposits	$3,608,494	$12,800	0.72%	$3,437,049	$8,872	0.52%
Our average deposit balance was $3.61 billion for the six months ended June 30, 2018, an increase of $171.4 million, or 5.0%, from $3.44 billion for the six months ended June 30, 2017. This increase is primarily due to our continued relationship-based efforts to attract deposits within our markets. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2018, was 0.95%, compared to 0.68% for the six months ended June 30, 2017. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that occurred during the intervening period to June 30, 2018, from June 30, 2017, which caused us to increase the interest rates we paid on deposits to remain competitive with other depository institutions in our markets.
Average noninterest-bearing deposits at June 30, 2018, were $903.8 million, compared to $800.1 million at June 30, 2017, an increase of $103.6 million, or 13.0%. Average noninterest-bearing deposits represented 25.0% and 23.3% of average deposits for the six months ended June 30, 2018 and 2017, respectively.

Borrowings
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2018:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$—	—%
90 days to less than one year	50,905	2.25
One to three years	1,793	5.05
After three to five years	6,068	5.44
After five years	16,339	4.28
Total	$75,105	3.02%
At June 30, 2018, the Company was eligible to borrow an additional $649.0 million from the FHLB.
Liquidity and Capital Resources
Management oversees our liquidity position to ensure adequate cash flow and liquid assets are available to support our operations and satisfy current and future financial obligations which include demand for loan funding and deposit withdrawals. Management continually monitors our liquidity and non-core dependency ratios to ensure compliance with targets established by the Company's Asset-Liability Management Committee.

Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At June 30, 2018, and December 31, 2017, our cash and liquid securities totaled 7.1% and 5.7% of total assets, respectively, providing ample liquidity to support our existing operations.

The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity. The Company is responsible for the payment of dividends declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities. At June 30, 2018, and December 31, 2017, the Company had available cash balances of $9.7 million and $10.6 million, respectively. This cash is available for general corporate purposes, including our debt service obligations, providing capital support to the Bank and potential future acquisitions.

The Company utilizes a number of funding sources to manage liquidity, which include core deposits, investment securities, cash and cash equivalents, loan repayments, as well as advances from the FHLB.

Core deposits, which are total deposits excluding time deposits greater than $250,000 and brokered deposits, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring our liquidity.
The investment portfolio is another alternative for meeting liquidity needs. These investments are generally traded in active markets which offer a readily available source of cash if needed. Securities within our investment portfolio are also used to secure certain deposit types.
Other sources available for meeting liquidity needs include federal funds lines of credit and short-term and long-term advances from the FHLB. As of June 30, 2018, and December 31, 2017, the Company had unsecured lines of credit for the purchase of federal funds in the amount of $130.0 million and $125.0 million respectively, with no amounts outstanding at either date. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Long-term funds obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations, commitments to extend credit and letters of credit, that involve balance sheet risks. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in the accompanying consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn down, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
June 30, 2018
Operating lease obligations	$3,894	$6,702	$5,585	$9,866	$26,047
FHLB advances	50,905	1,793	6,068	16,339	75,105
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	421,879	243,953	60,372	15	726,219
Limited partnership investments(1)	5,929	—	—	—	5,929
Low income housing tax credits	505	165	204	484	1,358
Overnight repurchase agreements with depositors	34,502	—	—	—	34,502
Total contractual obligations	$517,614	$252,613	$72,229	$37,530	$879,986
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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	June 30, 2018
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$431,656	$475,418	$191,549	$42,030	$1,140,653
Standby letters of credit	78,886	2,405	25	1,500	82,816
Total off-balance sheet commitments	$510,542	$477,823	$191,574	$43,530	$1,223,469
____________________________

(1)	Includes $294.5 million of unconditionally cancellable commitments at June 30, 2018.

Stockholders' Equity and Regulatory Capital Requirements
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. At June 30, 2018, stockholders' equity was $519.4 million, representing an increase of $99.0 million, or 23.6%, compared to $420.4 million, at December 31, 2017. On May 9, 2018, we completed our initial public offering and issued 3,045,426 shares with net proceeds, before expenses, totaling $96.3 million, a portion of which was used to redeem all of the outstanding shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series SBLF, thereby eliminating our obligation to pay the nine percent dividend on the SBLF stock. Also, during the quarter ended June 30, 2018, all of the 901,644 shares of our outstanding Series D preferred stock was converted into shares of common stock, on a one-for-one basis, effectively reducing the Series D preferred stock to zero, increasing our common stock by $4.5 million and our additional paid in capital by $12.5 million.
Together with the Bank, we are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2018, and December 31, 2017, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$496,073	12.35%	$360,069	9.35%
Tier 1 capital (to risk-weighted assets)	505,378	12.58	433,338	11.25
Total capital (to risk-weighted assets)	541,749	13.48	472,437	12.26
Tier 1 capital (to average assets)	505,378	11.63	433,338	10.53

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$480,656	11.99%	$416,175	10.82%
Tier 1 capital (to risk-weighted assets)	480,656	11.99	416,175	10.82
Total capital (to risk-weighted assets)	517,027	12.90	455,274	11.84
Tier 1 capital (to average assets)	480,656	11.11	416,175	10.13
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

•
other factors that are discussed in the section titled "Risk Factors" in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018, pursuant to Section 424(b) of the Securities Act of 1933, as amended.

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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. As of June 30, 2018, we are modeling to be outside of our policy limits in certain interest rate shock scenarios due to our asset sensitivity. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the near future.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

(Dollars in thousands)	At June 30, 2018
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	30.7%	1.8%
+300	23.1	1.2
+200	15.4	0.6
+100	7.8	0.3
Base
-100	(8.2)%	0.9%
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
Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective at the end of the period covered by this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

Refer to Note 13 - Commitments and Contingencies - Loss contingencies in the notes to the consolidated financial statements included in this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018, pursuant to Section 424(b) of the Securities Act of 1933, as amended.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2018, the Company acquired substantially all of the assets of DH Reeves, LLC. The consideration paid in this transaction included 66,824 shares of the Company’s common stock issued at acquisition closing with an aggregate value of approximately $2,706,372, based on the closing sale price of the Company's stock on the second business day prior to the acquisition date. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation. A Form D was filed on July 12, 2018.

In May 2018, the Company sold 3,045,426 shares of the Company’s common stock at a public offering price of $34.00 per share, including 545,426 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, and certain selling shareholders sold 1,136,176 shares in the offering. The offer and sale of all the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224225), which was declared effective by the SEC on May 8, 2018. The Company received net proceeds of approximately $94.7 million in the offering, after deducting approximately $10.0 million of underwriters’ discounts and approximately $1.6 million of offering expenses. The underwriters of the initial public offering were Stephens Inc., Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc. and Sandler O'Neill & Partners, L.P. The Company used approximately $49.1 million of the proceeds in connection with the redemption of the Senior Non-Cumulative Perpetual Preferred Stock, Series SBLF and the remainder of the proceeds was placed into the securities portfolio. The Company made no payments to its directors, officers or persons owning ten percent or more of its common stock or to their associates, or to its affiliates in connection with the issuance and sale of the common stock.

There has been no material change in the planned use of proceeds from the IPO as described in the prospectus filed with the SEC on May 9, 2018 pursuant to Rule 424(b)(4) under the Securities Act.
Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On August 7, 2018, the Company filed its Restated Articles of Incorporation with the Secretary of State of the State of Louisiana to remove provisions relating to the Series D Nonvoting Convertible Preferred Stock and SBLF Preferred Stock from the Restated Articles of Incorporation. On June 8, 2018, all outstanding shares of Series D Preferred Stock were converted to the Company’s common stock on a one-for-one basis and the Company redeemed all of its SBLF Preferred Stock shares. The Restated Articles of Incorporation became effective upon filing and a copy is attached hereto as Exhibit 3.1. This disclosure has been made in lieu of disclosure under Item 5.03 of Form 8-K.

Item 6.         Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation, dated August 7, 2018.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

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

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)

Date:	August 09, 2018	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 09, 2018	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer