Form 10-Q
period 2018-09-30
Origin Bancorp, Inc.
filed 2018-11-07
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,621,235 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of November 2, 2018.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and due from banks	$60,716	$78,489
Interest-bearing deposits in banks	59,721	108,698
Federal funds sold	20,000	—
Total cash and cash equivalents	140,437	187,187
Securities:
Available for sale	585,788	404,532
Held to maturity ($19,567 and $20,265 at fair value, respectively)	19,602	20,188
Securities carried at fair value through income	11,273	12,033
Total securities	616,663	436,753
Non-marketable equity securities held in other financial institutions	39,283	22,967
Loans held for sale ($20,786 and $32,768 at fair value, respectively)	50,658	65,343
Loans, net of allowance for loan losses of $35,727 and $37,083, respectively ($20,444 and $26,611 at fair value, respectively)	3,565,354	3,203,948
Premises and equipment, net	74,936	77,408
Mortgage servicing rights	26,163	24,182
Cash surrender value of bank-owned life insurance	32,487	27,993
Goodwill and other intangible assets, net	33,228	24,336
Accrued interest receivable and other assets	88,355	83,878
Total assets	$4,667,564	$4,153,995
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$976,260	$832,853
Interest-bearing deposits	1,985,757	2,060,068
Time deposits	765,141	619,093
Total deposits	3,727,158	3,512,014
FHLB advances and other borrowings	358,532	144,357
Junior subordinated debentures	9,637	9,619
Accrued expenses and other liabilities	40,318	32,663
Total liabilities	4,135,645	3,698,653
Commitments and contingencies	—	34,991
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Preferred stock - Series SBLF (zero and 48,260 shares authorized; zero and 48,260 shares issued at September 30, 2018, and December 31, 2017, respectively)	—	48,260
Preferred stock - Series D (zero and 950,000 shares authorized; zero and 901,644 shares issued at September 30, 2018, and December 31, 2017, respectively)	—	16,998
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,621,235 and 19,518,752 shares issued at September 30, 2018, and December 31, 2017, respectively)	118,106	97,594
Additional paid‑in capital	240,832	146,061
Retained earnings	179,178	145,122
Accumulated other comprehensive (loss) income	(6,197)	1,307
	531,919	455,342
Less: ESOP-owned shares	—	34,991
Total stockholders' equity	531,919	420,351
Total liabilities and stockholders' equity	$4,667,564	$4,153,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income (Loss)
(unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$43,872	$36,185	$121,565	$101,935
Investment securities-taxable	2,754	1,536	6,551	4,614
Investment securities-nontaxable	1,129	1,187	3,469	3,579
Interest and dividend income on assets held in other financial institutions	1,080	706	3,446	2,057
Federal funds sold	7	—	7	—
Total interest and dividend income	48,842	39,614	135,038	112,185
Interest expense
Interest-bearing deposits	7,891	4,995	20,691	13,868
FHLB advances and other borrowings	1,314	612	2,542	1,821
Subordinated debentures	140	139	414	410
Total interest expense	9,345	5,746	23,647	16,099
Net interest income	39,497	33,868	111,391	96,086
Provision (benefit) for credit losses	504	3,327	(709)	8,094
Net interest income after provision (benefit) for credit losses	38,993	30,541	112,100	87,992
Noninterest income
Service charges and fees	3,234	2,919	9,405	8,575
Mortgage banking revenue	2,621	3,895	7,332	12,700
Insurance commission and fee income	3,306	2,043	7,239	5,788
Loss on non-mortgage loans held for sale, net	—	(5,409)	—	(12,708)
(Loss) gain on sales and disposals of other assets, net	(207)	(44)	(147)	1,372
Other fee income	364	574	1,219	1,759
Other income	919	1,063	5,604	2,986
Total noninterest income	10,237	5,041	30,652	20,472
Noninterest expense
Salaries and employee benefits	21,054	18,342	59,154	52,647
Occupancy and equipment, net	4,169	4,046	11,615	11,917
Data processing	1,523	1,259	4,343	3,784
Electronic banking	761	235	2,184	1,498
Communications	490	469	1,515	1,435
Advertising and marketing	1,245	651	2,924	1,859
Professional services	982	1,364	2,245	3,555
Regulatory assessments	411	748	1,791	2,128
Loan related expenses	718	993	2,229	2,960
Office and operations	1,499	1,330	4,365	4,105
Litigation settlement	—	10,000	—	10,000
Other expenses	1,492	1,006	3,848	3,015
Total noninterest expense	34,344	40,443	96,213	98,903
Income (loss) before income tax expense (benefit)	14,886	(4,861)	46,539	9,561
Income tax expense (benefit)	2,568	(2,688)	8,112	664
Net income (loss)	$12,318	$(2,173)	$38,427	$8,897
Preferred stock dividends	—	1,086	1,923	3,258
Net income allocated to participating stockholders	54	32	945	271
Net income (loss) available to common stockholders	$12,264	$(3,291)	$35,559	$5,368
Basic earnings (loss) per common share	$0.52	$(0.17)	$1.66	$0.28
Diluted earnings (loss) per common share	$0.52	$(0.17)	$1.64	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$12,318	$(2,173)	$38,427	$8,897
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding losses arising during the period	(2,755)	(1,486)	(10,134)	(51)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(2)	(8)	(7)
Change in the net unrealized losses on investment securities, before tax	(2,758)	(1,488)	(10,142)	(58)
Income tax benefit related to net unrealized losses arising during the period	(579)	(521)	(2,130)	(21)
Change in the net unrealized loss on investment securities, net of tax	(2,179)	(967)	(8,012)	(37)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	50	9	272	(73)
Reclassification adjustment for losses included in net income	(7)	16	14	73
Change in the net unrealized gain on cash flow hedges, before tax	43	25	286	—
Income tax expense related to net unrealized gains on cash flow hedges	9	9	60	—
Change in the net unrealized gain on cash flow hedges, net of tax	34	16	226	—
Other comprehensive loss, net of tax	(2,145)	(951)	(7,786)	(37)
Comprehensive income (loss)	$10,173	$(3,124)	$30,641	$8,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: ESOP-Owned Shares	Total Stockholders' Equity
For the nine months ended September 30, 2017
Balance at January 1, 2017	19,483,718	$48,260	$16,998	$97,419	$145,068	$137,449	$3,463	$(28,564)	$420,093
Net income	—	—	—	—	—	8,897	—	—	8,897
Other comprehensive income, net of tax	—	—	—	—	—	—	(37)	—	(37)
Recognition of stock compensation, net	15,354	—	—	76	557	—	—	—	633
Net change in ESOP shares	—	—	—	—	—	—	—	168	168
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(3,257)	—	—	(3,257)
Dividends declared - Series D preferred stock	—	—	—	—	—	(88)	—	—	(88)
Dividends declared - common stock ($0.0975 per share)	—	—	—	—	—	(1,901)	—	—	(1,901)
Balance at September 30, 2017	19,499,072	$48,260	$16,998	$97,495	$145,625	$141,100	$3,426	$(28,396)	$424,508
For the nine months ended September 30, 2018
Balance at January 1, 2018	19,518,752	$48,260	$16,998	$97,594	$146,061	$145,122	$1,307	$(34,991)	$420,351
Net income	—	—	—	—	—	38,427	—	—	38,427
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,786)	—	(7,786)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	88,589	—	—	443	401	—	—	—	844
Terminated ESOP put option	—	—	—	—	—	—	—	34,991	34,991
Stock issuance - common	3,045,426	—	—	15,227	79,508	—	—	—	94,735
Stock issuance - RCF acquisition	66,824	—	—	334	2,372	—	—	—	2,706
Redemption of preferred stock - Series SBLF	—	(48,260)	—	—	—	—	—	—	(48,260)
Conversion of preferred stock - Series D to common stock	901,644	—	(16,998)	4,508	12,490	—	—	—	—
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(1,894)	—	—	(1,894)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.0975 per share)	—	—	—	—	—	(2,166)	—	—	(2,166)
Balance at September 30, 2018	23,621,235	$—	$—	$118,106	$240,832	$179,178	$(6,197)	$—	$531,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2018	2017
Net income	$38,427	$8,897
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(709)	8,094
Depreciation and amortization	4,316	4,041
Net amortization on securities	1,079	1,437
Amortization of investments in tax credit funds	1,417	1,487
Deferred income tax expense	4,683	5,945
Stock-based compensation expense	828	758
Originations of mortgage loans held for sale	(233,229)	(380,370)
Proceeds from mortgage loans held for sale	243,153	387,691
Originations of mortgage servicing rights	(1,537)	(2,184)
Net loss (gain) on disposals of premises and equipment	60	(1,454)
Loss on non-mortgage loans held for sale	—	12,708
Increase in the cash surrender value of life insurance	(494)	(471)
Net losses on sales and write downs of other real estate owned	87	82
Net decrease in accrued interest and other assets	(2,424)	(9,429)
Net increase in accrued expenses and other liabilities	4,682	17,998
Other operating activities, net	3,757	(988)
Net cash provided by operating activities	64,096	54,242
Cash flows from investing activities:
Net cash paid in business combinations	(6,447)	—
Purchases of securities available for sale	(450,459)	(318,187)
Maturities, paydowns and calls of securities available for sale	257,983	307,599
Maturities, paydowns and calls of securities held to maturity	585	395
Paydowns of securities carried at fair value	230	204
Net purchases of non-marketable equity securities held in other financial institutions	(14,240)	(5,459)
Paydowns and proceeds from non-mortgage loans held for sale	—	7,250
Originations of mortgage warehouse loans	(3,488,575)	(1,265,686)
Proceeds from pay-offs of mortgage warehouse loans	3,510,293	1,256,543
Net increase in loans, excluding mortgage warehouse and loans held for sale	(383,912)	(153,763)
Purchase of bank-owned life insurance	(4,000)	—
Return of capital on limited partnership investments	336	756
Capital calls on limited partnership investments	(2,838)	(1,666)
Purchases of premises and equipment	(4,202)	(1,702)
Proceeds from sales of premises and equipment	111	4,509
Proceeds from sales of other real estate owned	505	1,294
Net cash used in investing activities	(584,630)	(167,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Nine months ended September 30,
Cash flows from financing activities:	2018	2017
Net increase in deposits	215,144	10,269
Net increase (decrease) in other borrowed funds	219,634	(719)
Net decrease in securities sold under agreements to repurchase	(2,369)	(11,645)
Dividends paid	(5,173)	(5,246)
Taxes paid related to net share settlement of equity awards	(25)	(124)
Cash received from exercise of stock options	98	—
Proceeds from issuance of common stock, net of offering expenses	94,735	—
Redemption of Series SBLF preferred stock	(48,260)	—
Net cash provided by (used in) financing activities	473,784	(7,465)
Net decrease in cash and cash equivalents	(46,750)	(121,136)
Cash and cash equivalents at beginning of period	187,187	259,883
Cash and cash equivalents at end of period	$140,437	$138,747

Income taxes paid	$382	$5,298
Significant non-cash transactions:
Real estate acquired in settlement of loans	605	749
Conversion of Series D preferred stock to common stock	16,998	—
Fair value of common stock issued in conjunction with business combination	2,706	—

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
Consolidation: The condensed consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), doing business as Thomas & Farr and Reeves, Coon and Funderburg. These condensed consolidated interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These unaudited statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's prospectus filed with the SEC on May 9, 2018, pursuant to Section 424(b) of the Securities Act of 1933, as amended. Interim results are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These changes and reclassifications did not impact previously reported net income or comprehensive income.
The Company’s significant accounting policies, including those for loans, impaired loans, non-accrual loans and allowance for loan losses, are described in Note 1 of the Notes to Consolidated Financial Statements in the financial statements for the year ended December 31, 2017, included in the Company's prospectus filed with the SEC on May 9, 2018. There have been no significant changes to these policies since December 31, 2017. Additionally, there were no new accounting policies or changes to existing policies adopted during the first nine months of 2018 that had a significant effect on the Company’s results of operations or financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
ASU No. 2016-15 —Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this guidance on January 1, 2018, and, as a result, reclassified $756,000 of the return of capital proceeds from limited partnership investments from operating activities to investing activities for the nine-month period ended September 30, 2017.
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
ASU No. 2014-09 —On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The implementation of this new guidance did not have a material impact on the measurement or recognition of revenue and no cumulative effect adjustment was recorded to opening retained earnings. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Effect of Newly Issued But Not Yet Effective Accounting Standards

ASU No. 2018-15, Intangibles, Goodwill and Other, Internal Use Software - (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. There is no expected impact to the consolidated financial statements or disclosures associated with the adoption of this ASU.
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses at the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on our results of operations, financial position or disclosures. However, the Company has begun developing processes and procedures to ensure the Company is fully compliant at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and developing asset quality forecast models in preparation for the implementation of this standard. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures.
ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. ASU No. 2018-11, Leases (Topic 842), Targeted Improvements allows entities with an additional (and optional) transition method to adopt the new lease requirements by allowing them to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to make use of this transition option guidance and is currently finalizing the review of key assumptions, including the discount rate used to quantify the valuation of the asset and liability, which is based upon the current interest rate environment and may differ at the time of adoption of the ASU. Based on preliminary evaluation, the overall impact to the balance sheet reflected in the right-of-use asset and corresponding lease obligation liability are expected to range between $19.0 million and $21.0 million at adoption. The Company will continue to evaluate other impacts of adoption but does not anticipate these to be significant.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 2 - Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings per common share
Net income (loss)	$12,318	$(2,173)	$38,427	$8,897
Less: Dividends to preferred stock	—	1,086	1,923	3,258
Net income allocated to participating stockholders(1) (2)	54	32	945	271
Net income (loss) available to common stockholders	$12,264	$(3,291)	$35,559	$5,368
Weighted average common shares outstanding	23,493,065	19,418,280	21,476,801	19,411,745
Basic earnings (loss) per common share	$0.52	$(0.17)	$1.66	$0.28
Diluted earnings per common share
Diluted earnings (loss) applicable to common stockholders(3)	$12,300	$(3,291)	$35,653	$5,381
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	23,493,065	19,418,280	21,476,801	19,411,745
Dilutive effect of common stock options(4)	223,714	—	223,714	221,998
Weighted average diluted common shares outstanding	23,716,779	19,418,280	21,700,515	19,633,743
Diluted earnings (loss) per common share	$0.52	$(0.17)	$1.64	$0.27
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

(2)
The average participating share count for the September 30, 2018, year-to-date earnings per share calculation includes an allocation for Series D preferred stockholders. Series D preferred stock was not outstanding during the quarter ended September 30, 2018, and therefore no allocation was made for it during the quarter.

(3)
Net income allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(4)	There was no dilutive effect of common stock options for the third quarter of 2017 due to the anti-dilutive effect on the calculation of diluted loss per common share.
Note 3 - Business Combinations
All acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the acquisition date. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market willing participants at the measurement date. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices, third party valuations, and estimates made by management. Purchase price allocations on completed acquisitions may be modified through the measurement period which cannot exceed one year from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The results of operations for the acquisition described below have been included in the Company’s consolidated financial results beginning on the acquisition date.
Reeves, Coon & Funderburg
On July 1, 2018, the Company acquired certain assets and assumed certain liabilities of Reeves, Coon & Funderburg, ("RCF"), a Louisiana-based independent insurance agency offering commercial, personal, health and life insurance. Total consideration was $9.5 million, which was comprised of 66,824 shares of its common stock at a price of $40.50 per share, based upon the closing stock price on June 28, 2018, and $6.8 million in cash.
As the consideration paid for RCF exceeded the provisional value of the tangible net assets acquired, goodwill of $4.5 million and identifiable intangible assets valued at $4.9 million associated primarily with RCF's customer relationships

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

were recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share.
Note 4 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Available for sale:
State and municipal securities	$119,570	$2,292	$(314)	$121,548
Corporate bonds	3,000	80	—	3,080
U.S. Government and agency securities	60,414	—	(117)	60,297
Commercial mortgage-backed securities	14,439	—	(71)	14,368
Residential mortgage-backed securities	180,867	55	(3,735)	177,187
Residential collateralized mortgage obligations	215,787	18	(6,497)	209,308
Total	$594,077	$2,445	$(10,734)	$585,788
Held to maturity:
State and municipal securities	$19,602	$—	$(35)	$19,567
Securities carried at fair value through income:
State and municipal securities(1)	$11,688	$—	$—	$11,273

December 31, 2017
Available for sale:
State and municipal securities	$125,909	$4,104	$(35)	$129,978
Corporate bonds	3,000	136	—	3,136
Residential mortgage-backed securities	105,132	492	(595)	105,029
Residential collateralized mortgage obligations	168,645	262	(2,518)	166,389
Total	$402,686	$4,994	$(3,148)	$404,532
Held to maturity:
State and municipal securities	$20,188	$77	$—	$20,265
Securities carried at fair value through income:
State and municipal securities(1)	$11,918	$—	$—	$12,033
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 6 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Securities with unrealized losses at September 30, 2018, and December 31, 2017, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position under and over 12 months were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$23,114	$(258)	$1,517	$(56)	$24,631	$(314)
U.S. Government and agency securities	60,283	(117)	—	—	60,283	(117)
Commercial mortgage-backed securities	14,368	(71)	—	—	14,368	(71)
Residential mortgage-backed securities	118,323	(1,742)	44,059	(1,993)	162,382	(3,735)
Residential collateralized mortgage obligations	115,173	(1,908)	91,506	(4,589)	206,679	(6,497)
Total	$331,261	$(4,096)	$137,082	$(6,638)	$468,343	$(10,734)
Held to maturity:
State and municipal securities	$14,349	$(35)	$—	$—	$14,349	$(35)

December 31, 2017
Available for sale:
State and municipal securities	$2,114	$(5)	$1,210	$(30)	$3,324	$(35)
Residential mortgage-backed securities	46,018	(198)	20,233	(397)	66,251	(595)
Residential collateralized mortgage obligations	70,788	(641)	60,622	(1,877)	131,410	(2,518)
Total	$118,920	$(844)	$82,065	$(2,304)	$200,985	$(3,148)

At September 30, 2018, the Company had 173 individual securities that were in an unrealized loss position. The unrealized losses for each of the securities relate to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2018, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to maturity		Available for sale
September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$58,119	$58,069
Due after one year through five years	14,384	14,349	28,088	28,396
Due after five years through ten years	—	—	85,875	87,421
Due after ten years	5,218	5,218	10,902	11,039
Commercial mortgage-backed securities	—	—	14,439	14,368
Residential mortgage-backed securities	—	—	180,867	177,187
Residential collateralized mortgage obligations	—	—	215,787	209,308
Total	$19,602	$19,567	$594,077	$585,788

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Carrying value of securities pledged to secure public deposits	$325,897	$276,319
Carrying value of securities pledged to repurchase agreements	38,631	36,685
Note 5 - Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Loans held for sale	$50,658	$65,343
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,162,274	$1,083,275
Construction/land/land development	406,249	322,404
Residential real estate	585,931	570,583
Total real estate	2,154,454	1,976,262
Commercial and industrial	1,193,035	989,220
Mortgage warehouse lines of credit	233,325	255,044
Consumer	20,267	20,505
Total loans held for investment(1)	3,601,081	3,241,031
Less: Allowance for loan losses	35,727	37,083
Net loans held for investment	$3,565,354	$3,203,948
____________________________
(1)    Includes net deferred loan fees of $2.9 million and $1.0 million at September 30, 2018, and December 31, 2017, respectively.

Included in total loans held for investment as of September 30, 2018, were $19.7 million and $739,000 of commercial real estate loans and commercial and industrial loans, respectively, for which the fair value option was elected as of that date. At December 31, 2017, the Company held $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 6 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
Credit quality indicators. As part of the Company's commitment to manage the credit quality of its loan portfolio, management annually updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans, and (v) the general economic conditions in the states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The recorded investment in loans by credit quality indicator at September 30, 2018, and December 31, 2017, excluding loans held for sale, were as follows:

	September 30, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,139,571	$8,440	$14,263	$—	$—	$1,162,274
Construction/land/land development	403,159	160	2,930	—	—	406,249
Residential real estate	574,728	28	11,175	—	—	585,931
Total real estate	2,117,458	8,628	28,368	—	—	2,154,454
Commercial and industrial	1,112,473	32,050	48,512	—	—	1,193,035
Mortgage warehouse lines of credit	233,325	—	—	—	—	233,325
Consumer	20,028	—	239	—	—	20,267
Total loans held for investment	$3,483,284	$40,678	$77,119	$—	$—	$3,601,081

	December 31, 2017
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,055,911	$7,798	$19,566	$—	$—	$1,083,275
Construction/land/land development	318,488	170	3,746	—	—	322,404
Residential real estate	560,945	778	8,860	—	—	570,583
Total real estate	1,935,344	8,746	32,172	—	—	1,976,262
Commercial and industrial	915,111	15,332	58,777	—	—	989,220
Mortgage warehouse lines of credit	255,044	—	—	—	—	255,044
Consumer	20,223	—	279	3	—	20,505
Total loans held for investment	$3,125,722	$24,078	$91,228	$3	$—	$3,241,031
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	September 30, 2018
(Dollars in thousands)	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Current loans	Total loans receivable	Accruing loans 90 or more days past due
Loans secured by real estate:
Commercial real estate	$414	$7,512	$976	$8,902	$1,153,372	$1,162,274	$—
Construction/land/land development	25	—	465	490	405,759	406,249	—
Residential real estate	2,507	196	3,621	6,324	579,607	585,931	—
Total real estate	2,946	7,708	5,062	15,716	2,138,738	2,154,454	—
Commercial and industrial	434	738	7,842	9,014	1,184,021	1,193,035	—
Mortgage warehouse lines of credit	—	—	—	—	233,325	233,325	—
Consumer	81	35	—	116	20,151	20,267	—
Total loans held for investment	$3,461	$8,481	$12,904	$24,846	$3,576,235	$3,601,081	$—

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2017
(Dollars in thousands)	30-59 Days past due	60-89 Days past due	Loans past due 90 days or more	Total past due	Current loans	Total loans receivable	Accruing loans 90 or more days past due
Loans secured by real estate:
Commercial real estate	$8,427	$2,791	$1,150	$12,368	$1,070,907	$1,083,275	$—
Construction/land/land development	1,488	172	464	2,124	320,280	322,404	—
Residential real estate	2,630	347	3,910	6,887	563,696	570,583	—
Total real estate	12,545	3,310	5,524	21,379	1,954,883	1,976,262	—
Commercial and industrial	1,517	9,922	8,074	19,513	969,707	989,220	—
Mortgage warehouse lines of credit	—	—	—	—	255,044	255,044	—
Consumer	178	128	74	380	20,125	20,505	—
Total loans held for investment	$14,240	$13,360	$13,672	$41,272	$3,199,759	$3,241,031	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three months ended September 30, 2018
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$9,768	$42	$7	$(4)	$9,729
Construction/land/land development	3,153	228	5	238	3,168
Residential real estate	5,468	398	68	206	5,344
Commercial and industrial	15,299	290	1,370	606	16,985
Mortgage warehouse lines of credit	203	—	—	65	268
Consumer	260	51	22	2	233
Total	$34,151	$1,009	$1,472	$1,113	$35,727
____________________________

(1)
The $504,000 provision for credit losses on the consolidated statements of income includes a $1.1 million net loan loss provision and a $609,000 release of provision for off-balance sheet commitments for the three months ended September 30, 2018.

	Nine months ended September 30, 2018
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,998	$51	$223	$559	$9,729
Construction/land/land development	2,950	228	6	440	3,168
Residential real estate	5,807	407	117	(173)	5,344
Commercial and industrial	18,831	2,759	2,090	(1,177)	16,985
Mortgage warehouse lines of credit	214	—	—	54	268
Consumer	283	96	54	(8)	233
Total	$37,083	$3,541	$2,490	$(305)	$35,727
____________________________

(1)
The $709,000 benefit for credit losses on the consolidated statements of income includes a $305,000 net loan loss benefit and a $404,000 release of provision for off-balance sheet commitments for the nine months ended September 30, 2018.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Three months ended September 30, 2017
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Benefit) (1)	Ending balance
Loans secured by real estate:
Commercial real estate	$9,201	$272	$12	$133	$9,074
Construction/land/land development	3,086	—	1	346	3,433
Residential real estate	7,363	1,306	21	(176)	5,902
Commercial and industrial	21,347	4,629	271	3,532	20,521
Mortgage warehouse lines of credit	303	—	—	(79)	224
Consumer	334	89	26	20	291
Total	$41,634	$6,296	$331	$3,776	$39,445
____________________________

(1)
The $3.3 million provision for credit losses on the consolidated statements of income includes a $3.8 million net loan loss provision offset by a $449,000 release of provision for off-balance sheet commitments for the three months ended September 30, 2017.

	Nine months ended September 30, 2017
(Dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision(1)	Ending balance
Loans secured by real estate:
Commercial real estate	$8,718	$272	$88	$540	$9,074
Construction/land/land development	2,805	—	4	624	3,433
Residential real estate	5,003	1,326	98	2,127	5,902
Commercial and industrial	33,590	17,962	670	4,223	20,521
Mortgage warehouse lines of credit	139	—	—	85	224
Consumer	276	137	36	116	291
Total	$50,531	$19,697	$896	$7,715	$39,445
____________________________

(1)
The $8.1 million provision for credit losses on the consolidated statements of income includes a $7.7 million net loan loss provision and an $379,000 provision for off-balance sheet commitments for the nine months ended September 30, 2017.

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	September 30, 2018
(Dollars in thousands)	Period end allowance allocated to loans individually evaluated for impairment	Period end allowance allocated to loans collectively evaluated for impairment	Period end loan balance individually evaluated for impairment	Period end loan balance collectively evaluated for impairment (1)
Loans secured by real estate:
Commercial real estate	$1,193	$8,536	$10,078	$1,132,491
Construction/land/land development	19	3,149	1,044	405,205
Residential real estate	70	5,274	7,558	578,373
Commercial and industrial	2,029	14,956	13,381	1,178,915
Mortgage warehouse lines of credit	—	268	—	233,325
Consumer	23	210	230	20,037
Total	$3,334	$32,393	$32,291	$3,548,346
____________________________

(1)
Excludes $19.7 million and $739,000 of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 6 - Fair Value of Financial Instruments for more information.

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
____________________________

(1)
Excludes $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 6 - Fair Value of Financial Instruments for more information.

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either September 30, 2018, or December 31, 2017.

	September 30, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Total recorded investment	Allocation of allowance for loan losses
Loans secured by real estate:
Commercial real estate	$10,950	$2,304	$7,774	$10,078	$1,193
Construction/land/land development	1,344	737	307	1,044	19
Residential real estate	8,533	6,626	932	7,558	70
Total real estate	20,827	9,667	9,013	18,680	1,282
Commercial and industrial	13,894	5,541	7,840	13,381	2,029
Consumer	251	—	230	230	23
Total impaired loans	$34,972	$15,208	$17,083	$32,291	$3,334

	December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Total recorded investment	Allocation of allowance for loan losses
Loans secured by real estate:
Commercial real estate	$6,047	$1,782	$3,163	$4,945	$312
Construction/land/land development	2,268	1,813	150	1,963	4
Residential real estate	10,024	6,750	1,165	7,915	72
Total real estate	18,339	10,345	4,478	14,823	388
Commercial and industrial	25,212	6,161	18,437	24,598	4,356
Consumer	259	141	96	237	63
Total impaired loans	$43,810	$16,647	$23,011	$39,658	$4,807

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The average recorded investment and interest recognized on impaired loans while classified as impaired for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three months ended September 30,
	2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$10,070	$14	$6,894	$41
Construction/land/land development	1,228	2	846	2
Residential real estate	7,741	12	9,439	16
Total real estate	19,039	28	17,179	59
Commercial and industrial	12,891	54	30,545	95
Consumer	263	1	253	2
Total impaired loans	$32,193	$83	$47,977	$156

	Nine months ended September 30,
	2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,983	$57	$7,454	$127
Construction/land/land development	1,515	14	924	7
Residential real estate	7,631	48	9,777	57
Total real estate	19,129	119	18,155	191
Commercial and industrial	14,932	158	45,536	250
Consumer	264	4	242	5
Total impaired loans	$34,325	$281	$63,933	$446
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings ("TDRs") are included in certain loan categories within impaired loans. At September 30, 2018, the Company has committed to advance $15,000 in connection with impaired loans.
Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate	$8,851	$1,745
Construction/land/land development	960	1,097
Residential real estate	7,220	7,166
Total real estate	17,031	10,008
Commercial and industrial	9,285	13,512
Consumer	238	282
Total nonaccrual loans	$26,554	$23,802

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2018 and 2017, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms was $997,000 and $2.4 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the nine months ended September 30, 2018 or 2017.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate and commercial and industrial loans, in accordance with US GAAP. The Company had $1.4 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at September 30, 2018, and zero at December 31, 2017. There were no nonaccrual loans held for investment that were recorded using the fair value option election at September 30, 2018, or December 31, 2017.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	September 30, 2018	December 31, 2017
TDRs
Nonaccrual TDRs	$2,040	$2,622
Performing TDRs	5,862	14,234
Total	$7,902	$16,856
The following table presents the pre-modification balance of TDR modifications that occurred during the three and nine months ended September 30, 2018, and September 30, 2017, and the ending balances by concession type as of each period presented.

	At and for the three months ended September 30, 2018
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Commercial real estate	1	$252	$150	$—	$—	$150
Commercial and industrial	3	199	182	—	15	197
Total	4	$451	$332	$—	$15	$347

	At and for the nine months ended September 30, 2018
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Commercial real estate	1	$252	$150	$—	$—	$150
Residential real estate	5	187	49	21	102	172
Total real estate	6	439	199	21	102	322
Commercial and industrial	3	198	182	—	15	197
Consumer	1	33	—	—	31	31
Total	10	$670	$381	$21	$148	$550

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	At and for the three months ended September 30, 2017
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Commercial real estate	—	$—	$—	$—	$—	$—
Residential real estate	2	130	40	—	206	246
Total real estate	2	130	40	—	206	246
Commercial and industrial	1	42	—	—	44	44
Consumer	1	49	47	—	—	47
Total	4	$221	$87	$—	$250	$337

	At and for the nine months ended September 30, 2017
(Dollars in thousands)	Number of loans restructured	Pre-modification recorded balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Commercial real estate	3	$2,643	$2,001	$—	$—	$2,001
Residential real estate	4	171	79	—	206	285
Total real estate	7	2,814	2,080	—	206	2,286
Commercial and industrial	7	8,295	7,392	—	44	7,436
Consumer	1	49	47	—	—	47
Total	15	$11,158	$9,519	$—	$250	$9,769
During the nine months ended September 30, 2018, one loan with an outstanding principal balance of $26,000 defaulted after having been modified as a TDR within the previous 12 months. During the nine months ended September 30, 2017, there were no payment defaults for loans restructured as TDR's within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three and nine months ended September 30, 2018, did not significantly impact the Company's determination of the allowance for loan losses. On an ongoing basis, the Company monitors the performance of the modified loans to their restructured terms. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
Note 6 - Fair Value of Financial Instruments
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2018, and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during either period.

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$81,348	$40,200	$121,548
Corporate bonds	—	3,080	—	3,080
U.S. Government and agency securities	—	60,297	—	60,297
Commercial mortgage-backed securities	—	14,368	—	14,368
Residential mortgage-backed securities	—	177,187	—	177,187
Residential collateralized mortgage obligations	—	209,308	—	209,308
Securities available for sale	—	545,588	40,200	585,788
Securities carried at fair value through income	—	—	11,273	11,273
Loans held for sale	—	20,786	—	20,786
Loans at fair value	—	—	20,444	20,444
Mortgage servicing rights	—	—	26,163	26,163
Other assets - derivatives	—	3,234	—	3,234
Total recurring fair value measurements - assets	$—	$569,608	$98,080	$667,688

Other liabilities - derivatives	$—	$(2,616)	$—	$(2,616)
Total recurring fair value measurements - liabilities	$—	$(2,616)	$—	$(2,616)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$87,963	$42,015	$129,978
Corporate bonds	—	3,136	—	3,136
Residential mortgage-backed securities	—	105,029	—	105,029
Residential collateralized mortgage obligations	—	166,389	—	166,389
Securities available for sale	—	362,517	42,015	404,532
Securities carried at fair value through income	—	—	12,033	12,033
Loans held for sale	—	32,768	—	32,768
Loans at fair value	—	—	26,611	26,611
Mortgage servicing rights	—	—	24,182	24,182
Other assets - derivatives	—	3,146	—	3,146
Total recurring fair value measurements - assets	$—	$398,431	$104,841	$503,272

Other liabilities - derivatives	$—	$(3,320)	$—	$(3,320)
Total recurring fair value measurements - liabilities	$—	$(3,320)	$—	$(3,320)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 and 2017, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at FV Through Income
Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	444	—	—
Other noninterest income	(488)	—	—	(530)
Gain (loss) recognized in AOCI	—	—	(219)	—
Purchases, issuances, sales and settlements:
Originations	—	1,537	—	—
Purchases	—	—	259	—
Settlements	(5,679)	—	(1,855)	(230)
Balance at September 30, 2018	$20,444	$26,163	$40,200	$11,273

Balance at January 1, 2017	$33,693	$29,385	$43,858	$12,511
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(5,298)	—	—
Other noninterest income	(462)	—	—	(35)
Gain recognized in AOCI	—	—	277	—
Purchases, issuances, sales, and settlements:
Purchases	—	2,184	275	—
Sales	(2,516)	—	—	—
Settlements	(3,535)	—	(2,171)	(204)
Balance at September 30, 2017	$27,180	$26,271	$42,239	$12,272
____________________________

(1)	Total mortgage banking revenue includes changes in fair value due to market changes and due to run-off.

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

	September 30, 2018	December 31, 2017
Prepayment speed	8.80%	10.80%
Discount rate	9.97	9.33
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2018, and December 31, 2017, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	September 30, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$20,786	$20,538	$248
Commercial and industrial loans held for investment(2)	739	739	—
Commercial real estate loans held for investment(2)	19,705	19,625	80
Securities carried at fair value through income	11,273	11,688	(415)
Total	$52,503	$52,590	$(87)
____________________

(1)
$1.4 million of loans were designated as nonaccrual or past due 90 days or more at September 30, 2018. Of this balance, the Company had guarantees receivable from U.S. Government agencies totaling $1.2 million.

(2)
There were no commercial and industrial loans or commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or past due 90 days or more at September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value included in noninterest income:
Mortgage banking revenue	$(251)	$80	$(304)	$100
Other income:
Loans at fair value held for investment	(101)	(288)	$(488)	(462)
Securities carried at fair value through income	(140)	(63)	(530)	(35)
Total impact on other income	(241)	(351)	(1,018)	(497)
Total fair value option impact on noninterest income (1)	$(492)	$(271)	$(1,322)	$(397)
____________________________

(1)	The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 7 - Mortgage Banking for more detail.

The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at both September 30, 2018, and December 31, 2017. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at September 30, 2018, and ranged from 283 to 413 basis points at December 31, 2017. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $39.3 million and are shown on the face of the balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities which do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $29.9 million and $32.6 million, respectively, at September 30, 2018, and December 31, 2017, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was $15.2 million and $18.2 million at September 30, 2018, and December 31, 2017, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis which are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $3.3 million and $499,000 at September 30, 2018, and December 31, 2017, respectively. At September 30, 2018, the Company had $2.3 million in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$140,437	$140,437	$187,187	$187,187
Level 2 inputs:
Securities held to maturity	19,602	19,567	20,188	20,265
Non-marketable equity securities held in other financial institutions	39,283	39,283	22,967	22,967
Accrued interest and loan fees receivable	14,618	14,618	10,719	10,719
Level 3 inputs:
Loans held for investment, net(1)	3,544,910	3,433,735	3,177,337	3,238,872
Financial liabilities:
Level 2 inputs:
Deposits	3,727,158	3,468,832	3,512,014	3,352,213
FHLB advances and other borrowings	358,532	356,878	144,357	145,330
Junior subordinated debentures	9,637	10,724	9,619	14,132
Accrued interest payable	2,564	2,564	2,424	2,424
____________________________

(1)
The Loans held for investment, net does not include loans for which the fair value option had been elected at September 30, 2018, or December 31, 2017, respectively, as these loans are carried at fair value on a recurring basis.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	For the three months ended		For the nine months ended
Mortgage banking revenue	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Origination	$194	$358	$646	$963
Gain on sale of loans held for sale	1,761	3,121	5,121	8,541
Servicing	1,728	1,963	5,339	6,072
Total gross mortgage revenue	3,683	5,442	11,106	15,576
Mortgage derivatives gain (loss)	(283)	(136)	(511)	554
MSR change due to payoffs and paydowns	(960)	(1,027)	(2,791)	(3,117)
MSR and hedge fair value adjustment	181	(41)	(497)	30
Gain (loss) on MSR sale (1)	—	(343)	25	(343)
Mortgage banking revenue	$2,621	$3,895	$7,332	$12,700
___________________________

(1)	Amount shown during the nine months ended September 30, 2018, reflects final settlement on a loan servicing portfolio sold during the three months ended December 31, 2017.

Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 9 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$25,738	$27,852	$24,182	$29,385
Origination of servicing rights	544	748	1,537	2,184
Change in fair value, including amortization	(119)	(2,329)	444	(5,298)
Balance at end of period	$26,163	$26,271	$26,163	$26,271
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
The total mortgage loan servicing putback expenses incurred by the Company were $0 for both the three months ended September 30, 2018 and 2017, and $0 and $52,000 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, and December 31, 2017, the reserve for mortgage loan servicing putback expenses totaled $196,000 and $254,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses are dependent on many

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale at lower of cost or market with the offsetting liability being reported in FHLB advances and other borrowings. The balance included in mortgage loans held for sale and FHLB advances and other borrowings at September 30, 2018, and December 31, 2017, was $29.9 million and $32.6 million, respectively.
Note 8 - Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Overnight repurchase agreements with depositors	$33,809	$36,178
GNMA repurchase liability	29,872	32,575
Long-term FHLB advances(1)	294,851	75,604
Total FHLB advances and other borrowings	$358,532	$144,357
Junior subordinated debentures	$9,637	$9,619
____________________________
(1)    Includes a FHLB advance of $250.0 million, with a final maturity in 2033, that is callable quarterly at the option of the FHLB beginning in the third quarter of 2019.
Note 9 - Derivative Financial Instruments
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
Fair Values of Derivative Instruments on the Balance Sheet

The following tables disclose the fair value of derivative instruments in the Company's balance sheets at September 30, 2018, and December 31, 2017, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the nine months ended September 30, 2018 and 2017:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps included in other assets	$10,500	$10,500	$327	$41

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$170,792	$132,959	$2,373	$2,314
Interest rate swaps included in other liabilities	166,178	159,479	(2,350)	(3,221)
Forward commitments to purchase mortgage-backed securities included in other liabilities	100,000	160,000	(266)	(50)
Forward commitments to sell residential mortgage loans included in other assets (liabilities)	35,550	57,400	119	(49)
Interest rate-lock commitments on residential mortgage loans included in other assets	30,623	37,072	415	791
	$503,143	$546,910	$291	$(215)
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

The weighted-average rates paid and received for interest rate swaps at September 30, 2018, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedges	4.81%	5.07%
Non-hedging interest rate swaps - financial institution counterparties	4.80	4.13
Non-hedging interest rate swaps - customer counterparties	4.14	4.79

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments:	2018	2017	2018	2017
Amount of (loss) gain recognized in mortgage banking revenue	$(791)	$292	$(2,998)	$1,346
Amount of gain recognized in other non-interest income	192	141	931	353

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
At September 30, 2018, and December 31, 2017, the Company had cash collateral on deposit with swap counterparties totaling $250,000 and $7.0 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets.
Note 10 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At September 30, 2018, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 1,054,172 shares.
Share-based compensation cost charged to income for the three and nine months ended September 30, 2018 and 2017, is presented below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Restricted stock	$411	$265	$828	$788
Stock options(1)	—	—	—	(30)
Total stock compensation expense	$411	$265	$828	$758
Related tax benefits recognized in net income	$86	$93	$174	$265
____________________________

(1)
Stock option expense for the nine months ended September 30, 2017, included expense reversal related to 5,546 common stock options forfeited during the period. All remaining stock options became fully vested during the first quarter of 2017, with no further expense incurred after February 2017.

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company's time-vested award activity:

	Nine months ended September 30,
	2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	61,293	$24.61	84,019	$24.22
Granted	83,500	38.29	24,206	24.60
Vested	(18,982)	24.31	(24,632)	22.42
Forfeited	(2,001)	37.47	(3,636)	24.12
Nonvested shares, September 30,	123,810	$33.67	79,957	$24.37
During the nine months ended September 30, 2018, award recipients surrendered and the Company retired 910 shares to cover taxes owed upon the vesting of restricted stock awards. During the nine months ended September 30, 2017, award recipients surrendered and the Company retired 5,216 shares to cover taxes owed upon the vesting of restricted stock awards.
At September 30, 2018, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.14 years.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The table below summarizes the status of the Company's stock options and changes during the nine months ended September 30, 2018 and 2017.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine months ended September 30, 2017
Outstanding at January 1, 2017	358,638	$11.37	7.79	$3,844
Forfeited and expired	(16,638)	23.89
Outstanding at September 30, 2017	342,000	$10.76	6.92	$5,390

Nine months ended September 30, 2018
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Exercised	(8,000)	12.29	—	—
Outstanding at September 30, 2018	311,500	10.61	6.42	8,423
Exercisable at September 30, 2018	311,500	$10.61	6.42	$8,423
Note 11 - Income Taxes
The provision for income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Federal income taxes:
Current	$901	$(4,551)	$2,939	$(5,472)
Deferred	1,493	1,890	4,652	5,908
State income taxes:
Current	147	(35)	491	192
Deferred	27	8	30	36
Income tax expense (benefit)	$2,568	$(2,688)	$8,112	$664
Effective income tax rate	17.3%	55.3%	17.4%	6.9%
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

During the first quarter of 2018, the Company adopted the provisions of ASU 2018-02 which resulted in a $282,000 adjustment from accumulated other comprehensive income to retained earnings. Refer to Note 12 - Accumulated Other Comprehensive Income and Note 1 - Significant Accounting Policies for additional information.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2015.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 12 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on available for sale ("AFS") securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized gains on AFS securities	Cash flow hedges	Accumulated other comprehensive income
Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(8,012)	226	(7,786)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at September 30, 2018	$(6,456)	$259	$(6,197)

Balance at January 1, 2017	$3,505	$(42)	$3,463
Net change	(37)	—	(37)
Balance at September 30, 2017	$3,468	$(42)	$3,426
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

Note 13 - Stockholders' Equity

Stock Issuance
On May 9, 2018, the Company completed the initial public offering of its common stock at a price to the public of $34.00 per share. The Company issued 3,045,426 shares in the offering, including 545,426 shares sold at the option of the underwriters, and certain selling shareholders sold 1,136,176 shares in the offering. The Company received net proceeds of $96.3 million, before expenses, in the offering. The Company's common stock became eligible for trading on May 9, 2018, on the Nasdaq Global Select Market under the symbol “OBNK.” Additionally, on July 1, 2018, the Company acquired RCF, a Louisiana-based independent insurance agency, issuing 66,824 shares of its common stock at a price of $40.50 per share, based upon the closing stock price on June 28, 2018, increasing common stock outstanding and additional paid in capital by $334,000 and $2.4 million, respectively, in partial consideration of the acquisition.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

During the quarter ended June 30, 2018, all of the 901,644 shares of the Company's outstanding Series D preferred stock were converted into shares of its common stock, on a one-for-one basis. As a result, no shares of Series D preferred stock were outstanding at September 30, 2018.
Note 14 - Capital and Regulatory Matters
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
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2018, and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2018, and December 31, 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The actual capital amounts and ratios of the Company and Bank at September 30, 2018, and December 31, 2017, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$502,273	11.79%	$298,171	7.00%	N/A	N/A
Origin Bank	494,111	11.63	297,276	7.00	$276,042	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	511,584	12.01	362,067	8.50	N/A	N/A
Origin Bank	494,111	11.63	360,978	8.50	339,744	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	548,923	12.88	447,422	10.50	N/A	N/A
Origin Bank	531,450	12.51	445,915	10.50	424,681	10.00
Leverage Ratio
Origin Bancorp, Inc.	511,584	11.34	180,455	4.00	N/A	N/A
Origin Bank	494,111	10.98	179,955	4.00	224,944	5.00
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$360,069	9.35%	$269,570	7.00%	N/A	N/A
Origin Bank	416,175	10.82	269,244	7.00	$250,012	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	433,338	11.25	327,411	8.50	N/A	N/A
Origin Bank	416,175	10.82	326,940	8.50	307,708	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	472,437	12.26	404,616	10.50	N/A	N/A
Origin Bank	455,274	11.84	403,748	10.50	384,522	10.00
Leverage Ratio
Origin Bancorp, Inc.	433,338	10.53	164,611	4.00	N/A	N/A
Origin Bank	416,175	10.13	164,334	4.00	205,418	5.00
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, management believes that at September 30, 2018, the Bank could pay aggregate dividends of up to $43.1 million to the Company without prior regulatory approval.
Note 15 - Commitments and Contingencies
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
The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,247,579	$1,068,088
Standby letters of credit	81,432	79,893
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At both September 30, 2018, and December 31, 2017, these credit card guarantees totaled $747,000 and $1.0 million, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At September 30, 2018, and December 31, 2017, the Company had FHLB letters of credit totaling $130.0 million and $185.0 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $1.6 million and $2.0 million at September 30, 2018, and December 31, 2017, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Unless the context indicates otherwise, references in the management discussion and analysis to “we,” “our,” and “us,” refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to “Origin Bank” or “the Bank” refer to Origin Bank, our wholly owned bank subsidiary.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. We provide a broad range of financial services, operating through one segment, to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 41 banking centers in Louisiana, Texas and Mississippi. We generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
2018 Third Quarter Executive Summary:

•	Net interest income increased by $5.6 million, or 16.6%, and $15.3 million, or 15.9%, over the three and nine months ended September 30, 2017, respectively.

•
Net interest margin for the quarter ended September 30, 2018, was 3.70% (3.76% fully tax equivalent), an increase of 17 basis points over the three months ended September 30, 2017. Net interest margin for the nine months ended September 30, 2018, was 3.67% (3.73% fully tax equivalent), an increase of 28 basis points over the nine months ended September 30, 2017.

•
Total loans held for investment increased by $372.1 million, or 11.5%, from September 30, 2017. The yield earned on total loans held for investment during the three and nine months ended September 30, 2018, was 5.00% and 4.88%, respectively, compared to 4.48% and 4.33% for the three and nine months ended September 30, 2017, respectively.

•	Total deposits increased by $273.6 million, or 7.9%, from September 30, 2017. Noninterest-bearing deposits were 26.2% of total deposits at September 30, 2018, compared to 25.2% at September 30, 2017.

•	Completed acquisition of Reeves, Coon & Funderburg ("RCF") insurance agency, solidifying our presence as one of the larger independent insurance agencies in North Louisiana.

•	Continued development of quality lending and deposit relationships through the recent integration of new lending and relationship banking teams in the Houston, Dallas and Shreveport markets.

Comparison of the Results of Operations for the Three Months Ended September 30, 2018 and 2017
Net Interest Income
Net interest income for the quarter ended September 30, 2018, was $39.5 million, an increase of $5.6 million over the quarter ended September 30, 2017. The increase was primarily driven by higher loan yields resulting from increases in market interest rates during the intervening period and growth in average total loans. The yield earned on the total loan portfolio was 5.00% for the quarter ended September 30, 2018, compared to 4.47% for the quarter ended September 30, 2017. Average total loans were $3.48 billion for the quarter ended September 30, 2018, compared to $3.21 billion for the quarter ended September 30, 2017. Commercial and industrial and commercial real estate loans contributed a total of $5.1 million, or 66.2%, of the $7.7 million increase in interest income earned on loans for the comparable periods, driven by a $178.8 million increase in average loan balances and a 55 basis point increase in the average yield. Also contributing to the increase in net interest income was a $1.2 million increase in income earned on investment securities driven by higher volume and to a lesser extent increases in yield. The increase in net interest income was partially offset by higher costs of funding, which was also primarily driven by increases in market interest rates.

Interest-bearing liability rates increased in the current quarter compared the quarter ended September 30, 2017, primarily due to higher average savings and interest-bearing deposit account rates and higher average balances of borrowings. The average rate paid on interest-bearing deposits was 1.16% for the quarter ended September 30, 2018, representing an increase of 39 basis points compared to the quarter ended September 30, 2017. The average outstanding balance of borrowings increased by $128.3 million or 168.3% compared to the quarter ended September 30, 2017. The increase in the current period compared to the quarter ended September 30, 2017, was due to a $250.0 million FHLB advance obtained in the third quarter of 2018, which has been re-deployed into higher yielding interest-earning assets such as loans, investment securities and interest-bearing cash accounts and replaced higher rate FHLB advances.

The $250.0 million FHLB advance contributed to the increase in net interest income as average yields earned on the re-deployed funds exceeded the rate paid on the advance. Despite generating an increase in net interest income, the net interest margin for the quarter ended September 30, 2018, was negatively impacted by the FHLB advance.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2018 and 2017.

	Three months ended September 30,
(Dollars in thousands)	2018			2017
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,122,377	$14,042	4.96%	$1,033,602	$11,906	4.57%
Construction/land/land development	392,936	5,284	5.34	316,660	3,812	4.78
Residential real estate	575,126	6,826	4.75	511,644	5,733	4.48
Commercial and industrial	1,120,431	13,995	4.96	1,030,369	11,043	4.25
Mortgage warehouse lines of credit	228,031	3,089	5.37	249,511	2,856	4.54
Consumer	20,129	348	6.91	21,515	345	6.42
Loans held for investment	3,459,030	43,584	5.00	3,163,301	35,695	4.48
Loans held for sale	22,157	288	5.20	50,318	490	3.89
Loans receivable	3,481,187	43,872	5.00	3,213,619	36,185	4.47
Investment securities-taxable	440,676	2,754	2.50	288,100	1,536	2.13
Investment securities-non-taxable	125,489	1,129	3.60	134,566	1,187	3.53
Non-marketable equity securities held in other financial institutions	32,058	186	2.31	19,473	192	3.91
Interest-bearing balances due from banks	148,853	894	2.38	147,726	514	1.38
Federal funds sold	1,304	7	2.03	—	—	—
Total interest-earning assets	4,229,567	48,842	4.58%	3,803,484	39,614	4.13%
Noninterest-earning assets(3)	310,804			294,358
Total assets	$4,540,371			$4,097,842
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,963,821	$5,020	1.01%	$1,953,333	$3,332	0.68%
Time deposits	740,893	2,871	1.54	621,271	1,663	1.06
Total interest-bearing deposits	2,704,714	7,891	1.16	2,574,604	4,995	0.77
FHLB advances	204,607	1,235	2.40	76,265	586	3.05
Securities sold under agreements to repurchase	34,284	79	0.92	29,182	26	0.35
Subordinated debentures	9,633	140	5.67	9,610	139	5.72
Total interest-bearing liabilities	2,953,238	9,345	1.26	2,689,661	5,746	0.85
Noninterest-bearing deposits	984,330			880,199
Other liabilities(3)	68,553			63,730
Total liabilities	4,006,121			3,633,590
Stockholders' Equity	534,250			464,252
Total liabilities and stockholders' equity	$4,540,371			$4,097,842
Net interest spread			3.32%			3.28%
Net interest income and margin		$39,497	3.70%		$33,868	3.53%
Net interest income and margin - (tax equivalent)(4)		$40,104	3.76%		$34,760	3.63%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $29.9 million and $25.7 million for the three months ended September 30, 2018, and September 30, 2017, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in Loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the condensed notes to the financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the three months ended September 30, 2018, and 35% for the three months ended September 30, 2017. The tax-equivalent net interest margin would have been 3.59% for the three months ended September 30, 2017, if we had been subject to the 21% Federal income tax rate enacted for 2018, in the Tax Cuts and Jobs Act.

Rate/Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances ("volume") of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to average outstanding balances and those due to changes in interest rates. The change in interest attributable to rate changes has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Three months ended September 30, 2018 vs. three months ended September 30, 2017
(Dollars in thousands)	Increase (decrease) due to change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,023	$1,113	$2,136
Construction/land/land development	918	554	1,472
Residential real estate	711	382	1,093
Commercial and industrial	965	1,987	2,952
Mortgage warehouse lines of credit	(246)	479	233
Consumer	(22)	25	3
Loans held for sale	(274)	72	(202)
Loans receivable	3,075	4,612	7,687
Investment securities-taxable	814	404	1,218
Investment securities-non-taxable	(80)	22	(58)
Non-marketable equity securities held in other financial institutions	124	(130)	(6)
Interest-bearing deposits in banks	4	376	380
Federal funds sold	—	7	7
Total interest-earning assets	3,937	5,291	9,228
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	18	1,670	1,688
Time deposits	320	888	1,208
FHLB advances	986	(337)	649
Securities sold under agreements to repurchase	4	49	53
Junior subordinated debentures	—	1	1
Total interest-bearing liabilities	1,328	2,271	3,599
Net interest income	$2,609	$3,020	$5,629

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
We recorded provision expense of $504,000 for the quarter ended September 30, 2018, a decrease of $2.8 million compared to provision expense of $3.3 million for the quarter ended September 30, 2017. The decrease in provision expense during the current quarter was due to an overall improvement in credit quality within our loan portfolio. At September 30, 2018, the allowance for loan losses as a percentage of total loans held for investment was 0.99%, compared to 1.22% at September 30, 2017. Allowance for loan losses as a percentage of nonperforming loans held for investment was 134.54% at September 30, 2018, compared to 159.93% at September 30, 2017. The decline in reserves for impaired loans was driven by paydowns and credit quality improvement of certain collateral dependent impaired loans.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three months ended September 30,
Noninterest income:	2018	2017	$ Change	% Change
Service charges and fees	$3,234	$2,919	$315	10.8%
Mortgage banking revenue	2,621	3,895	(1,274)	(32.7)
Insurance commission and fee income	3,306	2,043	1,263	61.8
Losses on non-mortgage loans held for sale, net	—	(5,409)	5,409	(100.0)
Loss on sales and disposals of other assets, net	(207)	(44)	(163)	N/M
Other fee income	364	574	(210)	(36.6)
Other income	919	1,063	(144)	(13.5)
Total noninterest income	$10,237	$5,041	$5,196	103.1%

Noninterest income for the three months ended September 30, 2018, increased by $5.2 million, or 103.1%, to $10.2 million, compared to $5.0 million for the three months ended September 30, 2017. The primary drivers of the increase were losses on non-mortgage loans sold, which were zero during the current quarter, compared to losses of $5.4 million during the quarter ended September 30, 2017, as well as an increase of $1.3 million in insurance commission and fee income. These increases were partially offset by a decline of $1.3 million in mortgage banking revenue.
Losses on non-mortgage loans held for sale, net. During the quarter ended June 30, 2017, several energy loans previously classified as held for investment were re-classified as held for sale. The reclassification was part of our strategy to manage the reduction in our energy loan portfolio through the sale of certain remaining energy loans. During the quarter ended September 30, 2017, in conjunction with efforts to market the loans, we re-evaluated the loans and determined that an additional impairment charge of $5.4 million was necessary. We did not have any energy loans held for sale during the three months ended September 30, 2018, and did not record any impairment charges during the three months ended September 30, 2018.
Insurance commission and fee income. The $1.3 million increase in insurance commission and fee income was primarily driven by the recent acquisition of RCF completed on July 1, 2018.

Mortgage banking revenue. The decline in mortgage banking revenue was primarily driven by a 35.9% decrease in the volume of loans sold which resulted in a $1.4 million decrease in gain on the sale of mortgage loans. The decrease in volume was primarily driven by a strategic decision made in 2017 to discontinue purchasing loans originated by third parties, and to focus on generating volume within our core market areas through the development and build-out of our own retail platform, as well as reductions in refinance activity as a result of increasing market rates.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		$ Change	% Change
Noninterest expense:	2018	2017
Salaries and employee benefits	$21,054	$18,342	$2,712	14.8%
Occupancy and equipment, net	4,169	4,046	123	3.0
Data processing	1,523	1,259	264	21.0
Electronic banking	761	235	526	N/M
Communications	490	469	21	4.5
Advertising and marketing	1,245	651	594	91.2
Professional services	982	1,364	(382)	(28.0)
Regulatory assessments	411	748	(337)	(45.1)
Loan related expenses	718	993	(275)	(27.7)
Office and operations	1,499	1,330	169	12.7
Litigation settlement	—	10,000	(10,000)	(100.0)
Other	1,492	1,006	486	48.3
Total noninterest expense	$34,344	$40,443	$(6,099)	(15.1)%

Noninterest expense for the three months ended September 30, 2018, decreased by $6.1 million, or 15.1%, to $34.3 million, compared to $40.4 million for the three months ended September 30, 2017. During the quarter ended September 30, 2017, we recorded a $10.0 million litigation settlement agreement. After adjusting for the $10.0 million litigation charge, noninterest expense increased by $3.9 million, primarily due to increases of $2.7 million, $594,000, $526,000 and $486,000, in salaries and employee benefits, advertising and marketing, electronic banking expenses, and other noninterest expense, respectively.
Litigation settlement. On January 23, 2017, the ResCap Liquidating Trust, or ResCap, as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation, or RFC, filed a complaint against Origin Bank, as successor to Cimarron Mortgage Company, or Cimarron, a former residential mortgage lender purchased by Origin Bank in 2011 and merged into the bank in 2013, in the United States District Court for the District of Minnesota. The complaint included a claim for damages against Origin Bank arising out of a guaranty in which the Bank, as successor to Cimarron, guaranteed Cimarron's full performance under the contract governing the sale of mortgage loans to RFC. During the quarter ended September 30, 2017, we entered into a settlement agreement with respect to litigation with ResCap. Under the agreement, we paid $10.0 million to fully resolve all claims under the lawsuit and to avoid the further costs, disruption, and distraction of defending the ResCap litigation. We recorded a charge to non-interest expense in our consolidated statement of income for the three months ended September 30, 2017, to recognize this settlement.
Salaries and employee benefits. The $2.7 million increase in salaries and employee benefits reflects a $1.1 million increase due to hiring an existing loan team from another company ("lift out team") in Houston during the second quarter of 2018, and a $965,000 increase due to the RCF acquisition, which was completed on July 1, 2018.
Advertising and marketing. During 2017, marketing expenditures were temporarily scaled back as part of a Company-wide expense management strategy, but in March 2018 marketing efforts were resumed with the launch of a new advertising campaign, which increased costs during the quarter ended September 30, 2018.

Electronic banking. During the quarter ended September 30, 2017, we received a $410,000 vendor refund for certain credits designed to offset electronic banking expenses. There was no corresponding refund during the quarter ended September 30, 2018.
Other. Intangible asset amortization as a result of the RCF acquisition resulted in an increase in noninterest expense of approximately $272,000 over the quarter ended September 30, 2017.
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
For the three months ended September 30, 2018, we recognized income tax expense of $2.6 million, compared to an income tax benefit of $2.7 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018, was 17.3%, compared to 55.3% for the three months ended September 30, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which lowered the Federal corporate income tax rate to 21% from 35% for tax years beginning in 2018. Our effective income tax rates have differed from the U.S. statutory rate of 21% and 35% during the three months ended September 30, 2018 and 2017, respectively, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Net Interest Income
Net interest income for the nine months ended September 30, 2018, was $111.4 million, an increase of $15.3 million over the nine months ended September 30, 2017. The increase was primarily due to higher yields earned on our loan portfolio, driven by rising market interest rates during the intervening period, which provided $13.5 million of the increase in interest income on loans. The yield earned on the total loan portfolio was 4.88% for the nine months ended September 30, 2018, compared to 4.32% for the nine months ended September 30, 2017. Average total loans totaled $3.33 billion for the nine months ended September 30, 2018, compared to $3.16 billion for the nine months ended September 30, 2017. Increases in average total loans provided $6.1 million of the increase in interest income on loans and higher average balances drove majority of the $1.9 million of the increase in interest income on investment securities. Commercial and industrial and commercial real estate loans contributed a total of $11.9 million, or 60.5%, of the $19.6 million increase in interest income earned on loans for the comparable periods, driven by a 60 basis point increase in the average yield and a $69.8 million increase in average loan balances. These increases were partially offset by higher costs of funding, which was also driven by increases in market interest rates.

Interest-bearing liability rates increased during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 1.02% for the nine months ended September 30, 2018, an increase of 31 basis points from 0.71% for the nine months ended September 30, 2017.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
(Dollars in thousands)	2018			2017
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,099,755	$39,729	4.83%	$1,018,550	$33,923	4.45%
Construction/land/land development	357,490	13,882	5.19	316,220	10,701	4.52
Residential real estate	579,196	19,974	4.60	479,647	15,944	4.43
Commercial and industrial	1,049,536	38,166	4.86	1,060,986	32,105	4.05
Mortgage warehouse lines of credit	204,047	8,009	5.25	213,222	7,009	4.40
Consumer	20,649	1,042	6.73	21,862	1,027	6.26
Loans held for investment	3,310,673	120,802	4.88	3,110,487	100,709	4.33
Loans held for sale	23,225	763	4.38	46,560	1,226	3.51
Loans Receivable	3,333,898	121,565	4.88	3,157,047	101,935	4.32
Investment securities-taxable	372,195	6,551	2.35	288,984	4,614	2.13
Investment securities-non-taxable	128,858	3,469	3.59	135,354	3,579	3.53
Non-marketable equity securities held in other financial institutions	26,055	630	3.23	18,483	544	3.93
Interest-bearing deposits in banks	200,238	2,816	1.88	189,261	1,513	1.07
Federal funds sold	440	7	2.03	—	—	—
Total interest-earning assets	4,061,684	$135,038	4.45%	3,789,129	$112,185	3.96%
Noninterest-earning assets(3)	307,753			290,200
Total assets	$4,369,437			$4,079,329
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,017,731	$13,623	0.90%	$1,978,914	$8,964	0.61%
Time deposits	686,997	7,068	1.38	637,007	4,904	1.03
Total interest-bearing deposits	2,704,728	20,691	1.02	2,615,921	13,868	0.71
FHLB advances	118,885	2,375	2.67	76,502	1,757	3.07
Securities sold under agreements to repurchase	31,097	167	0.72	28,727	64	0.30
Subordinated debentures	9,628	414	5.66	9,604	410	5.70
Total interest-bearing liabilities	2,864,338	23,647	1.10	2,730,754	16,099	0.79
Noninterest-bearing deposits	930,910			827,111
Other liabilities(3)	71,722			60,646
Total liabilities	3,866,970			3,618,511
Stockholders' Equity	502,467			460,818
Total liabilities and stockholders' equity	$4,369,437			$4,079,329
Net interest spread			3.35%			3.17%
Net interest income and margin		$111,391	3.67%		$96,086	3.39%
Net interest income and margin - (tax equivalent)(4)		$113,224	3.73%		$98,763	3.48%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes GNMA repurchase average balances of $30.4 million and $24.8 million for the nine months ended September 30, 2018, and September 30, 2017, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the condensed notes to the financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the nine months ended September 30, 2018, and 35% for the nine months ended September 30, 2017. The tax-equivalent net interest margin would have been 3.45% for the nine months ended September 30, 2017, if we had been subject to the 21% Federal income tax rate enacted for 2018, in the Tax Cuts and Jobs Act.

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate changes has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Nine months ended September 30, 2018, vs. nine months ended September 30, 2017
(Dollars in thousands)	Increase (decrease) due to change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$2,705	$3,101	$5,806
Construction/land/land development	1,397	1,784	3,181
Residential real estate	3,309	721	4,030
Commercial and industrial	(346)	6,407	6,061
Mortgage warehouse lines of credit	(302)	1,302	1,000
Consumer	(57)	72	15
Loans held for sale	(615)	152	(463)
Loans receivable	6,091	13,539	19,630
Investment securities-taxable	1,328	609	1,937
Investment securities-non-taxable	(172)	62	(110)
Non-marketable equity securities held in other financial institutions	223	(137)	86
Interest-bearing deposits in banks	88	1,215	1,303
Federal funds sold	—	7	7
Total interest-earning assets	7,558	15,295	22,853
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	176	4,483	4,659
Time deposits	385	1,779	2,164
FHLB advances	974	(356)	618
Securities sold under agreements to repurchase	5	98	103
Junior subordinated debentures	1	3	4
Total interest-bearing liabilities	1,541	6,007	7,548
Net interest income	$6,017	$9,288	$15,305

Provision for Credit Losses
We recorded a provision benefit of $709,000 for the nine months ended September 30, 2018, a $8.8 million decrease from provision expense of $8.1 million for the nine months ended September 30, 2017. The primary driver of the decrease in provision expense was a deteriorating portfolio of certain collateral-dependent impaired loans during the nine months ended September 30, 2017, as compared to the current improving credit profile of our loan portfolio. The release of provision for the nine months ended September 30, 2018, reflects a decrease in the estimated general reserve for losses incurred within the loan portfolio due to reductions in the balance and credit improvement in collateral dependent loans, which resulted in a decrease of reserves recorded on loans. This overall improvement in credit quality drove the decrease in general reserves despite an increase of $372.1 million in loans held for investment from September 30, 2017. General reserves totaled $32.4 million, or 0.9% of total loans held for investment at September 30, 2018, compared to $34.6 million, or 1.1% at September 30, 2017. Specific reserves totaled $3.3 million at September 30, 2018, compared to $4.8 million at September 30, 2017.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine months ended September 30,
Noninterest income:	2018	2017	$ Change	% Change
Service charges and fees	$9,405	$8,575	$830	9.7%
Mortgage banking revenue	7,332	12,700	(5,368)	(42.3)
Insurance commission and fee income	7,239	5,788	1,451	25.1
Losses on non-mortgage loans held for sale, net	—	(12,708)	12,708	(100.0)
(Loss) gain on sales and disposals of other assets, net	(147)	1,372	(1,519)	(110.7)
Other fee income	1,219	1,759	(540)	(30.7)
Other income	5,604	2,986	2,618	87.7
Total noninterest income	$30,652	$20,472	$10,180	49.7%

Noninterest income for the nine months ended September 30, 2018, increased by $10.2 million, or 49.7%, to $30.7 million, compared to $20.5 million for the nine months ended September 30, 2017. The increase in noninterest income was driven primarily by losses incurred on non-mortgage loans held for sale during the nine months ended September 30, 2017, which were not incurred during the nine months ended September 30, 2018, as well as increases in other income and insurance commission and fee income. These increases were partially offset by declines in mortgage banking revenue and losses/gains on sales and disposals of other assets.
Losses on non-mortgage loans held for sale, net. During the nine months ended September 30, 2017, several energy loans previously classified as held for investment were re-classified as held for sale. The reclassification was part of our strategy to manage the reduction in our energy loan portfolio through the sale of certain remaining energy loans. As we began efforts to sell the loans and it became apparent there was limited marketability for these loans due to the state of uncertainty around the energy sector, which resulted in significantly discounted purchase offers being received from willing market participants. Due to our desire to reduce further loss exposure to these energy loans we recorded $12.7 million in total losses on discounted sales of these loans during the nine months ended September 30, 2017. We did not have any energy loans held for sale during the nine months ended September 30, 2018, and did not record any impairment charges on such loans during the nine months ended September 30, 2018.
Mortgage banking revenue. The $5.4 million decline in mortgage banking revenue for the comparative nine month periods ended September 30, 2018 and 2017, was primarily driven by a 37.3% reduction in the volume of loans sold, resulting in a decrease in gains on sale of loans of approximately $3.4 million. Additionally, a decline in our mortgage pipeline during the nine months ended September 30, 2018, compared to an increase in our pipeline during the nine months ended September 30, 2017, drove a decline in valuation income of $1.1 million between the comparative periods. Mortgage servicing revenue declined by $733,000 during the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to a decline in the balance of our servicing portfolio, which was $2.11 billion at September 30, 2018, compared to $2.44 billion at September 30, 2017.

Other income. The most significant driver of the increase in other noninterest income for the nine months ended September 30, 2018, compared to the same period in 2017, was a positive valuation adjustment of $2.0 million on a common stock investment due to a recent accounting standard change. For more information on ASU 2016-01, please refer to Note 1 - Significant Accounting Policies in the notes to the condensed consolidated financial statements.
(Loss) Gain on sales and disposals of other assets, net. The decrease in this category was driven by the sale of a bank-owned tract of vacant land for a gain of $1.5 million during the nine months ended September 30, 2017, with no corresponding sale during the nine months ended September 30, 2018.
Insurance commission and fee income. The $1.5 million increase in insurance commission and fee income was primarily driven by the RCF acquisition that was completed on July 1, 2018.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine months ended September 30,		$ Change	% Change
Noninterest expense:	2018	2017
Salaries and employee benefits	$59,154	$52,647	$6,507	12.4%
Occupancy and equipment, net	11,615	11,917	(302)	(2.5)
Data processing	4,343	3,784	559	14.8
Electronic banking	2,184	1,498	686	45.8
Communications	1,515	1,435	80	5.6
Advertising and marketing	2,924	1,859	1,065	57.3
Professional services	2,245	3,555	(1,310)	(36.8)
Regulatory assessments	1,791	2,128	(337)	(15.8)
Loan related expenses	2,229	2,960	(731)	(24.7)
Office and operations	4,365	4,105	260	6.3
Litigation settlement	—	10,000	(10,000)	(100.0)
Other	3,848	3,015	833	27.6
Total noninterest expense	$96,213	$98,903	$(2,690)	(2.7)%
Noninterest expense for the nine months ended September 30, 2018, decreased by $2.7 million, or 2.7%, to $96.2 million, compared to $98.9 million for the nine months ended September 30, 2017. The most significant driver of the decrease were litigation settlement expenses, which decreased by $10.0 million. After adjusting for the $10.0 million litigation charge, noninterest expense increased by $7.3 million, primarily due to increases of $6.5 million and $1.1 million in salary and employee benefits and advertising and marketing expenses, respectively, partially offset by a decrease of $1.3 million in professional services.
Litigation settlement. During the nine months ended September 30, 2017, we entered into a settlement agreement with respect to litigation with ResCap. Under the agreement, we paid $10.0 million to fully resolve all claims under the lawsuit and to avoid the further costs, disruption, and distraction of defending the ResCap litigation. We recorded a charge to non-interest expense in our consolidated statement of income during the three months ended September 30, 2017, to recognize this settlement.
Salaries and employee benefits. The $6.5 million increase in salaries and employee benefit expense was due to increases in salary expense and incentive compensation of $3.3 million and $3.2 million, respectively. Of the increase in salary expense, $1.6 million and $965,000 was attributed to the addition of the Houston lift-out team and the RCF acquisition, respectively. The remainder of the increase in salary expense was due to additional headcount added during the past 12 months to support our recent growth. The increase in incentive compensation was driven by the overall improvement in performance of the Company during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, which resulted in significantly more performance targets being met.
These increases were partially offset by decreases in commission expense and severance compensation of $1.1 million and $645,000, respectively, which were primarily driven by a reduction in volume in our mortgage banking loan originations during the nine months ended September 30, 2018, and the departure of one of our executives during the nine months ended September 30, 2017.

Professional services. During the nine months ended September 30, 2017, we incurred approximately $666,000 in consulting fees related to the marketing and sale of certain energy loans as part of our initiative to strategically reduce our exposure to nonperforming energy loans, and incurred approximately $329,000 in legal fees that were associated with the resolution of the ResCap litigation. Neither of these expenses were incurred during the nine months ended September 30, 2018.
Advertising and marketing. The increase in advertising and marketing expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is largely due to a Company-wide expense management strategy that temporarily scaled back marketing expenditures during the 2017 period. In March 2018, marketing efforts were resumed with the launch of a new advertising campaign.
Income Tax Expense
For the nine months ended September 30, 2018, we recognized income tax expense of $8.1 million, compared to $664,000 for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018, was 17.4% compared to 6.9% for the nine months ended September 30, 2017.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted which lowered the Federal corporate income tax rate to 21% from 35% for tax years beginning in 2018. Our effective income tax rates have differed from the U.S. statutory rate of 21% and 35% during the nine months ended September 30, 2018 and 2017, respectively, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of Financial Condition at September 30, 2018, and December 31, 2017
General
Total assets increased by $513.6 million, or 12.4%, to $4.67 billion at September 30, 2018, from $4.15 billion at December 31, 2017. The increase was primarily attributable to increases in loans held for investment and securities available for sale of $360.1 million, and $181.3 million, respectively, and was partially offset by a decrease of $46.8 million in cash and cash equivalents.
Loan Portfolio
At September 30, 2018, 71.9% of our loan portfolio held for investment was comprised of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans. The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	$ Change	% Change
Real estate:
Commercial real estate	$1,162,274	32.3%	$1,083,275	33.5%	$78,999	7.3%
Construction/land/land development	406,249	11.3	322,404	9.9	83,845	26.0
Residential real estate	585,931	16.2	570,583	17.6	15,348	2.7
Total real estate	2,154,454	59.8	1,976,262	61.0	178,192	9.0
Commercial and industrial	1,193,035	33.6	989,220	30.5	203,815	20.6
Mortgage warehouse lines of credit	233,325	6.0	255,044	7.9	(21,719)	(8.5)
Consumer	20,267	0.6	20,505	0.6	(238)	(1.2)
Total loans held for investment	$3,601,081	100.0%	$3,241,031	100.0%	$360,050	11.1%
At September 30, 2018, total loans held for investment were $3.60 billion, an increase of $360.1 million, or 11.1%, compared to $3.24 billion at December 31, 2017. The increase was driven by the continued generation of organic growth coupled with the recruitment of seasoned lenders and relationship managers in our expansion markets, which is evident by increased loan production in most significant loan categories and led by increases in commercial and industrial and construction/land/land development loans.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at September 30, 2018. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	September 30, 2018
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$189,503	$797,270	$175,501	$1,162,274
Construction/land/land development	116,652	253,047	36,550	406,249
Residential real estate loans	93,521	233,409	259,001	585,931
Total real estate	399,676	1,283,726	471,052	2,154,454
Commercial and industrial loans	469,702	636,262	87,071	1,193,035
Mortgage warehouse lines of credit	233,325	—	—	233,325
Consumer loans	6,248	13,545	474	20,267
Total loans held for investment	$1,108,951	$1,933,533	$558,597	$3,601,081

Amounts with fixed rates	$198,292	$1,003,148	$223,356	$1,424,796
Amounts with variable rates	910,659	930,385	335,241	2,176,285
Total	$1,108,951	$1,933,533	$558,597	$3,601,081
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

The following schedule shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonperforming loans held for investment
Commercial real estate	$8,851	$1,745
Construction/land/land development	960	1,097
Residential real estate	7,220	7,166
Commercial and industrial	9,285	13,512
Consumer	238	282
Total nonperforming loans held for investment	26,554	23,802
Nonperforming loans held for sale	1,391	—
Total nonperforming loans	27,945	23,802
Other real estate owned
Commercial real estate, construction/land/land development	2,993	390
Residential real estate	313	109
Total other real estate owned	3,306	499
Other repossessed assets owned	—	75
Total repossessed assets owned	3,306	574
Total nonperforming assets	$31,251	$24,376
Troubled debt restructuring loans - nonaccrual	$2,040	$2,622
Troubled debt restructuring loans - accruing	5,862	14,234
Total loans held for investment	3,601,081	3,241,031
Total allowance for loan losses	35,727	37,083
Ratio of allowance for loan losses to total nonperforming loans held for investment	134.54%	155.80%
Ratio of nonperforming loans held for investment to total loans held for investment	0.74	0.73
Ratio of nonperforming assets to total assets	0.67	0.59
At September 30, 2018, total nonperforming loans increased by $4.1 million, or 17.4%, over December 31, 2017, primarily as a result of a $7.5 million commercial real estate loan secured by a health care facility that was reclassified to nonaccrual status due to the facility experiencing lower than expected occupancy rates. The increase in other real estate owned was caused by the closure and reclassification, from premises and equipment to other real estate owned, of one of our branch locations and subsequently listing the property for sale. Despite the increase in total nonperforming loans, we continue to see improvement in our overall credit profile as disclosed in Note 5 - Loans, driven by downward trends in impaired and past due loans.
Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. While potentially weak, no loss of principal or interest is envisioned and these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower might be in jeopardy, although no loss of principal is envisioned.

Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at September 30, 2018, is included in Note 5 - Loans in the notes to our condensed consolidated financial statements included in this report.
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

Our allowance for loan losses decreased by $1.4 million, or 3.7%, to $35.7 million at September 30, 2018, from $37.1 million at December 31, 2017. The ratio of the allowance for loan losses to loans held for investment at September 30, 2018, and December 31, 2017, was 0.99% and 1.05%, respectively. The decrease in the total allowance for loan losses was driven primarily by a lower level of general reserves required on our loan portfolio due to improvement in the credit profile as well as lower specific reserves on impaired loans. Our general reserve was 0.9% of total loans held for investment at September 30, 2018, compared to 1.1% at September 30, 2017. Specific reserves on impaired loans at September 30, 2018 and 2017, totaled $3.3 million and $4.8 million, respectively.

	At and for the nine months ended
(Dollars in thousands, unaudited) Loans held for investment	September 30, 2018	September 30, 2017
Allowance for loan losses
Balance at beginning of period	$37,083	$50,531
(Benefit) provision for loan losses	(305)	7,715
Charge-offs:
Commercial real estate	51	272
Construction/land/land development	228	—
Residential real estate	407	1,326
Commercial and industrial	2,759	17,962
Consumer	96	137
Total charge-offs	3,541	19,697
Recoveries:
Commercial real estate	223	88
Construction/land/land development	6	4
Residential real estate	117	98
Commercial and industrial	2,090	670
Consumer	54	36
Total recoveries	2,490	896
Net charge-offs	1,051	18,801
Balance at end of period	$35,727	$39,445
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	134.54%	159.93%
Total loans held for investment	0.99	1.22
Securities
Our securities portfolio totaled $616.7 million at September 30, 2018, representing an increase of $179.9 million, or 41.2%, from $436.8 million at December 31, 2017. During the quarter ended September 30, 2018, we borrowed $250.0 million from the FHLB to fund loan growth and manage short-term liquidity, however, the portion not utilized to repay higher rate advances was re-deployed into higher yielding interest earning assets such as loans, investment securities and interest bearing cash accounts. For additional information regarding our securities portfolio, please see Note 4 - Securities in the notes to our condensed consolidated financial statements included in this report.
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
The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$976,260	26.2%	$832,853	23.7%	$143,407	17.2%
Interest-bearing demand	659,582	17.7	738,967	21.0	(79,385)	(10.7)
Money market	899,500	24.1	900,039	25.7	(539)	(0.1)
Time deposits	765,141	20.5	619,093	17.6	146,048	23.6
Brokered	278,784	7.5	276,214	7.9	2,570	0.9
Savings	147,891	4.0	144,848	4.1	3,043	2.1
Total deposits	$3,727,158	100.0%	$3,512,014	100.0%	$215,144	6.1%
The following schedule reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$700,093	$2,980	0.57%	$701,875	$2,010	0.38%
Money market	904,124	6,705	0.99%	857,676	4,539	0.71%
Time deposits	686,997	7,068	1.38%	637,007	4,904	1.03%
Brokered	265,396	3,795	1.91%	276,416	2,283	1.10%
Savings	148,118	143	0.13%	142,947	132	0.12%
Total interest-bearing	$2,704,728	$20,691	1.02%	$2,615,921	$13,868	0.71%
Noninterest-bearing demand	930,910			827,111
Total average deposits	$3,635,638	$20,691	0.76%	$3,443,032	$13,868	0.54%
Our average deposit balance was $3.64 billion for the nine months ended September 30, 2018, an increase of $192.6 million, or 5.6%, from $3.44 billion for the nine months ended September 30, 2017. This increase is primarily due to our continued relationship-based efforts to attract deposits within our markets. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2018, was 1.02%, compared to 0.71% for the nine months ended September 30, 2017. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that occurred during the intervening period to September 30, 2018, from September 30, 2017, which caused us to increase the interest rates we paid on deposits to remain competitive with other depository institutions in our markets.
Average noninterest-bearing deposits at September 30, 2018, were $930.9 million, compared to $827.1 million at September 30, 2017, an increase of $103.8 million, or 12.5%. Average noninterest-bearing deposits represented 25.6% and 24.0% of average total deposits for the nine months ended September 30, 2018 and 2017, respectively.
Borrowings
Average FHLB borrowings for the nine months ended September 30, 2018, increased by $42.4 million, or 55.4%, over the same period in 2017. The increase compared to 2017 is due to a $250.0 million FHLB advance obtained in the third quarter of 2018 to fund loan growth and short-term liquidity needs. The portion of the advance that was not utilized to repay higher rate advances was re-deployed into higher interest-earning assets such as loans, investment securities and interest-bearing cash accounts.

The table below shows FHLB advances by maturity and weighted average rate at September 30, 2018:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$20,385	2.53%
90 days to less than one year	463	5.10
One to three years	1,783	5.06
Three to five years	6,732	5.30
After five years(1)	265,488	1.80
Total	$294,851	1.96%
____________________________

(1)
Included in the after five years category is a FHLB advance of $250.0 million, with a final maturity in 2033, that is callable quarterly at the option of the FHLB beginning in the third quarter of 2019.

At September 30, 2018, we were eligible to borrow an additional $508.4 million from the FHLB.
Liquidity and Capital Resources
Management oversees our liquidity position to ensure adequate cash flow and liquid assets are available to support our operations and satisfy current and future financial obligations which include demand for loan funding and deposit withdrawals. Management continually monitors our liquidity and non-core dependency ratios to ensure compliance with targets established by our Asset-Liability Management Committee.

Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At September 30, 2018, and December 31, 2017, our cash and liquid securities totaled 7.7% and 5.7% of total assets, respectively, providing ample liquidity to support our existing operations.

The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity. The Company is responsible for the payment of dividends declared for our common stockholders and interest and principal on any outstanding Company debt or trust preferred securities. At September 30, 2018, and December 31, 2017, the Company had available cash balances of $4.3 million and $10.6 million, respectively. This cash is available for general corporate purposes, including our debt service obligations, providing capital support to the Bank and potential future acquisitions.

We utilize a number of funding sources to manage liquidity, which include core deposits, investment securities, cash and cash equivalents, loan repayments, as well as advances from the FHLB.

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
Other sources available for meeting liquidity needs include federal funds lines of credit and short-term and long-term advances from the FHLB as well as a revolving line of credit with another financial institution. As of September 30, 2018, and December 31, 2017, we had unsecured lines of credit for the purchase of federal funds in the amount of $130.0 million and $125.0 million respectively, with no amounts outstanding at either date. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Long-term funds obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits.
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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
September 30, 2018
Operating lease obligations	$4,165	$7,545	$6,362	$10,891	$28,963
FHLB advances(2)	20,848	1,783	6,732	265,488	294,851
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	445,820	264,431	54,834	56	765,141
Limited partnership investments(1)	5,216	—	—	—	5,216
Low income housing tax credits	237	165	205	484	1,091
Overnight repurchase agreements with depositors	33,809	—	—	—	33,809
Total contractual obligations	$510,095	$273,924	$68,133	$287,745	$1,139,897
____________________________

(1)
These commitments represent amounts we are obligated to contribute to various limited partnership investments in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the 'less than one year' category.

(2)
Included in the greater than five years category is a FHLB advance of $250.0 million, with a final maturity in 2033, that is callable quarterly at the option of the FHLB beginning in the third quarter of 2019.

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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	September 30, 2018
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$474,907	$515,905	$185,082	$71,685	$1,247,579
Standby letters of credit	79,107	2,325	—	—	81,432
Total off-balance sheet commitments	$554,014	$518,230	$185,082	$71,685	$1,329,011
____________________________

(1)	Includes $342.0 million of unconditionally cancellable commitments at September 30, 2018.

Stockholders' Equity and Regulatory Capital Requirements
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a cushion to withstand unforeseen adverse developments. At September 30, 2018, stockholders' equity was $531.9 million, representing an increase of $76.6 million, or 16.8%, compared to $455.3 million, at December 31, 2017. On May 9, 2018, we completed our initial public offering and issued 3,045,426 shares with net proceeds, before expenses, totaling $96.3 million, a portion of which was used to redeem all of the outstanding shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series SBLF, thereby eliminating our obligation to pay the nine percent dividend on the SBLF stock. Also, during the quarter ended June 30, 2018, all of the 901,644 shares of our outstanding Series D preferred stock was converted into shares of common stock, on a one-for-one basis, effectively reducing the Series D preferred stock to zero, increasing our common stock by $4.5 million and our additional paid in capital by $12.5 million.
Together with the Bank, we are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2018, and December 31, 2017, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.
Common equity tier 1 capital (to risk-weighted assets)	$502,273	11.79%	$360,069	9.35%
Tier 1 capital (to risk-weighted assets)	511,584	12.01	433,338	11.25
Total capital (to risk-weighted assets)	548,923	12.88	472,437	12.26
Tier 1 capital (to average assets)	511,584	11.34	433,338	10.53

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$494,111	11.63%	$416,175	10.82%
Tier 1 capital (to risk-weighted assets)	494,111	11.63	416,175	10.82
Total capital (to risk-weighted assets)	531,450	12.51	455,274	11.84
Tier 1 capital (to average assets)	494,111	10.98	416,175	10.13
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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 15% for a 200 basis point shift, 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the near future.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

(Dollars in thousands)	At September 30, 2018
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	26.5%	0.5%
+300	20.0	0.5
+200	13.4	0.7
+100	6.8	0.6
Base
-100	(7.6)	0.2
-200	(17.5)%	(1.1)%
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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.         Legal Proceedings

Refer to Note 15 - Commitments and Contingencies - Loss contingencies in the notes to the consolidated financial statements included in this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's prospectus filed with the Securities and Exchange Commission on May 9, 2018, pursuant to Section 424(b) of the Securities Act of 1933, as amended.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2018, the Company acquired substantially all of the assets of Reeves, Coon & Funderburg. The consideration paid in this transaction included 66,824 shares of the Company’s common stock issued at acquisition closing with an aggregate value of approximately $2,706,372, based on the closing sale price of the Company's stock on the second business day prior to the acquisition date. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation. A Form D was filed on July 12, 2018.

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

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation, dated August 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on August 9, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

4.2
Registration Rights Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation, Pine Brook Capital Partners, L.P., Pine Brook Capital Partners (SSP Offshore) II, L.P., and Pine Brook Capital Partners (Cayman), L.P. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on April 19, 2018 (File No. 333-224225)).

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

10.1
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on filed on August 21, 2018 (File No. 001-38487)).

10.2
Endorsement Method Split Dollar Plan Agreement, dated August 21, 2018, by and between Origin Bank and Stephen H. Brolly (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on filed on August 21, 2018 (File No. 001-38487)).

10.3
Form of Restricted Stock Award Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on filed on August 28, 2018 (File No. 001-38487)).

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)

Date:	November 07, 2018	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 07, 2018	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer