Form 10-K
period 2018-12-31
Origin Bancorp, Inc.
filed 2019-02-28
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

Commission file number 001-38487
Origin Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1192928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $5.00 per share	Nasdaq Global Select Market

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $768.0 million as of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,747,535 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 24, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2018

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," and similar expressions or future or conditional verbs such as "could," "may," "should," "will," and "would," are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	changes in the value of collateral securing our loans;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	our inability to receive dividends from our Bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	our ability to prudently manage our growth and execute our strategy;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters;

•
periodic changes to the extensive body of accounting rules and best practices, including the current expected credit loss model, may change the treatment and recognition of critical financial line items and affect our profitability;

•	further government intervention in the U.S. financial system;

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in the section titled "Item 1A. Risk Factors" in this report.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties emerge from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
PART I
Item 1.    Business
Our Company
Unless the context otherwise requires, references in this Annual Report on Form 10-K to "we," "us," "our," "our company," "the Company" or "Origin" refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to "Origin Bank" or "the Bank" refer to Origin Bank, our wholly owned bank subsidiary.
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to our clients and communities. We provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients. We currently operate 41 banking centers from Dallas/Fort Worth, Texas across North Louisiana to Central Mississippi, which we refer to as the I-20 Corridor, as well as in Houston, Texas. As of December 31, 2018, we had total assets of $4.82 billion, total loans of $3.84 billion, total deposits of $3.78 billion and total stockholders' equity of $549.8 million.
We completed an initial public offering of our common stock in May 2018 as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Our common stock is listed on the Nasdaq Global Select Market under the symbol "OBNK."
We are committed to building unique client experiences through a strong culture, experienced leadership team and a focus on delivering unmatched customer service throughout Texas, Louisiana, and Mississippi. Our success has been based on (1) a talented team of relationship bankers, executives and directors, (2) a diverse footprint with stable and growth-oriented markets, (3) differentiated and customized delivery and service, (4) our core deposit franchise and (5) an ability to significantly leverage our infrastructure and technology.
Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating three bank acquisitions, entering several expansion markets, expanding our product offerings in mortgage lending, mortgage servicing as well as in insurance and private banking. Through these efforts, we have successfully increased our market share in each of our key geographic markets. To support our growth, we have raised over $281.8 million of new capital since 2006, including proceeds from our initial public offering completed in May 2018. We have also supplemented our entry into expansion markets by hiring a number of experienced in-market bankers and banking teams.
Our Competitive Strengths and Banking Strategy
Organic Growth Capabilities with Strategic Acquisitions
We have demonstrated our historical ability to grow our loans and deposits organically. Our team of seasoned bankers has been an important driver of our organic growth by further developing banking relationships with current and potential clients. Our relationship bankers are motivated to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. To promote our organic growth, we strategically locate banking centers within our markets and employ highly experienced relationship bankers who proactively develop valuable relationships within the communities that we serve. Through these relationships, our bankers are able to capitalize on loan demand across a wide range of industries. This allows us to not only diversify our loan portfolio, but also focus on loans with quality credit characteristics.

We focus on generating core deposits and, in particular, noninterest-bearing deposits, as our primary funding source to support loan growth. We believe motivating our relationship bankers to generate strong core, noninterest-bearing deposit growth enhances our ability to build and strengthen client relationships and provide stable funding for future growth.
We also intend to continue pursuing selective acquisition opportunities that we expect will enhance our business model in markets across our attractive geographic footprint.
A Unique from Within Client Experience
Our mission is to passionately pursue ways to make banking more rewarding for our customers, employees, stockholders and communities by providing a unique client experience. We recognize that providing a distinguished client service begins with a commitment to building, training and retaining a customer-focused team that exemplifies our core values. Relationships built upon trust, encouraging a strong work ethic, innovation, flexibility and forward-thinking, genuine respect for others, cultivating a commitment to our community and never compromising on integrity are the benchmarks of our values and our promise is to make every customer feel like our only customer, every time.
Concentration on Sound Asset Quality
We believe that asset quality is a key to long-term financial success. We seek to maintain sound asset quality by moderating credit risk and adhering to prudent lending practices and by promoting a relationship-based approach to commercial and consumer banking. Our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of collaboration, which we believe may help us avoid or mitigate unforeseen losses.
Expanding Revenue Sources
We offer commercial and retail customers a wide range of products and services that provide us with a diversified revenue stream and help us to solidify customer relationships. We provide products and services that compete with large, national banks, but with the personalized attention and responsiveness of a relationship-focused community bank. Our offerings include traditional retail deposits, treasury management, commercial deposits, mortgage origination and servicing, insurance, mobile banking and online banking. Our clients value our ability to provide the sophisticated products and services of larger banks, but with a local and agile decision-making process, a focus on building personal relationships, and a commitment to investing in the local economy and community. This allows us to build Origin Bank on low-cost core deposit relationships, high credit quality loans, and fee income generated by value-added services. It also allows us to develop strong relationships across industries, creating a diverse commercial loan portfolio.
We believe we have an attractive mix of loans and deposits. As of December 31, 2018, our loans held for investment portfolio was comprised of 39.1% commercial and industrial loans, and 43.7% commercial real estate loans. This focus on commercial lending increases the asset sensitivity of our balance sheet, positioning us well for a rising-rate environment, and provides potential growth opportunities due to our limited real estate concentrations. As of December 31, 2018, approximately 25.1% of our deposits were noninterest-bearing demand deposits and our cost of total deposits was 0.81% for the year ended December 31, 2018.
Our Markets
We currently operate in Dallas/Fort Worth, Texas, North Louisiana, Central Mississippi, as well as Houston, Texas, all of which offer an attractive combination of diversity, growth and stability. The Dallas/Fort Worth and Houston markets provide attractive economic environments and offer significant deposit and lending opportunities as they are home to many large and mid-size corporations across a wide range of industries that include healthcare, manufacturing, higher education, agriculture, transportation and technology.
Our legacy markets in North Louisiana offer a stable economic climate and a lower cost deposit-gathering and operational platform. Our footprint in Central Mississippi comprises areas of significant commercial growth and investment. We believe all of our markets consist of vibrant areas of the United States with favorable business climates and significant population and employment growth.

Our Banking Services
We offer products and services through a network of 41 retail branch offices. We are focused on delivering a broad range of relationship-driven financial services tailored to meet the needs of small and medium-sized businesses, municipalities, high net worth individuals and retail clients in North Louisiana, Central Mississippi, Dallas/Fort Worth and Houston, Texas. We principally operate in one business segment, community banking. We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and consumer loans.
We have grown our assets, deposits, and business organically and through acquisition by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
A general discussion of the range of financial services we offer follows.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio as of the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2018	2017	2016	2015	2014
Commercial real estate	$1,228,402	$1,083,275	$1,026,752	$861,540	$793,408
Construction/land/land development	429,660	322,404	311,279	310,773	258,421
Residential real estate	629,714	570,583	414,226	429,137	349,526
Total real estate	2,287,776	1,976,262	1,752,257	1,601,450	1,401,355
Commercial and industrial	1,272,566	989,220	1,135,683	1,232,265	1,273,551
Mortgage warehouse lines of credit	207,871	255,044	201,997	156,803	199,794
Consumer loans	20,892	20,505	22,138	22,145	22,724
Total loans held for investment	$3,789,105	$3,241,031	$3,112,075	$3,012,663	$2,897,424
Commercial Real Estate Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortize over 25 to 30 years with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial real estate loans have contributed interest income of $54.8 million and $46.1 million for the years ended December 31, 2018, and 2017, respectively, while construction/land/land development loans have contributed interest income of $19.6 million and $14.7 million for the years ended December 31, 2018 and 2017, respectively.
Consumer Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family, owner occupied residential mortgage loans generally secured by property located in our primary market areas. The majority of our residential mortgage loans consist of loans secured by owner occupied, single family residences. These loans are underwritten by giving consideration to the borrower's ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans also include mortgage warehouse loans which are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 20 to 30 days. Commercial and industrial loans have contributed interest income of $54.6 million and $43.3 million for the years ended December 31, 2018, and 2017, respectively, while mortgage warehouse loans have contributed interest income of $10.6 million and $9.6 million for the years ended December 31, 2018, and 2017, respectively.
Credit Risks. The principal economic risk associated with each category of loans we make is the creditworthiness of the borrower and the ability of the borrower to repay the relevant loan. Borrower creditworthiness is affected by general economic conditions, including interest rates, inflation and in the case of commercial borrowers, demand for the borrower's products and services, and other factors affecting the borrower's customers, suppliers and employees.
Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower's management. Consumer loan repayments depend on the borrower's financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.
Lending Philosophy. Our lending philosophy is driven by our commitment to centralized underwriting for all loans, local market knowledge, long-term customer relationships and a conservative credit culture. To implement this philosophy we have established various levels of authority and review, including our Credit Risk Management Group. In each loan review, we emphasize cash flow and secondary and tertiary repayment sources, such as guarantors. We generally avoid lending to highly cyclical industries and typically avoid making certain types of loans that we consider to be higher risk.
Lending Policies. We have established common documentation and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. Credits of $5.0 million or greater are generally presented for review or approval prior to committing to the loan. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank's board of directors periodically reviews our lending policies and procedures. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. As of December 31, 2018, Origin Bank's legal lending limit under the Louisiana Banking Law and the Regulation O of the Federal Reserve was $175.3 million for secured loans, $70.1 million for unsecured loans and $81.7 million for loans to insiders. As of December 31, 2018, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, based upon our internal risk rating of the relationship.
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. As of December 31, 2018, we held $3.78 billion of total deposits and have grown deposits at a compound annual growth rate of 18.6% since December 31, 2003. As of December 31, 2018, 81.8% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. One area of focus has been to create a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.
Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans as well as the servicing of residential mortgage loans for others. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers, in order to support our core banking strategy. Revenue from our mortgage banking activities was $9.6 million, $15.8 million and $14.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Insurance
We offer a wide variety of personal and commercial property and casualty insurance products through our wholly owned insurance agencies, Thomas & Farr and Reeves, Coon & Funderburg ("RCF").  With 30 years of growth in the insurance industry and more than 87 experienced professionals, our agencies have primary market locations across Louisiana, but also serve customers in Texas, Mississippi, Arkansas and other states across the U.S.  We also have a 38% interest in

Lincoln Agency, LLC, a full-service insurance agency operating in North Louisiana. In July 2018, we completed the acquisition of RCF, solidifying our presence as one of the larger independent insurance agencies in North Louisiana. Insurance commission and fee income was $9.7 million, $7.2 million and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Other Banking Services
Given customer demand for increased convenience and account access, we offer a wide range of products and services, including 24-hour Internet banking and voice response information, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, U.S. savings bonds and automatic account transfers.
Information Technology Systems
We continue to make significant investments in our information technology systems for our banking operations and treasury services to enhance our capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in our back-office operations. We have obtained our core data processing platform from a nationally recognized bank processing vendor and we leverage the capabilities of a third-party service provider in developing our network design and architecture. We also actively manage our business continuity plan. The majority of our other systems, including electronic funds transfer and transaction processing, are operated in-house. Online banking services and other public-facing web services are performed using third-party service providers. We strive to follow all recommendations outlined by the Federal Financial Institutions Examination Council and we perform regular tests of the adequacy of our contingency plans for key functions and systems.
Competition
The banking business is highly competitive, and our profitability will depend in large part on our ability to compete with other banks and non-bank financial service companies located in our markets for lending opportunities, deposit funds, financial products, bankers and acquisition targets.
We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other financial service providers, such as money market funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can.
We conduct business through 41 banking centers in our key market areas of North Louisiana, Central Mississippi, and Dallas/Fort Worth and Houston, Texas. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Texas, Louisiana and Mississippi, including various leading national banks. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.
Employees
As of December 31, 2018, we had 761 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Corporate Information
We were organized as a business corporation in 1991 under the laws of the state of Louisiana. Our principal executive offices are located at 500 South Service Road East, Ruston, Louisiana 71270, and our telephone number is (318) 255-2222. Our website is www.origin.bank. We make available at this address, free of charge, our Annual Report on Form 10-K, our annual reports to stockholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). These documents are also available on the SEC's website at www.sec.gov.

The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Regulation and Supervision
General
The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, Federal Deposit Insurance Corporation ("FDIC"), Louisiana Office of Financial Institutions, Consumer Financial Protection Bureau ("Bureau"), Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.
The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to us and our subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's Deposit Insurance Fund, the Bank's depositors and the public, rather than our stockholders or creditors. The description below summarizes certain elements of the bank regulatory framework applicable to us. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.
Bank Holding Company Regulation
Because we control Origin Bank, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and to supervision, examination and enforcement by the Federal Reserve. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve's jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.
Financial Services Industry Reform. The Dodd-Frank Act, which was enacted in 2010, broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•	apply the same leverage and risk-based capital requirements that cover insured depository institutions to bank holding companies with total assets in excess of $1 billion;

•	establish the Bureau to, among other things, establish and implement rules and regulations applicable to all entities offering consumer financial products or services;

•
permanently increase FDIC deposit insurance maximum to $250,000 and broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, subject to certain adjustments;

•
eliminate the upper limit for the reserve ratio designated by the FDIC each year for the Deposit Insurance Fund, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;

•
permit banks to branch across state lines if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were part of a bank that was chartered by such state;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
require bank holding companies and banks to be "well capitalized" and "well managed" in order to acquire banks located outside of their home state and require any bank holding company electing to be treated as a financial holding company to be "well capitalized" and "well managed;"

•	direct the Federal Reserve to establish limitations on interchange fees for debit cards under a "reasonable and proportional cost" per transaction standard;

•	prohibit a banking entity under a provision known as the Volcker Rule from engaging in proprietary trading or holding an ownership interest in or sponsoring a hedge fund or a private equity fund;

•	increase regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders; and

•	increase the authority of the Federal Reserve to examine us and any nonbank subsidiaries.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was signed into law. While EGRRCPA preserves the fundamental elements of the post-Dodd-Frank Act regulatory framework, it includes modifications that are intended to result in meaningful regulatory relief both from certain provisions of the Dodd-Frank Act and from certain regulatory capital rules for smaller and certain regional banking organizations. Among other things, EGRRCPA exempts us from the Volcker Rule, allows us to avoid the risk-based capital rules if we maintain a specific "community bank leverage ratio," revises the capital treatment of certain commercial real estate loans, and amends certain Truth in Lending Act requirements for residential mortgage loans.
Even after the EGRRCPA modifications, the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.
Revised Rules on Regulatory Capital. The Federal Reserve monitors our capital adequacy at the holding company level by using a combination of risk-based guidelines and leverage ratios and considers our capital levels when taking action on various types of applications and when conducting supervisory activities. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. The regulatory capital rules applicable to us were revised, effective January 1, 2015, under the Basel III regulatory capital framework. These rules include a new common equity Tier 1 risk-based capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. Under these rules, we are required to satisfy four minimum capital standards: (1) a Tier 1 capital to average total consolidated assets ratio, or "leverage ratio," of at least 4.0%, (2) a common equity Tier 1 capital to risk-weighted assets ratio, or "common equity Tier 1 risk-based capital ratio," of 4.5%, (3) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, and (4) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%.
The capital rules also require bank holding companies to maintain a capital conservation buffer above the minimum capital requirements composed solely of common equity Tier 1 capital to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. When fully phased in, the capital conservation buffer requirement will effectively require banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements set forth above. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The capital conservation buffer is being phasing in over a four year period that began in January 2016. As of January 1, 2018, the phased-in portion of the capital conservation buffer was 1.875% of risk-weighted assets, and the buffer was fully phased in on January 1, 2019.

The revised regulatory capital rules implement stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities (other than grandfathered trust preferred securities, such as those that we have issued), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the rules require that most regulatory capital deductions be made from common equity Tier 1 capital.
These rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk-based capital ratios. Under the rules, higher or more sensitive risk weights have been assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.
EGRRCPA exempts most banking organizations with less than $10 billion in total consolidated assets from the risk-based and leverage capital rules and the capital conservation buffer if they maintain a "community bank leverage ratio" ("CBLR") of between 8% and 10%, the precise standard to be set by the federal banking agencies, and meet certain other requirements. On December 21, 2018, the agencies proposed a CBLR of 9%. We discuss the CBLR further below under "Bank Regulation – Capital Adequacy Requirements."
These capital requirements are minimum requirements. The Federal Reserve may also set higher capital requirements if warranted by our risk profile, economic conditions impacting our market or other circumstances particular to our organization. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive or restrictions on our operations and expansionary activities.
Imposition of Liability for Undercapitalized Subsidiaries. Federal banking regulations require FDIC-insured banks that become undercapitalized to submit a capital restoration plan. The capital restoration plan of a bank controlled by a bank holding company will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a bank holding company is entitled to a priority of payment in bankruptcy.
The aggregate liability of the holding company of an undercapitalized bank in such a guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The federal banking agencies have greater power in situations where a bank becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such a bank can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to divest the bank or other affiliates.
Acquisitions by Bank Holding Companies. We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the Community Reinvestment Act), the effectiveness of the applicant in combating money laundering activities, and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquirer or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.
Control Acquisitions. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company acquiring "control" of a bank holding company. Although "control" is based on all of the facts and circumstances surrounding the investment, control under the Bank Holding Company Act is conclusively presumed to exist if a person or company acquires 25% of more of any class of voting securities of the bank holding company, controls the election of a majority of the board of directors, or able to exercise a controlling influence over the management or policies of the company.

Control of a bank holding company is rebuttably presumed to exist under the Change in Bank Control Act if the acquiring person or entity will own 10% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities.
Regulatory Restrictions on Dividends; Source of Strength. As a financial holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the capital needs, asset quality and overall financial condition of the bank holding company; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited if we must maintain the capital conservation buffer under the regulatory capital rules. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital then would otherwise be required under the Basel III minimum capital requirements.
Under longstanding Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, Origin Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to Origin Bank are subordinate in right of payment to deposits and to certain other indebtedness of Origin Bank. As discussed above, in certain circumstances, we could also be required to guarantee the capital restoration plan of Origin Bank, if it became undercapitalized for purposes of the Federal Reserve's prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Origin Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Scope of Permissible Activities. In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5% of any class of voting securities of any company that is otherwise a non-controlling investment.
A bank holding company may elect to become a financial holding company, as we have done, it may engage in activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if it is "well capitalized" and "well managed" and if each of its depository institution subsidiaries is "well capitalized" and "well managed," and has received a rating of not less than Satisfactory on each such institution's most recent examinations under the Community Reinvestment Act. We have made a financial holding company election and currently engage in our insurance agency activities through the broader authority available to financial holding companies.
If we fail to continue to meet any of the requirements for financial holding company status, we may be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements within a certain period of time or lose our financial holding company designation, which could also result in a requirement to divest of any businesses for which a financial holding company election was required. In addition, the Federal Reserve may place limitations on our ability to conduct the broader financial activities permissible for financial holding companies during any period of noncompliance.

Volcker Rule. Section 13 of the Bank Holding Company Act, commonly known as the "Volcker Rule," has generally prohibited insured depository institutions and their affiliates from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading. EGRRCPA exempts insured depository institutions with $10 billion or less in total consolidated assets from the Volcker Rule, and the Federal Reserve has effectively extended the exemption to bank holding companies.
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve's Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities.
Bank Regulation
Origin Bank is a commercial bank chartered under the laws of the State of Louisiana and is a member of the Federal Reserve System. In addition, its deposits are insured by the FDIC to the maximum extent permitted by law. As a result, Origin Bank is subject to extensive regulation, supervision and examination by the Louisiana Office of Financial Institutions and the Federal Reserve. As an insured depository institution, the bank is subject to regulation by the FDIC, although the Federal Reserve is the Bank's primary federal regulator. Finally, Origin Bank is also subject to secondary oversight by state banking authorities in other states in which it maintains banking offices. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of Origin Bank.
Capital Adequacy Requirements. The Federal Reserve and Louisiana Office of Financial Institutions monitor the capital adequacy of Origin Bank by using a combination of risk-based guidelines and leverage ratios similar to those applied at the holding company level. These agencies consider the bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the bank and the banking system. Under the revised capital rules which became effective on January 1, 2015, Origin Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The capital rules also require FDIC-insured banks to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed solely of common equity Tier 1 capital. When fully phased in on January 1, 2019, the capital conservation buffer requirement will effectively require banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements.
Banks (and bank holding companies) with less than $10 billion in total consolidated assets may be exempt from the risk-based and leverage capital requirements as well as the capital conservation buffer if the federal banking agencies finalize a rule on the CBLR and if the banks meet the requirements of the rule. EGRRCPA required the agencies to establish this ratio within a range of 8% to 10%. The agencies proposed a rule with a 9% CBLR that would be available to banking firms under the $10 billion threshold provided that certain assets, liabilities and off-balance sheet items were below certain ceilings.
These capital requirements are minimum requirements. The Federal Reserve or Louisiana Office of Financial Institutions may also set higher capital requirements if warranted by the risk profile of Origin Bank, economic conditions impacting its markets or other circumstances particular to the bank. For example, Federal Reserve guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. In addition, the Federal Reserve's prompt corrective action regulations discussed below may, in effect, increase the minimum regulatory capital ratios for banking organizations. Failure to meet capital guidelines could subject Origin Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities and other measures under the Federal Reserve's prompt corrective action regulations.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the Federal Deposit Insurance Act to take "prompt corrective action" with respect to capital-deficient banks that are FDIC-insured. For this purpose, a bank is placed in one of the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The bank's capital tier depends upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. At December 31, 2018, Origin Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect. The pending CBLR proposal would treat a bank that met its requirements as well capitalized without reference to any of the current ratios.
As a bank's capital decreases, the enforcement authority of its regulators becomes more severe. Banks that are adequately, but not well, capitalized may not accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on its deposits. The Federal Reserve's prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew or rollover brokered deposits, and are required to submit a capital restoration plan. The Federal Reserve may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank's ability to engage in certain activities and the deposit insurance premiums paid by the bank.
Bank Mergers. Section 18(c) of the Federal Deposit Insurance Act, known as the "Bank Merger Act," requires the written approval of a bank's primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the reviewing agency from approving a proposed merger transaction the effect of which in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction the effect of which would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the reviewing agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities.
Branching. Under Louisiana law, Origin Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the Louisiana Office of Financial Institutions. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the Federal Reserve, as the Bank's primary federal regulator. Origin Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Restrictions on Transactions with Affiliates and Insiders. Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve's Regulation W, impose quantitative limits, qualitative standards and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the bank's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20%

of its capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term "covered transaction" includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions.
The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
Federal law also limits a bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. Loans to senior executive officers of a bank are subject to additional restrictions. Insiders may be subject to enforcement actions for accepting loans in violation of applicable restrictions.
Regulatory Restrictions on Dividends. Origin Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, Origin Bank may pay dividends to us without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the bank's net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. In addition, under federal law, Origin Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The Federal Reserve may further restrict the payment of dividends by requiring the bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the capital rules (and before the establishment of the CBLR), the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the Federal Reserve, Origin Bank is engaged in an unsound practice (which could include the payment of dividends), the Federal Reserve may require, generally after notice and hearing, the bank to cease such practice. The Federal Reserve has indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe banking practice. The Federal Reserve has also issued guidance providing that a bank generally should pay dividends only when (1) the bank's net income available to common stockholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the bank's capital needs, asset quality, and overall financial condition.
Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk- taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization's federal supervisor may initiate enforcement action if the organization's incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the capital conservation buffer described above would limit discretionary bonus payments to bank executives if the institution's regulatory capital ratios failed to exceed certain thresholds. The scope and content of the U.S. banking regulators' policies on executive compensation are continuing to develop and evolve. The agencies (together with certain other federal agencies) proposed a regulation in 2016 on incentive compensation (as required by the Dodd-Frank Act) but have not finalized it.
Deposit Insurance Assessments. FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank's assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from three basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Origin Bank may be required to pay higher FDIC insurance premiums. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the bonds mature between now and 2019.
Community Reinvestment Act. The Community Reinvestment Act ("CRA") and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank's CRA performance record when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks' performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In addition, a financial holding company may face limitations on activities and acquisitions if its subsidiary depository institutions do not have a least a Satisfactory rating. Origin Bank received a Satisfactory rating in its most recent CRA examination.
Financial Modernization. Under the Gramm-Leach-Bliley Act, banks may establish financial subsidiaries to engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of Satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of Satisfactory of better.
Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total capital or (2) total commercial real estate loans represent 300.0% or more of the bank's total capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. At December 31, 2017, Origin Bank's total reported loans for construction, land development, and other land represented less than 100% of the bank's total capital, and its total commercial real estate loans represented less than 300% of the bank's total capital.
Consumer Laws and Regulations. Origin Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, state usury laws and federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous and in addition to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.
In addition, the Dodd-Frank Act created the Bureau, which has broad authority to regulate the offering and provision of consumer financial products. The Bureau has authority to promulgate regulations, issue orders, guidance, interpretations and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Origin Bank, will continue to be examined for consumer compliance, and subject to enforcement actions, by their primary federal regulator, in our case the Federal Reserve. However, the Bureau may participate in examinations of these smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary federal regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau, and state attorneys general are permitted to enforce certain consumer protection rules adopted by the Bureau against certain institutions.
Mortgage Lending Rules. The Dodd-Frank Act authorized the Bureau to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are "qualified mortgages." The Bureau has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan's monthly payments. These regulations extend the requirement that creditors verify and document a borrower's income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define "qualified mortgages" based on adherence to certain underwriting standards - for example, a borrower's debt-to-income ratio may not exceed 43.0% - and certain restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages. Also, the Dodd-Frank Act and the Bureau's final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the Bureau's implementing regulations also impose additional disclosure requirements with respect to the origination and sale of residential mortgages. EGRRCPA modifies certain of these requirements by, among other things, creating a safe harbor from the ability-to-repay standards for certain mortgage loans made by a bank with less than $10 billion in total consolidated assets.
Anti-Money Laundering and OFAC. The Bank Secrecy Act requires federal savings associations and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the Office of the Comptroller of the Currency.
The Office of Foreign Assets Control ("OFAC") administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

Privacy. Federal law and regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, Origin Bank is subject to certain state privacy laws.
Federal Home Loan Bank System. Origin Bank is a member of the Federal Home Loan Bank of Dallas, which is one of the 11 regional Federal Home Loan Banks composing the Federal Home Loan Bank system. The Federal Home Loan Banks make loans to their member banks in accordance with policies and procedures established by the Federal Home Loan Bank system and the boards of directors of each regional Federal Home Loan Bank. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the Federal Home Loan Bank of Dallas, Origin Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. All loans, advances and other extensions of credit made by the Federal Home Loan Bank of Dallas to Origin Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the Federal Home Loan Bank of Dallas held by Origin Bank.
Enforcement Powers. The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance and impose substantial fines and other civil and criminal penalties. Failure to comply with applicable laws, regulations and supervisory agreements, breaches of fiduciary duty or the maintenance of unsafe and unsound conditions or practices could subject us or our subsidiaries, including Origin Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties.
FDIC Conservatorship or Receivership. The bank regulatory agencies may appoint the FDIC as conservator or receiver for a bank (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the bank is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.
Effect of Governmental Monetary Policies The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks' deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.
Impact of Current Laws and Regulations
The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus has a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.
Future Legislation and Regulatory Reform In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies, and the effects of that legislation and regulation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition, prospects or the value of, or return on, an investment in our common stock. You should carefully consider the risks described below, together with all other information included and incorporated by reference in this report, including our consolidated financial statements and the related notes contained in Item 8 of this report. We believe the risks described below are material to us as of the date of this report but these risks are not the only risks that we face. Our business, financial condition, results of operations and prospects could also be affected by additional risks that apply to all financial services companies or companies operating in the United States and our specific geographic markets, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and prospects. If any of these risks actually occur, our business, results of operations, financial condition and prospects could be adversely affected. Further, to the extent that any of the information in this report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Our Business
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower's ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.
As a business operating in the financial services industry, adverse conditions in the general business or economic environment could have a material adverse effect on our financial condition and results of operations.
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio and we are unable to predict changes in market interest rates. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
Real estate values in many Louisiana, Texas and Mississippi markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2018, $2.29 billion, or 60.4%, of our total loans was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.
We rely heavily on our executive management team and other key employees, and the loss of any these individuals could adversely impact our business or reputation.
Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have an adverse effect on our business, financial condition and results of operations.
Our ability to attract and retain profitable bankers is critical to the success of our business strategy.
Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including profitable bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.
Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain profitable bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy, which could have an adverse effect on our business, financial condition and results of operations.

The geographic concentration of our markets in Texas, Louisiana and Mississippi makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the Interstate 20 Corridor between the Dallas/Fort Worth metropolitan area and Jackson, Mississippi, as well as in Houston, Texas. As of December 31, 2018, 51.4% of our total loans (by dollar amount) were made to borrowers who reside or conduct business in Texas, 31.5% attributable to Louisiana and 17.1% attributable to Mississippi, and substantially all of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2018, our non-owner-occupied commercial real estate loans totaled $779.5 million, or 20.4%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
As of December 31, 2018, approximately $1.27 billion, or 33.6%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2018, the size of our average loan held for investment was approximately $325,000. Further, as of December 31, 2018, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 17.3% of our outstanding loan portfolio, and 10.0% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio and our earnings could decrease.
Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan losses that represents management's judgment of probable losses and risks inherent in our loan portfolio. The level of the allowance reflects management's continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses and additional expenses may be incurred. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increases could have an adverse effect on our business, financial condition and results of operations.
We may have exposure to tax liabilities that are larger than we anticipate.
The tax laws applicable to our business activities are subject to interpretation and may change over time. From time to time, legislative initiatives, such as corporate tax rate changes, which may impact our effective tax rate and could adversely affect our deferred tax assets or our tax positions or liabilities, may be enacted. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being higher than anticipated in jurisdictions that have higher statutory tax rates or by changes in tax laws, regulations or accounting principles. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers' ability to repay loans.
We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have an adverse effect on our business, financial condition and results of operations.

We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share.
We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.
Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	our scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service;

•	our ability to expand our market position;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.
Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have an adverse effect on our business, financial condition and results of operations.
Our ability to maintain our reputation is critical to the success of our business.
Our business plan emphasizes relationship banking. We have benefited from strong relationships with and among our customers. As a result, our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily by the involvement in our primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in our primary markets. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have an adverse effect on our business, financial condition and results of operations.
Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have an adverse effect on our ability to successfully implement our business strategy.
Our business has grown rapidly. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Furthermore, our primary strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions. We may be unable to execute on aspects of our growth strategy to sustain our historical rate of growth or we may be unable to grow at all. More specifically, we may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable banking teams or acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches, and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fail to implement one or more aspects of our strategy, we may be unable to maintain historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.
We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.
Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.
Our financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.
The Financial Accounting Standards Board ("FASB") and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate the establishment of an allowance for expected credit losses for certain debt securities and other financial assets. The change in methodology may result in material changes in the Company's accounting for credit losses on financial instruments and create more volatility in the Company's level of allowance for loan losses. If the Company is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition, and results of operations.
We may pursue acquisitions in the future, which could expose us to financial, execution and operational risks.
Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:

•	the identification of suitable candidates for acquisition;

•	the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;

•	the ability to attract funding to support additional growth within acceptable risk tolerances;

•	the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	the ability to maintain asset quality;

•	the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition;

•	the retention of customers and key personnel, including bankers;

•	the timing and uncertainty associated with obtaining necessary regulatory approvals;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	the ability to successfully integrate acquired businesses; and

•	the maintenance of adequate regulatory capital.
The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards at acceptable prices. We face significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and value of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized.
Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and could have an adverse effect on our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
The markets in which we operate are susceptible to hurricanes and other natural disasters and adverse weather, which could result in a disruption of our operations and increases in loan losses.
A significant portion of our business is generated from markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that could have an adverse effect on our business, financial condition and results of operations.
New lines of business, products, product enhancements or services may subject us to additional risks.
From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business, and we will continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse impact on our business, financial condition or results of operations.
We are dependent on the use of data and modeling in our management's decision-making and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing and the Comprehensive Capital Analysis and Review submissions, we currently utilize stress testing for capital, credit and liquidity purposes and anticipate that model-derived testing may become more extensively implemented by regulators in the future.
We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. We seek to mitigate this risk by performing back-testing to analyze the accuracy of these techniques and approaches. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.
We may be required to repurchase mortgage loans in some circumstances, which could diminish our liquidity.
Historically, we have originated whole mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2018, 2017 or 2016, although we were subject to and settled a material indemnification claim in the third quarter of 2017 related to loans sold into the secondary market by an entity we acquired in 2011.
Interest rate shifts could reduce net interest income.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2018, $2.27 billion, or 50.4%, of our interest-earning assets and $2.08 billion, or 63.8%, of our interest-bearing liabilities were variable rate, which indicates that we expect our variable rate assets to reprice more quickly than our variable rate liabilities. Our interest sensitivity profile was asset sensitive as of December 31, 2018, meaning that we estimate our net interest income would increase from rising interest rates and decline with falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.
As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights on unpaid principal balances of $2.08 billion at December 31, 2018. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our entire residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. At December 31, 2018, our mortgage servicing rights had a fair value of $25.1 million, compared to $24.2 million at December 31, 2017. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.
A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity and could, in turn, have an adverse effect on our business, financial condition and results of operations. In addition, because our primary asset at the holding company level is the bank, our liquidity at the holding company level depends primarily on our receipt of dividends from the bank. If the bank is unable to pay dividends to us for any reason, we may be unable to satisfy our holding company level obligations, which include funding operating expenses and debt service obligations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance.
We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Origin Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as the regulators may require from time to time. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Even if we satisfy all applicable regulatory capital minimums, our regulators could ask us to maintain capital levels which are significantly in excess of those minimums. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on our business, financial condition and results of operation.
By engaging in derivative transactions, we are exposed to additional credit and market risk.
We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.
The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2018, the fair value of our portfolio of available for sale investment securities was approximately $575.6 million, which included a net unrealized loss of approximately $3.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.
If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
Ensuring that we have adequate disclosure controls and procedures, including internal control over financial reporting, in place so that we can produce accurate financial statements on a timely basis, is costly and time-consuming and needs to be reevaluated frequently. Under applicable law, we must provide annual management assessments of the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In the future, our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC, for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any deficiencies in our internal control over financial reporting may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, and we may suffer adverse regulatory consequences or violate applicable listing standards. In addition, if we fail to achieve and maintain the adequacy of our internal control over financial reporting, we could experience a loss of investor confidence in the reliability of our financial statements.
Material weaknesses in our financial reporting or internal controls could result in a material misstatement in our financial statements and negatively affect investor confidence.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting relating to the development of our allowance for loan losses, and we identified a material weakness in our internal control over financial reporting relating to the determination of our accounting for income taxes. The material weakness related to our allowance for loan losses resulted from deficient management review controls and process level controls that did not provide for timely adjustments or recognition of losses on energy loans impaired due to collateral deterioration and resulted in adjustments to our allowance for loan losses to record additional reserves and adjust qualitative factors. The material weakness related to our accounting for income taxes resulted from inadequate controls surrounding the evaluation of deferred income tax assets and liabilities, including inadequate levels of monitoring and review, which resulted in an adjustment to our net deferred tax assets.
We have implemented measures that we believe are the appropriate actions to correct the material weaknesses. These measures include, among other things, the establishment of a formal allowance for a loan loss review committee responsible for the review and approval of changes in modeling assumptions and oversight of the allowance calculation process; enhancements to our allowance for loan losses model to further disaggregate our loan pools to allow for greater precision in calculations and review based on specific risks; the enhancement of our tax provision model and the segregation of duties of preparation and review of the model; and the engagement of independent advisers to reassess the design of our internal control over financial reporting as well as additional personnel with experience in the ongoing identification, design and implementation of internal control over financial reporting. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls.
While we believe these measures have mitigated the risk related to the aforementioned internal control material weaknesses, we cannot be certain that, at some point in the future, another material weakness will not be identified or our internal control systems will not fail to detect a matter they are designed to prevent, and failure to remedy such material weaknesses could result in a material misstatement in our financial statements and have a material adverse impact on our business, financial condition and results of operations. The identification of any additional material weakness could also result in investors losing confidence in our internal control systems and questioning our reported financial information, which, among other things, could have a negative impact on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of stockholder litigation, which could result in significant additional expenses and require additional financial and management resources.
We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to reduce costs as well as service our customers better. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.
We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.
Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third party providers. Our facilities and systems, and those of our third party service providers, may be vulnerable to threats to data security, security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. and controls employed by our information technology department and our other employees and vendors could prove inadequate Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Cyber-security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect the Company's profitability. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of the Company. Further, the probability of a successful cyber-attack against us or one of our third party services providers cannot be predicted. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities. Our systems and those of our third party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
We are subject to environmental liability risk associated with our lending activities.
In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause an adverse effect on our business, financial condition and results of operations.
We are subject to claims and litigation pertaining to intellectual property.
Banking and other financial services companies, such as ours, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition and results of operations.
We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions, and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. As a result, defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.
We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not stockholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Origin Bank can pay to us, and that we can pay to our stockholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions.
Beginning January 1, 2015, we became subject to new rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the international Basel Committee on Banking Supervision. The rules established a new regulatory capital standard based on common equity tier 1, increase the minimum tier 1 risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios, when fully phased in on January 1, 2019. The rules also changed the manner in which a number of our regulatory capital components are calculated, including deferred tax assets, and the risk weights applicable to certain asset categories. The Basel III rules generally require us to maintain greater amounts of regulatory capital than we were required to maintain prior to implementation of such rules and may also limit or restrict how we utilize our capital. Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If Origin Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the Federal Reserve. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to exceed the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. Even if we meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital.
We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, USA Patriot Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal bank regulatory agencies and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations.

Failure by Origin Bank to perform satisfactorily on its Community Reinvestment Act evaluations could make it more difficult for our business to grow.
The performance of a bank under the Community Reinvestment Act ("CRA"), in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If Origin Bank is unable to maintain at least a "Satisfactory" CRA rating, our ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If Origin Bank received an overall CRA rating of less than "Satisfactory", the Federal Reserve would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future.
Increases in Federal Deposit Insurance Corporation insurance premiums could adversely affect our earnings and results of operations.
The deposits of Origin Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to Investing in Our Common Stock
The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:
•actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws or regulations affecting us;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the number of securities analysts covering us;

•
publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts' estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•changes in market valuations or earnings of companies that investors deem comparable to us;
•the trading volume of our common stock;
•future issuances of our common stock or other securities;
•future sales of our common stock by us or our directors, executive officers or significant stockholders;
•additions or departures of key personnel;
•perceptions in the marketplace regarding our competitors and us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.
In particular, the realization of any of the risks described in this "Risk Factors" section of this report could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume of our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
We are an "emerging growth company," and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." These include, without limitation, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company until December 31, 2023, although we could lose that status sooner if our gross revenues exceed $1.07 billion, if we issue more than $1.07 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future. We are dependent on dividends from the Bank to meet our financial obligations and pay dividends to our stockholders.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely at any time without notice to our stockholders. Our ability to pay dividends may also be limited on account of our outstanding indebtedness as we generally must make payments on our junior subordinated debentures and our outstanding indebtedness before any dividends can be paid on our common stock.
Additionally, because our primary asset is our investment in the stock of Origin Bank, we are dependent upon dividends from the bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the bank's ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. In addition, our and the Bank's ability to declare and pay dividends depends on numerous laws and banking regulations and guidance that limit our and Origin Bank's ability to pay dividends, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

Securities analysts may not continue coverage on us.
The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not continue to cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.
An investment in our common stock is not an insured deposit and is subject to risk of loss.
Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2018, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operate through 41 banking centers in Louisiana, Texas and Mississippi. At December 31, 2018, our primary offices outside of Louisiana were located in Dallas, Texas, Houston, Texas and Ridgeland, Mississippi. At December 31, 2018, Origin Bank owned its main office building and 24 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, terms of which range from month to month to 18 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
Item 3.    Legal Proceedings
We are subject to various legal actions that arise from time to time in the ordinary course of business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, at this time management does not expect any such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "OBNK". Our common stock began trading on the Nasdaq Global Select Market on May 9, 2018. Prior to that date, there was no public trading market for our common stock.
At February 19, 2019, there were approximately 1,840 holders of record of our common stock as reported by our transfer agent.
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors. The primary source for dividends paid to stockholders are dividends or capital distributions paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends. See "Item 1. Business - Regulation and Supervision" above and see Note 16 - Capital and Regulatory Matters contained in Item 8 of this report.
Equity Compensation Plans
See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the SNL Index for U.S. Banks with net assets between $1.0 billion and $5.0 billion for the period beginning on May 9, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "OBNK", through December 31, 2018. The following reflects index values as of close of trading, assumes $100.00 invested on May 9, 2018, in our common stock, the Nasdaq Composite Index and the SNL Index for U.S. Banks, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

	May 9, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Origin Bancorp, Inc.	$100.00	$120.51	$110.91	$100.48
Nasdaq Composite Index	100.00	102.32	109.62	90.40
SNL Index for U.S. Banks $1B - $5B	100.00	95.3	96.48	80.02
Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2018, the Company acquired substantially all of the assets of Reeves, Coon & Funderburg. The consideration paid in this transaction included 66,824 shares of the Company's common stock issued at the closing of the acquisition with an aggregate value of approximately $2,706,372, based on the closing sale price of the Company's stock on the acquisition date. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended ("Securities Act"), as the basis for exemption from registration for this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation. A Form D was filed on July 12, 2018.

In May 2018, the Company sold 3,045,426 shares of the Company's common stock at a public offering price of $34.00 per share in its initial public offering, including 545,426 shares sold in connection with the exercise of the underwriters' option to purchase additional shares, and certain selling stockholders sold 1,136,176 shares in the offering. The offer and sale of all the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224225), which was declared effective by the SEC on May 8, 2018.
There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus filed with the SEC on May 9, 2018, pursuant to Rule 424(b)(4) under the Securities Act.
Stock Repurchases
The Company did not repurchase any of its common stock during the periods covered by this report.
Item 6.    Selected Financial Data
The following tables set forth certain selected historical consolidated financial data as of and for each of the years ended December 31, 2018, 2017, 2016, 2015 and 2014, and is derived from our audited consolidated financial statements. You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and our consolidated financial statements and related notes contained in Item 8 of this report.

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
Statement of income data:	2018	2017	2016	2015	2014
Total interest income	$188,096	$152,593	$139,151	$137,333	$125,923
Total interest expense	34,644	22,288	18,468	16,056	14,721
Net interest income	153,452	130,305	120,683	121,277	111,202
Provision for credit losses	1,014	8,336	30,078	11,610	15,946
Net interest income after provision for credit losses	152,438	121,969	90,605	109,667	95,256
Noninterest income	41,240	29,187	41,868	44,131	38,262
Noninterest expense	131,236	130,674	116,707	113,995	112,334
Income before income taxes	62,442	20,482	15,766	39,803	21,184
Income tax expense	10,837	5,813	2,916	10,725	3,926
Net income	$51,605	$14,669	$12,850	$29,078	$17,258
Common stock dividends	$2,937	$2,535	$2,331	$2,260	$2,250

Balance sheet data (period end):
Total assets	$4,821,576	$4,153,995	$4,071,455	$3,971,343	$3,734,225
Securities	606,174	436,753	408,738	388,400	425,887
Loans, net(1)	3,754,902	3,203,948	3,061,544	2,971,433	2,862,643
Goodwill and other intangible assets, net	32,861	24,336	24,854	26,322	23,818
Noninterest-bearing deposits	951,015	832,853	780,065	726,322	628,640
Total deposits	3,783,138	3,512,014	3,443,266	3,387,821	3,085,186
Junior subordinated debentures	9,644	9,619	9,596	9,574	9,737
Total stockholders' equity(2)	549,779	455,342	448,657	398,440	372,690
SBLF preferred stock	—	48,260	48,260	48,260	48,260
Series D preferred stock	—	16,998	16,998	15,000	15,000

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
Statement of income data:	2018	2017	2016	2015	2014
Earnings per share data:
Net income	$51,605	$14,669	$12,850	$29,078	$17,258
Preferred stock dividends	1,923	4,461	4,398	636	588
Net income allocated to participating stockholders	1,029	377	316	1,367	704
Net income available to common stockholders	$48,653	$9,831	$8,136	$27,075	$15,966
Common shares outstanding at end of period(3)	23,726,559	19,518,752	19,483,718	17,419,680	17,396,712
Weighted average common shares outstanding(3)	21,995,990	19,418,278	17,545,655	17,284,100	17,227,176
Weighted average diluted common shares outstanding(3)	22,194,429	19,634,412	17,733,061	17,506,658	17,447,890
Basic earnings per share(3)	$2.21	$0.51	$0.46	$1.57	$0.93
Diluted earnings per share(3)	2.20	0.50	0.46	1.56	0.92

Performance ratios:
Return on average assets(4)	1.16%	0.36%	0.33%	0.76%	0.50%
Return on average equity(4)	10.07	3.19	3.11	7.49	4.72
Net interest margin, fully tax equivalent(5)	3.75	3.52	3.38	3.48	3.55
Efficiency ratio(6)	67.41	81.93	71.80	68.92	75.16
Dividend payout ratio	6.04	25.79	28.65	8.35	14.09

Asset quality ratios:
Nonperforming assets to total assets	0.75%	0.59%	1.67%	0.89%	0.56%
Nonperforming loans to loans held for investment	0.84	0.73	2.14	1.12	0.66
Allowance for loan losses to nonperforming loans	107.37	155.80	75.92	121.74	181.25
Allowance for loan losses to loans held for investment	0.90	1.14	1.62	1.37	1.20
Net charge-offs as a percentage of average loans held for investment(4)	0.13	0.69	0.71	0.15	0.48

Capital ratios:
Book value per common share	$23.17	$19.99	$19.68	$19.24	$17.79
Equity to assets	11.40%	10.96%	11.02%	10.03%	9.98%
Tier 1 capital to average assets(4)	11.21	10.53	10.67	9.79	9.78
Common equity tier 1 capital to risk-weighted assets	11.94	9.35	9.42	8.29	-
Tier 1 capital to risk-weighted assets	12.16	11.25	11.33	10.25	10.06
Total capital to risk-weighted assets	12.98	12.26	12.58	11.45	11.12
____________________________

(1)	Balances are shown net of the allowance for loan losses and exclude loans held for sale.

(2)	Includes shares owned by our Employee Retirement Plan ("Retirement Plan") for periods prior to December 31, 2018.

(3)	Presentation of share and per share amounts has been adjusted to reflect a 2-for-1 stock split that occurred on October 5, 2016.

(4)	All average balances are calculated using average daily balances.

(5)	Tax equivalent yields are calculated by applying a 21% estimated tax rate to tax-exempt interest earnings for the year ended December 31, 2018, and 35% for all periods prior to December 31, 2018.

(6)	We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio is not calculated on a fully tax equivalent basis.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly owned bank subsidiary, Origin Bank, and the discussion and analysis that follows primarily relates to activities conducted at the Bank level.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors." We assume no obligation to update any of these forward-looking statements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP") and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates. Please refer to Note 1 - Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this report for a full discussion of our accounting policies, including estimates.
We have identified the following accounting estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those estimates and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate.
Allowance for Loan Losses. Our allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged against the allowance for loan losses when management believes the loss is confirmed.
Mortgage Servicing Rights. We recognize as assets the rights to service mortgage loans based on the estimated fair value of the Mortgage Servicing Right ("MSR") when loans are sold and the associated servicing rights are retained. We elected to account for the MSR at fair value.
The fair value of the MSR is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees. Management reviews all significant assumptions quarterly. Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.
An increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates. These fluctuations can be rapid and may continue to be significant. Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.
General
We are a financial holding company headquartered in Ruston, Louisiana. Through our wholly owned bank subsidiary, Origin Bank, we provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 41 banking centers in Louisiana, Texas and Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans, securities and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings.
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders' equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions, as well as developments affecting the real estate, technology, financial services, insurance, transportation and manufacturing sectors within our target markets.

Comparison of Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
Net Interest Income
Year ended December 31, 2018, compared to year ended December 31, 2017
Net interest income for the year ended December 31, 2018, was $153.5 million, an increase of $23.1 million over the year ended December 31, 2017. The increase was driven by higher yields and higher average outstanding balances in our loan portfolio. The yield earned on our loans held for investment was 4.96% for the year ended December 31, 2018, compared to 4.38% for the year ended December 31, 2017. Average loans held for investment totaled $3.40 billion for the year ended December 31, 2018, compared to $3.13 billion for the year ended December 31, 2017. Increases in the yield earned on loans held for investment provided approximately $19.5 million of the increase in interest income, while average loans held for investment provided approximately $11.6 million of the increase. Commercial and industrial and commercial real estate loans contributed a total of $20.0 million of the increase. These increases were partially offset by an increase in the cost of funding primarily driven by increases in market interest rates.
The average cost of our interest-bearing liabilities increased during the year ended December 31, 2018, compared to 2017, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 1.10% for the year ended December 31, 2018, an increase of 36 basis points from 0.74% for the year ended December 31, 2017.
Year ended December 31, 2017, compared to year ended December 31, 2016
Net interest income for the year ended December 31, 2017, was $130.3 million, a $9.6 million, or 8.0%, increase from $120.7 million for the year ended December 31, 2016. The increase was primarily the result of increased yields earned, and to a lesser extent, increases in the average balances in our loan portfolio. The average yield on our loan portfolio for the year ended December 31, 2017, was 4.37%, a 27 basis point increase from 4.10% for the year ended December 31, 2016. The increase in yield earned on our loan portfolio was attributed to a mix of fewer nonperforming loans which resulted in higher interest earned and increases in the interest rate environment during 2017, but was partially offset by increased rates for our interest-bearing liabilities. During 2016, credit deterioration in our energy lending portfolio resulted in a downward impact of 15 basis points to the total yield on our loan portfolio. During 2017, our energy lending portfolio resulted in a downward impact of three basis points to the total yield on our loan portfolio. In 2017, we executed on our strategy to manage the reduction in our energy loan portfolio through the sale of certain remaining energy loans. We had no energy loans held for sale at December 31, 2017, and we do not expect significant losses on energy loan sales in the future.
The average cost of our interest-bearing liabilities for the year ended December 31, 2017, was 0.82%, an increase of 14 basis points from 0.68% for the year ended December 31, 2016. The increase in the cost of interest-bearing liabilities was primarily attributed to rises in the interest rate environment, which increase our costs to retain and attract deposits. For the year ended December 31, 2017, our net interest margin increased by 14 basis points to 3.42% from 3.28% for the year ended December 31, 2016.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
(Dollars in thousands)	2018			2017			2016
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,119,184	$54,777	4.89%	$1,027,495	$46,071	4.48%	$954,860	$41,612	4.36%
Construction/land/land development	369,999	19,579	5.29	319,980	14,720	4.60	291,799	12,401	4.25
Residential real estate	585,545	27,331	4.67	498,271	22,227	4.46	426,748	19,476	4.56
Commercial and industrial	1,100,560	54,633	4.96	1,050,464	43,291	4.12	1,181,746	44,171	3.74
Mortgage warehouse lines of credit	199,952	10,630	5.32	215,364	9,572	4.44	183,400	7,129	3.89
Consumer	20,941	1,410	6.73	21,656	1,363	6.29	22,162	1,296	5.85
Loans held for investment	3,396,181	168,360	4.96	3,133,230	137,244	4.38	3,060,715	126,085	4.12
Loans held for sale	22,959	1,024	4.46	44,335	1,614	3.64	53,808	1,761	3.27
Loans receivable	3,419,140	169,384	4.95	3,177,565	138,858	4.37	3,114,523	127,846	4.10
Investment securities-taxable	404,280	9,843	2.43	292,161	6,233	2.13	260,960	4,970	1.90
Investment securities-non-taxable	124,907	4,465	3.57	135,207	4,766	3.52	138,380	4,900	3.54
Non-marketable equity securities held in other financial institutions	29,615	897	3.03	19,607	734	3.74	19,240	613	3.18
Interest-bearing deposits in banks	177,020	3,499	1.98	179,998	2,002	1.11	146,061	822	0.56
Federal funds sold	329	8	2.43	—	—	—	—	—	—
Total interest-earning assets	4,155,291	188,096	4.53	3,804,538	152,593	4.01	3,679,164	139,151	3.78
Noninterest-earning assets(3)	307,847			292,429			271,079
Total assets	$4,463,138			$4,096,967			$3,950,243
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,996,364	19,002	0.95	$1,985,688	12,707	0.64	$1,904,480	8,707	0.46
Time deposits	712,913	10,669	1.50	630,770	6,607	1.05	673,774	6,543	0.97
Total interest-bearing deposits	2,709,277	29,671	1.10	2,616,458	19,314	0.74	2,578,254	15,250	0.59
FHLB advances & other borrowings	179,359	4,138	2.31	76,374	2,340	3.06	99,922	2,588	2.59
Securities sold under agreements to repurchase	32,604	282	0.86	29,276	86	0.29	29,838	84	0.28
Subordinated debentures	9,631	553	5.67	9,607	548	5.70	9,584	546	5.70
Total interest-bearing liabilities	2,930,871	34,644	1.18	2,731,715	22,288	0.82	2,717,598	18,468	0.68
Noninterest-bearing deposits	948,585			841,375			758,878
Other liabilities(3)	71,451			63,658			60,250
Total liabilities	3,950,907			3,636,748			3,536,726
Stockholders' Equity	512,231			460,219			413,517
Total liabilities and stockholders' equity	$4,463,138			$4,096,967			$3,950,243
Net interest spread (4)			3.35%			3.19%			3.10%
Net interest income and margin		$153,452	3.69%		$130,305	3.42%		$120,683	3.28%
Net interest income and margin - (tax equivalent)(5)		$155,856	3.75%		$133,873	3.52%		$124,323	3.38%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 360 days in a year. Yields earned are calculated net of deferred fees and costs.

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $30.1 million, $26.1 million and $15.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 8 - Mortgage Banking in the notes to our consolidated financial statements.

(4)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(5)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the year ended December 31, 2018, and 35% for the years ended December 31, 2017 and 2016. The tax-equivalent net interest margin would have been 3.49% and 3.35% for the years ended December 31, 2017 and 2016, respectively, if we had been subject to the 21% Federal income tax rate enacted for 2018, in the Tax Cuts and Jobs Act.

Rate/Volume Analysis
The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate changes has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

(Dollars in thousands)	Year Ended December 31, 2018 vs. Year Ended December 31, 2017
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$4,111	$4,595	$8,706
Construction/land/land development	2,301	2,558	4,859
Residential real estate	3,893	1,211	5,104
Commercial and industrial	2,065	9,277	11,342
Mortgage warehouse lines of credit	(685)	1,743	1,058
Consumer	(45)	92	47
Loans held for sale	(778)	188	(590)
Loans receivable	10,862	19,664	30,526
Investment securities-taxable	2,392	1,218	3,610
Investment securities-non-taxable	(363)	62	(301)
Non-marketable equity securities held in other financial institutions	374	(211)	163
Interest-bearing deposits in banks	(33)	1,530	1,497
Federal funds sold	—	8	8
Total interest-earning assets	13,232	22,271	35,503
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	68	6,227	6,295
Time deposits	860	3,202	4,062
FHLB advances & other borrowings	3,156	(1,358)	1,798
Securities sold under agreements to repurchase	10	186	196
Junior subordinated debentures	1	4	5
Total interest-bearing liabilities	4,095	8,261	12,356
Net interest income	$9,137	$14,010	$23,147

(Dollars in thousands)	Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,166	$1,291	$4,457
Construction/land/land development	1,198	1,121	2,319
Residential real estate	3,261	(508)	2,753
Commercial and industrial	(4,907)	4,027	(880)
Mortgage warehouse lines of credit	1,242	1,201	2,443
Consumer	(30)	97	67
Loans held for sale	(310)	163	(147)
Loans receivable	3,620	7,392	11,012
Investment securities-taxable	594	669	1,263
Investment securities-non-taxable	(112)	(22)	(134)
Non-marketable equity securities held in other financial institutions	12	109	121
Interest-bearing deposits in banks	191	989	1,180
Total interest-earning assets	4,305	9,137	13,442
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	371	3,629	4,000
Time deposits	(418)	482	64
FHLB advances & other borrowings	(610)	362	(248)
Securities sold under agreements to repurchase	(2)	4	2
Junior subordinated debentures	1	1	2
Total interest-bearing liabilities	(658)	4,478	3,820
Net interest income	$4,963	$4,659	$9,622
Provision for Credit Losses
The provision for credit losses, which includes both the provision for loan losses and provision for off-balance sheet commitments, is based on management's assessment of the adequacy of both our allowance for loan losses and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our allowance for loan losses, which reflects management's best estimate of probable losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of probable losses inherent in our legally binding lending-related commitments.
Year ended December 31, 2018, compared to year ended December 31, 2017
We recorded provision expense of $1.0 million for the year ended December 31, 2018, a $7.3 million decrease from provision expense of $8.3 million for the year ended December 31, 2017. The decrease in provision expense was due to improvement in the overall credit quality of our loan portfolio, including reductions in specific reserves on certain collateral-dependent impaired loans during 2018. Our allowance for loan losses was 0.90% of total loans held for investment at December 31, 2018, compared to 1.14% at December 31, 2017. Specific reserves on impaired loans totaled $366,000 at December 31, 2018, compared to $4.8 million at December 31, 2017. General reserves totaled $33.8 million, or 0.89% of total loans held for investment at December 31, 2018, compared to $32.3 million, or 1.00% at December 31, 2017.
Year ended December 31, 2017, compared to year ended December 31, 2016
The provision for credit losses for the year ended December 31, 2017, was $8.3 million, a decrease of $21.7 million, or 72.3%, from $30.1 million for the year ended December 31, 2016. The decrease in provision expense was driven by significant provision expense recorded in 2016 on our energy lending portfolio. Of the 2016 provision expense, $31.7 million was attributable to deterioration in our energy loan portfolio due to the decline in the price of oil and resulting downturn in the energy sector, partially offset by a net recovery in the remainder of our loan portfolio. Net charge-offs for the twelve months ended December 31, 2017, were $21.7 million compared to $21.9 million for same period in 2016, while net charge-offs for the energy portfolio were $14.6 million and $22.7 million for the same periods, respectively. Our energy portfolio totaled $54.3 million at December 31, 2017, compared to $151.0 million at December 31, 2016.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
Noninterest income:	2018	2017	2016	$ Change	% Change	$ Change	% Change
Service charges and fees	$12,754	$11,606	$11,019	$1,148	9.9%	$587	5.3%
Mortgage banking revenue	9,620	15,806	14,869	(6,186)	(39.1)	937	6.3
Insurance commission and fee income	9,720	7,207	6,775	2,513	34.9	432	6.4
(Loss) gains on sales of securities, net	(8)	—	136	(8)	N/M	(136)	(100.0)
Losses on non-mortgage loans held for sale, net	—	(12,708)	—	12,708	N/M	(12,708)	N/M
(Loss) gain on sales and disposals of other assets, net	(170)	1,036	(515)	(1,206)	(116.4)	1,551	N/M
Other fee income	1,811	2,176	2,970	(365)	(16.8)	(794)	(26.7)
Other income	7,513	4,064	6,614	3,449	84.9	(2,550)	(38.6)
Total noninterest income	$41,240	$29,187	$41,868	$12,053	41.3%	$(12,681)	(30.3)%
Year ended December 31, 2018, compared to year ended December 31, 2017
Noninterest income for the year ended December 31, 2018, increased by $12.1 million, or 41.3%, to $41.2 million, compared to $29.2 million for the year ended December 31, 2017.
The increase in noninterest income during the year ended December 31, 2018, was largely driven by $12.7 million in losses incurred on non-mortgage loans held for sale in 2017, with no comparable expense incurred during 2018. Other contributing factors were increases in other income and insurance commission and fee income of $3.4 million and $2.5 million, respectively. The most significant driver of the increase in other noninterest income for the year ended December 31, 2018, compared to 2017, was a positive valuation adjustment of $2.0 million on a common stock investment due to a recent accounting standard change. For more information on this accounting standard update, please refer to Note 1 - Significant Accounting Policies in the notes to the consolidated financial statements. The increase in insurance commission and fee income was primarily driven by the RCF acquisition in July 2018, which significantly expanded the Company's insurance presence in the North Louisiana market.
Partially offsetting the net increase in noninterest income was a $6.2 million decrease in mortgage banking revenue. This decrease was primarily due to a 67.2% decline in the volume of mortgage loans sold, resulting in a $5.0 million decrease in gains on the sale of mortgage loans. The reduction in volume was primarily driven by the closing of a loan production office outside of our core geographic footprint that accounted for a significant portion of mortgage production, as we shifted our focus to retail originations within our core geographic banking footprint. Also contributing to the decrease in volume on mortgage loans sold was a broader downturn in the mortgage industry. As part of this strategy, we also reduced the amount of third party originations in our mortgage pipeline during 2018 compared to 2017.
Year ended December 31, 2017, compared to year ended December 31, 2016

Noninterest income was $29.2 million, representing a decrease of $12.7 million, or 30.3%, compared to the year ended December 31, 2016.
The decrease in noninterest income during the year ended December 31, 2017, was primarily driven by $12.7 million in losses incurred on non-mortgage loans held for sale in 2017, with no comparable expense incurred during 2016. In addition, other income decreased by $2.5 million, or 38.6%, to $4.1 million for the year ended December 31, 2017, compared to $6.6 million for the year ended December 31, 2016. The decrease was primarily a result of a decrease in limited partnership income of $2.3 million. During the year ended December 31, 2016, we recognized a gain of $1.9 million as a result of the sale of certain assets held in one of our limited partnership investments. Excluding this gain, we recorded income from our limited partnerships of $893,000 for the year ended December 31, 2016, compared to income of $444,000 for the year ended December 31, 2017. The investment partnerships are Small Business Investment Companies, and our investments in these partnerships provide us credit toward our requirements under the Community Reinvestment Act.
Partially offsetting the net decrease in noninterest income during the year ended December 31, 2017, compared to 2016, was a $1.6 million increase in gains on sale and disposal of other assets. This was driven by the sale of a bank-owned tract of vacant land in 2017 for a gain of $1.5 million, with no corresponding sale during 2016.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
Noninterest expense:	2018	2017	2016	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$80,487	$70,862	$63,605	$9,625	13.6%	$7,257	11.4%
Occupancy and equipment, net	15,445	15,915	17,127	(470)	(3.0)	(1,212)	(7.1)
Data processing	6,182	5,209	4,837	973	18.7	372	7.7
Electronic banking	2,883	2,056	2,365	827	40.2	(309)	(13.1)
Communications	2,028	1,928	2,474	100	5.2	(546)	(22.1)
Advertising and marketing	4,275	2,923	2,849	1,352	46.3	74	2.6
Professional services	3,269	4,722	4,587	(1,453)	(30.8)	135	2.9
Regulatory assessments	2,457	2,867	3,229	(410)	(14.3)	(362)	(11.2)
Loan related expenses	3,039	4,419	3,873	(1,380)	(31.2)	546	14.1
Office and operations	5,881	5,498	6,003	383	7.0	(505)	(8.4)
Litigation settlement	—	10,000	—	(10,000)	(100.0)	10,000	N/M
Other	5,290	4,275	5,758	1,015	23.7	(1,483)	(25.8)
Total noninterest expense	$131,236	$130,674	$116,707	$562	0.4%	$13,967	12.0%
Year ended December 31, 2018, compared to year ended December 31, 2017
Noninterest expense increased by $562,000, or 0.4%, in 2018 to $131.2 million, primarily due to increases in salaries and employee benefits, advertising and marketing expenses and other noninterest expense.
Salaries and employee benefits increased by $9.6 million, or 13.6%, for the year ended December 31, 2018, compared to 2017. The increase was driven by increases in the cost of salaries and incentive compensation. The increase in salary expense was driven by the addition of our Houston lift-out team, consummation of the RCF acquisition and additional headcount to support our recent growth. The increase in incentive compensation was driven by the overall improvement in the Company's performance during 2018 compared to 2017, which resulted in performance targets, such as return on assets, individual loan volume and credit quality goals, being met by more employees.
The $1.4 million, or 46.3%, increase in advertising and marketing expense for the year ended December 31, 2018, compared to 2017, was due to a Company-wide expense management strategy that temporarily scaled back marketing expenditures in 2017. In March 2018, marketing efforts were resumed with the launch of a new advertising campaign.
Other noninterest expense increased by $1.0 million, or 23.7%, during the year ended December 31, 2018, compared to 2017. The most significant driver was intangible asset amortization expense, which increased by $352,000 due to the RCF acquisition in 2018.
These increases were partially offset by decreases of $10.0 million, $1.5 million and $1.4 million in litigation settlement expenses, professional services and loan related expenses, respectively.

During the year ended December 31, 2017, we entered into a Settlement and Release Agreement with respect to litigation with the ResCap Liquidating Trust ("ResCap"), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation. Under the agreement, we paid $10.0 million to fully resolve all claims under the lawsuit and to avoid the further costs, disruption and distraction of defending the ResCap litigation. We recorded a charge to non-interest expense in our consolidated statement of income in 2017 to recognize this settlement. There were no such charges recorded during the year ended December 31, 2018.
During the year ended December 31, 2017, we incurred approximately $883,000 in consulting fees related to the marketing and sale of certain energy loans as part of our strategic initiative to reduce our exposure to nonperforming energy loans, and incurred approximately $613,000 in legal fees that were associated with the resolution of the ResCap litigation. Neither of these expenses were incurred during the year ended December 31, 2018.
The largest driver of the decrease in loan related expenses was a $544,000 decrease in loan related legal fees. During 2017, the Company incurred legal costs in conjunction with the marketing and sale of energy loans which were not incurred during 2018. The remaining decreases in loan related expenses were not individually significant and generally resulted from a lower volume of mortgage loans sold during 2018 compared to 2017.
Year ended December 31, 2017, compared to year ended December 31, 2016
Noninterest expense for the year ended December 31, 2017, increased by $14.0 million, or 12.0% to $130.7 million, compared to $116.7 million for the year ended December 31, 2016. The increase was primarily due to increases in litigation settlement expense and salaries and employee benefit expense.
As discussed above, during the year ended December 31, 2017, we entered into a Settlement and Release Agreement with respect to litigation with ResCap. Under the agreement, we paid $10.0 million to fully resolve all claims under the lawsuit.
Salaries and employee benefit expense increased $7.3 million, or 11.4%, during the year ended December 31, 2017, compared to 2016. The amount of salary expenses deferred as loan origination costs in 2017 declined by $3.0 million compared to 2016 due to updating our estimates of costs to originate loans, as well as a change in the mix of loans originated in 2017 compared to 2016. Salary expense also increased by $1.7 million during the year ended December 31, 2017, compared to the same period in 2016, primarily as a result of increases in headcount and annual raises. Incentive compensation expense increased by $1.2 million during the year ended December 31, 2017, compared to 2016, primarily as a result of improvements in financial performance in relation to established metrics.
These increases were partially offset by decreases in occupancy and equipment and other noninterest expense.
Occupancy and equipment expense decreased by $1.2 million or 7.1% for the year ended December 31, 2017, compared to 2016, primarily as a result of a decrease in depreciation expense relating to leasehold improvements and furniture, fixtures and equipment as several significant items became fully depreciated during the third and fourth quarter of 2016, resulting in lower depreciation expense in 2017.
Other noninterest expense decreased by $1.5 million, or 25.8%, during the year ended December 31, 2017, compared to 2016. The majority of the decrease was due to lower amortization expense on our deposit-based and relationship-based intangible assets during 2017 as two significant deposit-based intangibles became fully amortized during the fourth quarter of 2016. Amortization expense for the year ended December 31, 2017, was $518,000 compared to $1.5 million in 2016.
Income Tax Expense
For the year ended December 31, 2018, we recognized income tax expense of $10.8 million, compared to $5.8 million and $2.9 million for the years ended December 31, 2017 and 2016, respectively. Our effective tax rate for the year ended December 31, 2018, was 17.4% compared to 28.4% and 18.5% for the years ended December 31, 2017 and 2016, respectively. The decrease in our effective tax rate for the year ended December 31, 2018 was primarily the result of the Tax Cuts and Jobs Act ("Tax Act"), which was enacted on December 22, 2017.
The Tax Act lowered the Federal corporate income tax rate to 21% from 35% for tax years beginning in 2018. The Tax Act also required a revaluation of the Company's net deferred tax asset ("DTA") to account for the future impact of lower corporate income tax rates and other provisions of the legislation. The revaluation of the Company's DTA balance resulted in a $282,000 adjustment from accumulated other comprehensive income to retained earnings.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at December 31, 2018, and 35% for both December 31, 2017 and 2016, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of Financial Condition at December 31, 2018, and December 31, 2017
General
Total assets increased by $667.6 million, or 16.1%, to $4.82 billion at December 31, 2018, from $4.15 billion at December 31, 2017. The increase was primarily attributable to increases in loans held for investment and securities available for sale of $548.1 million and $171.1 million, respectively, and was partially offset by a decrease of $70.5 million in cash and cash equivalents.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At December 31, 2018, 71.5% of the loan portfolio held for investment was comprised of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

	December 31,				2018 vs. 2017
(Dollars in thousands)	2018		2017
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$1,228,402	32.4%	$1,083,275	33.5%	$145,127	13.4%
Construction/land/land development	429,660	11.3	322,404	9.9	107,256	33.3
Residential real estate	629,714	16.6	570,583	17.6	59,131	10.4
Total real estate	2,287,776	60.3	1,976,262	61.0	311,514	15.8
Commercial and industrial	1,272,566	33.6	989,220	30.5	283,346	28.6
Mortgage warehouse lines of credit	207,871	5.5	255,044	7.9	(47,173)	(18.5)
Consumer	20,892	0.6	20,505	0.6	387	1.9
Total loans held for investment	$3,789,105	100.0%	$3,241,031	100.0%	$548,074	16.9%

	December 31,
(Dollars in thousands)	2016		2015		2014
Real estate:	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,026,752	33.0%	$861,540	28.7%	$793,408	27.3%
Construction/land/land development	311,279	10.0	310,773	10.3	258,421	8.9
Residential real estate	414,226	13.3	429,137	14.2	349,526	12.1
Total real estate	1,752,257	56.3	1,601,450	53.2	1,401,355	48.3
Commercial and industrial	1,135,683	36.5	1,232,265	40.9	1,273,551	44.0
Mortgage warehouse lines of credit	201,997	6.5	156,803	5.2	199,794	6.9
Consumer	22,138	0.7	22,145	0.7	22,724	0.8
Total loans held for investment	$3,112,075	100.0%	$3,012,663	100.0%	$2,897,424	100.0%

At December 31, 2018, total loans held for investment were $3.79 billion, an increase of $548.1 million, or 16.9%, compared to $3.24 billion at December 31, 2017. The increase was driven by organic growth in all markets and led by increases in commercial and industrial and commercial real estate loans. In 2018, as a complement to our organic growth strategy, several lift-out teams were on-boarded in our Houston market and seasoned lending professionals and relationship managers were recruited in our Dallas and Shreveport markets. Our Houston lift-out team was responsible for $130.3 million in loan growth during 2018.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at December 31, 2018. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

(Dollars in thousands)	December 31, 2018
Real estate:	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial real estate	$213,006	$771,704	$243,692	$1,228,402
Construction/land/land development	119,606	275,445	34,609	429,660
Residential real estate loans	75,663	268,320	285,731	629,714
Total real estate	408,275	1,315,469	564,032	2,287,776
Commercial and industrial loans	508,101	668,215	96,250	1,272,566
Mortgage warehouse lines of credit	207,871	—	—	207,871
Consumer loans	6,536	13,750	606	20,892
Total loans held for investment	$1,130,783	$1,997,434	$660,888	$3,789,105

Amounts with fixed rates	$220,967	$1,055,984	$292,084	$1,569,035
Amounts with variable rates	909,816	941,450	368,804	2,220,070
Total	$1,130,783	$1,997,434	$660,888	$3,789,105
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession. Our nonperforming loans are comprised of nonaccrual loans and accruing loans that are contractually 90 days or more past due.
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
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers' financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following schedule shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	As of December 31,
Nonperforming loans held for investment	2018	2017	2016	2015	2014
Commercial real estate	$8,281	$1,745	$1,975	$2,638	$5,881
Construction/land/land development	935	1,097	816	1,267	3,237
Residential real estate	6,668	7,166	7,188	11,272	8,090
Commercial and industrial	15,792	13,512	56,372	18,557	1,840
Consumer	180	282	210	132	142
Total nonperforming loans held for investment	31,856	23,802	66,561	33,866	19,190
Nonperforming loans held for sale	741	—	—	—	—
Total nonperforming loans	32,597	23,802	66,561	33,866	19,190
Other real estate owned
Commercial real estate, construction/land/land development	2,993	390	794	1,195	1,437
Residential real estate	746	109	779	212	379
Total other real estate owned	3,739	499	1,573	1,407	1,816
Other repossessed assets owned	—	75	—	—	41
Total repossessed assets owned	3,739	574	1,573	1,407	1,857
Total nonperforming assets	$36,336	$24,376	$68,134	$35,273	$21,047
Troubled debt restructuring loans - nonaccrual	$5,793	$2,622	$10,900	$5,844	$6,541
Troubled debt restructuring loans - accruing	2,054	14,234	4,225	4,249	6,000
Total loans held for investment	3,789,105	3,241,031	3,112,075	3,012,663	2,897,424
Ratio of nonperforming loans held for investment to total loans held for investment	0.84%	0.73%	2.14%	1.12%	0.66%
Ratio of nonperforming assets to total assets	0.75	0.59	1.67	0.89	0.56
At December 31, 2018, total nonperforming loans increased by $8.8 million, or 37.0%, over December 31, 2017, primarily due to downgrades associated with three commercial lending relationships, the largest of which was a $6.3 million commercial real estate loan secured by a health care facility that was reclassified to nonaccrual status due to the facility experiencing lower than expected occupancy rates. The increase in other real estate owned was caused by the closure and reclassification, from premises and equipment to other real estate owned, of one of our branch locations valued at $2.8 million, and subsequently listing the property for sale. Despite the increase in total nonperforming loans, we continue to see improvement in our overall credit profile as disclosed in Note 4 - Loans within our consolidated financial statements, driven by downward trends in impaired and past due loans.
Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. While potentially weak, no loss of principal or interest is envisioned and these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower might be in jeopardy, although no loss of principal is envisioned.

Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2018, is included in Note 4 - Loans in the notes to our consolidated financial statements contained in Item 8 of this report.
Allowance for Loan Losses
We maintain an allowance for loan losses that represents management's estimate of loan losses inherent within the portfolio of loans held for investment at the respective balance sheet date. The allowance for loan losses is maintained at a level which management believes is adequate to absorb all existing probable losses on loans in the loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.
The amount of the allowance is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan losses charged to income, which increases the allowance. We allocate the allowance for loan losses either to specific allocations, or general allocations for each major loan category. In determining the provision for loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of allowance for loan losses, it could materially and adversely affect our earnings.
As a general rule, when it becomes evident that the full principal and accrued interest of a loan may not be collected, or at 90 days past due, we will reflect that loan as nonperforming. It will remain nonperforming until it performs in a manner that it is reasonable to expect that we will collect principal and accrued interest in full. When the amount or likelihood of a loss on a loan has been confirmed, a charge-off should be taken in the period it is determined.
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

•
for residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

•
for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral.

The following table presents the allowance for loan loss by loan category:

	December 31,
(Dollars in thousands)	2018		2017		2016
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$8,999	32.4%	$8,998	33.5%	$8,718	33.0%
Construction/land/land development	3,331	11.3	2,950	9.9	2,805	10.0
Residential real estate	5,705	16.6	5,807	17.6	5,003	13.3
Commercial and industrial	15,616	33.6	18,831	30.5	33,590	36.5
Mortgage warehouse lines of credit	316	5.5	214	7.9	139	6.5
Consumer	236	0.6	283	0.6	276	0.7
Total	$34,203	100.0%	$37,083	100.0%	$50,531	100.0%

	December 31,
(Dollars in thousands)	2015		2014
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$7,451	28.7%	$9,173	27.3%
Construction/land/land development	3,927	10.3	3,630	8.9
Residential real estate	5,094	14.2	2,090	12.1
Commercial and industrial	23,648	40.9	17,361	44.0
Mortgage warehouse lines of credit	761	5.2	1,948	6.9
Consumer	349	0.7	579	0.8
Total	$41,230	100.0%	$34,781	100.0%
____________________________

(1)	Represents the ratio of each loan type to total loans held for investment.
Our allowance for loan losses decreased by $2.9 million, or 7.8%, to $34.2 million at December 31, 2018, from $37.1 million at December 31, 2017. The ratio of allowance for loan losses to total loans held for investment at December 31, 2018, and December 31, 2017, was 0.90% and 1.14%, respectively. The decrease in the total allowance for loan losses was driven primarily by a $4.4 million decrease in specific reserves that was partially offset by a $1.5 million increase in general reserves due to significant growth in our loan portfolio. Our specific reserve was $366,000, or 0.01% of total loans held for investment at December 31, 2018, compared to $4.8 million, or 0.15% of total loans held for investment at December 31, 2017. Our general reserve totaled $33.8 million and $32.3 million at December 31, 2018, and 2017, respectively.

The following table presents an analysis of the allowance for loan losses and other related data as of the periods indicated.

(Dollars in thousands)	Years Ended December 31,
Allowance for loan losses	2018	2017	2016	2015	2014
Balance at beginning of period	$37,083	$50,531	$41,230	$34,781	$31,283
Provision for loan losses	1,581	8,219	31,165	10,941	16,053
Charge-offs:
Commercial real estate	1,300	463	422	338	3,248
Construction/land/land development	228	3	24	25	139
Residential real estate	407	1,446	505	885	473
Commercial and industrial	5,068	21,767	24,851	4,070	9,192
Consumer	121	198	604	399	76
Total charge-offs	7,124	23,877	26,406	5,717	13,128
Recoveries:
Commercial real estate	226	93	25	35	238
Construction/land/land development	6	5	7	13	11
Residential real estate	133	125	185	240	24
Commercial and industrial	2,206	1,918	4,199	804	144
Consumer	92	69	126	133	156
Total recoveries	2,663	2,210	4,542	1,225	573
Net charge-offs	4,461	21,667	21,864	4,492	12,555
Balance at end of period	$34,203	$37,083	$50,531	$41,230	$34,781
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	107.37%	155.80%	75.92%	121.74%	181.25%
Loans held for investment	0.90	1.14	1.62	1.37	1.20
Net charge-offs as a percentage of:
Provision for loan losses	282.16	263.62	70.16	41.06	78.21
Allowance for loan losses	13.04	58.43	43.27	10.89	36.10
Average loans held for investment	0.13%	0.69%	0.71%	0.15%	0.48%
Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. We use the securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk and meet collateral as well as regulatory capital requirements. We manage the securities portfolio to optimize returns while maintaining an appropriate level of risk. Securities within the portfolio are classified as either held-to-maturity, available-for-sale or at fair value through income, based on the intent and objective of the investment and the ability to hold to maturity. Unrealized gains and losses arising in the available for sale portfolio as a result of changes in the fair value of the securities are reported on an after-tax basis as a component of accumulated other comprehensive income in stockholders' equity while securities classified as held to maturity are carried at amortized cost. For further discussion of the valuation components and classification of investment securities, see Note 1 - Significant Accounting Policies in the consolidated financial statements contained in Item 8 of this report.
Our securities portfolio totaled $606.2 million at December 31, 2018, representing an increase of $169.4 million, or 38.8%, from $436.8 million at December 31, 2017. During the quarter ended September 30, 2018, we borrowed $250.0 million from the Federal Home Loan Bank of Dallas ("FHLB") to fund loan growth and manage short-term liquidity. However, the portion not utilized to repay higher rate advances was re-deployed into higher yielding interest earning assets such as loans, investment securities and interest bearing cash accounts. For additional information regarding our securities portfolio, please see Note 3 - Securities in the consolidated financial statements contained in Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2018		2017		2016
Available for sale:	Amount	% of Total	Amount	% of Total	Amount	% of Total
State and municipal securities	$100,883	17.5%	$129,978	32.1%	$132,469	35.3%
Corporate bonds	11,034	1.9	3,136	0.8	—	—
U.S. government and agency securities	61,150	10.6	—	—	—	—
Commercial mortgage-backed securities	16,766	2.9	—	—	—	—
Residential mortgage-backed securities	186,315	32.4	105,029	26.0	106,021	28.2
Residential collateralized mortgage obligations	199,496	34.7	166,389	41.1	137,027	36.5
Total	$575,644	100.0%	$404,532	100.0%	$375,517	100.0%
Held to maturity:
State and municipal securities	$19,169		$20,188		$20,710
Securities carried at fair value through income:
State and municipal securities	$11,361		$12,033		$12,511
The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2018. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2018
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities	$3,139	3.11%	$25,422	3.06%	$66,231	2.57%	$6,091	3.61%	$100,883	2.77%
Corporate bonds	—	—	—	—	11,034	4.60	—	—	11,034	4.60
U.S. government and agency securities	55,515	2.42	—	—	4,879	3.38	756	3.93	61,150	2.52
Commercial mortgage-backed securities	—	—	7,572	2.66	4,792	3.51	4,402	3.64	16,766	3.16
Residential mortgage-backed securities	—	—	—	—	40,475	2.66	145,840	2.89	186,315	2.84
Residential collateralized mortgage obligations	—	—	—	—	—	—	199,496	2.70	199,496	2.70
Total securities available for sale	$58,654	2.46%	$32,994	2.97%	$127,411	2.84%	$356,585	2.81%	$575,644	2.79%
Held to maturity:
State and municipal securities	$—	—%	$13,954	2.97%	$—	—%	$5,215	0.79%	$19,169	2.38%
Securities carried at fair value through income:
State and municipal securities	—	—	—	—	—	—	11,361	3.41	11,361	3.41
Total	$58,654	2.46%	$46,948	2.97%	$127,411	2.84%	$373,161	2.80%	$606,174	2.79%
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay outstanding amounts. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average life of this security.
Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of consolidated stockholders' equity at December 31, 2018, or December 31, 2017. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.
Securities Carried at Fair Value through Income
At December 31, 2018, and 2017, we held two fixed-rate community investment bonds totaling $11.4 million and $12.0 million, respectively. We elected the fair value option on these securities to offset corresponding changes in the fair value of related interest rate swap agreements.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities. Our policy also permits the acceptance of brokered deposits on a limited basis, and our current deposits labeled as brokered are relationship-based accounts that we believe are stable.
We manage our interest expense on deposits through specific deposit product pricing that is based on competitive pricing, economic conditions and current and anticipated funding needs. We may use interest rates as a mechanism to attract or deter additional deposits based on our anticipated funding needs and liquidity position. We also consider potential interest rate risk caused by extended maturities of time deposits when setting the interest rates in periods of future economic uncertainty.
The following table presents our deposit mix at the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$951,015	25.1%	$832,853	23.7%	$780,065	22.7%
Interest-bearing demand	738,725	19.5	738,967	21.0	788,936	22.9
Money market	815,997	21.6	900,039	25.7	793,016	23.0
Time deposits	796,552	21.1	619,093	17.6	648,941	18.8
Brokered (1)	332,341	8.8	276,214	7.9	295,403	8.6
Savings	148,508	3.9	144,848	4.1	136,905	4.0
Total deposits	$3,783,138	100.0%	$3,512,014	100.0%	$3,443,266	100.0%
____________________________

(1)	Brokered time deposits of $7.9 million are included in the brokered category for December 31, 2018.

The following schedule reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$690,061	$3,951	0.57%	$692,249	$2,728	0.39%	$724,237	$2,302	0.32%
Money market	887,817	9,328	1.05	873,917	6,529	0.75	744,356	4,513	0.61
Time deposits	712,913	10,669	1.50	630,770	6,607	1.05	673,774	6,543	0.97
Brokered	270,109	5,530	2.05	275,957	3,272	1.19	299,028	1,722	0.58
Savings	148,377	193	0.13	143,565	178	0.12	136,859	170	0.12
Total interest-bearing	2,709,277	29,671	1.10	2,616,458	19,314	0.74	2,578,254	15,250	0.59
Noninterest-bearing demand	948,585			841,375			758,878
Total average deposits	$3,657,862	$29,671	0.81%	$3,457,833	$19,314	0.56%	$3,337,132	$15,250	0.46%
Our average deposit balance was $3.66 billion for the year ended December 31, 2018, an increase of $200.0 million, or 5.8%, from $3.46 billion for the year ended December 31, 2017. This increase is primarily due to our continued relationship-based efforts to attract deposits within our markets. The average annualized rate paid on our interest-bearing deposits for the year ended December 31, 2018, was 1.10%, compared to 0.74% for the year ended December 31, 2017. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that occurred during 2018, which caused us to increase the interest rates we paid on deposits to remain competitive with other depository institutions in our markets.
Average noninterest-bearing deposits at December 31, 2018, were $948.6 million, compared to $841.4 million at December 31, 2017, an increase of $107.2 million, or 12.7%, and represented 25.9% and 24.3% of average total deposits for the years ended December 31, 2018, and 2017, respectively.
The following table presents the maturity distribution of our time deposits as of December 31, 2018:

(Dollars in thousands)	Time Deposits (1)
Remaining maturity:	Certificates less than $100,000	Certificates of $100,000 or more
3 months or less	$25,478	$62,784
Over 3 through 6 months	20,893	141,286
Over 6 through 12 months	40,332	181,976
Over 12 months	78,793	252,861
Total	$165,496	$638,907
____________________________

(1)	Includes $7.9 million of brokered time deposits.
Borrowings
Long-term and short-term advances from the FHLB increased by $198.7 million and $100.0 million, respectively, at December 31, 2018, compared to December 31, 2017. The increase in long-term advances was due to a $250.0 million FHLB advance obtained in the third quarter of 2018, which was re-deployed into higher yielding interest-earning assets and to replace existing higher rate FHLB advances. Short-term FHLB advances were utilized to provide short-term liquidity as we experienced a delay in the receipt of bank deposits from state and local municipalities compared to the timing of historical cash inflows. The short-term liquidity demand was driven primarily by significant loan growth during the fourth quarter of 2018.
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017	2016
Overnight repurchase agreements with depositors	$40,314	$36,178	$33,445
Short-term FHLB advances	100,000	—	—
GNMA repurchase liability	30,649	32,575	23,532
Long-term FHLB advances(1)	274,261	75,604	76,898
Total FHLB advances and other borrowings	$445,224	$144,357	$133,875
Junior subordinated debentures	$9,644	$9,619	$9.596
____________________________

(1)	Includes an FHLB advance of $250.0 million at December 31, 2018, which has a final maturity in 2033 that may be called quarterly at the option of the FHLB beginning in the third quarter of 2019.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 0.86% and 0.29% for the years ended December 31, 2018 and 2017, respectively.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year. Interest rates for FHLB long-term advances outstanding at December 31, 2018, ranged from 1.65% to 5.72% and were subject to restrictions or penalties in the event of prepayment.
As of December 31, 2018, we held 16 unfunded letters of credit from the FHLB totaling $186.6 million with expiration dates ranging from February 14, 2019, to November 30, 2020. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers' businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien as of December 31, 2018, and December 31, 2017, were $468.8 million and $649.0 million, respectively.
Additionally, as of December 31, 2018, we had the ability to borrow $795.5 million from the discount window at the Federal Reserve Bank of Dallas ("FRB"), with $1.05 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line as of December 31, 2018.
Liquidity
Management oversees our liquidity position to ensure adequate cash and liquid assets are available to support our operations and satisfy current and future financial obligations, including demand for loan funding and deposit withdrawals. Management continually monitors, forecasts and tests our liquidity and non-core dependency ratios to ensure compliance with targets established by our Asset-Liability Management Committee and approved by our board of directors.
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At December 31, 2018, and December 31, 2017, our cash and liquid securities totaled 5.0% and 5.7% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. At December 31, 2018, and December 31, 2017, the Company had available cash balances of $5.9 million and $10.6 million, respectively. This cash is available for the general corporate purposes described above, as well as providing capital support to the Bank and financing potential future acquisitions. In addition, the Company has up to $50.0 million available under a line of credit. See Note 10 - Borrowings contained in Item 8 of this report for more information.
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies. See "Item 1. Business - Regulation and Supervision" above for more information.
In addition to cash generated from operations, we utilize a number of funding sources to manage our liquidity, including core deposits, investment securities, cash and cash equivalents, loan repayments, federal funds lines of credit available from other financial institutions, as well as advances from the FHLB. We may also use the discount window at the FRB as a source of short-term funding.
Core deposits, which are total deposits excluding time deposits greater than $250,000 and brokered deposits, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring our liquidity.
The investment portfolio is another source for meeting our liquidity needs. Monthly payments on mortgage-backed securities are used for short-term liquidity, and our investments are generally traded in active markets that offer a readily available source of cash through sales, if needed. Securities in our investment portfolio are also used to secure certain deposit types, such as deposits from state and local municipalities.
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits. See Note 10 - Borrowings contained in Item 8 of this report for additional borrowing capacity and outstanding advances at the FHLB.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either date, please see Note 10 - Borrowings contained in Item 8 of this report for detail regarding our lines of credit. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line as of December 31, 2018.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

(Dollars in thousands)	Payments Due by Period
December 31, 2018	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Operating lease obligations	$4,392	$7,888	$6,646	$10,690	$29,616
FHLB advances(1)	100,828	2,242	7,002	264,189	374,261
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	472,750	281,102	50,521	30	804,403
Limited partnership investments(2)	5,215	—	—	—	5,215
Low income housing tax credits	505	165	204	484	1,358
Overnight repurchase agreements with depositors	40,314	—	—	—	40,314
Total contractual obligations	$624,004	$291,397	$64,373	$286,219	$1,265,993
____________________________

(1)
Included in the Greater than Five Years category is an FHLB advance of $250.0 million, which has a final maturity in 2033 that may be called quarterly at the option of the FHLB beginning in the third quarter of 2019.

(2)
These commitments represent amounts we are obligated to contribute to various limited partnership investments in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the Less than One Year category.

Credit Related Commitments
Commitments to extend credit include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements.
A substantial majority of the letters of credit are standby agreements that obligate us to fulfill a customer's financial commitments to a third party if the customer is unable to perform. We issue standby letters of credit primarily to provide credit enhancement to our customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	December 31, 2018
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$405,833	$514,201	$214,488	$44,213	$1,178,735
Standby letters of credit	43,370	3,490	—	—	46,860
Total off-balance sheet commitments	$449,203	$517,691	$214,488	$44,213	$1,225,595
____________________________

(1)	Includes $360.2 million of unconditionally cancellable commitments at December 31, 2018.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At December 31, 2018, stockholders' equity was $549.8 million, representing an increase of $94.5 million, or 20.8%, compared to $455.3 million at December 31, 2017.
Initial Public Offering
In May 2018, we completed the initial public offering of our common stock at a price to the public of $34.00 per share. We issued 3,045,426 shares in the offering, including 545,426 shares sold at the option of the underwriters, and certain selling stockholders sold 1,136,176 shares in the offering. We received net proceeds of $96.3 million, before expenses, in the offering. Our common stock became eligible for trading on May 9, 2018, on the Nasdaq Global Select Market under the symbol "OBNK."
RCF Acquisition
In July 2018, we acquired RCF, a Louisiana-based independent insurance agency, issuing 66,824 shares of our common stock at a price of $40.50 per share. Common stock outstanding and additional paid in capital increased by $334,000 and $2.4 million, respectively, in partial consideration of the acquisition.
Preferred Stock
In 2018, we redeemed all of the 48,260 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series SBLF ("SBLF Preferred Stock"). The aggregate redemption price of the SBLF Preferred Stock was $49.1 million, which included accrued dividends of $808,000. The SBLF Preferred Stock was redeemed from our surplus capital, which included the proceeds of our initial public offering and terminated our participation in the Small Business Lending Fund program.
During 2018, all of the 901,644 shares of our outstanding Series D preferred stock were converted into shares of our common stock, on a one-for-one basis. As a result, no shares of Series D preferred stock were outstanding at December 31, 2018.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision". Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2018 and 2017, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Deposit Insurance Corporation. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	December 31, 2018		December 31, 2017
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$519,468	11.94%	$360,069	9.35%
Tier 1 capital (to risk-weighted assets)	528,786	12.16	433,338	11.25
Total capital (to risk-weighted assets)	564,437	12.98	472,437	12.26
Tier 1 capital (to average assets)	528,786	11.21	433,338	10.53

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$508,826	11.73%	$416,175	10.82%
Tier 1 capital (to risk-weighted assets)	508,826	11.73	416,175	10.82
Total capital (to risk-weighted assets)	544,477	12.55	455,274	11.84
Tier 1 capital (to average assets)	508,826	10.81	416,175	10.13

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
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
Our exposure to interest rate risk is managed by the Bank's Asset-Liability Management Committee in accordance with policies approved by the Bank's board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors.
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
We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. The average life of non-maturity deposit accounts is based on our balance retention rates using a vintage study methodology. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the near future. As of December 31, 2018, we modeled outside of our internal policy limits in certain interest rate shock scenarios due to our asset sensitivity. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the future.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	December 31, 2018
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	19.2%	(3.6)%
+300	14.5	(2.8)
+200	9.7	(2.2)
+100	4.9	(1.3)
Base
-100	(6.2)	1.2
-200	(15.3)	0.8
We have found that, historically, interest rates on deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets verses interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.
Impact of Inflation
Our consolidated financial statements and related notes included in Item 8 of this report have been prepared in accordance with U.S. GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity.

Item 8.    Financial Statements and Supplementary Data
ORIGIN BANCORP, INC.
Financial Statements
DECEMBER 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP
We have served as the Company's auditor since 2016.
Little Rock, Arkansas
February 28, 2019

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Cash and due from banks	$71,008	$78,489
Interest-bearing deposits in banks	45,670	108,698
Total cash and cash equivalents	116,678	187,187
Securities:
Available for sale	575,644	404,532
Held to maturity (fair value of $19,136 and $20,265, respectively)	19,169	20,188
Securities carried at fair value through income	11,361	12,033
Total securities	606,174	436,753
Non-marketable equity securities held in other financial institutions	42,149	22,967
Loans held for sale ($21,562 and $32,768 at fair value, respectively)	52,210	65,343
Loans, net of allowance for loan losses of $34,203 and $37,083, respectively ($18,571 and $26,611 at fair value, respectively)	3,754,902	3,203,948
Premises and equipment, net	75,014	77,408
Mortgage servicing rights	25,114	24,182
Cash surrender value of bank-owned life insurance	32,706	27,993
Goodwill and other intangible assets, net	32,861	24,336
Accrued interest receivable and other assets	83,768	83,878
Total assets	$4,821,576	$4,153,995
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$951,015	$832,853
Interest-bearing deposits	2,027,720	2,060,068
Time deposits	804,403	619,093
Total deposits	3,783,138	3,512,014
Federal Home Loan Bank ("FHLB") advances and other borrowings	445,224	144,357
Junior subordinated debentures, net	9,644	9,619
Accrued expenses and other liabilities	33,791	32,663
Total liabilities	4,271,797	3,698,653
Commitments and contingencies	—	34,991
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized:
Preferred stock - Series SBLF (zero and 48,260 shares authorized; zero and 48,260 shares issued at December 31, 2018, and December 31, 2017, respectively)	—	48,260
Preferred stock - Series D (zero and 950,000 shares authorized; zero and 901,644 shares issued at December 31, 2018, and December 31, 2017, respectively)	—	16,998
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,726,559 and 19,518,752 shares issued at December 31, 2018, and December 31, 2017, respectively)	118,633	97,594
Additional paid‑in capital	242,041	146,061
Retained earnings	191,585	145,122
Accumulated other comprehensive (loss) income	(2,480)	1,307
	549,779	455,342
Less: Retirement Plan-owned (formerly ESOP) shares	—	34,991
Total stockholders' equity	549,779	420,351
Total liabilities and stockholders' equity	$4,821,576	$4,153,995

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Interest and dividend income
Interest and fees on loans	$169,384	$138,858	$127,846
Investment securities-taxable	9,843	6,233	4,970
Investment securities-nontaxable	4,465	4,766	4,900
Interest and dividend income on assets held in other financial institutions	4,396	2,736	1,435
Federal funds sold	8	—	—
Total interest and dividend income	188,096	152,593	139,151
Interest expense
Interest-bearing deposits	29,671	19,314	15,250
FHLB advances and other borrowings	4,420	2,426	2,672
Subordinated debentures	553	548	546
Total interest expense	34,644	22,288	18,468
Net interest income	153,452	130,305	120,683
Provision for credit losses	1,014	8,336	30,078
Net interest income after provision for credit losses	152,438	121,969	90,605
Noninterest income
Service charges and fees	12,754	11,606	11,019
Mortgage banking revenue	9,620	15,806	14,869
Insurance commission and fee income	9,720	7,207	6,775
(Loss) gain on sales of securities, net	(8)	—	136
Loss on non-mortgage loans held for sale, net	—	(12,708)	—
(Loss) gain on sales and disposals of other assets, net	(170)	1,036	(515)
Other fee income	1,811	2,176	2,970
Other income	7,513	4,064	6,614
Total noninterest income	41,240	29,187	41,868
Noninterest expense
Salaries and employee benefits	80,487	70,862	63,605
Occupancy and equipment, net	15,445	15,915	17,127
Data processing	6,182	5,209	4,837
Electronic banking	2,883	2,056	2,365
Communications	2,028	1,928	2,474
Advertising and marketing	4,275	2,923	2,849
Professional services	3,269	4,722	4,587
Regulatory assessments	2,457	2,867	3,229
Loan related expenses	3,039	4,419	3,873
Office and operations	5,881	5,498	6,003
Litigation settlement	—	10,000	—
Other expenses	5,290	4,275	5,758
Total noninterest expense	131,236	130,674	116,707
Income before income tax expense	62,442	20,482	15,766
Income tax expense	10,837	5,813	2,916
Net income	$51,605	$14,669	$12,850
Preferred stock dividends	$1,923	$4,461	$4,398
Net income allocated to participating stockholders	1,029	377	316
Net income available to common stockholders	$48,653	$9,831	$8,136
Basic earnings per common share	$2.21	$0.51	$0.46
Diluted earnings per common share	2.20	0.50	0.46

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$51,605	$14,669	$12,850
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding losses arising during the period	(5,260)	(3,414)	(2,599)
Net losses realized as a yield adjustment in interest on investment securities	(10)	(10)	(9)
Reclassification adjustment for net losses (gains) included in net income	8	—	(136)
Change in the net unrealized losses on investment securities, before tax	(5,262)	(3,424)	(2,744)
Income tax benefit related to net unrealized losses arising during the period	(1,105)	(1,199)	(960)
Change in the net unrealized loss on investment securities, net of tax	(4,157)	(2,225)	(1,784)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	104	4	(60)
Reclassification adjustment for losses included in net income	7	102	157
Change in the net unrealized gain on cash flow hedges, before tax	111	106	97
Income tax expense related to net unrealized gains on cash flow hedges	23	37	34
Change in the net unrealized gain on cash flow hedges, net of tax	88	69	63
Other comprehensive loss, net of tax	(4,069)	(2,156)	(1,721)
Comprehensive income	$47,536	$12,513	$11,129

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated Retirement Plan Shares	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
Balance at January 1, 2016(1)	17,399,534	$48,260	$15,000	$43,549	$155,584	$131,328	$(465)	$5,184	$(25,507)	$372,933
Net income	—	—	—	—	—	12,850	—	—	—	12,850
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,721)	—	(1,721)
Recognition of stock compensation, net	89,269	—	—	484	1,061	—	—	—	—	1,545
Net change in Retirement Plan-owned (formerly ESOP) shares	40,292	—	—	—	—	—	465	—	44	509
Net change in fair value of Retirement Plan-owned (formerly ESOP) shares	—	—	—	—	—	—	—	—	(3,101)	(3,101)
Stock issuance - Common	1,954,623	—	—	9,773	32,036	—	—	—	—	41,809
Stock issuance - Preferred	—	—	1,998	—	—	—	—	—	—	1,998
Two for one common stock split in the form of a 100% dividend	—	—	—	43,613	(43,613)	—	—	—	—	—
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(4,290)	—	—	—	(4,290)
Dividends declared - Series D preferred stock	—	—	—	—	—	(108)	—	—	—	(108)
Dividends declared - common stock ($0.13 per share)(1)	—	—	—	—	—	(2,331)	—	—	—	(2,331)
Balance at December 31, 2016	19,483,718	48,260	16,998	97,419	145,068	137,449	—	3,463	(28,564)	420,093
Net income	—	—	—	—	—	14,669	—	—	—	14,669
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,156)	—	(2,156)
Recognition of stock compensation, net	35,034	—	—	175	750	—	—	—	—	925
Tax benefit of 2016 stock issuance costs	—	—	—	—	243	—	—	—	—	243
Net change in fair value of Retirement Plan-owned (formerly ESOP) shares	—	—	—	—	—	—	—	—	(6,427)	(6,427)
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(4,344)	—	—	—	(4,344)
Dividends declared - Series D preferred stock	—	—	—	—	—	(117)	—	—	—	(117)
Dividends declared - common stock ($0.13 per share)	—	—	—	—	—	(2,535)	—	—	—	(2,535)
Balance at December 31, 2017	19,518,752	48,260	16,998	97,594	146,061	145,122	—	1,307	(34,991)	420,351

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)
(continued)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated Retirement Plan Shares	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
Net income	—	—	—	—	—	51,605	—	—	—	51,605
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,069)	—	(4,069)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	—	282	—	—
Recognition of stock compensation, net	193,913	—	—	970	1,028	—	—	—	—	1,998
Terminated Retirement Plan (formerly ESOP) put option	—	—	—	—	—	—	—	—	34,991	34,991
Stock issuance - common	3,045,426	—	—	15,227	80,090	—	—	—	—	95,317
Stock issuance - RCF acquisition	66,824	—	—	334	2,372	—	—	—	—	2,706
Redemption of preferred stock - Series SBLF	—	(48,260)	—	—	—	—	—	—	—	(48,260)
Conversion of preferred stock - Series D to common stock	901,644	—	(16,998)	4,508	12,490	—	—	—	—	—
Dividends declared - Series SBLF preferred stock	—	—	—	—	—	(1,894)	—	—	—	(1,894)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	—	(29)
Dividends declared - common stock ($0.13 per share)	—	—	—	—	—	(2,937)	—	—	—	(2,937)
Balance at December 31, 2018	23,726,559	$—	$—	$118,633	$242,041	$191,585	$—	$(2,480)	$—	$549,779
____________________________

(1)	Presentation for 2016 beginning share and per share amounts has been adjusted to reflect a 2-for-1 stock split that occurred on October 5, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
Cash flows from operating activities:	2018	2017	2016
Net income	$51,605	$14,669	$12,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,014	8,336	30,078
Depreciation and amortization	5,869	5,852	7,848
Net amortization on securities	1,138	1,416	1,347
Amortization of investments in tax credit funds	1,899	2,629	2,251
Net realized loss (gain) on securities sold	8	—	(136)
Deferred income tax expense	5,637	4,931	1,400
Stock-based compensation expense	1,462	1,150	1,547
Originations of mortgage loans held for sale	(300,093)	(500,234)	(745,320)
Proceeds from mortgage loans held for sale	309,153	517,326	754,667
Gain on mortgage loans held for sale, including origination of servicing rights	(6,403)	(11,615)	(12,546)
Net loss (gain) on disposals of premises and equipment	75	(1,434)	198
Loss on non-mortgage loans held for sale	—	12,708	—
Increase in the cash surrender value of life insurance	(713)	(631)	(708)
Gain on equity securities without a readily determinable fair value	(1,977)	—	—
Net losses on sales and write downs of other real estate owned	95	398	328
Other operating activities, net	9,057	6,487	774
Net cash provided by operating activities	77,826	61,988	54,578
Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(6,596)	—	—
Purchases of securities available for sale	(477,548)	(443,033)	(465,690)
Maturities, paydowns and calls of securities available for sale	279,152	409,180	433,361
Proceeds from sales of securities available for sale	20,877	—	7,136
Maturities, paydowns and calls of securities held to maturity	1,018	520	513
Paydowns of securities carried at fair value	414	381	673
Net purchases of non-marketable equity securities held in other financial institutions	(17,026)	(3,199)	(318)
Paydowns and proceeds from non-mortgage loans held for sale	—	13,260	—
Originations of mortgage warehouse loans	(4,495,650)	(4,343,469)	(3,677,464)
Proceeds from pay-offs of mortgage warehouse loans	4,542,822	4,344,800	3,722,658
Net increase in loans, excluding mortgage warehouse and loans held for sale	(601,153)	(179,383)	(169,338)
Purchase of bank-owned life insurance	(4,000)	—	—
Return of capital on limited partnership investments	456	844	3,598
Capital calls on limited partnership investments	(2,838)	(2,175)	(3,805)
Purchases of premises and equipment	(5,482)	(3,031)	(7,925)
Proceeds from sales of premises and equipment	111	4,411	44
Proceeds from sales of other real estate owned	516	3,244	1,852
Net cash used in investing activities	(764,927)	(197,650)	(154,705)

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
Cash flows from financing activities:	2018	2017	2016
Net increase in deposits	271,124	68,748	55,446
Proceeds from FHLB advances	250,000	—	2,975
Repayments on FHLB advances	(51,342)	(1,294)	(4,141)
Net increase (decrease) in other borrowed funds	101,164	—	(3,600)
Net increase (decrease) in securities sold under agreements to repurchase	4,135	2,733	(4,933)
Dividends paid	(5,941)	(6,996)	(5,764)
Taxes paid related to net share settlement of equity awards	(25)	(348)	(739)
Cash received from exercise of stock options	559	123	737
Proceeds from issuance of common stock, net of offering expenses	95,178	—	41,809
Redemption of Series SBLF preferred stock	(48,260)	—	—
Proceeds from issuance of preferred stock	—	—	1,998
Net cash provided by financing activities	616,592	62,966	83,788
Net decrease in cash and cash equivalents	(70,509)	(72,696)	(16,339)
Cash and cash equivalents at beginning of period	187,187	259,883	276,222
Cash and cash equivalents at end of period	$116,678	$187,187	$259,883

Interest paid	$34,390	$22,686	$18,564
Income taxes paid	675	5,268	7,091
Significant non-cash transactions:
Real estate acquired in settlement of loans	1,057	749	3,729
Conversion of Series D preferred stock to common stock	16,998	—	—
Fair value of common stock issued in conjunction with business combination	2,706	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 41 banking centers located in North Louisiana, Central Mississippi, Dallas/Fort Worth and Houston, Texas. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), doing business as Thomas & Farr, and Reeves, Coon and Funderburg ("RCF"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
Reclassifications.    Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or stockholders' equity.
Variable Interest Entities.    The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company's wholly owned subsidiaries CTB Statutory Trust I and First Louisiana Statutory Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company's consolidated financial statements.
Operating Segments.    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts, all with similar operating and economic characteristics. While the chief operating decision-maker monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.
Use of Estimates.    To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are subject to significant change in the near term are the allowance for loan losses, valuation of other real estate owned, fair value of mortgage servicing rights, realization of deferred tax assets, fair values of financial instruments and the status of contingencies. Actual results could differ from those estimates.
Cash and Cash Equivalents.    For purposes of the statement of cash flows, the Company considers all cash on hand, demand deposits with other banks, federal funds sold and short term interest-bearing cash items with an original maturity less than 90 days to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

At December 31, 2018 and 2017 the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 11 - Derivative Financial Instruments. At December 31, 2018, and 2017 the Company had no reserve requirement for cash balances with the Federal Reserve.
Securities.    The Company accounts for debt and equity securities as follows:
Available for Sale ("AFS") - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at fair value. Fair value is determined using published quotes. If quoted market prices are not available, fair values are based on other methods including, but not limited to the discounting of cash flows.
Held to Maturity ("HTM") - Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.
Securities Carried at Fair Value through Income - Debt securities for which the Company has elected the fair value option for accounting are classified as securities carried at fair value through income. Management has elected the fair value option for these items to offset the corresponding change in fair value of related interest rate swap agreements. Fair value is determined using discounted cash flows and credit quality indicators. Changes in fair value are reported through the consolidated statements of income as a part of other noninterest income.
Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in accumulated other comprehensive income until realized. Declines in the fair value of AFS and HTM securities below their cost are reflected in earnings as realized losses to the extent the impairment is deemed to be other-than-temporary credit losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) management's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The amount of the impairment related to other factors is recognized in other comprehensive income unless there is no ability or intent to hold to recovery.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities to the earlier of the call date or maturity date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas ("FRB") or the Federal Home Loan Bank of Dallas ("FHLB"), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company's remaining equity investments in other financial institutions, totaling $11.7 million and $7.5 million at December 31, 2018 and 2017, respectively, qualify for the practicability exception under Accounting Standards Update ("ASU") 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and was determined not to be impaired for the years ended December 31, 2018, 2017 and 2016.
Loans Held for Sale.    Loans held for sale include mortgage loans and are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income.
Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are mandatory forward commitments, and the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments carried at fair value.
Gains and losses resulting from sales of mortgage loans are realized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price (including the fair value of any items such as mortgage servicing rights) and the carrying amount of the loans sold. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Loans.    Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, and certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Late fees are recognized as income when earned, assuming collectability is reasonably assured.
The Company has elected the fair value option on a small portion of its loans held for investment, with changes in fair value recorded in noninterest income. For these loans, the earned current contractual interest payment is recognized in interest income. Loan origination costs and fees are recognized in earnings as incurred and not deferred. Because these loans are recognized at fair value, the Company's allowance for loan losses policy does not apply to these loans. Fair value is determined using discounted cash flows and credit quality indicators.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and classifies these overdrafts as loans in its consolidated balance sheets.
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest.
Allowance for Loan Losses.    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for loan losses when management believes the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, and an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the expected loss, given default, derived from the Company's internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
Delinquency statistics are updated at least monthly and are the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a regular basis.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans include nonperforming loans and loans modified in troubled debt restructurings ("TDRs"). TDRs are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (1) the borrower is experiencing financial difficulty and (2) the restructuring constitutes a concession. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company assesses all loan modifications to determine whether they constitute a TDR. All TDRs are considered impaired loans. Impairment is

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Premises and Equipment, net.    Land is carried at cost. Buildings and improvements are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from 35 to 39 years. Furniture, fixtures, and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are capitalized and depreciated using the straight-line method over the estimated useful lives of the leasehold improvements or the expected terms of the leases, if shorter.
Mortgage Servicing Rights and Transfers of Financial Assets.    Gains or losses on "servicing-retained" loan sale transactions generally include a component reflecting the differential between the contractual interest rate of the loan and the interest rate to be received by the investor. The present value of the estimated future profit for servicing the loans is also taken into account in determining the amount of gain or loss on the sale of these loans. For loans sold servicing-retained, the fair value of mortgage servicing rights is recorded as an asset, with their value estimated using a discounted cash flow methodology to arrive at the present value of future expected earnings from the servicing of the loans. Significant model inputs include prepayment speeds, discount rates, and servicing costs. Servicing revenues are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.
Loans sold into the secondary market are considered transfers of financial assets. These transfers are accounted for as sales when control over the asset has been surrendered, which is deemed to have occurred when: an asset does not have any claims to it by the transferor or their creditors, including in bankruptcy or other receivership situations; the transferee obtains the unconditional right to pledge or exchange the asset; or the transfer does not include a repurchase provision above the limited recourse provisions of these loan sales.
Derivative Instruments and Hedging Activities.    All derivatives are recorded on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. During the term of a cash flow hedge contract the effective portion of changes in fair value in the derivative instrument are recorded in accumulated other comprehensive income. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. Note 11 - Derivative Financial Instruments describes the derivative instruments currently used by the Company and discloses how these derivatives impact its consolidated balance sheets and statements of income.
Goodwill and Other Intangible Assets.    Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, which is October 1 for the Company, or more often if events or circumstances indicate that there may be impairment. Other intangible assets, such as relationship based intangibles and core deposit intangibles, are amortized on a basis consistent with the receipt of economic benefit to us. Such assets are evaluated at least annually as to the recoverability of their carrying value for potential impairment. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.
Other Real Estate Owned.    Other real estate owned ("OREO") represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell, at the date of foreclosure establishing a new cost basis. Fair value is determined based on third party appraisals. Any subsequent capital improvements that increase value are added to the balance of the properties. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2018 and 2017 the balance of OREO was $3.7 million and $499,000, respectively, and included as a component of other assets in the accompanying consolidated balance sheets.
Overnight Repurchase Agreements with Depositors.    The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates it to repurchase the assets. Securities sold under agreements to repurchase generally mature on the banking day following that on which the investment was initially sold and are treated as collateralized financing transactions which are recorded at the amounts at which the securities were sold plus accrued interest. Interest rates and maturity dates of the securities involved vary and are not intended to be matched with funds from customers.
Mortgage Banking Revenue.    This revenue category primarily reflects the Company's mortgage production, sales and mortgage servicing revenue, including fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing; and the impact of risk management activities associated with the mortgage pipeline and mortgage servicing rights ("MSRs"). This revenue category also includes gains and losses on sales and changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Changes in the fair value of MSRs are reported in mortgage banking revenue. Net interest income from mortgage loans is recorded in interest income.
Income Taxes.    Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2018 or 2017.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no penalties or related interest for the years ended December 31, 2018, 2017 or 2016. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Stock-Based Compensation.    The cost of employee services received in exchange for stock options or restricted stock grants are measured using the fair value of the award on the grant date and is recognized over the service period. During 2016, the Company adopted the amendments outlined in ASU No. 2016-09 — Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adoption of the ASU did not have a significant impact on its consolidated financial statements or disclosures.
Other Investments.    The Company accounts for investments in limited partnerships, limited liability companies ("LLCs"), and other privately held companies using either the equity method of accounting or at amortized cost net of impairments and observable price changes. The accounting treatment depends upon the Company's percentage ownership or degree of management influence.
Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect its share of income or loss of the investee. The Company's recognition of earnings or losses from an equity method investment is based on its ownership percentage in the investee and the investee's earnings for the reporting period, and is recorded on a one-quarter lag.
All of the Company's investments in limited partnerships, LLCs, and other companies are privately held, and their fair values are not readily available. Management evaluates the investments in investees for impairment based on the

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

investee's ability to generate cash through its operations or obtain alternative financing, and other subjective factors. There are inherent risks associated with investments in such companies, which may result in volatility in the consolidated statements of income in future periods.
At December 31, 2018, and 2017, investments in limited partnerships, LLCs and other privately held companies totaled $14.5 million and $11.3 million, respectively, and were included in other assets in the accompanying consolidated balance sheets.
Investments in Tax Credit Entities.    As part of its Community Reinvestment Act responsibilities and due to their favorable economic characteristics, the Company invests in tax credit-motivated projects primarily in the markets it serves. These projects are directed at tax credits issued under Low-Income Housing Tax Credits. The Company generates returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years beginning in the year in which rental activity commences. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.
The Company invests in a tax credit entity, usually an LLC, which owns the real estate. The Company receives a nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing Tax Credit programs). Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investment by amortizing the investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value. Amortization is included as a component of income tax expense.
The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2018, and 2017, the Company had investments in tax credit entities of $10.6 million and $12.5 million, respectively, which are included in other assets in the accompanying consolidated balance sheets.
Earnings Per Share.    Basic earnings per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security stockholders based on their respective rights to receive dividends. Share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (e.g., restricted stock grants). Preferred stock that receives dividends based on dividends paid on common stock is also considered a participating security (e.g., Series D preferred stock). Undistributed net losses are not allocated to holders of participating securities, as they do not have a contractual obligation to fund the losses incurred by the Company. Net income attributable to common stockholders is then divided by the weighted average number of common shares outstanding during the period, net of participating securities and reduced for average unallocated shares held by the Company's Employee Retirement Plan ("Retirement Plan").
Diluted income per common share considers common stock issuable under the assumed release of unvested restricted stock awards, convertible preferred stock being converted to common stock, and the assumed exercise of stock options granted. The dilutive effect of share-based payment awards that are not deemed to be participating securities is calculated using the treasury stock method, which assumes that the proceeds from exercise are used to purchase common stock at the average market price for the period. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method (which assumes that the participating securities are exercised/released) or the two-class method (which assumes that the participating securities are not exercised/released and earnings are reallocated between common and participating security stockholders). Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. It also changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this ASU also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the consolidated financial statements. This ASU requires an entity to present the earnings effect of the hedging instrument in the same line item in the statement of income in which the earnings effect of the hedged item is reported. For public entities, these amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company has analyzed its hedges and determined that the amendments in this ASU are currently not applicable to any hedge relationships in effect and therefore, no transition adjustment is necessary. The Company has adopted this ASU during the first quarter of 2018, and will apply the updates to hedging instruments prospectively.
ASU No. 2016-15 —Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this guidance on January 1, 2018, and, as a result, reclassified $844,000 and $3.6 million, of return of capital proceeds from limited partnership investments from operating activities to investing activities for the year ended December 31, 2017 and 2016, respectively.
ASU No. 2016-01 —Financial Instruments —Overall (Subtopic 825-10). The Company adopted this update effective January 1, 2018. The main provisions are to eliminate the AFS classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities which do not have readily determinable fair values. The disclosure of fair value of the loan and interest-bearing deposit portfolios has been presented using an exit price methodology and had an immaterial impact on the Company's financial position.
ASU No. 2014-09 —Revenue from Contracts with Customers (Topic 606). The Company adopted this ASU on January 1, 2018, which outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The implementation of this new guidance did not have a material impact on the measurement or recognition of revenue and no cumulative effect adjustment was recorded to opening retained earnings. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
The majority of the Company's revenue is generated from sources outside the scope of Topic 606. Interest and fees on loans, income from investment securities and mortgage banking revenue are all outside the scope of Topic 606 and are

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

recorded in adherence with U.S. GAAP. Service charges and fees on deposit accounts, credit card interchange, insurance commission and fee income, as well as gains and losses on the sale of other assets including OREO are within the scope of Topic 606; however, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Descriptions of the Company's revenue generating activities that are within the scope of Topic 606 are described below.
Service charges and fees on deposit accounts
Service charges and fees on deposit accounts are primarily comprised of maintenance fees, service fees, stop payment and insufficient funds fees. The Company's performance obligation for service fees or other fees covering a period of time are generally satisfied, and related revenue recognized, over the period in which the service is provided. The Company's performance obligations for transactional-based fees are generally satisfied, and related revenue recognized, at a point in time.
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
ASU No. 2018-15, Intangibles, Goodwill and Other, Internal Use Software - (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities that file reports with the Securities and Exchange Commission ("SEC"), the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, early adoption is permitted.
The Company prospectively adopted ASU 2018-15 effective October 1, 2018. As a result of this implementation, capitalized costs relating to internal use software totaled $455,000 at December 31, 2018, and will be expensed over the useful life of the contract rather than expensed as incurred. The asset will be reflected on the consolidated balance sheets in accrued interest receivable and other assets and the related amortization expense will be reflected in data processing expense on the consolidated statements of income.
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in Financial Accounting Standards Board ("FASB") Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. For public business entities that file reports with the SEC, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company is currently evaluating the potential impact of ASU 2016-13 to the consolidated financial statements. In that regard, the Company has formed a working group comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company is currently working through an implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration. The Company is also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate the establishment of an allowance for expected credit losses for certain debt securities and other financial assets. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the impact of adoption is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. For public business entities that file reports with the SEC, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.
ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses in the consolidated statements of income in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, allows entities with an additional (and optional) transition method to adopt the new lease requirements by allowing them to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will make use of this transition option guidance and has finalized the review of key assumptions. Based on its analysis, the Company expects the overall impact to the consolidated balance sheets reflected in the right-of-use asset and corresponding lease obligation liability will be approximately $26.0 million at adoption. The Company adopted this ASU as of January 1, 2019, and the cumulative effect adjustment to retained earnings upon adoption was immaterial.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Basic earnings per common share	2018	2017	2016
Net income	$51,605	$14,669	$12,850
Less: Dividends to preferred stock (1)	1,923	4,461	4,398
Net income allocated to participating stockholders (1) (2)	1,029	377	316
Net income available to common stockholders (3)	$48,653	$9,831	$8,136
Weighted average common shares outstanding (4)	21,995,990	19,418,278	17,545,655
Basic earnings per common share	$2.21	$0.51	$0.46
Diluted earnings per common share
Diluted earnings applicable to common stockholders (3)	$48,819	$9,861	$8,136
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding (4)	21,995,990	19,418,278	17,545,655
Dilutive effect of common stock options	198,439	216,134	187,406
Weighted average diluted common shares outstanding	22,194,429	19,634,412	17,733,061
Diluted earnings per common share	$2.20	$0.50	$0.46
____________________________

(1)
Participating stockholders include those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., nonvested restricted stock grants). Additionally, for period prior to June 30, 2018, Series D preferred stockholders were participating stockholders as those shares participate in dividends with common shares on a one for one basis. Net income allocated to participating stockholders does not include dividends paid to preferred stockholders.

(2)
The average participating share count for the calculation of earnings per share for the year ended December 31, 2018, includes an allocation for Series D preferred stockholders, which were converted to common stock during the quarter ended June 30, 2018.

(3)
Net income available to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(4)	Presentation for 2016 share and per share amounts has been adjusted to reflect a 2-for-1 stock split that occurred on October 5, 2016.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
State and municipal securities	$99,780	$1,266	$(163)	$100,883
Corporate bonds	10,997	102	(65)	11,034
U.S. government and agency securities	61,122	82	(54)	61,150
Commercial mortgage-backed securities	16,672	94	—	16,766
Residential mortgage-backed securities	188,058	417	(2,160)	186,315
Residential collateralized mortgage obligations	202,422	315	(3,241)	199,496
Total	$579,051	$2,276	$(5,683)	$575,644
Held to maturity:
State and municipal securities	$19,169	$—	$(33)	$19,136
Securities carried at fair value through income:
State and municipal securities(1)	$11,503	$—	$—	$11,361

December 31, 2017
Available for sale:
State and municipal securities	$125,909	$4,104	$(35)	$129,978
Corporate bonds	3,000	136	—	3,136
Residential mortgage-backed securities	105,132	492	(595)	105,029
Residential collateralized mortgage obligations	168,645	262	(2,518)	166,389
Total	$402,686	$4,994	$(3,148)	$404,532
Held to maturity:
State and municipal securities	$20,188	$77	$—	$20,265
Securities carried at fair value through income:
State and municipal securities(1)	$11,918	$—	$—	$12,033
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31, 2018, and December 31, 2017, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$13,101	$(50)	$8,463	$(113)	$21,564	$(163)
Corporate bonds	7,932	(65)	—	—	7,932	(65)
U.S. government and agency securities	56,271	(54)	—	—	56,271	(54)
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	18,836	(65)	77,471	(2,095)	96,307	(2,160)
Residential collateralized mortgage obligations	14,711	(79)	120,601	(3,162)	135,312	(3,241)
Total	$110,851	$(313)	$206,535	$(5,370)	$317,386	$(5,683)
Held to maturity:
State and municipal securities	$13,921	$(33)	$—	$—	$13,921	$(33)

December 31, 2017
Available for sale:
State and municipal securities	$2,114	$(5)	$1,210	$(30)	$3,324	$(35)
Residential mortgage-backed securities	46,018	(198)	20,233	(397)	66,251	(595)
Residential collateralized mortgage obligations	70,788	(641)	60,622	(1,877)	131,410	(2,518)
Total	$118,920	$(844)	$82,065	$(2,304)	$200,985	$(3,148)
At December 31, 2018, the Company had 118 individual securities with unrealized losses. The unrealized losses for each of the securities relate to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
Proceeds from sales of securities available for sale and gross gains for the years ended December 31, 2018, 2017 and 2016 are shown below.

	December 31,
(Dollars in thousands)	2018	2017	2016
Proceeds from sales	$20,877	$—	$7,136
Gross realized gains	381	—	136
Gross realized losses	(389)	—	—
Tax (benefit) expense related to securities gains/losses	(2)	—	48

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2018, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$58,681	$58,654
Due after one year through five years	13,954	13,921	25,175	25,422
Due after five years through ten years	—	—	81,253	82,144
Due after ten years	5,215	5,215	6,790	6,847
Commercial mortgage-backed securities	—	—	16,672	16,766
Residential mortgage-backed securities	—	—	188,058	186,315
Residential collateralized mortgage obligations	—	—	202,422	199,496
Total	$19,169	$19,136	$579,051	$575,644
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

	December 31,
(Dollars in thousands)	2018	2017
Carrying value of securities pledged to secure public deposits	$364,055	$276,319
Carrying value of securities pledged to repurchase agreements	48,847	36,685
Note 4 - Loans
Loans consist of the following:

	December 31,
(Dollars in thousands)	2018	2017
Loans held for sale	$52,210	$65,343
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,228,402	$1,083,275
Construction/land/land development	429,660	322,404
Residential real estate	629,714	570,583
Total real estate	2,287,776	1,976,262
Commercial and industrial	1,272,566	989,220
Mortgage warehouse lines of credit	207,871	255,044
Consumer	20,892	20,505
Total loans held for investment(1)	3,789,105	3,241,031
Less: Allowance for loan losses	34,203	37,083
Net loans held for investment	$3,754,902	$3,203,948
____________________________

(1)	Includes net deferred loan fees of $3.2 million and $1.0 million at December 31, 2018, and December 31, 2017, respectively.
Included in total loans held for investment were $18.6 million of commercial real estate loans for which the fair value option was elected as of December 31, 2018. At December 31, 2017, the Company held $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
• Substandard (8)
This grade includes "Substandard" loans under regulatory guidelines. Substandard loans exhibit a well-defined weakness that jeopardizes debt repayment in accordance with contractual agreements, even though the loan may be performing. These obligations are characterized by the distinct possibility that a loss may be incurred if these weaknesses are not corrected and repayment may be dependent upon collateral liquidation or secondary source of repayment.

• Doubtful (9)
This grade includes "Doubtful" loans under regulatory guidelines. Such loans are placed on nonaccrual status and repayment may be dependent upon collateral with no readily determinable valuation or valuations that are highly subjective in nature. Repayment for these loans is considered improbable based on currently existing facts and circumstances.

• Loss (0)	This grade includes "Loss" loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The recorded investment in loans by credit quality indicator at December 31, 2018, and December 31, 2017, excluding loans held for sale, were as follows:

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$1,206,194	$3,101	$19,107	$—	$—	$1,228,402
Construction/land/land development	426,770	157	2,733	—	—	429,660
Residential real estate	617,996	1,142	10,576	—	—	629,714
Total real estate	2,250,960	4,400	32,416	—	—	2,287,776
Commercial and industrial	1,190,718	34,964	46,884	—	—	1,272,566
Mortgage warehouse lines of credit	207,871	—	—	—	—	207,871
Consumer	20,712	—	180	—	—	20,892
Total loans held for investment	$3,670,261	$39,364	$79,480	$—	$—	$3,789,105

(Dollars in thousands)	December 31, 2017
Loans secured by real estate:	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$1,055,911	$7,798	$19,566	$—	$—	$1,083,275
Construction/land/land development	318,488	170	3,746	—	—	322,404
Residential real estate	560,945	778	8,860	—	—	570,583
Total real estate	1,935,344	8,746	32,172	—	—	1,976,262
Commercial and industrial	915,111	15,332	58,777	—	—	989,220
Mortgage warehouse lines of credit	255,044	—	—	—	—	255,044
Consumer	20,223	—	279	3	—	20,505
Total loans held for investment	$3,125,722	$24,078	$91,228	$3	$—	$3,241,031
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Commercial real estate	$458	$1,409	$7,224	$9,091	$1,219,311	$1,228,402	$—
Construction/land/land development	2,657	—	435	3,092	426,568	429,660	—
Residential real estate	2,137	527	4,149	6,813	622,901	629,714	—
Total real estate	5,252	1,936	11,808	18,996	2,268,780	2,287,776	—
Commercial and industrial	276	8,263	6,157	14,696	1,257,870	1,272,566	—
Mortgage warehouse lines of credit	—	—	—	—	207,871	207,871	—
Consumer	383	8	2	393	20,499	20,892	—
Total loans held for investment	$5,911	$10,207	$17,967	$34,085	$3,755,020	$3,789,105	$—

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2017
Loans secured by real estate:	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Commercial real estate	$8,427	$2,791	$1,150	$12,368	$1,070,907	$1,083,275	$—
Construction/land/land development	1,488	172	464	2,124	320,280	322,404	—
Residential real estate	2,630	347	3,910	6,887	563,696	570,583	—
Total real estate	12,545	3,310	5,524	21,379	1,954,883	1,976,262	—
Commercial and industrial	1,517	9,922	8,074	19,513	969,707	989,220	—
Mortgage warehouse lines of credit	—	—	—	—	255,044	255,044	—
Consumer	178	128	74	380	20,125	20,505	—
Total loans held for investment	$14,240	$13,360	$13,672	$41,272	$3,199,759	$3,241,031	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Year Ended December 31, 2018
Loans secured by real estate:	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Commercial real estate	$8,998	$1,300	$226	$1,075	$8,999
Construction/land/land development	2,950	228	6	603	3,331
Residential real estate	5,807	407	133	172	5,705
Commercial and industrial	18,831	5,068	2,206	(353)	15,616
Mortgage warehouse lines of credit	214	—	—	102	316
Consumer	283	121	92	(18)	236
Total	$37,083	$7,124	$2,663	$1,581	$34,203
____________________________

(1)
The $1.0 million provision for credit losses on the consolidated statements of income includes a $1.6 million net loan loss provision and a $567,000 release of provision for off-balance sheet commitments for the year ended December 31, 2018.

(Dollars in thousands)	Year Ended December 31, 2017
Loans secured by real estate:	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance
Commercial real estate	$8,718	$463	$93	$650	$8,998
Construction/land/land development	2,805	3	5	143	2,950
Residential real estate	5,003	1,446	125	2,125	5,807
Commercial and industrial	33,590	21,767	1,918	5,090	18,831
Mortgage warehouse lines of credit	139	—	—	75	214
Consumer	276	198	69	136	283
Total	$50,531	$23,877	$2,210	$8,219	$37,083
____________________________

(1)
The $8.3 million provision for credit losses on the consolidated statements of income includes a $8.2 million net loan loss provision and an $117,000 provision for off-balance sheet commitments for the year ended December 31, 2017.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended December 31, 2016
Loans secured by real estate:	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Commercial real estate	$7,451	$422	$25	$1,664	$8,718
Construction/land/land development	3,927	24	7	(1,105)	2,805
Residential real estate	5,094	505	185	229	5,003
Commercial and industrial	23,648	24,851	4,199	30,594	33,590
Mortgage warehouse lines of credit	761	—	—	(622)	139
Consumer	349	604	126	405	276
Total	$41,230	$26,406	$4,542	$31,165	$50,531
____________________________

(1)
The $30.1 million provision for credit losses on the consolidated statements of income includes a $31.2 million loan loss provision offset by a $1.1 million release of provision for off-balance sheet commitments for the year ended December 31, 2016.

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$5	$8,994	$8,773	$1,201,058
Construction/land/land development	19	3,312	1,017	428,643
Residential real estate	68	5,637	6,876	622,838
Commercial and industrial	255	15,361	16,428	1,256,138
Mortgage warehouse lines of credit	—	316	—	207,871
Consumer	19	217	184	20,708
Total	$366	$33,837	$33,278	$3,737,256
____________________________

(1)
Excludes $18.6 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

(Dollars in thousands)	December 31, 2017
Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$312	$8,686	$4,945	$1,057,330
Construction/land/land development	4	2,946	1,963	320,441
Residential real estate	72	5,735	7,915	562,668
Commercial and industrial	4,356	14,475	24,598	959,011
Mortgage warehouse lines of credit	—	214	—	255,044
Consumer	63	220	237	20,268
Total	$4,807	$32,276	$39,658	$3,174,762
____________________________

(1)
Excludes $21.0 million and $5.6 million of commercial real estate loans and commercial and industrial loans, respectively, at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either December 31, 2018, or December 31, 2017.

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,894	$8,725	$48	$8,773	$5
Construction/land/land development	1,329	838	179	1,017	19
Residential real estate	7,815	6,092	784	6,876	68
Total real estate	20,038	15,655	1,011	16,666	92
Commercial and industrial	18,883	15,806	622	16,428	255
Consumer	202	—	184	184	19
Total impaired loans	$39,123	$31,461	$1,817	$33,278	$366

(Dollars in thousands)	December 31, 2017
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$6,047	$1,782	$3,163	$4,945	$312
Construction/land/land development	2,268	1,813	150	1,963	4
Residential real estate	10,024	6,750	1,165	7,915	72
Total real estate	18,339	10,345	4,478	14,823	388
Commercial and industrial	25,212	6,161	18,437	24,598	4,356
Consumer	259	141	96	237	63
Total impaired loans	$43,810	$16,647	$23,011	$39,658	$4,807
The average recorded investment and interest income recognized on impaired loans while classified as impaired for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018		2017		2016
Loans secured by real estate:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$9,901	$67	$7,046	$165	$7,179	$273
Construction/land/land development	1,401	16	1,053	10	1,179	55
Residential real estate	7,529	60	9,398	75	11,065	385
Total real estate	18,831	143	17,497	250	19,423	713
Commercial and industrial	14,814	199	40,316	375	94,940	3,139
Consumer	251	5	244	7	308	18
Total impaired loans	$33,896	$347	$58,057	$632	$114,671	$3,870
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings ("TDRs") are included in certain loan categories within impaired loans. At December 31, 2018, the Company has committed to advance $2,000 in connection with impaired loans.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	December 31,
Loans secured by real estate:	2018	2017
Commercial real estate	$8,281	$1,745
Construction/land/land development	935	1,097
Residential real estate	6,668	7,166
Total real estate	15,884	10,008
Commercial and industrial	15,792	13,512
Consumer	180	282
Total nonaccrual loans	$31,856	$23,802
For the years ended December 31, 2018, 2017 and 2016, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $1.4 million, $1.3 million and $1.6 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended December 31, 2018, 2017 or 2016.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate and commercial and industrial loans, in accordance with U.S. GAAP. The Company had $741,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at December 31, 2018, and zero at December 31, 2017. There were no nonaccrual loans held for investment that were recorded using the fair value option election at December 31, 2018, or December 31, 2017.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following is a summary of loans classified as TDRs.

(Dollars in thousands)	December 31,
TDRs	2018	2017
Nonaccrual TDRs	$5,793	$2,622
Performing TDRs	2,054	14,234
Total	$7,847	$16,856
The following tables present the pre-modification balance of TDR modifications that occurred during the periods indicated and the ending balances by concession type as of each period presented.

(Dollars in thousands)	Year Ended December 31, 2018
Loans secured by real estate:	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Commercial real estate	1	$252	$150	$—	$—	$150
Residential real estate	6	428	48	19	331	398
Total real estate	7	680	198	19	331	548
Commercial and industrial	3	198	180	—	14	194
Consumer	1	33	—	—	29	29
Total	11	$911	$378	$19	$374	$771

(Dollars in thousands)	Year Ended December 31, 2017
Loans secured by real estate:	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Commercial real estate	4	$2,071	$2,057	$—	$—	$2,057
Residential real estate	3	133	38	—	210	248
Total real estate	7	2,204	2,095	—	210	2,305
Commercial and industrial	8	10,799	9,882	—	40	9,922
Consumer	1	49	45	—	—	45
Total	16	$13,052	$12,022	$—	$250	$12,272

(Dollars in thousands)	Year Ended December 31, 2016
Loans secured by real estate:	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Commercial real estate	2	$398	$94	$—	$206	$300
Residential real estate	6	129	—	—	96	96
Total real estate	8	527	94	—	302	396
Commercial and industrial	10	19,536	9,331	11	7	9,349
Consumer	1	22	21	—	—	21
Total	19	$20,085	$9,446	$11	$309	$9,766
During the year ended December 31, 2018, no loans defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2017, one loan with an outstanding principal balance of $241,000 defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2016, four loans with a combined outstanding principal balance of $5.5 million defaulted after having been modified as TDRs within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the year ended December 31, 2018, did not significantly impact the Company's determination of the allowance

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

for loan losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of each loan.
Note 5 - Fair Value of Financial Instruments
Fair value is the exchange price that is expected to be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain assets and liabilities are recorded in the Company's consolidated financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.
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
Level 2 - Fair value is based on significant other observable inputs that are generally determined based on a single price for each financial instrument provided to the Company by an unrelated third-party pricing service and is based on one or more of the following:
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2018, and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

utilized to measure fair value. There were no changes in the valuation techniques during 2018 or 2017.

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,522	$39,361	$100,883
Corporate bonds	—	11,034	—	11,034
U.S. treasury securities	55,515	—	—	55,515
U.S. government agency securities	—	5,635	—	5,635
Commercial mortgage-backed securities	—	16,766	—	16,766
Residential mortgage-backed securities	—	186,315	—	186,315
Residential collateralized mortgage obligations	—	199,496	—	199,496
Securities available for sale	55,515	480,768	39,361	575,644
Securities carried at fair value through income	—	—	11,361	11,361
Loans held for sale	—	21,562	—	21,562
Loans at fair value	—	—	18,571	18,571
Mortgage servicing rights	—	—	25,114	25,114
Other assets - derivatives	—	3,563	—	3,563
Total recurring fair value measurements - assets	$55,515	$505,893	$94,407	$655,815

Other liabilities - derivatives	$—	$(2,846)	$—	$(2,846)
Total recurring fair value measurements - liabilities	$—	$(2,846)	$—	$(2,846)

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$87,963	$42,015	$129,978
Corporate bonds	—	3,136	—	3,136
Residential mortgage-backed securities	—	105,029	—	105,029
Residential collateralized mortgage obligations	—	166,389	—	166,389
Securities available for sale	—	362,517	42,015	404,532
Securities carried at fair value through income	—	—	12,033	12,033
Loans held for sale	—	32,768	—	32,768
Loans at fair value	—	—	26,611	26,611
Mortgage servicing rights	—	—	24,182	24,182
Other assets - derivatives	—	3,146	—	3,146
Total recurring fair value measurements - assets	$—	$398,431	$104,841	$503,272

Other liabilities - derivatives	$—	$(3,320)	$—	$(3,320)
Total recurring fair value measurements - liabilities	$—	$(3,320)	$—	$(3,320)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018, and 2017, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(963)	—	—
Other noninterest income	(389)	—	—	(258)
Gain (loss) recognized in AOCI	—	—	(597)	—
Purchases, issuances, sales and settlements:
Originations	—	1,895	—	—
Purchases	—	—	259	—
Settlements	(7,651)	—	(2,316)	(414)
Balance at December 31, 2018	$18,571	$25,114	$39,361	$11,361

Balance at January 1, 2017	$33,693	$29,385	$43,858	$12,511
Losses recognized in earnings:
Mortgage banking revenue(1)	—	(6,014)	—	—
Other noninterest income	(712)	—	—	(97)
Gain recognized in AOCI	—	—	425	—
Purchases, issuances, sales, and settlements:
Purchases	—	3,061	275	—
Sales	(2,516)	(2,250)	—	—
Settlements	(3,854)	—	(2,543)	(381)
Balance at December 31, 2017	$26,611	$24,182	$42,015	$12,033
____________________________

(1)	Mortgage banking revenue includes changes in fair value due to market changes and run-off.
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to another pricing source, such as Bloomberg LP. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagements No. 16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Mortgage Servicing Rights ("MSR")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	December 31,
	2018	2017
Prepayment speed	9.90%	10.80%
Discount rate	10.42	9.33
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2018, and December 31, 2017, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	December 31, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$21,562	$21,173	$389
Commercial real estate loans held for investment(2)	18,571	18,391	180
Securities carried at fair value through income	11,361	11,503	(142)
Total	$51,494	$51,067	$427
____________________________

(1)
A total of $741,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2018. Of this balance, the Company had guarantees receivable from U.S. Government agencies totaling $582,000.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2018.

	December 31, 2017
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$32,768	$32,216	$552
Commercial and industrial loans held for investment(2)	5,611	5,591	20
Commercial real estate loans held for investment(2)	21,000	20,451	549
Securities carried at fair value through income	12,033	11,918	115
Total	$71,412	$70,176	$1,236
____________________________

(1)	A total of $2.4 million of loans were 90 days or more past due at December 31, 2017. Of this balance, the Company had guarantees receivable from U.S. government agencies totaling $1.8 million.

(2)
There were no commercial and industrial loans or commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2017.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2018	2017	2016
Mortgage banking revenue	$(163)	$477	$(594)
Other income:
Loans at fair value held for investment	(389)	(712)	(522)
Securities carried at fair value through income	(258)	(97)	(140)
Total impact on other income	(647)	(809)	(662)
Total fair value option impact on noninterest income (1)	$(810)	$(332)	$(1,256)
____________________________

(1)	The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 8 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at both December 31, 2018, and December 31, 2017. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at December 31, 2018, and ranged from 283 to 413 basis points at December 31, 2017. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $42.1 million at December 31, 2018, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $30.6 million and $32.6 million, respectively, at December 31, 2018, and December 31, 2017, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 8 - Mortgage Banking for more information on the GNMA repurchase asset.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was $1.4 million and $18.2 million at December 31, 2018, and December 31, 2017, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $3.7 million and $499,000 at December 31, 2018, and December 31, 2017, respectively. At December 31, 2018, the Company had $2.5 million in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31,
Financial assets:	2018		2017
Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$116,678	$116,678	$187,187	$187,187
Level 2 inputs:
Securities held to maturity	19,169	19,136	20,188	20,265
Non-marketable equity securities held in other financial institutions	42,149	42,149	22,967	22,967
Accrued interest and loan fees receivable	16,454	16,454	10,719	10,719
Level 3 inputs:
Loans held for investment, net(1)	3,736,331	3,605,142	3,177,337	3,238,872
Financial liabilities:
Level 2 inputs:
Deposits	3,783,138	3,537,283	3,512,014	3,352,213
FHLB advances and other borrowings	445,224	444,286	144,357	145,330
Junior subordinated debentures	9,644	10,723	9,619	14,132
Accrued interest payable	2,679	2,679	2,424	2,424
____________________________

(1)
Loans held for investment, net does not include loans for which the fair value option had been elected at December 31, 2018, or December 31, 2017, as these loans are carried at fair value on a recurring basis.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 6 - Premises, Equipment and Lease Commitments
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2018	2017
Land, buildings and improvements	$82,114	$84,468
Furniture, fixtures and equipment	24,946	25,349
Leasehold improvements	11,345	9,673
Construction in process	1,715	296
	120,120	119,786
Accumulated depreciation	(45,106)	(42,378)
Total	$75,014	$77,408
During 2018, one building owned by the Company was sold for a gain of $81,000. In September 2018, the Company closed a banking center in the Dallas/Fort Worth area and subsequently transferred the carrying value of $2.8 million from premises and equipment, net to other real estate owned.
During 2017, two tracts of land owned by the Company were sold for a net gain of $1.5 million. Net gains or losses on business-use property are reflected on the statement of income in (loss) gain on sales and disposals of other assets, net.
The following schedule presents the Company's capital leases:

	December 31,
(Dollars in thousands)	2018	2017
Gross book value	$1,665	$1,665
Accumulated amortization (included as a component of accumulated depreciation)	(1,204)	(963)
Net book value	$461	$702

Capital lease obligations	$508	$758
The Company also leases certain real estate for its banking premises, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2037. Management expects that, in the normal course of business, most leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payment and rent expense recognized being recorded as deferred rent (included in accrued expenses and other liabilities) in the accompanying consolidated balance sheets.
Depreciation expense for premises and equipment totaled $4.9 million, $5.3 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Minimum future lease obligations for capital and operating leases at December 31, 2018, were as follows:

(Dollars in thousands) Year ended December 31,	Capital Leases	Operating Leases
2019	$276	$4,392
2020	253	4,113
2021	—	3,775
2022	—	3,537
2023	—	3,109
Thereafter	—	10,690
Total	529	29,616
Less amounts representing interest	21	—
Total lease obligations	$508	$29,616
Total lease and rental expense for the years ended December 31, 2018, 2017 and 2016 was $4.4 million, $4.2 million and $4.0 million, respectively, and was included in occupancy and equipment, net in the accompanying consolidated statements of income.
Note 7 - Goodwill and Other Intangible Assets
During 2018, the Company recorded goodwill totaling $4.5 million and other intangible assets totaling $4.9 million in connection with the RCF acquisition.
The components of the Company's goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2018	Weighted Avg. Remaining Useful Life (Yrs.)	Gross	Accumulated Amortization	Net
Goodwill	—	$26,741	$—	$26,741
Other intangible assets:
Core deposit intangibles	1.8	1,260	(945)	315
Relationship based intangibles	9.4	7,304	(1,819)	5,485
Tradename	2.3	186	(46)	140
Non-compete	1.3	270	(90)	180
Total		$35,761	$(2,900)	$32,861
December 31, 2017
Goodwill	—	$22,192	$—	$22,192
Other intangible assets:
Core deposit intangibles	2.8	1,260	(754)	506
Relationship based intangibles	8.1	3,996	(2,358)	1,638
Total		$27,448	$(3,112)	$24,336
There were no changes to the carrying amount of the Company's goodwill during the year ended December 31, 2017. Amortization expense on other intangible assets totaled $961,000, $518,000 and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Estimated future amortization expense for intangible assets remaining at December 31, 2018, was as follows:

(Dollars in thousands) Years Ended December 31,
2019	$1,322
2020	1,060
2021	844
2022	689
2023	582
Thereafter	1,623
Total	$6,120
Note 8 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Years Ended December 31,
Mortgage banking revenue	2018	2017	2016
Origination	$854	$1,281	$1,312
Gain on sale of loans held for sale	6,403	11,615	12,546
Servicing	7,081	7,872	8,146
Total gross mortgage revenue	14,338	20,768	22,004
Mortgage derivatives gain (loss)	(725)	(205)	(24)
MSR change due to payoffs and paydowns	(3,618)	(4,005)	(4,425)
MSR and hedge fair value adjustment	(400)	(249)	(2,686)
Gain (loss) on MSR sale (1)	25	(503)	—
Mortgage banking revenue	$9,620	$15,806	$14,869
____________________________

(1)	Amount shown during the year ended December 31, 2018, reflects final settlement on a loan servicing portfolio sold during the year ended December 31, 2017.
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 11 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$24,182	$29,385	$31,522
Origination of servicing rights	1,895	3,061	4,230
Change in fair value, including amortization, net	(963)	(6,014)	(6,367)
Sale of servicing rights	—	(2,250)	—
Balance at end of period	$25,114	$24,182	$29,385
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by it at the time of the sale, which the Company refers to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback claims may be made until the loan is paid in full. When a putback claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Company is required by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 days of the date of receipt.
There were no mortgage loan servicing putback expenses incurred by the Company during 2018 and $106,000 and $83,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2018, and December 31, 2017, the reserve for mortgage loan servicing putback expenses totaled $196,000 and $254,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans totaling $30.6 million and $32.6 million at December 31, 2018, and December 31, 2017, respectively, were reported as held for sale at lower of cost or market and included in mortgage loans held for sale and FHLB advances and other borrowings in the consolidated financial statements.
Note 9 - Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Noninterest-bearing demand	$951,015	$832,853
Interest bearing demand	738,725	738,967
Money market	815,997	900,039
Brokered (1)	332,341	276,214
Savings	148,508	144,848
Time deposits (1)	796,552	619,093
Total Deposits	$3,783,138	$3,512,014
____________________________

(1)	Brokered time deposits of $7.9 million are included in the brokered category for December 31, 2018.
Municipal deposits totaled $395.0 million and $339.9 million at December 31, 2018 and 2017, respectively.
Included in time deposits at December 31, 2018 and 2017, are $364.1 million and $224.8 million, respectively, of time deposits in denominations of $250,000 or more, inclusive of any brokered time deposits.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Maturities of time deposits, including any brokered time deposits at December 31, 2018, are as follows:

(Dollars in thousands)
Year Ended December 31,
2019	$472,750
2020	235,714
2021	45,388
2022	30,648
2023	19,903
Total	$804,403
At December 31, 2018 and 2017, overdrawn deposits of $841,000 and $640,000, respectively, were reclassified as unsecured loans.
Note 10 - Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Overnight repurchase agreements with depositors	$40,314	$36,178
Short-term FHLB advances (1)	100,000	—
GNMA repurchase liability	30,649	32,575
Long-term FHLB advances (2)	274,261	75,604
Total FHLB advances and other borrowings	$445,224	$144,357
Junior subordinated debentures, net	$9,644	$9,619
__________________________

(1)	Short-term FHLB advances carried a fixed interest rate of 2.7% and matured on January 2, 2019.

(2)	Includes an FHLB advance of $250.0 million at December 31, 2018, which has a final maturity in 2033 that may be callable quarterly at the option of the FHLB beginning in the third quarter of 2019.
Short-Term Borrowings
As of December 31, 2018, and 2017, the Company had unsecured lines of credit for the purchase of federal funds in the amount of $180.0 million and $125.0 million respectively, with no amounts outstanding at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Securities sold under agreements to repurchase consist of the Company's obligations to other parties and mature on a daily basis. These obligations to other parties carried a daily average interest rate of 0.86% and 0.29% for the years ended December 31, 2018, and 2017, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2018, ranged from 1.65% to 5.72%, and at December 31, 2017, ranged from 1.99% to 5.72%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Scheduled maturities of long-term advances from the FHLB at December 31, 2018, are as follows:

(Dollars in thousands)
Years Ended December 31,
2019	$828
2020	1,099
2021	1,142
2022	2,551
2023	4,451
Thereafter (1)	264,190
Total	$274,261
__________________________

(1)	Includes an FHLB advance of $250.0 million at December 31, 2018, which has a final maturity in 2033 that may be callable quarterly at the option of the FHLB beginning in the third quarter of 2019.
As of December 31, 2018, the Company held 16 unfunded letters of credit from the FHLB totaling $186.6 million with expiration dates ranging from February 14, 2019, to November 30, 2020. As of December 31, 2017, the Company held 14 unfunded letters of credit from the FHLB totaling $230.1 million with expiration dates ranging from January 11, 2018, to February 15, 2019.
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien as of December 31, 2018, and 2017, were $468.8 million and $649.0 million, respectively.
Additionally, as of December 31, 2018, the Company had the availability to borrow $795.5 million from the discount window at the Federal Reserve Bank of Dallas, with $1.05 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line as of December 31, 2018.
Holding Company Line of Credit
During 2018, the Company entered into a Loan Agreement (the "Loan Agreement") with NexBank SSB ("Lender") pursuant to which the Lender will make one or more revolving credit loans of up to $50 million at any time that the Company may use for working capital and general corporate purposes. The principal amounts borrowed under the Loan Agreement will bear interest at a variable rate equal to the applicable one-month LIBOR rate plus 3.25%. The line of credit available to the Company under the Loan Agreement expires on October 5, 2021, or such date of the acceleration of the obligation pursuant to the Loan Agreement, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. There were no outstanding revolving credit loans under the Loan Agreement as of December 31, 2018.
In connection with the entry into the Loan Agreement, the Company issued the Lender a Revolving Promissory Note dated October 5, 2018 (the "Note") in a principal amount of up to $50 million. The Company's obligations under the Loan Agreement and the Note are secured by a pledge of all of the issued and outstanding shares of Origin Bank (such shares, the "Collateral"), pursuant to the Pledge and Security Agreement, dated October 5, 2018 (the "Pledge Agreement").
The Loan Agreement, Note and the Pledge Agreement contain customary representations, warranties and covenants, including covenants requiring the Company and Origin Bank to maintain certain financial and capital ratios. The Loan Agreement, Note and the Pledge Agreement also provide for certain events of default, the occurrence of which, after any applicable cure period, would permit the Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral.

Junior Subordinated Debentures
The Company has two wholly-owned, unconsolidated subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "debentures") of the Company. The debentures are the sole assets of the trusts.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures, or upon earlier redemption as provided in the respective indentures. The Company has the right to redeem the debentures, in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the debentures plus any accrued but unpaid interest to the redemption date. Due to the extended maturity date of the trust preferred securities, they are included in Tier I capital for regulatory purposes, subject to certain limitations.
The following table is a summary of the terms of the current debentures at December 31, 2018:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	5.83%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	4.59	16.00
			$10,826
____________________________

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on October 29, 2018.

(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on December 13, 2018.
The balance of the debentures outstanding varies from the amounts carried on the consolidated balance sheets due to the remaining purchase discount of $1.2 million at both December 31, 2018 and 2017, which was established with the acquisition of the issuer of the First Louisiana Statutory Trust I securities, and which is being amortized over the remaining life of the securities using the interest method.
Note 11 - Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments, as well as to manage changes in fair values of some assets which are marked at fair value through the consolidated statement of income on a recurring basis.
Cash Flow Hedges of Interest Rate Risk
The Company is a party to an interest rate swap agreement under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instrument represented by this swap agreement is designated as a cash flow hedge of the Company's forecasted variable cash flows under a variable-rate term borrowing agreement. During the term of the swap agreement, the effective portion of changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings. The entire swap fair value will be reclassified into earnings before the expiration date of the swap agreement.
Derivatives Not Designated as Hedges
Customer interest rate derivative program
The Company offers certain derivatives products, primarily interest rate swaps, directly to qualified commercial banking customers to facilitate their risk management strategies. In some instances, the Company acts only as an intermediary, simultaneously entering into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions without significantly impacting its results of operations. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and any offsetting derivatives are recognized directly in earnings as a component of noninterest income.
Mortgage banking derivatives

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at December 31, 2018, 2017 and 2016, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the years ended December 31, 2018 and 2017:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	December 31,		December 31,
Derivatives designated as cash flow hedging instruments:	2018	2017	2018	2017
Interest rate swaps included in other assets	$10,500	$10,500	$152	$41

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$127,512	$132,959	$2,302	$2,314
Interest rate swaps included in other liabilities	145,857	159,479	(2,625)	(3,221)
Forward commitments to purchase mortgage-backed securities included in other assets (liabilities)	140,000	160,000	709	(50)
Forward commitments to sell residential mortgage loans included in other liabilities	24,750	57,400	(221)	(49)
Interest rate-lock commitments on residential mortgage loans included in other assets	16,244	37,072	400	791
	$454,363	$546,910	$565	$(215)
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

The weighted-average rates paid and received for interest rate swaps at December 31, 2018 and 2017, were as follows:

	Weighted-Average Interest Rate
	December 31,
	2018		2017
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.81%	5.36%	4.81%	4.19%
Non-hedging interest rate swaps - financial institution counterparties	5.02	4.67	4.81	3.45
Non-hedging interest rate swaps - customer counterparties	4.73	5.05	3.54	4.89
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2018	2017	2016
Amount of loss recognized in mortgage banking revenue (1)	$(2,450)	$(259)	$(2,570)
Amount of gain recognized in other non-interest income	584	707	842
____________________________

(1)
Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 8 - Mortgage Banking for more information on components of mortgage banking revenue.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all years presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At December 31, 2018, and December 31, 2017, the Company had cash collateral on deposit with swap counterparties totaling $1.9 million and $7.0 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 12 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan ("2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at December 31, 2018. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At December 31, 2018, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 986,348 shares.
Share-based compensation cost charged to income for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Restricted stock	$1,462	$1,180	$1,082
Stock options(1)	—	(30)	465
Total stock compensation expense	$1,462	$1,150	$1,547
Related tax benefits recognized in net income	$307	$403	$541
____________________________

(1)
Stock option expense for the year ended December 31, 2017, included expense reversal related to 16,638 common stock options forfeited during the period. All remaining stock options became fully vested during the first quarter of 2017, with no further expense incurred after February 2017.

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's time-vested award activity:

	Years Ended December 31,
	2018		2017		2016
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	61,293	$24.61	84,019	$24.22	102,012	$24.56
Granted	151,324	37.51	35,913	25.14	31,477	23.19
Vested	(36,209)	27.70	(55,003)	24.39	(43,770)	24.19
Forfeited	(2,001)	37.47	(3,636)	24.12	(5,700)	24.69
Nonvested shares, December 31,	174,407	$35.01	61,293	$24.61	84,019	$24.22
During the year ended December 31, 2018, award recipients surrendered and the Company retired 910 shares to cover taxes owed upon the vesting of restricted stock awards. During the year ended December 31, 2017, award recipients surrendered and the Company retired 11,843 shares to cover taxes owed upon the vesting of restricted stock awards. During the year ended December 31, 2016, award recipients surrendered and the Company retired 6,828 shares to cover taxes owed upon the vesting of restricted stock awards.
At December 31, 2018, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 3.3 years.
Stock Option Grants
The Company issues common stock options to select officers and employees through individual agreements and as a result of obligations assumed in association with certain business combinations. As a result, both incentive and nonqualified stock options have been issued and may be issued in the future. The exercise price of each option varies by agreement and is based on either the fair value of the stock at the date of the grant in circumstances where option grants occurred or based on the previously committed exercise price in the case of options acquired through merger. No outstanding stock option has a term that exceeds twenty years. Vesting periods range from immediate to ten years from the date of grant or merger. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date fair-value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The table below summarizes the status of the Company's stock options and changes during the years ended December 31, 2018, 2017 and 2016.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Year Ended December 31, 2016
Outstanding at January 1, 2016	531,922	$11.69	6.39	$7,322
Exercised	(169,000)	12.34	—	1,633
Expired	(4,284)	12.29	—	—
Outstanding at December 31, 2016	358,638	11.37	7.79	3,844
Exercised	(22,500)	12.29	—	304
Forfeited and expired	(16,638)	23.89	—	—
Outstanding at December 31, 2017	319,500	10.65	7.07	4,840
Exercised	(45,500)	12.29	—	—
Outstanding at December 31, 2018	274,000	$10.38	6.75	$6,493
Exercisable at December 31, 2018	274,000	$10.38	6.75	$6,493
____________________________

(1)
The intrinsic value for stock options for periods at or prior to December 31, 2017, is calculated based on the difference between the weighted average exercise price of the underlying awards and the weighted average market price of the Company's common stock calculated over thirty days immediately prior to the last day of the Company's fiscal year.

Note 13 - Employee Retirement Plan
Defined Contribution Retirement Plan
The Company maintains the Origin Bancorp, Inc. Employee Retirement Plan ("Retirement Plan") that is a defined contribution benefit plan. During 2018, the Company amended and restated its Employee Stock Ownership Plan ("ESOP") as the Retirement Plan, a profit-sharing plan that allows contributions under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees who have been employed 25 days and meet certain other requirements and employment classification criteria. Under the provisions of the Retirement Plan, the Company may make discretionary matching contributions on a percentage, not to exceed 6%, of a participant's elective deferrals. Any percentage(s) determined by the Company shall apply to all eligible persons for the entire plan year. Historically, the Company has matched 50% of the first 6% of eligible compensation deferred by a participant. Eligible compensation includes salaries, wages, overtime and bonuses, and excludes expense reimbursements and fringe benefits. In addition, the Company may make additional discretionary contributions out of current or accumulated net profit. Matching contributions are invested as directed by the participant. The total of the Company's contributions may not exceed limitations set forth in the Retirement Plan document or the maximum deductible under the Internal Revenue Code.
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $1.6 million for the year ended December 31, 2018, and $1.4 million for each of the years ended December 31, 2017 and 2016. There were no unallocated shares within the ESOP at December 31, 2017.
At December 31, 2017, the fair value of shares of common stock held by the Retirement Plan was deducted from permanent stockholders' equity in the consolidated balance sheets and reflected in a line item below liabilities and above stockholders' equity. This presentation was necessary in order to recognize the put option within the Retirement Plan-owned shares, consistent with SEC guidelines, that was present when the Company was not publicly traded. The Company used a valuation by an external third party to determine the maximum possible cash obligation related to those securities. Increases or decreases in the value of the cash obligation were included in a separate line item in the statements of changes in stockholders' equity. The fair value of allocated shares subject to this repurchase obligation totaled $35.0 million at December 31, 2017. Employees no longer have the right to put the stock back to the Company since the completion of the Company's initial public offering in May of 2018.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Other Benefit Plans
The Company has established deferred compensation plans for some of its key executives for which deferred compensation liabilities are recorded as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $9.0 million and $8.3 million as of December 31, 2018, and December 31, 2017, respectively. The expense recorded for the deferred compensation plan totaled $1.1 million for each of the years ended December 31, 2018, and 2017, and $1.4 million for the year ended December 31, 2016.
Note 14 - Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2018	2017	2016
Current	$4,562	$715	$1,321
Deferred	5,658	4,644	1,532
State income taxes:
Current	638	167	195
Deferred	(21)	287	(132)
Income tax expense (benefit)	$10,837	$5,813	$2,916
The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company remeasured certain deferred tax assets and liabilities in the period of enactment based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company completed its analysis of the remeasurement of the Company's deferred tax asset within the measurement period and the amount is not materially different from the provisional amount recorded in 2017.
During the first quarter of 2018, the Company adopted the provisions of ASU 2018-02 which resulted in a $282,000 adjustment from accumulated other comprehensive income to retained earnings.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is below:

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$13,113	21.00%	$7,169	35.00%	$5,518	35.00%
Tax exempt revenue, net of nondeductible interest	(907)	(1.45)	(1,629)	(7.95)	(1,717)	(10.89)
Low-income housing tax credits, net of amortization	(691)	(1.11)	(624)	(3.05)	(936)	(5.94)
Other tax credits, net of add-backs	(1,218)	(1.95)	(1,002)	(4.89)	(1,002)	(6.36)
Bank-owned life insurance income	(150)	(0.24)	(221)	(1.08)	(248)	(1.57)
State income taxes, net of federal benefit	469	0.75	186	0.91	40	0.26
Stock-based compensation	(252)	(0.40)	(80)	(0.39)	(461)	(2.92)
Deferred tax asset and income tax receivable true-up	—	—	—	—	2,468	15.65
Return to provision adjustment	(67)	(0.11)	(241)	(1.17)	(1,026)	(6.51)
Deferred tax write-down for enacted tax rate changes	231	0.37	1,972	9.63	—	—
Other	309	0.49	283	1.37	280	1.78
Total income tax expense	$10,837	17.35%	$5,813	28.38%	$2,916	18.50%
Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2018	2017
Credit loss allowances	$7,762	$8,535
Deferred compensation and share-based compensation	2,471	2,286
Net operating loss carryforwards	1,238	1,241
Credit carryforwards	—	5,968
Other	1,068	454
Gross deferred tax assets	12,539	18,484
Valuation allowance	(867)	(797)
Deferred tax assets net of valuation allowance	$11,672	$17,687

Deferred tax liabilities:
Available for sale securities mark to market	$440	$879
Basis difference in premises and equipment	1,655	2,082
Intangible assets	218	338
Mortgage servicing rights	5,426	5,225
Other	125	137
Gross deferred tax liabilities	7,864	8,661
Net deferred tax asset	$3,808	$9,026
During 2016, the Company elected certain tax accounting method changes with the Internal Revenue Service for originated mortgage servicing rights, certain securities, deferred rents and tenant improvement allowances for certain leases. The result of these accounting changes generated tax net operating losses and credit carryforwards for the 2016 tax year. As of December 31, 2018, the Company has utilized all of the net operating losses and tax credit carryforwards generated in 2016. At December 31, 2018, the Company has $4.0 million in Federal gross net operating loss carryforwards acquired in previous business combinations expiring between 2023 and 2031, and $9.3 million in state net operating losses. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused, and has established a $867,000 valuation allowance related to these carryforwards.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2015.
Note 15 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2016	$5,289	$(105)	$5,184
Net change	(1,784)	63	(1,721)
Balance at January 1, 2017	3,505	(42)	3,463
Net change	(2,225)	69	(2,156)
Balance at January 1, 2018	1,280	27	1,307
Net change	(4,157)	88	(4,069)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at December 31, 2018	$(2,601)	$121	$(2,480)
____________________________

(1)
During the first quarter of 2018, the Company adopted ASU 2018-02. The ASU was issued by the FASB in February 2018, to address the issue of other comprehensive income or loss that became stranded in AOCI as a result of the re-measurement of an entity's deferred income tax assets and liabilities following the reduction of the U.S. federal corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act in December 2017. The Company also had certain current tax amounts stranded in AOCI that resulted from a tax accounting election to tax net gains and losses on AFS securities and cash flow hedges as current items beginning in 2016. The Company reclassifies the taxes from AOCI to earnings as the individual securities and hedges are realized. Due to the change in corporate tax rates, the Company had certain net gains and losses taxed at the 35% rate reflected in AOCI. As these transactions are realized over time, they will flow through income tax expense at the 21% rate. Rather than adjusting income tax expense for the difference as each of these securities and instruments are realized, the Company elected to adjust the difference (stranded tax effect) to retained earnings, consistent with the treatment of the deferred tax adjustment.

Note 16 - Capital and Regulatory Matters
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company is subject to the Basel III regulatory capital framework ("Basel III Capital Rules"). Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

believes, at December 31, 2018, and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2018, and December 31, 2017, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table.
The actual capital amounts and ratios of the Company and Bank at December 31, 2018, and December 31, 2017, are presented in the following table:

(Dollars in thousands) December 31, 2018	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$519,468	11.94%	$304,431	7.00%	N/A	N/A
Origin Bank	508,826	11.73	303,621	7.00	$281,934	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	528,786	12.16	369,668	8.50	N/A	N/A
Origin Bank	508,826	11.73	368,683	8.50	346,996	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	564,437	12.98	456,647	10.50	N/A	N/A
Origin Bank	544,477	12.55	455,430	10.50	433,743	10.00
Leverage Ratio
Origin Bancorp, Inc.	528,786	11.21	188,711	4.00	N/A	N/A
Origin Bank	508,826	10.81	188,229	4.00	235,287	5.00
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$360,069	9.35%	$269,570	7.00%	N/A	N/A
Origin Bank	416,175	10.82	269,244	7.00	$250,012	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	433,338	11.25	327,411	8.50	N/A	N/A
Origin Bank	416,175	10.82	326,940	8.50	307,708	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	472,437	12.26	404,616	10.50	N/A	N/A
Origin Bank	455,274	11.84	403,748	10.50	384,522	10.00
Leverage Ratio
Origin Bancorp, Inc.	433,338	10.53	164,611	4.00	N/A	N/A
Origin Bank	416,175	10.13	164,334	4.00	205,418	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at December 31, 2018, the Bank could pay aggregate dividends of up to $53.7 million to the Company without prior regulatory approval.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 17 - Commitments and Contingencies
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
Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.
A substantial majority of the letters of credit are standby agreements that obligate the Company to fulfill a customer's financial commitments to a third party if the customer is unable to perform. The Company issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit	$1,178,735	$1,068,088
Standby letters of credit	46,860	79,893
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2018, and December 31, 2017, these credit card guarantees totaled $772,000 and $1.0 million, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At December 31, 2018, and December 31, 2017, the Company had FHLB letters of credit totaling $172.0 million and $185.0 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $1.4 million and $2.0 million at December 31, 2018, and December 31, 2017, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 18 - Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2018 and 2017 were as follows:

(Dollars in thousands)	2018	2017
Balance, beginning of year	$9,934	$11,754
Advances	1,775	4,354
Principal repayments	(1,845)	(6,174)
Effect of changes in composition of related parties	(8,536)	—
Balance, end of year	$1,328	$9,934

Commitments to extend credit	$3,420	$12,355
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2018 and 2017, amounted to $30.3 million and $38.0 million, respectively.
Note 19 - Business Combinations
All acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of acquired entities were recorded at their estimated fair values at the acquisition date. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market willing participants at the measurement date. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices, third party valuations, and estimates made by management. Purchase price allocations on completed acquisitions may be modified through the measurement period which cannot exceed one year from the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The results of operations for the acquisition described below have been included in the Company's consolidated financial statements beginning on the acquisition date.
Reeves, Coon & Funderburg
On July 1, 2018, the Company acquired certain assets and assumed certain liabilities of Reeves, Coon & Funderburg, ("RCF"), a Louisiana-based independent insurance agency offering commercial, personal, health and life insurance. Total consideration was $9.5 million, which was comprised of 66,824 shares of its common stock at a price of $40.50 per share, based upon the closing stock price on the date of the acquisition, and $6.8 million in cash.
As the consideration paid for RCF exceeded the provisional value of the tangible net assets acquired, goodwill of $4.5 million and identifiable intangible assets valued at $4.9 million associated primarily with RCF's customer relationships were recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 20 - Condensed Parent Company Only Financial Statements

Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2018	2017
Assets
Cash and cash equivalents	$5,882	$10,566
Investment in affiliates/subsidiaries	543,515	450,598
Other assets	10,393	5,500
Total assets	$559,790	$466,664
Liabilities and Stockholders' Equity
Junior subordinated debentures	$9,644	$9,619
Accrued expenses and other liabilities	367	1,703
Total liabilities	10,011	11,322
Retirement Plan-owned (formerly ESOP) shares	—	34,991
Stockholders' Equity
Preferred stock	—	65,258
Common stock	118,633	97,594
Additional paid‑in capital	242,041	146,061
Retained earnings	191,585	145,122
Accumulated other comprehensive income	(2,480)	1,307
Total stockholders' equity	549,779	455,342
Less: Retirement Plan-owned (formerly ESOP) shares	—	34,991
Total stockholders' equity	549,779	420,351
Total liabilities and stockholders' equity	$559,790	$466,664

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2018	2017	2016
Income:
Dividends from subsidiaries	$4,500	$8,000	$5,625
Other	2,052	41	11
Total income	6,552	8,041	5,636
Expenses:
Salaries and employee benefits	658	433	600
Other	2,015	1,384	1,617
Total expenses	2,673	1,817	2,217
Income before income taxes and equity in undistributed net income of subsidiaries	3,879	6,224	3,419
Income tax benefit	84	477	1,281
Income before equity in undistributed net income of subsidiaries	3,963	6,701	4,700
Equity in undistributed net income of subsidiaries	47,642	7,968	8,150
Net income	$51,605	$14,669	$12,850

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2018	2017	2016
Cash flows from operating activities:
Net income	$51,605	$14,669	$12,850
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9	11	9
Equity in undistributed net income of subsidiaries	(47,642)	(7,968)	(8,150)
Amortization of subordinated debentures discount	25	23	21
Stock compensation	356	78	65
Other, net	(2,543)	5,488	215
Net cash provided by operating activities	1,810	12,301	5,010
Cash flows from investing activities:
Capital contributed to subsidiaries	(45,794)	—	(37,808)
Net purchases of non-marketable equity securities held in other financial institutions	(2,213)	(2,065)	—
Net cash used in investing activities	(48,007)	(2,065)	(37,808)
Cash flows from financing activities:
Net decrease in short-term borrowings	—	—	(3,600)
Dividends paid	(5,941)	(6,996)	(5,764)
Taxes paid related to net share settlement of equity awards	(23)	(410)	(739)
Cash received on exercise of stock options	559	186	737
Proceeds from issuance of common stock	95,178	—	41,809
Payment to repurchase preferred stock	(48,260)	—	1,998
Net cash provided by (used by) financing activities	41,513	(7,220)	34,441
Net (decrease) increase in cash and cash equivalents	(4,684)	3,016	1,643
Cash and cash equivalents at beginning of year	10,566	7,550	5,907
Cash and cash equivalents at end of year	$5,882	$10,566	$7,550

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 21 - Summary of Quarterly Financial Statements (Unaudited)
The following tables present selected unaudited data from the Company's condensed consolidated quarterly statements of income for the quarterly periods within the years ended December 31, 2018 and 2017:

	Quarters Ended - 2018
(Dollars in thousands)	December 31	September 30	June 30	March 31
Total interest income	$53,058	$48,842	$44,752	$41,444
Total interest expense	10,997	9,345	7,582	6,720
Net interest income	42,061	39,497	37,170	34,724
Provision for credit losses	1,723	504	311	(1,524)
Net interest income after provision for credit losses	40,338	38,993	36,859	36,248
Non-interest income, exclusive of (loss) gain on sales of securities, net	10,596	10,237	10,615	9,800
(Loss) gain on sales of securities, net	(8)	—	—	—
Non-interest expense	35,023	34,344	32,012	29,857
Income before income taxes	15,903	14,886	15,462	16,191
Income tax expense	2,725	2,568	2,760	2,784
Net income	13,178	12,318	12,702	13,407
Less preferred stock dividends	—	—	808	1,115
Less income allocated to participating stockholders(1)	86	54	40	553
Net income available to common stockholders(1)	$13,092	$12,264	$11,854	$11,739
Basic earnings per common share(1)	$0.56	$0.52	$0.54	$0.60
Diluted earnings per common share	0.55	0.52	0.53	0.60
____________________________

(1)
Due to the methodology of how share allocations for preferred stock - Series D are computed under the two-class method, the sum of the quarterly periods may not agree to the year-to-date total presented in the consolidated statements of income for the year ended December 31, 2018.

	Quarters Ended - 2017
(Dollars in thousands)	December 31	September 30	June 30	March 31
Total interest income	$40,408	$39,614	$37,293	$35,278
Total interest expense	6,190	5,746	5,376	4,976
Net interest income	34,218	33,868	31,917	30,302
Provision for credit losses	242	3,327	1,953	2,814
Net interest income after provision for credit losses	33,976	30,541	29,964	27,488
Non-interest income	8,715	5,041	5,306	10,125
Non-interest expense	31,771	40,443	30,674	27,786
Income (loss) before income taxes	10,920	(4,861)	4,596	9,827
Income tax expense (benefit)	5,148	(2,688)	773	2,580
Net income (loss)	5,772	(2,173)	3,823	7,247
Less preferred stock dividends	1,116	1,115	1,115	1,115
Less income allocated to participating stockholders(1)	194	3	103	267
Net income (loss) available to common stockholders(1)	$4,462	$(3,291)	$2,605	$5,865
Basic earnings (loss) per common share(1)	$0.23	$(0.17)	$0.13	$0.30
Diluted earnings (loss) per common share(1)	0.23	(0.17)	0.13	0.30
____________________________

(1)
Due to the methodology of how share allocations for preferred stock - Series D and losses are allocated under the two-class method, the sum of the quarterly periods may not agree to the year-to-date total presented in the consolidated statements of income for the year ended December 31, 2017.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective at the end of the period covered by this report.
Management's annual report on internal control over financial reporting — This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2018, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 12 - Stock and Incentive Compensation Plans in the notes to our consolidated financial statements contained in Item 8 of this report.

	Number of Securities to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2012 Stock Incentive Plan	—	$—	986,348
Issued prior to establishment of the 2012 Stock Incentive Plan	274,000	10.38	—
Total	274,000	$10.38	986,348
____________________________

(1)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance.
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Stock-Based Compensation Plans" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report:
(1) Financial Statements: Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
See Part II—Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules: All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto is included in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Exhibits: See (b) below
(b) Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation, dated August 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed August 9, 2018) (File No. 001-38487).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

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

10.1
Community Trust Financial Corporation 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.2
Form of Restricted Stock Award Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 28, 2018 (File No. 001-38487).

10.3
Form of Stock Option Award Agreement under the Community Trust Financial Corporation 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.4
Community Trust Financial Corporation Employee Stock Ownership Plan and Trust Agreement, dated January 1, 2014, as amended, incorporated by reference to Exhibit 10.4 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225).

10.5
Restated Employment Agreement, dated January 1, 2016, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.6
Executive Salary Continuation Agreement, dated June 30, 2004, by and between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

Exhibit Number	Description
10.7
Executive Deferred Compensation Agreement, dated March 30, 2001, by and between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

10.8
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 25, 2018, by and among New York Life Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Company's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225).

10.9
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 26, 2018, by and among Great-West Life & Annuity Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225).

10.10
Employment Agreement, dated October 1, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.11
Amendment to Employment Agreement, dated July 22, 2014, by and between Community Trust Financial Corporation and M. Lance Hall, incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.12
2018 Amendment to Employment Agreement, dated March 15, 2018, by and between Origin Bank (formerly Community Trust Bank) and M. Lance Hall, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.13
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 13, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

10.14
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated September 4, 2002, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

10.15
Amendment to the Life Insurance Endorsement Split Dollar Plan Agreement, dated December 8, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

10.16
Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement, dated December 18, 2009, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

10.17
Change in Control Agreement, dated April 5, 2017, by and between Origin Bank, Origin Bancorp, Inc. and F. Ronnie Myrick, incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.18
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 21, 2018 (File No. 001-38487).

10.19
Endorsement Split Dollar Life Insurance Agreement, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 21, 2018 (File No. 001-38487).

10.20
Loan Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.21	Revolving Promissory Note issued to NexBank SSB on October 5, 2018, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.22
Pledge and Security Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.23
Securities Purchase Agreement, dated July 6, 2011, by and between the Secretary of the Treasury and Community Trust Financial Corporation, in connection with the participation of Community Trust Financial Corporation in the U.S. Treasury's Small Business Lending Fund Program, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.24
Securities Purchase Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation, Pine Brook Capital Partners, L.P., Pine Brook Capital Partners (SSP Offshore) II, L.P., and Pine Brook Capital Partners (Cayman), L.P., incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

Exhibit Number	Description
10.25
Securities Purchase Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation and Castle Creek Capital Partners IV, LP, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.26
Securities Purchase Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation and Banc Fund VII L.P, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.27
Securities Purchase Agreement, dated November 9, 2012, by and between Community Trust Financial Corporation and Banc Fund VIII L.P., incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, is formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)
Date: February 28, 2019	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 28, 2019
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen H. Brolly	February 28, 2019
Stephen H. Brolly, Chief Financial Officer/Senior Executive Officer (Principal Financial & Principal Accounting Officer)

/s/ John M. Buske	February 28, 2019
John M. Buske, Director

/s/ James S. D'Agostino	February 28, 2019
James S. D'Agostino, Director

/s/ James E. Davison, Jr.	February 28, 2019
James E. Davison, Jr., Director

/s/ Michael A. Jones	February 28, 2019
Michael A. Jones, Director

/s/ Gary E. Luffey	February 28, 2019
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 28, 2019
Farrell J. Malone, Director

/s/ F. Ronnie Myrick	February 28, 2019
F. Ronnie Myrick, Director

/s/ John T. Pietrzak	February 28, 2019
John T. Pietrzak, Director

/s/ George M. Snellings, IV	February 28, 2019
George M. Snellings, IV, Director

/s/ Elizabeth E. Solender	February 28, 2019
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 28, 2019
Steven Taylor, Director