Form 10-Q
period 2019-03-31
Origin Bancorp, Inc.
filed 2019-05-09
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $5.00 per share	OBNK	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,745,985 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of May 6, 2019.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2019

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," and similar expressions or future or conditional verbs such as "could," "may," "should," "will," and "would," are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	changes in the value of collateral securing our loans;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	our inability to receive dividends from our Bank and to service debt, pay dividends to our common stockholders and satisfy obligations as they become due;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	our ability to prudently manage our growth and execute our strategy;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;

•	our costs may increase as we grow deposits;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters;

•
periodic changes to the extensive body of accounting rules and best practices, including the current expected credit loss model, may change the treatment and recognition of critical financial line items and affect our profitability;

•	further government intervention in the U.S. financial system;

•
compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in the sections titled "Item 1A. Risk Factors" in this report and in our annual report on Form 10-K for the year ended December 31, 2018.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Cash and due from banks	$66,312	$71,008
Interest-bearing deposits in banks	44,928	45,670
Total cash and cash equivalents	111,240	116,678
Securities:
Available for sale	563,826	575,644
Held to maturity (fair value of $18,941 and $19,136 at March 31, 2019, and December 31, 2018, respectively)	19,033	19,169
Securities carried at fair value through income	11,510	11,361
Total securities	594,369	606,174
Non-marketable equity securities held in other financial institutions	42,314	42,149
Loans held for sale ($15,598 and $21,562 at fair value, at March 31, 2019, and December 31, 2018, respectively)	42,265	52,210
Loans, net of allowance for loan losses of $35,578 and $34,203 at March 31, 2019, and December 31, 2018, respectively; $18,387 and $18,571 at fair value, at March 31, 2019, and December 31, 2018, respectively)	3,802,765	3,754,902
Premises and equipment, net	78,684	75,014
Mortgage servicing rights	23,407	25,114
Cash surrender value of bank-owned life insurance	32,888	32,706
Goodwill and other intangible assets, net	32,497	32,861
Accrued interest receivable and other assets	111,772	83,768
Total assets	$4,872,201	$4,821,576
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$977,919	$951,015
Interest-bearing deposits	2,101,706	2,027,720
Time deposits	818,623	804,403
Total deposits	3,898,248	3,783,138
Federal Home Loan Bank ("FHLB") advances and other borrowings	335,053	445,224
Junior subordinated debentures, net	9,651	9,644
Accrued expenses and other liabilities	61,127	33,791
Total liabilities	4,304,079	4,271,797
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, zero issued at March 31, 2019, and December 31, 2018	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,745,985 and 23,726,559 shares issued at March 31, 2019, and December 31, 2018, respectively)	118,730	118,633
Additional paid‑in capital	242,579	242,041
Retained earnings	205,289	191,585
Accumulated other comprehensive income (loss)	1,524	(2,480)
Total equity	568,122	549,779
Total liabilities and stockholders' equity	$4,872,201	$4,821,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income
Interest and fees on loans	$49,175	$37,474
Investment securities-taxable	3,341	1,740
Investment securities-nontaxable	858	1,184
Interest and dividend income on assets held in other financial institutions	1,120	1,046
Total interest and dividend income	54,494	41,444
Interest expense
Interest-bearing deposits	10,497	5,980
FHLB advances and other borrowings	1,834	604
Subordinated debentures	137	136
Total interest expense	12,468	6,720
Net interest income	42,026	34,724
Provision (benefit) for credit losses	1,005	(1,524)
Net interest income after provision (benefit) for credit losses	41,021	36,248
Noninterest income
Service charges and fees	3,316	3,014
Mortgage banking revenue	2,606	2,394
Insurance commission and fee income	3,510	2,107
Gain (loss) on sales and disposals of other assets, net	3	(61)
Other fee income	276	452
Other income	1,893	1,894
Total noninterest income	11,604	9,800
Noninterest expense
Salaries and employee benefits	22,613	18,241
Occupancy and equipment, net	4,044	3,653
Data processing	1,587	1,473
Electronic banking	689	743
Communications	586	515
Advertising and marketing	798	657
Professional services	904	665
Regulatory assessments	711	720
Loan related expenses	669	713
Office and operations	1,481	1,278
Other expenses	1,299	1,199
Total noninterest expense	35,381	29,857
Income before income tax expense	17,244	16,191
Income tax expense	3,089	2,784
Net income	$14,155	$13,407
Preferred stock dividends	$—	$1,115
Net income allocated to participating stockholders	—	553
Net income available to common stockholders	$14,155	$11,739
Basic earnings per common share	$0.60	$0.60
Diluted earnings per common share	0.60	0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$14,155	$13,407
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	5,165	(5,683)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)
Change in the net unrealized gains (losses) on investment securities, before tax	5,162	(5,686)
Income tax expense (benefit) related to net unrealized gains (losses) arising during the period	1,084	(1,194)
Change in the net unrealized gain (loss) on investment securities, net of tax	4,078	(4,492)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(80)	165
Reclassification adjustment for (gain) losses included in net income	(14)	17
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(94)	182
Income tax expense related to net unrealized (losses) gains on cash flow hedges	(20)	38
Change in the net unrealized (loss) gain on cash flow hedges, net of tax	(74)	144
Other comprehensive income (loss), net of tax	4,004	(4,348)
Comprehensive income	$18,159	$9,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
For the three months ended March 31, 2018
Balance at January 1, 2018	19,518,752	$48,260	$16,998	$97,594	$146,061	$145,122	$1,307	$(34,991)	$420,351
Net income	—	—	—	—	—	13,407	—	—	13,407
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,348)	—	(4,348)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	6,489	—	—	32	140	—	—	—	172
Dividends declared - Series SBLF preferred stock (1)	—	—	—	—	—	(1,086)	—	—	(1,086)
Dividends declared - Series D preferred stock ($0.0325 per share)	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(634)	—	—	(634)
Balance at March 31, 2018	19,525,241	$48,260	$16,998	$97,626	$146,201	$156,498	$(2,759)	$(34,991)	$427,833
For the three months ended March 31, 2019
Balance at January 1, 2019	23,726,559	$—	$—	$118,633	$242,041	$191,585	$(2,480)	$—	$549,779
Net income	—	—	—	—	—	14,155	—	—	14,155
Other comprehensive income, net of tax	—	—	—	—	—	—	4,004	—	4,004
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	321	—	—	321
Recognition of stock compensation, net	19,426	—	—	97	538	—	—	—	635
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(772)	—	—	(772)
Balance at March 31, 2019	23,745,985	$—	$—	$118,730	$242,579	$205,289	$1,524	$—	$568,122
____________________________

(1)
The dividend rate on the Senior Non-Cumulative Perpetual Preferred stock, Series SBLF ("SBLF preferred stock") was payable quarterly at a fixed annual rate of 9%. The Company redeemed all 48,260 shares of the SBLF preferred stock in June 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2019	2018
Net income	$14,155	$13,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	1,005	(1,524)
Depreciation and amortization	1,597	1,342
Net amortization on securities	32	353
Amortization of investments in tax credit funds	405	488
Deferred income tax (benefit) expense	(346)	533
Stock-based compensation expense	470	194
Originations of mortgage loans held for sale	(46,100)	(74,938)
Proceeds from mortgage loans held for sale	49,507	84,528
Gain on mortgage loans held for sale, including origination of servicing rights	(1,380)	(2,049)
Net (gain) loss on disposals of premises and equipment	(11)	26
Increase in the cash surrender value of life insurance	(182)	(192)
Net losses on sales and write downs of other real estate owned	8	35
Other operating activities, net	(830)	4,198
Net cash provided by operating activities	18,330	26,401
Cash flows from investing activities:
Purchases of securities available for sale	(6,825)	(118,334)
Maturities, paydowns and calls of securities available for sale	23,777	102,671
Maturities, paydowns and calls of securities held to maturity	135	327
Net purchases of non-marketable equity securities held in other financial institutions	(22)	—
Originations of mortgage warehouse loans	(786,112)	(943,243)
Proceeds from pay-offs of mortgage warehouse loans	791,239	1,007,133
Net increase in loans, excluding mortgage warehouse and loans held for sale	(49,377)	(70,945)
Return of capital on limited partnership investments	75	144
Capital calls on limited partnership investments	—	(1,450)
Purchases of premises and equipment	(5,058)	(544)
Proceeds from sales of premises and equipment	11	53
Proceeds from sales of other real estate owned	72	148
Net cash used in investing activities	(32,085)	(24,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from financing activities:	2019	2018
Net increase in deposits	115,110	68,724
Repayments on FHLB advances	(207)	(248)
Net decrease in other borrowed funds	(100,000)	—
Net decrease in securities sold under agreements to repurchase	(5,983)	(8,996)
Dividends paid	(768)	(1,749)
Taxes paid related to net share settlement of equity awards	—	(22)
Cash received from exercise of stock options	165	—
Net cash provided by financing activities	8,317	57,709
Net (decrease) increase in cash and cash equivalents	(5,438)	60,070
Cash and cash equivalents at beginning of period	116,678	187,187
Cash and cash equivalents at end of period	$111,240	$247,257

Interest paid	$12,106	$6,879
Income taxes paid	—	1
Significant non-cash transactions:
Real estate acquired in settlement of loans	—	405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations. Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 42 banking centers located in North Louisiana, Central Mississippi, Dallas/Fort Worth and Houston, Texas. The Company principally operates in one business segment, community banking.
Basis of Presentation. The condensed consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), doing business as Thomas & Farr ("T&F") and Reeves, Coon and Funderburg ("RCF"). All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2018, but in the opinion of management, reflect all adjustments necessary for fair presentation of the Company's financial position and results of operations for the periods presented. These condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These unaudited condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's annual report on Form 10-K ("2018 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
The Company's significant accounting policies, including those for loans, impaired loans, non-accrual loans and allowance for loan losses, are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2018, included in the Company's 2018 Form 10-K ("Note 1"). There have been no significant changes to these policies since December 31, 2018.
Effective January 1, 2019, two accounting policies were revised and updated from the accounting policies described in Note 1. Effective January 1, 2019, the Company began calculating earnings per share using the treasury method due to the conversion and redemption of all material participating securities during 2018, which eliminated the requirement to calculate earnings per share using the two-class method. See the discussion below titled "Earnings Per Share" for an explanation of these methodologies. Additionally, on January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), resulting in a change to the Company's lease accounting policies. See the discussion below titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-02. There have been no other significant changes to the Company's accounting policies since December 31, 2018. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Material estimates that are particularly susceptible to change include the allowance for loan losses; the evaluation of investment securities for other than temporary impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Company's consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Earnings Per Share. Basic and diluted earnings per common share for periods beginning after December 31, 2018, are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities in

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

calculating earnings per share. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.
Basic and diluted earnings per common share for periods ending on or before December 31, 2018, were calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings were allocated between common and participating security stockholders based on their respective rights to receive dividends. Share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents were considered participating securities (e.g., restricted stock grants). Preferred stock that receives dividends based on dividends paid on common stock was also considered a participating security (e.g., Series D preferred stock). Undistributed net losses were not allocated to holders of participating securities, as they did not have a contractual obligation to fund the losses incurred by the Company. Net income attributable to common stockholders was then divided by the weighted average number of common shares outstanding during the period, net of participating securities and reduced for average unallocated shares held by the Company's Employee Retirement Plan ("Retirement Plan").
Diluted income per common share under the two-class method considers common stock issuable under the assumed release of unvested restricted stock awards, convertible preferred stock being converted to common stock, and the assumed exercise of stock options granted. The dilutive effect of share-based payment awards that were not deemed to be participating securities was calculated using the treasury stock method, which assumes that the proceeds from exercise were used to purchase common stock at the average market price for the period. The dilutive effect of participating securities was calculated using the more dilutive of the treasury stock method (which assumes that the participating securities are exercised/released) or the two-class method (which assumes that the participating securities are not exercised/released and earnings are reallocated between common and participating security stockholders). Potentially dilutive common stock equivalents were excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.
Effect of Recently Adopted Accounting Standards
ASU No. 2016-02 — Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use ("ROU") asset on the balance sheet for operating leases. Accounting for finance (formerly known as capital) leases is substantially unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2019. Please see Note 6 - Leases for more information.
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
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP. However Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

one-time cumulative effect adjustment to the allowance for loan losses at the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on its results of operations, financial position or disclosures. However, the Company has begun developing processes and procedures to ensure the Company is compliant at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and developing asset quality forecast models in preparation for the implementation of this standard. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures.

Note 2 - Earnings Per Share

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019 (1)	2018 (1)
Basic earnings per common share
Net income	$14,155	$13,407
Less: Dividends to preferred stock	—	1,115
Less: Net income allocated to participating stockholders	—	553
Net income available to common stockholders	$14,155	$11,739
Weighted average common shares outstanding	23,569,576	19,459,278
Basic earnings per common share	$0.60	$0.60
Diluted earnings per common share
Diluted earnings applicable to common stockholders(2)	$14,155	$11,771
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	23,569,576	19,459,278
Dilutive effect of stock-based awards	206,773	216,195
Weighted average diluted common shares outstanding	23,776,349	19,675,473
Diluted earnings per common share	$0.60	$0.60
____________________________

(1)
Series D preferred stockholders were participating stockholders during the three months ended March 31, 2018, requiring the Company to calculate earnings per share using the two-class method. Subsequent to the conversion of all Series D preferred stock in June 2018, the Company used the treasury method for the computation of earnings per share, including the period ended March 31, 2019.

(2)
The two-class method for the computation of earnings per share was used for the quarter ended March 31, 2018. Net income available to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Available for sale:
State and municipal securities	$93,222	$2,093	$(22)	$95,293
Corporate bonds	11,007	300	—	11,307
U.S. Government and agency securities	61,273	109	(9)	61,373
Commercial mortgage-backed securities	12,180	188	—	12,368
Residential mortgage-backed securities	185,023	1,462	(993)	185,492
Commercial collateralized mortgage obligations	4,377	19	—	4,396
Residential collateralized mortgage obligations	194,985	514	(1,902)	193,597
Total	$562,067	$4,685	$(2,926)	$563,826
Held to maturity:
State and municipal securities	$19,033	$—	$(92)	$18,941
Securities carried at fair value through income:
State and municipal securities(1)	$11,503	$—	$—	$11,510

December 31, 2018
Available for sale:
State and municipal securities	$99,780	$1,266	$(163)	$100,883
Corporate bonds	10,997	102	(65)	11,034
U.S. Government and agency securities	61,122	82	(54)	61,150
Commercial mortgage-backed securities	16,672	94	—	16,766
Residential mortgage-backed securities	188,058	417	(2,160)	186,315
Residential collateralized mortgage obligations	202,422	315	(3,241)	199,496
Total	$579,051	$2,276	$(5,683)	$575,644
Held to maturity:
State and municipal securities	$19,169	$—	$(33)	$19,136
Securities carried at fair value through income:
State and municipal securities(1)	$11,503	$—	$—	$11,361
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the condensed consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Securities with unrealized losses at March 31, 2019, and December 31, 2018, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$1,050	$(1)	$2,319	$(21)	$3,369	$(22)
U.S. Government and agency securities	737	(9)	—	—	737	(9)
Residential mortgage-backed securities	1,056	(5)	73,622	(988)	74,678	(993)
Residential collateralized mortgage obligations	8,561	(15)	119,291	(1,887)	127,852	(1,902)
Total	$11,404	$(30)	$195,232	$(2,896)	$206,636	$(2,926)
Held to maturity:
State and municipal securities	$18,941	$(92)	$—	$—	$18,941	$(92)

December 31, 2018
Available for sale:
State and municipal securities	$13,101	$(50)	$8,463	$(113)	$21,564	$(163)
Corporate bonds	7,932	(65)	—	—	7,932	(65)
U.S. Government and agency securities	56,271	(54)	—	—	56,271	(54)
Residential mortgage-backed securities	18,836	(65)	77,471	(2,095)	96,307	(2,160)
Residential collateralized mortgage obligations	14,711	(79)	120,601	(3,162)	135,312	(3,241)
Total	$110,851	$(313)	$206,535	$(5,370)	$317,386	$(5,683)
Held to maturity:
State and municipal securities	$13,921	$(33)	$—	$—	$13,921	$(33)
At March 31, 2019, the Company had 77 individual securities that were in an unrealized loss position. The unrealized losses for each of the securities related to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2019, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$59,523	$59,552
Due after one year through five years	13,820	13,808	24,357	24,731
Due after five years through ten years	—	—	76,290	78,255
Due after ten years	5,213	5,133	5,332	5,435
Commercial mortgage-backed securities	—	—	12,180	12,368
Residential mortgage-backed securities	—	—	185,023	185,492
Commercial collateralized mortgage obligations	—	—	4,377	4,396
Residential collateralized mortgage obligations	—	—	194,985	193,597
Total	$19,033	$18,941	$562,067	$563,826

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for public deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Carrying value of securities pledged to secure public deposits	$334,352	$364,055
Carrying value of securities pledged to repurchase agreements	39,477	48,847
Note 4 - Loans
Loans consisted of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Loans held for sale	$42,265	$52,210
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,202,269	$1,228,402
Construction/land/land development	488,167	429,660
Residential real estate	638,064	629,714
Total real estate	2,328,500	2,287,776
Commercial and industrial	1,287,300	1,272,566
Mortgage warehouse lines of credit	202,744	207,871
Consumer	19,799	20,892
Total loans held for investment(1)	3,838,343	3,789,105
Less: Allowance for loan losses	35,578	34,203
Net loans held for investment	$3,802,765	$3,754,902
____________________________

(1)	Includes net deferred loan fees of $3.3 million and $3.2 million at March 31, 2019, and December 31, 2018, respectively.
Included in total loans held for investment were $18.4 million and $18.6 million of commercial real estate loans for which the fair value option was elected as of March 31, 2019, and December 31, 2018, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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

• Special Mention (7)	This grade is intended to be temporary and includes borrowers whose credit quality has deteriorated and is at risk of further decline.
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

• Loss (0)	This grade includes "Loss" loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.
The recorded investment in loans by credit quality indicator at March 31, 2019, and December 31, 2018, excluding loans held for sale, were as follows:

	March 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,169,170	$14,272	$18,827	$—	$—	$1,202,269
Construction/land/land development	484,912	1,004	2,251	—	—	488,167
Residential real estate	628,612	1,132	8,320	—	—	638,064
Total real estate	2,282,694	16,408	29,398	—	—	2,328,500
Commercial and industrial	1,217,732	25,253	44,315	—	—	1,287,300
Mortgage warehouse lines of credit	202,744	—	—	—	—	202,744
Consumer	19,593	—	206	—	—	19,799
Total loans held for investment	$3,722,763	$41,661	$73,919	$—	$—	$3,838,343

	December 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,206,194	$3,101	$19,107	$—	$—	$1,228,402
Construction/land/land development	426,770	157	2,733	—	—	429,660
Residential real estate	617,996	1,142	10,576	—	—	629,714
Total real estate	2,250,960	4,400	32,416	—	—	2,287,776
Commercial and industrial	1,190,718	34,964	46,884	—	—	1,272,566
Mortgage warehouse lines of credit	207,871	—	—	—	—	207,871
Consumer	20,712	—	180	—	—	20,892
Total loans held for investment	$3,670,261	$39,364	$79,480	$—	$—	$3,789,105

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	March 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$3,079	$—	$8,370	$11,449	$1,190,820	$1,202,269	$—
Construction/land/land development	572	612	56	1,240	486,927	488,167	—
Residential real estate	2,424	317	2,988	5,729	632,335	638,064	—
Total real estate	6,075	929	11,414	18,418	2,310,082	2,328,500	—
Commercial and industrial	5,143	145	14,021	19,309	1,267,991	1,287,300	—
Mortgage warehouse lines of credit	—	—	—	—	202,744	202,744	—
Consumer	73	36	5	114	19,685	19,799	—
Total loans held for investment	$11,291	$1,110	$25,440	$37,841	$3,800,502	$3,838,343	$—

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$458	$1,409	$7,224	$9,091	$1,219,311	$1,228,402	$—
Construction/land/land development	2,657	—	435	3,092	426,568	429,660	—
Residential real estate	2,137	527	4,149	6,813	622,901	629,714	—
Total real estate	5,252	1,936	11,808	18,996	2,268,780	2,287,776	—
Commercial and industrial	276	8,263	6,157	14,696	1,257,870	1,272,566	—
Mortgage warehouse lines of credit	—	—	—	—	207,871	207,871	—
Consumer	383	8	2	393	20,499	20,892	—
Total loans held for investment	$5,911	$10,207	$17,967	$34,085	$3,755,020	$3,789,105	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2019
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$8,999	$89	$51	$297	$9,258
Construction/land/land development	3,331	—	1	347	3,679
Residential real estate	5,705	—	27	(155)	5,577
Commercial and industrial	15,616	511	1,074	296	16,475
Mortgage warehouse lines of credit	316	—	—	49	365
Consumer	236	8	7	(11)	224
Total	$34,203	$608	$1,160	$823	$35,578
____________________________

(1)
The $1.0 million provision for credit losses on the condensed consolidated statements of income includes a $823,000 net loan loss provision and a $182,000 provision for off-balance sheet commitments for the three months ended March 31, 2019.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
____________________________

(1)
The $1.5 million benefit for credit losses on the condensed consolidated statements of income includes a $1.6 million net loan loss benefit and a $34,000 provision for off-balance sheet commitments for the three months ended March 31, 2018.

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	March 31, 2019
(Dollars in thousands)	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Loans secured by real estate:
Commercial real estate	$—	$9,258	$9,099	$1,174,783
Construction/land/land development	1	3,678	1,002	487,165
Residential real estate	15	5,562	4,867	633,197
Commercial and industrial	183	16,292	15,728	1,271,572
Mortgage warehouse lines of credit	—	365	—	202,744
Consumer	1	223	168	19,631
Total	$200	$35,378	$30,864	$3,789,092
____________________________

(1)
Excludes $18.4 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2018
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

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either March 31, 2019, or December 31, 2018.

	March 31, 2019
(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Loans secured by real estate:
Commercial real estate	$11,318	$9,052	$47	$9,099	$—
Construction/land/land development	1,320	876	126	1,002	1
Residential real estate	5,764	4,165	702	4,867	15
Total real estate	18,402	14,093	875	14,968	16
Commercial and industrial	18,304	15,278	450	15,728	183
Consumer	185	—	168	168	1
Total impaired loans	$36,891	$29,371	$1,493	$30,864	$200

	December 31, 2018
(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Loans secured by real estate:
Commercial real estate	$10,894	$8,725	$48	$8,773	$5
Construction/land/land development	1,329	838	179	1,017	19
Residential real estate	7,815	6,092	784	6,876	68
Total real estate	20,038	15,655	1,011	16,666	92
Commercial and industrial	18,883	15,806	622	16,428	255
Consumer	202	—	184	184	19
Total impaired loans	$39,123	$31,461	$1,817	$33,278	$366

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The average recorded investment and interest recognized on impaired loans while classified as impaired for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,076	$5	$9,864	$27
Construction/land/land development	1,013	2	1,847	9
Residential real estate	5,953	7	7,665	24
Total real estate	16,042	14	19,376	60
Commercial and industrial	16,191	6	17,717	88
Consumer	178	1	256	3
Total impaired loans	$32,411	$21	$37,349	$151
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings ("TDRs") are included in certain loan categories within impaired loans. At March 31, 2019, the Company had no funding commitments in connection with impaired loans.
Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate	$8,622	$8,281
Construction/land/land development	922	935
Residential real estate	5,196	6,668
Total real estate	14,740	15,884
Commercial and industrial	15,309	15,792
Consumer	206	180
Total nonaccrual loans	$30,255	$31,856
For the three months ended March 31, 2019 and 2018, gross interest income that would have been recorded if the nonaccruing loans had been current in accordance with their original terms was $355,000 and $430,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the three months ended March 31, 2019 or 2018.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate and commercial and industrial loans, in accordance with U.S. GAAP. The Company had $1.4 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at March 31, 2019, and $741,000 at December 31, 2018. There were no nonaccrual loans held for investment that were recorded using the fair value option election at March 31, 2019, or December 31, 2018.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	March 31, 2019	December 31, 2018
TDRs
Nonaccrual TDRs	$6,082	$5,793
Performing TDRs	1,270	2,054
Total	$7,352	$7,847

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the pre-modification balance of TDR modifications that occurred during the periods indicated and the ending balances by concession type as of the period presented.

	Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Combination	Total Modifications
Loans secured by real estate:
Construction/land/land development	1	$361	$—	$360	$360
Commercial and industrial	1	19	18	—	18
Total	2	$380	$18	$360	$378

	Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Loans secured by real estate:
Residential real estate	1	$94	$—	$—	$91	$91
During the three months ended March 31, 2019 and 2018, no loan defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three months ended March 31, 2019, did not significantly impact the Company's determination of the allowance for loan losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
Note 5 - Fair Value of Financial Instruments
Fair value is the exchange price that is expected to be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain assets and liabilities are recorded in the Company's condensed consolidated financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.
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
Level 2 - Fair value is based on significant other observable inputs that are generally determined based on a single price for each financial instrument provided to the Company by an unrelated third-party pricing service and is based on one or more of the following:
•Quoted prices for similar, but not identical, assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and
•Other inputs derived from or corroborated by observable market inputs.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2019, and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during March 31, 2019, or December 31, 2018.

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$56,986	$38,307	$95,293
Corporate bonds	—	11,307	—	11,307
U.S. Government and agency securities	55,891	5,482	—	61,373
Commercial mortgage-backed securities	—	12,368	—	12,368
Residential mortgage-backed securities	—	185,492	—	185,492
Commercial collateralized mortgage obligations	—	4,396	—	4,396
Residential collateralized mortgage obligations	—	193,597	—	193,597
Securities available for sale	55,891	469,628	38,307	563,826
Securities carried at fair value through income	—	—	11,510	11,510
Loans held for sale	—	15,598	—	15,598
Loans at fair value	—	—	18,387	18,387
Mortgage servicing rights	—	—	23,407	23,407
Other assets - derivatives	—	5,816	—	5,816
Total recurring fair value measurements - assets	$55,891	$491,042	$91,611	$638,544

Other liabilities - derivatives	$—	$(5,047)	$—	$(5,047)
Total recurring fair value measurements - liabilities	$—	$(5,047)	$—	$(5,047)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,522	$39,361	$100,883
Corporate bonds	—	11,034	—	11,034
U.S. Government and agency securities	55,515	5,635	—	61,150
Commercial mortgage-backed securities	—	16,766	—	16,766
Residential mortgage-backed securities	—	186,315	—	186,315
Residential collateralized mortgage obligations	—	199,496	—	199,496
Securities available for sale	55,515	480,768	39,361	575,644
Securities carried at fair value through income	—	—	11,361	11,361
Loans held for sale	—	21,562	—	21,562
Loans at fair value	—	—	18,571	18,571
Mortgage servicing rights	—	—	25,114	25,114
Other assets - derivatives	—	3,563	—	3,563
Total recurring fair value measurements - assets	$55,515	$505,893	$94,407	$655,815

Other liabilities - derivatives	$—	$(2,846)	$—	$(2,846)
Total recurring fair value measurements - liabilities	$—	$(2,846)	$—	$(2,846)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(1,990)	—	—
Other noninterest income	72	—	—	149
Gain recognized in accumulated other comprehensive income	—	—	694	—
Purchases, issuances, sales and settlements:
Originations	—	283	—	—
Purchases	—	—	—	—
Settlements	(256)	—	(1,748)	—
Balance at March 31, 2019	$18,387	$23,407	$38,307	$11,510

Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	1,274	—	—
Other noninterest income	(295)	—	—	(310)
Loss recognized in accumulated other comprehensive income	—	—	(727)	—
Purchases, issuances, sales, and settlements:
Originations	—	543	—	—
Purchases	—	—	259	—
Settlements	(382)	—	(1,586)	—
Balance at March 31, 2018	$25,934	$25,999	$39,961	$11,723
____________________________

(1)	Total mortgage banking revenue includes changes in fair value due to market changes and run-off.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that includes, but is not limited to dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions. In order to ensure the fair values are consistent with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to another pricing source, such as Bloomberg LP. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagement No.16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Mortgage Servicing Rights ("MSR")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	March 31, 2019	December 31, 2018
Prepayment speed	11.10%	9.90%
Discount rate	10.36	10.42
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
Derivatives
Fair values for interest rate swap agreements are based upon the amounts that are required to settle the contracts. Fair values for derivative loan commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2019, and December 31, 2018, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected.

	March 31, 2019
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$15,598	$15,172	$426
Commercial real estate loans held for investment(2)	18,387	18,136	251
Securities carried at fair value through income	11,510	11,503	7
Total	$45,495	$44,811	$684
____________________________

(1)	A total of $1.4 million of loans held for sale were designated as nonaccrual or 90 days or more past due at March 31, 2019. Of this balance, $1.0 million was guaranteed by U.S. Government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at March 31, 2019.

	December 31, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$21,562	$21,173	$389
Commercial real estate loans held for investment(2)	18,571	18,391	180
Securities carried at fair value through income	11,361	11,503	(142)
Total	$51,494	$51,067	$427
____________________________

(1)	A total of $741,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2018. Of this balance, $582,000 was guaranteed by U.S. Government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2018.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the condensed consolidated statement of income line items reflected in the following table.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Changes in fair value included in noninterest income:
Mortgage banking revenue	$37	$(324)
Other income:
Loans at fair value held for investment	72	(295)
Securities carried at fair value through income	149	(310)
Total impact on other income	221	(605)
Total fair value option impact on noninterest income (1)	$258	$(929)
____________________________

(1)	The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 7 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at both March 31, 2019, and December 31, 2018. The Company believes the fair value approximates the price it would receive upon a sale in an orderly market transaction ("exit price").
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both March 31, 2019, and December 31, 2018. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $42.3 million at March 31, 2019, and are shown on the face of the condensed consolidated balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $26.7 million and $30.6 million, respectively, at March 31, 2019, and December 31, 2018, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the condensed consolidated balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was approximately $1.3 million and $1.4 million at March 31, 2019, and December 31, 2018, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $3.7 million at both March 31, 2019, and December 31, 2018. At March 31, 2019, the Company had $2.4 million in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2019		December 31, 2018
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$111,240	$111,240	$116,678	$116,678
Level 2 inputs:
Securities held to maturity	19,033	18,941	19,169	19,136
Non-marketable equity securities held in other financial institutions	42,314	42,314	42,149	42,149
Accrued interest and loan fees receivable	15,872	15,872	16,454	16,454
Level 3 inputs:
Loans held for investment, net(1)	3,784,378	3,639,333	3,736,331	3,605,142
Financial liabilities:
Level 2 inputs:
Deposits	3,898,248	3,710,982	3,783,138	3,537,283
FHLB advances and other borrowings	335,053	338,518	445,224	444,286
Junior subordinated debentures	9,651	10,721	9,644	10,723
Accrued interest payable	3,041	3,041	2,679	2,679
____________________________

(1)
Loans held for investment, net does not include loans for which the fair value option had been elected at March 31, 2019, or December 31, 2018, as these loans are carried at fair value on a recurring basis.

Note 6 - Leases
The Company adopted ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recognized a $321,000 cumulative effect adjustment credit, net of tax, to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification.
The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its balance sheets, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses an estimated incremental collateralized borrowing rate, which is derived from information available at the lease commencement date and gives consideration to the applicable FHLB borrowing rates, when determining the present value of lease payments.
The Company's lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees. All of the Company's operating long-term leases are real estate leases, which account for the lease and non-lease components as a single lease component.
The Company leases certain real estate for its banking and insurance premises, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2038.
The balance sheet details and components of the Company's lease expense were as follows:

(Dollars in thousands)	At and for the Three Months Ended March 31, 2019
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$26,267
Operating lease liabilities (included in Accrued expenses and other liabilities)	28,247
Finance lease liabilities (included in Accrued expenses and other liabilities)	444
Lease expense:
Operating lease expense	1,146
Other lease expense	62
Total lease expense	$1,208
Weighted average remaining lease term (years) - operating leases	9.87
Weighted average discount rate - operating leases	3.48%
Right of use assets obtained in exchange for new operating lease liabilities	$940
Maturities of operating lease liabilities were as follows:

March 31, 2019
Year 1	$4,799
Year 2	4,458
Year 3	3,893
Year 4	3,687
Year 5	3,279
Year 6 and thereafter	13,845
Total lease payments	33,961
Less: Imputed interest	5,714
Total lease obligations	$28,247
Total lease expense was $956,000 for the three months ended March 31, 2018.
The Company had one sale-leaseback transaction from 2017 that resulted in a loss on sale. The loss was previously deferred and was being amortized to lease expense over the term of the lease. Upon the Company's adoption of ASU 842, the deferred loss of $962,000 was combined with the ROU asset.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Supplemental cash flow related to leases was as follows:

Three Months Ended March 31, 2019
Operating cash flows from operating leases	$1,173

Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2019	2018
Origination	$130	$210
Gain on sale of loans held for sale	1,097	2,024
Servicing	1,699	1,837
Total gross mortgage revenue	2,926	4,071
Mortgage derivatives gain (loss)	210	(539)
MSR change due to payoffs and paydowns	(718)	(784)
MSR and hedge fair value adjustment	188	(379)
Gain on MSR sale (1)	—	25
Mortgage banking revenue	$2,606	$2,394
____________________________

(1)	Amount shown during the three months ended March 31, 2018, reflects final settlement on a loan servicing portfolio sold during the three months ended December 31, 2017.
Management uses forward contracts on mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$25,114	$24,182
Origination of servicing rights	283	543
Change in fair value, including amortization, net	(1,990)	1,274
Balance at end of period	$23,407	$25,999
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

There were no mortgage loan servicing putback expenses incurred by the Company for either the three months ended March 31, 2019 or 2018. At both March 31, 2019, and December 31, 2018, the reserve for mortgage loan servicing putback expenses totaled $196,000. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers, the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans totaled $26.7 million and $30.6 million at March 31, 2019, and December 31, 2018, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's condensed consolidated balance sheets.
Note 8 - Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments, as well as to manage changes in fair values of some assets which are marked at fair value through the condensed consolidated statement of income on a recurring basis.
Cash Flow Hedges of Interest Rate Risk
The Company is a party to two interest rate swap agreements under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instruments represented by the swap agreements are designated as cash flow hedges of the Company's forecasted variable cash flows under its junior subordinated debentures. During the term of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the changes in fair value of the derivatives recognized directly in earnings. The entire swap fair values will be reclassified into earnings before the respective expiration dates of the swap agreements.
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
Mortgage banking derivatives
The Company enters into certain derivative agreements as part of its mortgage banking and related risk management activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward contracts to sell these loans to investors on a mandatory delivery basis. The Company also economically hedges the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's condensed consolidated balance sheets at March 31, 2019, and December 31, 2018, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Interest rate swaps included in other assets	$10,500	$10,500	$58	$152

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$150,487	$127,512	$4,354	$2,302
Interest rate swaps included in other liabilities	168,747	145,857	(4,901)	(2,625)
Forward commitments to purchase mortgage-backed securities included in other assets	290,000	140,000	906	709
Forward commitments to sell residential mortgage loans included in other liabilities	28,150	24,750	(146)	(221)
Interest rate-lock commitments on residential mortgage loans included in other assets	24,896	16,244	498	400
	$662,280	$454,363	$711	$565
____________________________

(1)
Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the condensed consolidated balance sheets.

The weighted-average rates paid and received for interest rate swaps at March 31, 2019, were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Cash flow hedges	4.81%	5.42%
Non-hedging interest rate swaps - financial institution counterparties	5.02	4.72
Non-hedging interest rate swaps - customer counterparties	4.80	5.06
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2019	2018
Amount of gain (loss) recognized in mortgage banking revenue (1)	$1,311	$(1,661)
Amount of (loss) gain recognized in other non-interest income	(225)	523
____________________________

(1)
Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 7 - Mortgage Banking for more information on components of mortgage banking revenue.

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
At March 31, 2019, and December 31, 2018, the Company had cash collateral on deposit with swap counterparties totaling $5.0 million and $1.9 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 9 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding at March 31, 2019. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At March 31, 2019, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 987,324 shares.
Share-based compensation cost charged to income for the three months ended March 31, 2019 and 2018, is presented below:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Restricted stock	$470	$194
Total stock compensation expense	$470	$194
Related tax benefits recognized in net income	$99	$41
Restricted Stock Grants
The Company's restricted stock grants are time-vested awards and are granted to the Company's Board of Directors, executives and senior management team. The service period in which time-vested awards are earned ranges from one to five years. Time-vested awards are valued utilizing the fair value of the Company's stock at the grant date. These awards are expensed on a straight-line method over the requisite service period, with forfeitures recognized as they occur.
The following table summarizes the Company's time-vested award activity:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	174,407	$35.01	61,293	$24.61
Granted	976	35.91	7,334	25.41
Vested	(3,568)	25.25	(4,397)	24.91
Forfeited	(1,550)	23.64	—	—
Nonvested shares, March 31,	170,265	$35.32	64,230	$24.68
During the three months ended March 31, 2019, no shares were retired by the Company upon vesting of restricted stock awards. During the three months ended March 31, 2018, award recipients surrendered and the Company retired 845 shares to cover taxes owed upon the vesting of restricted stock awards.
At March 31, 2019, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 3.13 years.
Stock Option Grants
The Company issues common stock options to select officers and employees through individual agreements and as a result of obligations assumed in association with certain business combinations. As a result, both incentive and nonqualified stock options have been issued and may be issued in the future. The exercise price of each option varies by agreement and is based on either the fair value of the stock at the date of the grant in circumstances where option grants occurred or based on the previously committed exercise price in the case of options acquired through merger. No outstanding stock option has a term that exceeds twenty years. Vesting periods range from immediate to ten years from the date of grant or merger. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

fair-value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rates, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.
The table below summarizes the status of the Company's stock options and changes during the three months ended March 31, 2019 and 2018.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three months ended March 31, 2018
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Outstanding at March 31, 2018	319,500	10.65	6.82	4,843

Three months ended March 31, 2019
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding at March 31, 2019	254,000	10.55	6.56	5,969
Exercisable at March 31, 2019	254,000	$10.55	6.56	$5,969

Note 10 - Income Taxes
The provision for income taxes was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Federal income taxes:
Current	$3,167	$2,175
Deferred	(336)	501
State income taxes:
Current	268	76
Deferred	(10)	32
Income tax expense	$3,089	$2,784
Effective income tax rate	17.9%	17.2%
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2019 and 2018, primarily due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, the Company expects the effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
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

Note 11 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on available for sale ("AFS") securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gains on AFS Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	4,078	(74)	4,004
Balance at March 31, 2019	$1,477	$47	$1,524

Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(4,492)	144	(4,348)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at March 31, 2018	$(2,936)	$177	$(2,759)
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
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level, and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments, stock repurchases and discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2019, and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

At March 31, 2019, and December 31, 2018, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table.
The actual capital amounts and ratios of the Company and Bank at March 31, 2019, and December 31, 2018, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$534,230	12.05%	$310,382	7.00%	N/A	N/A
Origin Bank	523,866	11.85	309,522	7.00	$287,413	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	543,555	12.26	376,893	8.50	N/A	N/A
Origin Bank	523,866	11.85	375,848	8.50	353,739	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	580,763	13.10	465,572	10.50	N/A	N/A
Origin Bank	561,074	12.69	464,282	10.50	442,174	10.00
Leverage Ratio
Origin Bancorp, Inc.	543,555	11.23	193,656	4.00	N/A	N/A
Origin Bank	523,866	10.85	193,150	4.00	241,437	5.00
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$519,468	11.94%	$304,431	7.00%	N/A	N/A
Origin Bank	508,826	11.73	303,621	7.00	$281,934	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	528,786	12.16	369,668	8.50	N/A	N/A
Origin Bank	508,826	11.73	368,683	8.50	346,996	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	564,437	12.98	456,647	10.50	N/A	N/A
Origin Bank	544,477	12.55	455,430	10.50	433,743	10.00
Leverage Ratio
Origin Bancorp, Inc.	528,786	11.21	188,711	4.00	N/A	N/A
Origin Bank	508,826	10.81	188,229	4.00	235,287	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at March 31, 2019, the Bank could pay aggregate dividends of up to $61.0 million to the Company without prior regulatory approval.
Note 13 - Commitments and Contingencies
Credit Related Commitments
In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$1,219,539	$1,178,735
Standby letters of credit	50,781	46,860
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2019, and December 31, 2018, these credit card guarantees totaled $557,000 and $772,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At March 31, 2019, and December 31, 2018, the Company had FHLB letters of credit totaling $187.2 million and $172.0 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $1.6 million and $1.4 million at March 31, 2019, and December 31, 2018, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this report to "we," "us," "our," "our company," "the Company" or "Origin" refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to "Origin Bank" or "the Bank" refer to Origin Bank, our wholly owned bank subsidiary.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly owned bank subsidiary, Origin Bank, and the discussion and analysis that follows primarily relates to activities conducted at the Bank level.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors." We assume no obligation to update any of these forward looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Through our wholly owned bank subsidiary, Origin Bank, we provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 42 banking centers in Louisiana, Texas and Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans, securities and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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
2019 First Quarter Executive Summary:

•	Net income reached a historical quarterly high of $14.2 million for the quarter ended March 31, 2019, compared to $13.4 million for the quarter ended March 31, 2018.

•
Total loans held for investment were $3.84 billion, an increase of $49.2 million, or 1.3%, from December 31, 2018. The yield earned on total loans held for investment during the quarter ended March 31, 2019, was 5.28%, compared to 4.73% for the quarter ended March 31, 2018.

•
Total deposits increased by $115.1 million, or 3.0%, from December 31, 2018. The average rate paid on our interest-bearing deposits was 1.48% for the quarter ended March 31, 2019, compared to 0.90% for the quarter ended March 31, 2018.

•	The Company's efficiency ratio improved to 65.97% for the quarter ended March 31, 2019, compared to 67.06% for the quarter ended March 31, 2018.

•	Nonperforming loans held for investment to total loans held for investment was 0.79% at March 31, 2019, compared to 0.84% at December 31, 2018.

•	The Company opened a new full service branch on April 1, 2019, in the Dallas/Fort Worth metroplex.

Comparison of the Results of Operations for the Three Months Ended March 31, 2019 and 2018
Net Interest Income
Net interest income for the quarter ended March 31, 2019, was $42.0 million, an increase of $7.3 million, or 21.0%, compared to the quarter ended March 31, 2018. The increase was primarily due to increases of $11.7 million and $1.3 million in interest income earned on loans and investment securities, respectively. The increase in interest income earned on loans was primarily driven by an $8.2 million combined increase in interest income on the commercial and industrial and commercial real estate loan portfolios. Of this combined increase, 59.5% was driven by average volumes and 40.5% was driven by yields on the loans in those portfolios. The increase in income earned on investment securities was primarily driven by increases in the average balance of taxable investment securities, which increased by $188.2 million, or 60.6%, compared to the quarter ended March 31, 2018. The increase in net interest income was partially offset by higher costs of funding, mostly as a result of increases in market interest rates impacting deposit accounts, as well as an increase in the average balance of outstanding borrowings, which was primarily driven by a $250.0 million FHLB advance obtained in the third quarter of 2018 which was re-deployed into higher yielding interest-earning assets and replaced higher rate FHLB advances ("leverage transaction").
The average rate paid on total interest-bearing liabilities for the quarter ended March 31, 2019, was 1.55%, representing an increase of 58 basis points compared to the quarter ended March 31, 2018. Additionally, average balances of total interest-bearing liabilities increased by $448.5 million, or 16.0% compared to the quarter ended March 31, 2018. The primary drivers of the increase in average interest-bearing liabilities compared to the same quarter in the previous year were increases in average FHLB borrowings of $260.5 million and average interest-bearing deposits of $177.0 million. The average rate paid on interest-bearing deposits was 1.48% for the quarter ended March 31, 2019, representing an increase of 58 basis points compared to the same quarter in the previous year. The increase in average balances in FHLB borrowings in the current period compared to the quarter ended March 31, 2018, was largely due to our leverage transaction in the third quarter of 2018.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019			2018
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,214,682	$15,496	5.17%	$1,085,597	$12,564	4.69%
Construction/land/land development	457,175	6,473	5.74	327,472	3,932	4.87
Residential real estate	634,287	7,633	4.81	575,511	6,438	4.47
Commercial and industrial	1,287,461	16,999	5.35	1,001,894	11,777	4.77
Mortgage warehouse lines of credit	147,453	2,045	5.63	174,714	2,147	4.98
Consumer	20,482	350	6.83	21,054	340	6.45
Loans held for investment	3,761,540	48,996	5.28	3,186,242	37,198	4.73
Loans held for sale	17,687	179	4.05	27,082	276	4.08
Loans receivable	3,779,227	49,175	5.28	3,213,324	37,474	4.73
Investment securities-taxable	498,733	3,341	2.68	310,519	1,740	2.24
Investment securities-non-taxable	101,794	858	3.37	132,660	1,184	3.57
Non-marketable equity securities held in other financial institutions	42,161	301	2.90	22,968	168	2.97
Interest-bearing balances due from banks	123,326	819	2.69	217,313	878	1.64
Total interest-earning assets	4,545,241	54,494	4.86%	3,896,784	41,444	4.31%
Noninterest-earning assets(3)	325,807			301,069
Total assets	$4,871,048			$4,197,853
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,020,440	$6,259	1.26%	$2,073,120	$4,160	0.81%
Time deposits	848,629	4,238	2.03	618,994	1,820	1.19
Total interest-bearing deposits	2,869,069	10,497	1.48	2,692,114	5,980	0.90
Federal funds purchased (4)	19	—	2.89	—	—	—
FHLB advances	335,891	1,698	2.05	75,439	570	3.06
Securities sold under agreements to repurchase	39,757	136	1.39	28,713	34	0.47
Subordinated debentures	9,647	137	5.78	9,622	136	5.65
Total interest-bearing liabilities	3,254,383	12,468	1.55	2,805,888	6,720	0.97
Noninterest-bearing deposits	972,617			864,552
Other liabilities(3)	83,957			67,459
Total liabilities	4,310,957			3,737,899
Stockholders' Equity	560,091			459,954
Total liabilities and stockholders' equity	$4,871,048			$4,197,853
Net interest spread			3.31%			3.34%
Net interest income and margin		$42,026	3.75%		$34,724	3.61%
Net interest income and margin - (tax equivalent)(5)		$42,555	3.80%		$35,338	3.68%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year. Rates paid for subordinated debentures are calculated at the portfolio level using the actual number of days in each month over 360 days in a year.

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $30.1 million and $32.0 million for the three months ended March 31, 2019, and March 31, 2018, respectively. The GNMA repurchase asset and liability accounts are recorded as equal offsetting amounts in the condensed consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the notes to our condensed consolidated financial statements.

(4)	Interest paid on Federal funds purchased was less than the rounding threshold and is not shown.

(5)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a federal income tax rate of 21% for the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,494	$1,438	$2,932
Construction/land/land development	1,557	984	2,541
Residential real estate	658	537	1,195
Commercial and industrial	3,357	1,865	5,222
Mortgage warehouse lines of credit	(335)	233	(102)
Consumer	(9)	19	10
Loans held for sale	(96)	(1)	(97)
Loans receivable	6,626	5,075	11,701
Investment securities-taxable	1,055	546	1,601
Investment securities-non-taxable	(276)	(50)	(326)
Non-marketable equity securities held in other financial institutions	141	(8)	133
Interest-bearing deposits in banks	(380)	321	(59)
Total interest-earning assets	7,166	5,884	13,050
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	(106)	2,205	2,099
Time deposits	675	1,743	2,418
FHLB advances	1,968	(840)	1,128
Securities sold under agreements to repurchase	13	89	102
Junior subordinated debentures	—	1	1
Total interest-bearing liabilities	2,550	3,198	5,748
Net interest income	$4,616	$2,686	$7,302

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
We recorded provision expense of $1.0 million for the quarter ended March 31, 2019, an increase of $2.5 million from a benefit for credit losses of $1.5 million for the quarter ended March 31, 2018. During the quarter ended March 31, 2018, we recorded a release of provision primarily due to paydowns and improvements in certain collateral dependent impaired loans. Our allowance for loan losses was 0.93% of total loans held for investment at March 31, 2019, compared to 1.05% at March 31, 2018, due to improvement in overall credit quality of our loan portfolio. Allowance for loan losses as a percentage of nonperforming loans held for investment was 117.59% at March 31, 2019, compared to 126.37% at March 31, 2018, and specific reserves on impaired loans totaled $200,000 and $3.3 million at March 31, 2019, and March 31, 2018, respectively. Reserves on impaired loans decreased primarily due to $3.0 million of write-downs taken on three loan relationships subsequent to March 31, 2018.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		$ Change	% Change
Noninterest income:	2019	2018
Service charges and fees	$3,316	$3,014	$302	10.0%
Mortgage banking revenue	2,606	2,394	212	8.9
Insurance commission and fee income	3,510	2,107	1,403	66.6
Gain (loss) on sales and disposals of other assets, net	3	(61)	64	(104.9)
Other fee income	276	452	(176)	(38.9)
Other income	1,893	1,894	(1)	(0.1)
Total noninterest income	$11,604	$9,800	$1,804	18.4%
Noninterest income for the three months ended March 31, 2019, increased by $1.8 million, or 18.4%, to $11.6 million, compared to $9.8 million for the three months ended March 31, 2018. The primary driver of the increase was a $1.4 million, or 66.6% increase in insurance commission and fee income caused by our increased presence in North Louisiana after our acquisition of RCF in July 2018.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		$ Change	% Change
Noninterest expense:	2019	2018
Salaries and employee benefits	$22,613	$18,241	$4,372	24.0%
Occupancy and equipment, net	4,044	3,653	391	10.7
Data processing	1,587	1,473	114	7.7
Electronic banking	689	743	(54)	(7.3)
Communications	586	515	71	13.8
Advertising and marketing	798	657	141	21.5
Professional services	904	665	239	35.9
Regulatory assessments	711	720	(9)	(1.3)
Loan related expenses	669	713	(44)	(6.2)
Office and operations	1,481	1,278	203	15.9
Other	1,299	1,199	100	8.3
Total noninterest expense	$35,381	$29,857	$5,524	18.5%
Noninterest expense for the three months ended March 31, 2019, increased by $5.5 million, or 18.5%, to $35.4 million, compared to $29.9 million for the three months ended March 31, 2018. This increase was primarily driven by increases of $4.4 million and $391,000 in salaries and employee benefits and net occupancy expenses, respectively.
Salaries and employee benefits. The $4.4 million increase in salaries and employee benefits was primarily driven by the addition of the Houston lift-out team, our acquisition of RCF in July 2018, and increases in incentive compensation which contributed $1.4 million, $900,000 and $443,000 respectively, to the overall increase.
Occupancy and equipment, net. The $391,000 increase in occupancy and equipment expense, net was largely due to the addition of the Houston lift-out team, Dallas and Shreveport lending professionals and the locations acquired in the RCF acquisition in July 2018, as well our opening of a new banking center in the third quarter of 2018.
Income Tax Expense
For the three months ended March 31, 2019, we recognized income tax expense of $3.1 million, compared to income tax expense of $2.8 million for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019, was 17.9%, compared to 17.2% for the three months ended March 31, 2018. The higher effective tax rate for the 2019 period was driven by a change in the mix of taxable and tax free sources of income compared to the 2018 period.
Our effective income tax rates have differed from the U.S. statutory rate of 21% during the three months ended March 31, 2019 and 2018, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a smaller than proportional effect on the effective income tax rate as net income increases.
Comparison of Financial Condition at March 31, 2019, and December 31, 2018
General
Total assets increased by $50.6 million, or 1.0%, to $4.87 billion at March 31, 2019, from $4.82 billion at December 31, 2018. The increase was primarily attributable to an increase in loans held for investment of $49.2 million and an increase in accrued interest receivable and other assets of $28.0 million. These increases were partially offset by decreases of $11.8 million and $9.9 million in investment securities and mortgage loans held for sale, respectively. Please see Note 6 - Leases in the notes to our condensed consolidated financial statements for more information on our right of use assets included in our accrued interest receivable and other assets.
Loan Portfolio
At March 31, 2019, 70.1% of our loan portfolio held for investment was comprised of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

	March 31, 2019		December 31, 2018		$ Change	% Change
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$1,202,269	31.3%	$1,228,402	32.4%	$(26,133)	(2.1)%
Construction/land/land development	488,167	12.7	429,660	11.3	58,507	13.6
Residential real estate	638,064	16.6	629,714	16.6	8,350	1.3
Total real estate	2,328,500	60.6	2,287,776	60.3	40,724	1.8
Commercial and industrial	1,287,300	33.6	1,272,566	33.6	14,734	1.2
Mortgage warehouse lines of credit	202,744	5.3	207,871	5.5	(5,127)	(2.5)
Consumer	19,799	0.5	20,892	0.6	(1,093)	(5.2)
Total loans held for investment	$3,838,343	100.0%	$3,789,105	100.0%	$49,238	1.3%
At March 31, 2019, total loans held for investment were $3.84 billion, an increase of $49.2 million, or 1.3%, compared to $3.79 billion at December 31, 2018. The increase was driven by increases in real estate and commercial and industrial loans.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at March 31, 2019. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	March 31, 2019
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$183,659	$788,848	$229,762	$1,202,269
Construction/land/land development	136,820	308,911	42,436	488,167
Residential real estate loans	56,408	276,743	304,913	638,064
Total real estate	376,887	1,374,502	577,111	2,328,500
Commercial and industrial loans	521,712	661,807	103,781	1,287,300
Mortgage warehouse lines of credit	202,744	—	—	202,744
Consumer loans	5,752	13,380	667	19,799
Total loans held for investment	$1,107,095	$2,049,689	$681,559	$3,838,343

Amounts with fixed rates	$211,231	$1,071,190	$294,432	$1,576,853
Amounts with variable rates	895,864	978,499	387,127	2,261,490
Total	$1,107,095	$2,049,689	$681,559	$3,838,343
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
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and each borrower's financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following schedule shows our nonperforming loans and nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonperforming loans held for investment
Commercial real estate	$8,622	$8,281
Construction/land/land development	922	935
Residential real estate	5,196	6,668
Commercial and industrial	15,309	15,792
Consumer	206	180
Total nonperforming loans held for investment	30,255	31,856
Nonperforming loans held for sale	1,390	741
Total nonperforming loans	31,645	32,597
Other real estate owned
Commercial real estate, construction/land/land development	2,993	2,993
Residential real estate	666	746
Total other real estate owned	3,659	3,739
Total repossessed assets owned	3,659	3,739
Total nonperforming assets	$35,304	$36,336
Troubled debt restructuring loans - nonaccrual	$6,082	$5,793
Troubled debt restructuring loans - accruing	1,270	2,054
Total loans held for investment	3,838,343	3,789,105
Total allowance for loan losses	35,578	34,203
Ratio of allowance for loan losses to total nonperforming loans held for investment	117.59%	107.37%
Ratio of nonperforming loans held for investment to total loans held for investment	0.79	0.84
Ratio of nonperforming assets to total assets	0.72	0.75
At March 31, 2019, total nonperforming loans decreased by $952,000, or 2.9%, over December 31, 2018, primarily as a result of a $1.2 million residential real estate loan was paid off during the three months ended March 31, 2019. In the last two years, we have experienced downward trends in impaired and past due loans to the point that we currently feel our overall credit profile has stabilized. Please see Note 4 - Loans in the notes to our condensed consolidated financial statements for more information on nonperforming loans.
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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2019, is included in Note 4 - Loans in the notes to our condensed consolidated financial statements included in Item 1 of this report.
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
As a general rule, when it becomes evident that the full principal and accrued interest of a loan may not be collected, or at 90 days past due, we will reflect that loan as nonperforming. It will remain nonperforming until it performs in a manner that it is reasonable to expect that we will collect principal and accrued interest in full. When the amount or likelihood of a loss on a loan has been confirmed, a charge-off will be taken in the period it is determined.
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

Our allowance for loan losses increased by $1.4 million, or 4.0%, to $35.6 million at March 31, 2019, from $34.2 million at December 31, 2018. The ratio of the allowance for loan losses to loans held for investment at March 31, 2019, and December 31, 2018, was 0.93% and 0.90%, respectively. The increase in the total allowance for loan losses was driven primarily by a small increase in the required general reserve based on current qualitative factors and an increase in total loans held for investment. Our general reserve, a part of our total reserve, was 0.92% of total loans held for investment at March 31, 2019, compared to 0.89% at December 31, 2018. Specific reserves on impaired loans at March 31, 2019, and December 31, 2018, totaled $200,000 and $366,000, respectively.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
Loans held for investment	2019	2018	2018
Allowance for loan losses
Balance at beginning of period	$34,203	$37,083	$37,083
Provision (benefit) for loan losses	823	(1,558)	1,581
Charge-offs:
Commercial real estate	89	9	1,300
Construction/land/land development	—	—	228
Residential real estate	—	9	407
Commercial and industrial	511	1,703	5,068
Consumer	8	17	121
Total charge-offs	608	1,738	7,124
Recoveries:
Commercial real estate	51	127	226
Construction/land/land development	1	1	6
Residential real estate	27	19	133
Commercial and industrial	1,074	174	2,206
Consumer	7	24	92
Total recoveries	1,160	345	2,663
Net (recoveries) charge-offs	(552)	1,393	4,461
Balance at end of period	$35,578	$34,132	$34,203
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	117.59%	126.37%	107.37%
Total loans held for investment	0.93	1.05	0.90
Securities
Our securities portfolio totaled $594.4 million at March 31, 2019, representing a decrease of $11.8 million, or 1.9%, from $606.2 million at December 31, 2018. Please see Note 3 - Securities in the notes to our condensed consolidated financial statements for more information on our securities portfolio.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. Our policy also permits the acceptance of brokered deposits on a limited basis, and our current deposits labeled as brokered are primarily relationship-based accounts that we believe are stable.
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
The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$977,919	25.1%	$951,015	25.1%	$26,904	2.8%
Interest-bearing demand	693,081	17.8	738,725	19.5	(45,644)	(6.2)
Money market	936,419	24.0	815,997	21.6	120,422	14.8
Time deposits	808,828	20.7	796,552	21.1	12,276	1.5
Brokered (1)	327,693	8.4	332,341	8.8	(4,648)	(1.4)
Savings	154,308	4.0	148,508	3.9	5,800	3.9
Total deposits	$3,898,248	100.0%	$3,783,138	100.0%	$115,110	3.0%
____________________________

(1)	Brokered time deposits of $9.8 million and $7.9 million are included in the brokered category for March 31, 2019, and December 31, 2018, respectively.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated.

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$715,284	$1,356	0.77%	$722,365	$887	0.50%
Money market	837,821	2,884	1.40	916,479	2,049	0.91
Time deposits	840,052	4,218	2.04	618,994	1,820	1.19
Brokered (1)	325,160	1,987	2.48	287,294	1,179	1.66
Savings	150,752	52	0.14	146,982	45	0.12
Total interest-bearing	$2,869,069	$10,497	1.48	$2,692,114	$5,980	0.90
Noninterest-bearing demand	972,617			864,552
Total average deposits	$3,841,686	$10,497	1.11%	$3,556,666	$5,980	0.68%
____________________________

(1)	Average brokered time deposits of $8.6 million are included in the brokered category for March 31, 2019.
Our average deposit balance was $3.84 billion for the three months ended March 31, 2019, an increase of $285.0 million, or 8.0%, from $3.56 billion for the three months ended March 31, 2018. This increase was primarily due to our continued relationship-based efforts to attract deposits within our key markets. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2019, was 1.48%, compared to 0.90% for the three months ended March 31, 2018. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that have occurred since March 31, 2018, which caused the cost of our brokered deposits to increase by 82 basis points, and drove 17.9% of the increase in our overall deposit costs. The Federal Reserve raised the federal funds rate four times during 2018, resulting in an aggregate 1.00% total increase from December 2017 to March 2019. We have also experienced significant deposit growth in our North Texas and Houston markets, which have carried higher cost of deposits than those in North Louisiana. We expect to continue seeing pressure on our deposit costs as we grow deposits to fund loans.
Average noninterest-bearing deposits at March 31, 2019, were $972.6 million, compared to $864.6 million at March 31, 2018, an increase of $108.1 million, or 12.5%. Average noninterest-bearing deposits represented 25.3% and 24.3% of average total deposits for the three months ended March 31, 2019, and 2018, respectively.
Borrowings
Short-term advances from the FHLB decreased by $110.0 million at March 31, 2019, compared to December 31, 2018. Short-term FHLB advances were utilized during the fourth quarter of 2018 to provide short-term liquidity as we experienced a delay in the receipt of bank deposits from state and local municipalities compared to the timing of historical cash inflows. The short-term liquidity demand was driven primarily by significant loan growth during the fourth quarter of 2018.
The table below shows FHLB advances by maturity and weighted average rate at March 31, 2019:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$453	5.10%
90 days to less than one year	370	5.41
One to three years	3,211	5.11
Three to five years	5,953	5.37
After five years(1)	264,068	1.78
Total	$274,055	1.91%
____________________________

(1)
Included in the after five years category is a single FHLB advance of $250.0 million, with a final maturity in 2033 that may be called quarterly at the option of the FHLB beginning in the third quarter of 2019. The advance carries a rate of 1.65%.

At March 31, 2019, we were eligible to borrow an additional $640.7 million from the FHLB.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At March 31, 2019, and December 31, 2018, our cash and liquid securities totaled 5.5% and 5.0% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. At both March 31, 2019, and December 31, 2018, the Company had available cash balances of $5.9 million. This cash is available for general corporate purposes described above, as well as providing capital support to the Bank and financing potential future acquisitions. In addition, the Company has up to $50.0 million available under a line of credit. There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 12 - Capital and Regulatory Matters for more information on the availability of Bank dividends.
In addition to cash generated from operations, we utilize a number of funding sources to manage our liquidity, including core deposits, investment securities, cash and cash equivalents, loan repayments, federal funds lines of credit available from other financial institutions, as well as advances from the FHLB. We may also use the discount window at the Federal Reserve Bank ("FRB") as a source of short-term funding.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either date. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line as of March 31, 2019.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our condensed consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated.

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
March 31, 2019
FHLB advances(1)	$823	$3,211	$5,953	$264,068	$274,055
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	465,364	305,682	47,560	17	818,623
Limited partnership investments(2)	5,216	—	—	—	5,216
Low income housing tax credits	505	165	205	484	1,359
Overnight repurchase agreements with depositors	34,331	—	—	—	34,331
Total contractual obligations	$506,239	$309,058	$53,718	$275,395	$1,144,410
____________________________

(1)
Included in the greater than five years category is a single FHLB advance of $250.0 million, which has a final maturity in 2033 that may be called quarterly at the option of the FHLB beginning in the third quarter of 2019.

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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated.

	March 31, 2019
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$435,237	$518,266	$193,392	$72,644	$1,219,539
Standby letters of credit	47,517	3,264	—	—	50,781
Total off-balance sheet commitments	$482,754	$521,530	$193,392	$72,644	$1,270,320
____________________________

(1)	Includes $372.0 million of unconditionally cancellable commitments at March 31, 2019.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At March 31, 2019, stockholders equity was $568.1 million, representing an increase of $18.3 million, or 3.3%, compared to $549.8 million at December 31, 2018, and an increase of $140.3 million, or 32.8%, compared to March 31, 2018. Net income of $14.2 million and other comprehensive income of $4.0 million for the three months ended March 31, 2019, was the primary driver of the increase in stockholders' equity compared to December 31, 2018.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2019, and December 31, 2018, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Deposit Insurance Corporation. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated.

(Dollars in thousands)	March 31, 2019		December 31, 2018
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$534,230	12.05%	$519,468	11.94%
Tier 1 capital (to risk-weighted assets)	543,555	12.26	528,786	12.16
Total capital (to risk-weighted assets)	580,763	13.10	564,437	12.98
Tier 1 capital (to average assets)	543,555	11.23	528,786	11.21

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$523,866	11.85%	$508,826	11.73%
Tier 1 capital (to risk-weighted assets)	523,866	11.85	508,826	11.73
Total capital (to risk-weighted assets)	561,074	12.69	544,477	12.55
Tier 1 capital (to average assets)	523,866	10.85	508,826	10.81

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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. As of March 31, 2019, we modeled outside of our internal policy limits in all down interest rate shock scenarios due to our asset sensitivity. We are actively evaluating strategies to help mitigate the potential impact of declining interest rates in the future.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	March 31, 2019
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	32.3%	6.4%
+300	24.6	5.0
+200	16.9	3.3
+100	9.1	1.8
Base
-100	(8.9)	(6.0)
-200	(18.3)%	(13.0)%
We have found that, historically, interest rates on deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets versus interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.
Impact of Inflation
Our condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q have been prepared in accordance with U.S. GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity.
Item 4.        Controls and Procedures
Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") an evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective at the end of the period covered by this report.
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.     Legal Proceedings
Refer to Note 13 - Commitments and Contingencies - Loss contingencies in the notes to the condensed consolidated financial statements included in Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.     Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2018.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
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
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description

10.1	Amended and Restated Executive Salary Continuation Plan, dated April 2, 2018, between Origin Bancorp, Inc., and Drake Mills.

10.2	Change in Control Agreement, dated April 2, 2018, between Origin Bancorp, Inc. and Stephen H. Brolly.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

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
Origin Bancorp, Inc.
(Registrant)

Date:	May 09, 2019	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 09, 2019	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer