Form 10-Q
period 2019-06-30
Origin Bancorp, Inc.
filed 2019-08-07
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,474,238 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of August 5, 2019.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2019

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "foresees," "intends," "plans," "projects" and similar expressions or future or conditional verbs such as "could," "may," "should," "will," "might" and "would," or variations or negatives of such terms are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	changes in the value of collateral securing our loans;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	the effectiveness of our risk management framework and quantitative models;

•
our inability to receive dividends from our bank subsidiary and to service debt, pay dividends to our common stockholders, repurchase our shares of common stock and satisfy obligations as they become due;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	changes in our operation or expansion strategy or our ability to prudently manage our growth and execute our strategy;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;

•	increasing costs as we grow deposits;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters;

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

•	uncertainty regarding the future of the London Interbank Offered Rate and any replacement alternatives on our business;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	cybersecurity threats and the cost of defending against them;

•	other factors that are discussed in the sections titled "Item 1A. Risk Factors" in this report and in our annual report on Form 10-K for the year ended December 31, 2018; and

•	our ability to manage the risks involved in the foregoing.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. Accordingly, you should not place undue reliance on any forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties emerge from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and due from banks	$75,204	$71,008
Interest-bearing deposits in banks	124,356	45,670
Total cash and cash equivalents	199,560	116,678
Securities:
Available for sale	548,980	575,644
Held to maturity (fair value of $29,334 and $19,136 at June 30, 2019, and December 31, 2018, respectively)	28,897	19,169
Securities carried at fair value through income	11,615	11,361
Total securities	589,492	606,174
Non-marketable equity securities held in other financial institutions	49,008	42,149
Loans held for sale ($34,401 and $21,562 at fair value at June 30, 2019, and December 31, 2018, respectively)	58,408	52,210
Loans, net of allowance for loan losses of $36,683 and $34,203 at June 30, 2019, and December 31, 2018, respectively; $18,273 and $18,571 at fair value, at June 30, 2019, and December 31, 2018, respectively)	3,947,914	3,754,902
Premises and equipment, net	80,672	75,014
Mortgage servicing rights	21,529	25,114
Cash surrender value of bank-owned life insurance	33,070	32,706
Goodwill and other intangible assets, net	32,144	32,861
Accrued interest receivable and other assets	107,828	83,768
Total assets	$5,119,625	$4,821,576
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,003,499	$951,015
Interest-bearing deposits	2,011,719	2,027,720
Time deposits	839,794	804,403
Total deposits	3,855,012	3,783,138
Federal Home Loan Bank ("FHLB") advances and other borrowings	601,346	445,224
Junior subordinated debentures, net	9,657	9,644
Accrued expenses and other liabilities	69,317	33,791
Total liabilities	4,535,332	4,271,797
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, zero issued at June 30, 2019, and December 31, 2018	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,774,238 and 23,726,559 shares issued at June 30, 2019, and December 31, 2018, respectively)	118,871	118,633
Additional paid‑in capital	243,002	242,041
Retained earnings	216,801	191,585
Accumulated other comprehensive income (loss)	5,619	(2,480)
Total equity	584,293	549,779
Total liabilities and stockholders' equity	$5,119,625	$4,821,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$51,461	$40,219	$100,636	$77,693
Investment securities-taxable	3,208	2,057	6,549	3,797
Investment securities-nontaxable	871	1,156	1,729	2,340
Interest and dividend income on assets held in other financial institutions	1,523	1,320	2,643	2,366
Total interest and dividend income	57,063	44,752	111,557	86,196
Interest expense
Interest-bearing deposits	11,540	6,820	22,037	12,800
FHLB advances and other borrowings	2,415	624	4,249	1,228
Subordinated debentures	139	138	276	274
Total interest expense	14,094	7,582	26,562	14,302
Net interest income	42,969	37,170	84,995	71,894
Provision (benefit) for credit losses	1,985	311	2,990	(1,213)
Net interest income after provision (benefit) for credit losses	40,984	36,859	82,005	73,107
Noninterest income
Service charges and fees	3,435	3,157	6,751	6,171
Mortgage banking revenue	3,252	2,317	5,858	4,711
Insurance commission and fee income	3,036	1,826	6,546	3,933
(Loss) gain on sales and disposals of other assets, net	(166)	121	(163)	60
Other fee income	360	403	636	855
Other income	1,259	2,791	3,152	4,685
Total noninterest income	11,176	10,615	22,780	20,415
Noninterest expense
Salaries and employee benefits	22,764	19,859	45,377	38,100
Occupancy and equipment, net	4,200	3,793	8,244	7,446
Data processing	1,810	1,347	3,397	2,820
Electronic banking	892	680	1,581	1,423
Communications	647	510	1,233	1,025
Advertising and marketing	1,089	1,022	1,887	1,679
Professional services	839	598	1,743	1,263
Regulatory assessments	691	660	1,402	1,380
Loan related expenses	790	798	1,459	1,511
Office and operations	1,849	1,588	3,330	2,866
Other expenses	1,524	1,157	2,823	2,356
Total noninterest expense	37,095	32,012	72,476	61,869
Income before income tax expense	15,065	15,462	32,309	31,653
Income tax expense	2,782	2,760	5,871	5,544
Net income	$12,283	$12,702	$26,438	$26,109
Preferred stock dividends	$—	$808	$—	$1,923
Net income allocated to participating stockholders	—	40	—	921
Net income available to common stockholders	$12,283	$11,854	$26,438	$23,265
Basic earnings per common share	$0.52	$0.54	$1.12	$1.14
Diluted earnings per common share	0.52	0.53	1.11	1.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$12,283	$12,702	$26,438	$26,109
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	5,351	(1,696)	10,515	(7,380)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(5)	(5)
Change in the net unrealized gains (losses) on investment securities, before tax	5,348	(1,699)	10,510	(7,385)
Income tax expense (benefit) related to net unrealized gains (losses) arising during the period	1,123	(357)	2,207	(1,551)
Change in the net unrealized gain (loss) on investment securities, net of tax	4,225	(1,342)	8,303	(5,834)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(150)	67	(228)	265
Reclassification adjustment for gains (losses) included in net income	14	5	30	21
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(164)	62	(258)	244
Income tax expense related to net unrealized (losses) gains on cash flow hedges	(34)	13	(54)	51
Change in the net unrealized (loss) gain on cash flow hedges, net of tax	(130)	49	(204)	193
Other comprehensive income (loss), net of tax	4,095	(1,293)	8,099	(5,641)
Comprehensive income	$16,378	$11,409	$34,537	$20,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
Balance at January 1, 2018	19,518,752	$48,260	$16,998	$97,594	$146,061	$145,122	$1,307	$(34,991)	$420,351
Net income	—	—	—	—	—	13,407	—	—	13,407
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,348)	—	(4,348)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	6,489	—	—	32	140	—	—	—	172
Dividends declared - Series SBLF preferred stock (1)	—	—	—	—	—	(1,086)	—	—	(1,086)
Dividends declared - Series D preferred stock ($0.0325 per share)	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(634)	—	—	(634)
Balance at March 31, 2018	19,525,241	48,260	16,998	97,626	146,201	156,498	(2,759)	(34,991)	427,833
Net income	—	—	—	—	—	12,702	—	—	12,702
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,293)	—	(1,293)
Recognition of stock compensation, net	31,752	—	—	159	61	—	—	—	220
Termination of ESOP put option	—	—	—	—	—	—	—	34,991	34,991
Stock issuance - common	3,045,426	—	—	15,227	79,508	—	—	—	94,735
Redemption of preferred stock - Series SBLF	—	(48,260)	—	—	—	—	—	—	(48,260)
Conversion of preferred stock - Series D to common stock	901,644		(16,998)	4,508	12,490	—	—	—	—
Dividends declared - Series SBLF preferred stock (1)	—	—	—	—	—	(808)	—	—	(808)
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(764)	—	—	(764)
Balance at June 30, 2018	23,504,063	—	—	117,520	238,260	167,628	(4,052)	—	519,356
Net income	—	—	—	—	—	12,318	—	—	12,318
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,145)	—	(2,145)
Recognition of stock compensation, net	50,348	—	—	252	259	—	—	—	511
Stock issuance - common	—	—	—	—	(59)	—	—	—	(59)
Stock issuance - RCF acquisition	66,824	—	—	334	2,372	—	—	—	2,706
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(768)	—	—	(768)
Balance at September 30, 2018	23,621,235	—	—	118,106	240,832	179,178	(6,197)	—	531,919
Net income	—	—	—	—	—	13,178	—	—	13,178
Other comprehensive loss, net of tax	—	—	—	—	—	—	3,717	—	3,717
Recognition of stock compensation, net	105,324	—	—	527	568	—	—	—	1,095
Tax benefit of 2018 stock issuance cost	—	—	—	—	641	—	—	—	641
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(771)	—	—	(771)
Balance at December 31, 2018	23,726,559	$—	$—	$118,633	$242,041	$191,585	$(2,480)	$—	$549,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
Balance at January 1, 2019	23,726,559	$—	$—	$118,633	$242,041	$191,585	$(2,480)	$—	$549,779
Net income	—	—	—	—	—	14,155	—	—	14,155
Other comprehensive income, net of tax	—	—	—	—	—	—	4,004	—	4,004
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	321	—	—	321
Recognition of stock compensation, net	19,426	—	—	97	538	—	—	—	635
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(772)	—	—	(772)
Balance at March 31, 2019	23,745,985	—	—	118,730	242,579	205,289	1,524	—	568,122
Net income	—	—	—	—	—	12,283	—	—	12,283
Other comprehensive income, net of tax	—	—	—	—	—	—	4,095	—	4,095
Recognition of stock compensation, net	28,253	—	—	141	423	—	—	—	564
Dividends declared - common stock ($0.0325 per share)	—	—	—	—	—	(771)	—	—	(771)
Balance at June 30, 2019	23,774,238	$—	$—	$118,871	$243,002	$216,801	$5,619	$—	$584,293
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

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2019	2018
Net income	$26,438	$26,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	2,990	(1,213)
Depreciation and amortization	3,294	2,698
Net amortization on securities	105	730
Amortization of investments in tax credit funds	810	975
Deferred income tax (benefit) expense	(986)	3,163
Stock-based compensation expense	1,034	417
Originations of mortgage loans held for sale	(123,922)	(156,646)
Proceeds from mortgage loans held for sale	110,469	159,321
Gain on mortgage loans held for sale, including origination of servicing rights	(3,078)	(993)
Net loss on disposals of premises and equipment	73	19
Increase in the cash surrender value of life insurance	(364)	(333)
Gain on equity securities without a readily determinable fair value	(367)	(1,977)
Net losses (gains) on sales and write downs of other real estate owned	90	(79)
Other operating activities, net	11,466	(2,173)
Net cash provided by operating activities	28,052	30,018
Cash flows from investing activities:
Purchases of securities available for sale	(6,823)	(318,649)
Maturities, paydowns and calls of securities available for sale	43,898	207,554
Purchases of securities held to maturity	(10,000)	—
Maturities, paydowns and calls of securities held to maturity	266	456
Paydowns of securities carried at fair value	240	230
Net purchases of non-marketable equity securities held in other financial institutions	(6,192)	—
Originations of mortgage warehouse loans	(1,835,136)	(2,237,738)
Proceeds from pay-offs of mortgage warehouse loans	1,818,065	2,222,288
Net increase in loans, excluding mortgage warehouse and loans held for sale	(173,969)	(118,178)
Return of capital on limited partnership investments	401	144
Capital calls on limited partnership investments	(821)	(2,125)
Purchases of premises and equipment	(8,488)	(2,261)
Proceeds from sales of premises and equipment	27	111
Proceeds from sales of other real estate owned	95	586
Net cash used in investing activities	(178,437)	(247,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from financing activities:	2019	2018
Net increase in deposits	$71,874	$160,083
Repayments on long-term FHLB advances	(865)	(499)
Net increase (decrease) in short-term FHLB advances	170,001	—
Net decrease in securities sold under agreements to repurchase	(6,372)	(1,676)
Dividends paid	(1,537)	(4,407)
Taxes paid related to net share settlement of equity awards	—	(25)
Cash received from exercise of stock options	166	—
Proceeds from issuance of common stock, net of offering expenses	—	94,735
Redemption of Series SBLF preferred stock	—	(48,260)
Net cash provided by financing activities	233,267	199,951
Net increase (decrease) in cash and cash equivalents	82,882	(17,613)
Cash and cash equivalents at beginning of period	116,678	187,187
Cash and cash equivalents at end of period	$199,560	$169,574

Interest paid	$25,996	$14,700
Income taxes paid	638	374
Significant non-cash transactions:
Real estate acquired in settlement of loans	—	662
Conversion of Series D preferred stock to common stock	—	16,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations. Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 43 banking centers located in North Louisiana, Central Mississippi, Dallas/Fort Worth and Houston, Texas. The Company principally operates in one business segment, community banking.
Basis of Presentation. The condensed consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
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
These condensed consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's annual report on Form 10-K ("2018 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
The Company's significant accounting policies, including those for loans, impaired loans, non-accrual loans and allowance for loan losses, are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2018, included in the Company's 2018 Form 10-K ("Note 1"). Except as described in the following paragraph, there have been no changes to the Company's significant accounting policies since December 31, 2018.
Effective January 1, 2019, two accounting policies were revised and updated from the accounting policies described in Note 1. Effective January 1, 2019, the Company began calculating earnings per share using the treasury method due to the conversion and redemption of all material participating securities during 2018, which eliminated the requirement to calculate earnings per share using the two-class method. See the discussion below titled "Earnings Per Share" for an explanation of these methodologies. Additionally, on January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), resulting in a change to the Company's lease accounting policies. See the discussion below titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-02. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period.
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
Basic and diluted earnings per common share for periods ending on or before December 31, 2018, were calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings were allocated between common and participating security stockholders based on their respective rights to receive dividends. Share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents were considered participating securities (e.g., restricted stock grants). Preferred stock that receives dividends based on dividends paid on common stock was also considered a participating security (e.g., Series D preferred stock). Net income attributable to common stockholders was then divided by the weighted average number of common shares outstanding during the period, net of participating securities.
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
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP. However, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company anticipates a significant change in the processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses at the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

impact on its results of operations, financial position or disclosures. However, the Company has begun developing processes and procedures to ensure the Company is compliant at the required adoption date. Among other things, the Company has (1) selected a third-party vendor to provide a software solution, (2) evaluated data needs and data gaps (3) considered pooling criteria, (4) evaluated different loss estimation methodologies, (5) considered various forecasting models and forecast periods, and (6) begun evaluating accounting processes and internal controls that will be impacted by the adoption of the new standard. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures.

Note 2 - Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Basic earnings per common share
Net income	$12,283	$12,702	$26,438	$26,109
Less: Dividends to preferred stock	—	808	—	1,923
Less: Net income allocated to participating stockholders	—	40	—	921
Net income available to common stockholders	$12,283	$11,854	$26,438	$23,265
Weighted average common shares outstanding	23,585,040	22,107,489	23,577,335	20,451,960
Basic earnings per common share	$0.52	$0.54	$1.12	$1.14
Diluted earnings per common share
Diluted earnings applicable to common stockholders(2)	$12,283	$11,876	$26,438	$23,318
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	23,585,040	22,107,489	23,577,335	20,451,960
Dilutive effect of stock-based awards	201,606	274,514	204,023	274,514
Weighted average diluted common shares outstanding	23,786,646	22,382,003	23,781,358	20,726,474
Diluted earnings per common share	$0.52	$0.53	$1.11	$1.13
____________________________

(1)
Series D preferred stockholders were participating stockholders during the three and six months ended June 30, 2018, requiring the Company to calculate earnings per share using the two-class method. Subsequent to the conversion of all Series D preferred stock in June 2018, the Company used the treasury method for the computation of earnings per share.

(2)
The two-class method for the computation of earnings per share was used for the three and six months ended June 30, 2018. Net income available to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Available for sale:
State and municipal securities	$91,894	$2,574	$(5)	$94,463
Corporate bonds	11,017	643	—	11,660
U.S. Government and agency securities	61,578	267	(8)	61,837
Commercial mortgage-backed securities	12,082	339	—	12,421
Residential mortgage-backed securities	175,853	2,572	(332)	178,093
Commercial collateralized mortgage obligations	4,360	53	—	4,413
Residential collateralized mortgage obligations	185,089	1,471	(467)	186,093
Total	$541,873	$7,919	$(812)	$548,980
Held to maturity:
State and municipal securities	$28,897	$437	$—	$29,334
Securities carried at fair value through income:
State and municipal securities(1)	$11,263	$—	$—	$11,615

December 31, 2018
Available for sale:
State and municipal securities	$99,780	$1,266	$(163)	$100,883
Corporate bonds	10,997	102	(65)	11,034
U.S. Government and agency securities	61,122	82	(54)	61,150
Commercial mortgage-backed securities	16,672	94	—	16,766
Residential mortgage-backed securities	188,058	417	(2,160)	186,315
Residential collateralized mortgage obligations	202,422	315	(3,241)	199,496
Total	$579,051	$2,276	$(5,683)	$575,644
Held to maturity:
State and municipal securities	$19,169	$—	$(33)	$19,136
Securities carried at fair value through income:
State and municipal securities(1)	$11,503	$—	$—	$11,361
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the condensed consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Securities with unrealized losses at June 30, 2019, and December 31, 2018, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$1,489	$(1)	$1,187	$(4)	$2,676	$(5)
U.S. Government and agency securities	731	(8)	—	—	731	(8)
Residential mortgage-backed securities	907	(2)	54,880	(330)	55,787	(332)
Residential collateralized mortgage obligations	7,358	(29)	46,569	(438)	53,927	(467)
Total	$10,485	$(40)	$102,636	$(772)	$113,121	$(812)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2018
Available for sale:
State and municipal securities	$13,101	$(50)	$8,463	$(113)	$21,564	$(163)
Corporate bonds	7,932	(65)	—	—	7,932	(65)
U.S. Government and agency securities	56,271	(54)	—	—	56,271	(54)
Residential mortgage-backed securities	18,836	(65)	77,471	(2,095)	96,307	(2,160)
Residential collateralized mortgage obligations	14,711	(79)	120,601	(3,162)	135,312	(3,241)
Total	$110,851	$(313)	$206,535	$(5,370)	$317,386	$(5,683)
Held to maturity:
State and municipal securities	$13,921	$(33)	$—	$—	$13,921	$(33)
At June 30, 2019, the Company had 44 individual securities that were in an unrealized loss position. The unrealized losses for each of the securities related to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2019, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$59,863	$59,908
Due after one year through five years	13,687	13,784	24,594	25,037
Due after five years through ten years	10,000	10,328	75,818	78,645
Due after ten years	5,210	5,222	4,214	4,370
Commercial mortgage-backed securities	—	—	12,082	12,421
Residential mortgage-backed securities	—	—	175,853	178,093
Commercial collateralized mortgage obligations	—	—	4,360	4,413
Residential collateralized mortgage obligations	—	—	185,089	186,093
Total	$28,897	$29,334	$541,873	$548,980

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for public deposits and repurchase agreements as of the dates presented.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Carrying value of securities pledged to secure public deposits	$312,971	$364,055
Carrying value of securities pledged to repurchase agreements	40,500	48,847
Note 4 - Loans
Loans consisted of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Loans held for sale	$58,408	$52,210
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,219,470	$1,228,402
Construction/land/land development	524,999	429,660
Residential real estate	651,988	629,714
Total real estate	2,396,457	2,287,776
Commercial and industrial	1,341,652	1,272,566
Mortgage warehouse lines of credit	224,939	207,871
Consumer	21,549	20,892
Total loans held for investment(1)	3,984,597	3,789,105
Less: Allowance for loan losses	36,683	34,203
Net loans held for investment	$3,947,914	$3,754,902
____________________________

(1)	Includes net deferred loan fees of $3.5 million and $3.2 million at June 30, 2019, and December 31, 2018, respectively.
Included in total loans held for investment were $18.3 million and $18.6 million of commercial real estate loans for which the fair value option was elected as of June 30, 2019, and December 31, 2018, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
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

• Loss (0)	This grade includes "Loss" loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.
The recorded investments in loans by credit quality indicator at June 30, 2019, and December 31, 2018, excluding loans held for sale, were as follows:

	June 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,188,742	$12,803	$17,925	$—	$—	$1,219,470
Construction/land/land development	523,414	154	1,431	—	—	524,999
Residential real estate	643,039	1,122	7,827	—	—	651,988
Total real estate	2,355,195	14,079	27,183	—	—	2,396,457
Commercial and industrial	1,265,515	26,906	49,231	—	—	1,341,652
Mortgage warehouse lines of credit	224,939	—	—	—	—	224,939
Consumer	21,393	—	156	—	—	21,549
Total loans held for investment	$3,867,042	$40,985	$76,570	$—	$—	$3,984,597

	December 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,206,194	$3,101	$19,107	$—	$—	$1,228,402
Construction/land/land development	426,770	157	2,733	—	—	429,660
Residential real estate	617,996	1,142	10,576	—	—	629,714
Total real estate	2,250,960	4,400	32,416	—	—	2,287,776
Commercial and industrial	1,190,718	34,964	46,884	—	—	1,272,566
Mortgage warehouse lines of credit	207,871	—	—	—	—	207,871
Consumer	20,712	—	180	—	—	20,892
Total loans held for investment	$3,670,261	$39,364	$79,480	$—	$—	$3,789,105

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,822	$—	$7,857	$10,679	$1,208,791	$1,219,470	$—
Construction/land/land development	768	249	56	1,073	523,926	524,999	—
Residential real estate	663	838	3,063	4,564	647,424	651,988	—
Total real estate	4,253	1,087	10,976	16,316	2,380,141	2,396,457	—
Commercial and industrial	704	708	13,978	15,390	1,326,262	1,341,652	—
Mortgage warehouse lines of credit	—	—	—	—	224,939	224,939	—
Consumer	170	—	8	178	21,371	21,549	—
Total loans held for investment	$5,127	$1,795	$24,962	$31,884	$3,952,713	$3,984,597	$—

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$458	$1,409	$7,224	$9,091	$1,219,311	$1,228,402	$—
Construction/land/land development	2,657	—	435	3,092	426,568	429,660	—
Residential real estate	2,137	527	4,149	6,813	622,901	629,714	—
Total real estate	5,252	1,936	11,808	18,996	2,268,780	2,287,776	—
Commercial and industrial	276	8,263	6,157	14,696	1,257,870	1,272,566	—
Mortgage warehouse lines of credit	—	—	—	—	207,871	207,871	—
Consumer	383	8	2	393	20,499	20,892	—
Total loans held for investment	$5,911	$10,207	$17,967	$34,085	$3,755,020	$3,789,105	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2019
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$9,258	$106	$8	$260	$9,420
Construction/land/land development	3,679	38	—	300	3,941
Residential real estate	5,577	—	18	37	5,632
Commercial and industrial	16,475	622	121	1,203	17,177
Mortgage warehouse lines of credit	365	29	—	(73)	263
Consumer	224	45	16	55	250
Total	$35,578	$840	$163	$1,782	$36,683
____________________________

(1)
The $2.0 million provision for credit losses on the condensed consolidated statements of income includes a $1.8 million net loan loss provision and a $203,000 provision for off-balance sheet commitments for the three months ended June 30, 2019.

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
____________________________

(1)
The $311,000 provision for credit losses on the condensed consolidated statements of income includes a $140,000 net loan loss provision and a $171,000 provision for off-balance sheet commitments for the three months ended June 30, 2018.

	Six Months Ended June 30, 2019
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$8,999	$195	$59	$557	$9,420
Construction/land/land development	3,331	38	1	647	3,941
Residential real estate	5,705	—	45	(118)	5,632
Commercial and industrial	15,616	1,133	1,195	1,499	17,177
Mortgage warehouse lines of credit	316	29	—	(24)	263
Consumer	236	53	23	44	250
Total	$34,203	$1,448	$1,323	$2,605	$36,683
____________________________

(1)
The $3.0 million provision for credit losses on the condensed consolidated statements of income includes a $2.6 million net loan loss provision and a $385,000 provision for off-balance sheet commitments for the six months ended June 30, 2019.

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
____________________________

(1)
The $1.2 million benefit for credit losses on the condensed consolidated statements of income includes a $1.4 million net loan loss benefit and a $205,000 provision for off-balance sheet commitments for the six months ended June 30, 2018.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	June 30, 2019
(Dollars in thousands)	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Loans secured by real estate:
Commercial real estate	$2	$9,418	$9,895	$1,191,302
Construction/land/land development	2	3,939	1,156	523,843
Residential real estate	8	5,624	4,704	647,284
Commercial and industrial	181	16,996	16,031	1,325,621
Mortgage warehouse lines of credit	—	263	—	224,939
Consumer	3	247	131	21,418
Total	$196	$36,487	$31,917	$3,934,407
____________________________

(1)
Excludes $18.3 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either June 30, 2019, or December 31, 2018.

	June 30, 2019
(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Loans secured by real estate:
Commercial real estate	$12,224	$9,776	$119	$9,895	$2
Construction/land/land development	1,525	827	329	1,156	2
Residential real estate	5,584	4,274	430	4,704	8
Total real estate	19,333	14,877	878	15,755	12
Commercial and industrial	18,631	15,651	380	16,031	181
Consumer	140	—	131	131	3
Total impaired loans	$38,104	$30,528	$1,389	$31,917	$196

	December 31, 2018
(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Loans secured by real estate:
Commercial real estate	$10,894	$8,725	$48	$8,773	$5
Construction/land/land development	1,329	838	179	1,017	19
Residential real estate	7,815	6,092	784	6,876	68
Total real estate	20,038	15,655	1,011	16,666	92
Commercial and industrial	18,883	15,806	622	16,428	255
Consumer	202	—	184	184	19
Total impaired loans	$39,123	$31,461	$1,817	$33,278	$366
The average recorded investment and interest recognized on impaired loans while classified as impaired for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,880	$6	$10,093	$15
Construction/land/land development	1,145	2	1,368	2
Residential real estate	4,830	5	7,543	11
Total real estate	15,855	13	19,004	28
Commercial and industrial	15,885	3	13,198	56
Consumer	165	1	274	1
Total impaired loans	$31,905	$17	$32,476	$85

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,532	$11	$9,942	$43
Construction/land/land development	1,090	4	1,650	11
Residential real estate	5,467	12	7,619	36
Total real estate	16,089	27	19,211	90
Commercial and industrial	16,083	9	15,792	105
Consumer	172	2	266	3
Total impaired loans	$32,344	$38	$35,269	$198
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings ("TDRs") are included in certain loan categories within impaired loans. At June 30, 2019, the Company had no funding commitments in connection with impaired loans.
Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate	$9,423	$8,281
Construction/land/land development	1,111	935
Residential real estate	4,978	6,668
Total real estate	15,512	15,884
Commercial and industrial	14,810	15,792
Consumer	156	180
Total nonaccrual loans	$30,478	$31,856
For the six months ended June 30, 2019 and 2018, gross interest income that would have been recorded if the nonaccruing loans had been current in accordance with their original terms was $797,000 and $651,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the six months ended June 30, 2019 or 2018.
The Company elects the fair value option for recording certain residential mortgage loans held for sale, as well as certain commercial real estate and commercial and industrial loans, in accordance with U.S. GAAP. The Company had $2.0 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at June 30, 2019, and $741,000 at December 31, 2018. There were no nonaccrual loans held for investment that were recorded using the fair value option election at June 30, 2019, or December 31, 2018.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	June 30, 2019	December 31, 2018
TDRs
Nonaccrual TDRs	$5,857	$5,793
Performing TDRs	2,015	2,054
Total	$7,872	$7,847

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the pre-modification balance of TDR modifications that occurred during the periods indicated and the ending balances by concession type as of the period presented.

	Three Months Ended June 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$789	$779	$—	$779
Consumer	1	11	11	—	11
Total	3	$800	$790	$—	$790

	Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Combination of Term and Rate Concessions	Total Modifications
Construction/land/land development	1	$361	$—	$354	$354
Commercial and industrial	3	808	796	—	796
Consumer	1	11	11	—	11
Total	5	$1,180	$807	$354	$1,161

	Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	4	$92	$51	$21	$17	$89
Consumer	1	33	—	—	32	32
Total	5	$125	$51	$21	$49	$121

	Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	5	$187	$51	$21	$106	$178
Consumer	1	33	—	—	32	32
Total	6	$220	$51	$21	$138	$210
During the six months ended June 30, 2019, no loan defaulted after having been modified as a TDR within the previous 12 months. During the six months ended June 30, 2018, two loans with a combined outstanding principal balance of $68,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the six months ended June 30, 2019, did not significantly impact the Company's determination of the allowance for loan losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2019, and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$55,911	$38,552	$94,463
Corporate bonds	—	11,660	—	11,660
U.S. Government and agency securities	56,254	5,583	—	61,837
Commercial mortgage-backed securities	—	12,421	—	12,421
Residential mortgage-backed securities	—	178,093	—	178,093
Commercial collateralized mortgage obligations	—	4,413	—	4,413
Residential collateralized mortgage obligations	—	186,093	—	186,093
Securities available for sale	56,254	454,174	38,552	548,980
Securities carried at fair value through income	—	—	11,615	11,615
Loans held for sale	—	34,401	—	34,401
Loans at fair value	—	—	18,273	18,273
Mortgage servicing rights	—	—	21,529	21,529
Other assets - derivatives	—	9,350	—	9,350
Total recurring fair value measurements - assets	$56,254	$497,925	$89,969	$644,148

Other liabilities - derivatives	$—	$(9,187)	$—	$(9,187)
Total recurring fair value measurements - liabilities	$—	$(9,187)	$—	$(9,187)

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,522	$39,361	$100,883
Corporate bonds	—	11,034	—	11,034
U.S. Government and agency securities	55,515	5,635	—	61,150
Commercial mortgage-backed securities	—	16,766	—	16,766
Residential mortgage-backed securities	—	186,315	—	186,315
Residential collateralized mortgage obligations	—	199,496	—	199,496
Securities available for sale	55,515	480,768	39,361	575,644
Securities carried at fair value through income	—	—	11,361	11,361
Loans held for sale	—	21,562	—	21,562
Loans at fair value	—	—	18,571	18,571
Mortgage servicing rights	—	—	25,114	25,114
Other assets - derivatives	—	3,563	—	3,563
Total recurring fair value measurements - assets	$55,515	$505,893	$94,407	$655,815

Other liabilities - derivatives	$—	$(2,846)	$—	$(2,846)
Total recurring fair value measurements - liabilities	$—	$(2,846)	$—	$(2,846)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019 and 2018, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(4,291)	—	—
Other noninterest income	213	—	—	494
Gain recognized in accumulated other comprehensive income	—	—	1,010	—
Purchases, issuances, sales and settlements:
Originations	—	706	—	—
Settlements	(511)	—	(1,819)	(240)
Balance at June 30, 2019	$18,273	$21,529	$38,552	$11,615

Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	563	—	—
Other noninterest income	(387)	—	—	(390)
Loss recognized in accumulated other comprehensive income	—	—	(858)	—
Purchases, issuances, sales, and settlements:
Originations	—	993	—	—
Purchases	—	—	259	—
Settlements	(5,352)	—	(1,655)	(230)
Balance at June 30, 2018	$20,872	$25,738	$39,761	$11,413
____________________________

(1)	Total mortgage banking revenue includes changes in fair value due to market changes and run-off.
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that includes, but is not limited to dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions. In order to ensure the fair values are consistent with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to other pricing sources. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagement No.16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	June 30, 2019	December 31, 2018
Prepayment speed	13.01%	9.90%
Discount rate	10.18	10.42

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2019, and December 31, 2018, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected.

	June 30, 2019
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$34,401	$33,470	$931
Commercial real estate loans held for investment(2)	18,273	17,880	393
Securities carried at fair value through income	11,615	11,263	352
Total	$64,289	$62,613	$1,676
____________________________

(1)	A total of $2.0 million of loans held for sale were designated as nonaccrual or 90 days or more past due at June 30, 2019. Of this balance, $1.5 million was guaranteed by U.S. Government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at June 30, 2019.

	December 31, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$21,562	$21,173	$389
Commercial real estate loans held for investment(2)	18,571	18,391	180
Securities carried at fair value through income	11,361	11,503	(142)
Total	$51,494	$51,067	$427
____________________________

(1)	A total of $741,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2018. Of this balance, $582,000 was guaranteed by U.S. Government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2018.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the condensed consolidated statement of income line items reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Mortgage banking revenue:
Mortgage loans held for sale	$504	$271	$541	$(52)
Other income:
Loans at fair value held for investment	141	(92)	213	(387)
Securities carried at fair value through income	345	(80)	494	(390)
Total impact on other income(1)	486	(172)	707	(777)
Total fair value option impact on noninterest income	$990	$99	$1,248	$(829)
____________________________

(1)	The fair value option impact on other income is offset by the derivative gain/loss recognized in other income. Please see Note 7 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at both June 30, 2019, and December 31, 2018. The Company believes the fair value approximates the price it would receive upon a sale in an orderly market transaction ("exit price").
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both June 30, 2019, and December 31, 2018. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $49.0 million at June 30, 2019, and are shown on the face of the condensed consolidated balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. The gain recognized during the six months ended June 30, 2019, and June 30, 2018, on equity securities without readily determinable fair values was $367,000 and $2.0 million, respectively.
Government National Mortgage Association Repurchase Asset
The Company recorded $24.0 million and $30.6 million, respectively, at June 30, 2019, and December 31, 2018, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the condensed consolidated balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was approximately $1.2 million and $1.4 million at June 30, 2019, and December 31, 2018, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $3.6 million at June 30, 2019, and $3.7 million at December 31, 2018. At June 30, 2019, the Company had $2.6 million in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2019		December 31, 2018
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$199,560	$199,560	$116,678	$116,678
Level 2 inputs:
Securities held to maturity	28,897	29,334	19,169	19,136
Non-marketable equity securities held in other financial institutions	49,008	49,008	42,149	42,149
Accrued interest and loan fees receivable	16,789	16,789	16,454	16,454
Level 3 inputs:
Loans held for investment, net(1)	3,929,641	3,764,158	3,736,331	3,605,142
Financial liabilities:
Level 2 inputs:
Deposits	3,855,012	3,711,638	3,783,138	3,537,283
FHLB advances and other borrowings	601,346	616,875	445,224	444,286
Junior subordinated debentures	9,657	10,719	9,644	10,723
Accrued interest payable	3,245	3,245	2,679	2,679
____________________________

(1)
Loans held for investment, net does not include loans for which the fair value option had been elected at June 30, 2019, or December 31, 2018, as these loans are carried at fair value on a recurring basis.

Note 6 - Leases
The Company adopted ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recognized a $321,000 cumulative effect adjustment credit, net of tax, to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its balance sheets, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.
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
The Company's lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees. All of the Company's operating long-term leases are real estate leases, which are accounted for as a single lease component.
The Company leases certain real estate for its banking and insurance operations, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2038.
The balance sheet details and components of the Company's lease expense were as follows:

(Dollars in thousands)	June 30, 2019
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$25,334
Operating lease liabilities (included in Accrued expenses and other liabilities)	27,302
Finance lease liabilities (included in Accrued expenses and other liabilities)	380

Weighted average remaining lease term (years) - operating leases	9.94
Weighted average discount rate - operating leases	3.48%

(Dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense:
Operating lease expense	$1,186	$2,332
Other lease expense	62	124
Total lease expense	$1,248	$2,456
Right of use assets obtained in exchange for new operating lease liabilities	$—	$940
Total lease expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2018. Maturities of operating lease liabilities at June 30, 2019 were as follows:

June 30, 2019
Year 1	$4,750
Year 2	4,290
Year 3	3,806
Year 4	3,609
Year 5	3,031
Year 6 and thereafter	13,292
Total lease payments	32,778
Less: Imputed interest	5,476
Total lease obligations	$27,302

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The Company had one sale-leaseback transaction from 2017 that resulted in a loss on sale. The loss was previously deferred and was being amortized to lease expense over the term of the lease. Upon the Company's adoption of ASU 842, the deferred loss of $962,000 was combined with the ROU asset.
Supplemental cash flow related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for operating leases	$1,200	$2,373

Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage banking revenue	2019	2018	2019	2018
Origination	$235	$242	$365	$452
Gain on sale of loans held for sale	1,275	1,336	2,372	3,360
Servicing	1,646	1,774	3,345	3,611
Total gross mortgage revenue	3,156	3,352	6,082	7,423
Mortgage derivatives gain (loss)	807	311	1,017	(228)
MSR change due to payoffs and paydowns	(918)	(1,047)	(1,636)	(1,831)
MSR and hedge fair value adjustment	207	(299)	395	(678)
Gain on MSR sale (1)	—	—	—	25
Mortgage banking revenue	$3,252	$2,317	$5,858	$4,711
____________________________

(1)	Amount shown during the six months ended June 30, 2018, reflects final settlement on a loan servicing portfolio sold during the three months ended December 31, 2017.
Management uses forward contracts on mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$23,407	$25,999	$25,114	$24,182
Origination of servicing rights	423	450	706	993
Change in fair value, including amortization, net	(2,301)	(711)	(4,291)	563
Balance at end of period	$21,529	$25,738	$21,529	$25,738
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 days of the date of receipt.
There were no mortgage loan servicing putback expenses incurred by the Company for any of the three or six months ended June 30, 2019 or 2018. At both June 30, 2019, and December 31, 2018, the reserve for mortgage loan servicing putback expenses totaled $196,000. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers, the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans totaled $24.0 million and $30.6 million at June 30, 2019, and December 31, 2018, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's condensed consolidated balance sheets.
Note 8 - Derivative Financial Instruments
Risk Management Objective of Using Derivatives
The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing and duration of the Company's known or expected cash receipts and its known or expected cash payments, as well as to manage changes in fair values of some assets which are marked at fair value through the condensed consolidated statement of income on a recurring basis.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

contracts to sell these loans to investors on a mandatory delivery basis. The Company also economically hedges the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future.
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's condensed consolidated balance sheets at June 30, 2019, and December 31, 2018, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate swaps included in other assets (liabilities)	$10,500	$10,500	$(106)	$152

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$151,616	$127,512	$7,885	$2,302
Interest rate swaps included in other liabilities	181,050	145,857	(8,823)	(2,625)
Forward commitments to purchase mortgage-backed securities included in other assets	240,000	140,000	552	709
Forward commitments to sell residential mortgage loans included in other liabilities	65,350	24,750	(258)	(221)
Interest rate-lock commitments on residential mortgage loans included in other assets	48,191	16,244	913	400
	$686,207	$454,363	$269	$565
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

The weighted-average interest rates paid and received for interest rate swaps at June 30, 2019, were as follows:

	Weighted-Average
Interest rate swaps:	Interest Rate Paid	Interest Rate Received
Cash flow hedges	4.81%	5.25%
Non-hedging interest rate swaps - financial institution counterparties	5.02	4.66
Non-hedging interest rate swaps - customer counterparties	4.72	5.06
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2019	2018	2019	2018
Amount of gain (loss) recognized in mortgage banking revenue (1)	$1,587	$(545)	$2,898	$(2,206)
Amount of (loss) gain recognized in other non-interest income	(391)	215	(615)	738
____________________________

(1)	Gains and losses on these instruments are largely offset by market fluctuations in MSRs. See Note 7 - Mortgage Banking for more information on components of mortgage banking revenue.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

At June 30, 2019, and December 31, 2018, the Company had cash collateral on deposit with swap counterparties totaling $9.3 million and $1.9 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding at June 30, 2019. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At June 30, 2019, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 956,859 shares.
Share-based compensation cost charged to income for the three and six months ended June 30, 2019 and 2018, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Restricted stock	$564	$223	$1,034	$417
Related tax benefits recognized in net income	118	47	217	88
Restricted Stock Grants
The Company's restricted stock grants are time-vested awards and are granted to the Company's directors, executives and senior management team. The service period in which time-vested awards are earned ranges from one to five years. Time-vested awards are valued utilizing the fair value of the Company's stock at the grant date. These awards are expensed on a straight-line basis over the requisite service period, with forfeitures recognized as they occur.
The following table summarizes the Company's time-vested award activity:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	174,407	$35.01	61,293	$24.61
Granted	30,098	32.94	39,151	35.21
Vested	(23,691)	30.41	(14,632)	24.48
Forfeited	(2,419)	28.24	—	—
Nonvested shares, June 30,	178,395	$35.36	85,812	$29.47
During the six months ended June 30, 2019, no shares were retired by the Company upon vesting of restricted stock awards. During the six months ended June 30, 2018, award recipients surrendered, and the Company retired 2,187 shares to cover taxes owed upon the vesting of restricted stock awards.
At June 30, 2019, there was $5.2 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.83 years.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
The table below summarizes the status of the Company's stock options and changes during the six months ended June 30, 2019 and 2018.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2018
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Outstanding at June 30, 2018	319,500	10.65	6.57	9,677

Six Months Ended June 30, 2019
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding at June 30, 2019	254,000	10.55	6.31	5,703
Exercisable at June 30, 2019	254,000	$10.55	6.31	$5,703
Note 10 - Income Taxes
The provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Federal income taxes:
Current	$3,179	$(138)	$6,345	$2,037
Deferred	(620)	2,658	(956)	3,159
State income taxes:
Current	243	268	512	344
Deferred	(20)	(28)	(30)	4
Income tax expense	$2,782	$2,760	$5,871	$5,544
Effective income tax rate	18.5%	17.9%	18.2%	17.5%
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
During the first quarter of 2018, the Company adopted the provisions of ASU 2018-02, which resulted in a $282,000 adjustment from accumulated other comprehensive income to retained earnings.
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

(Dollars in thousands)	Unrealized Gains on AFS Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	8,303	(204)	8,099
Balance at June 30, 2019	$5,702	$(83)	$5,619

Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(5,834)	193	(5,641)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at June 30, 2018	$(4,278)	$226	$(4,052)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2019, and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

At June 30, 2019, and December 31, 2018, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below.
The actual capital amounts and ratios of the Company and Bank at June 30, 2019, and December 31, 2018, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$546,659	11.93%	$320,847	7.00%	N/A	N/A
Origin Bank	534,753	11.70	319,987	7.00	$297,131	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	555,990	12.13	389,599	8.50	N/A	N/A
Origin Bank	534,753	11.70	388,556	8.50	365,699	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	594,507	12.97	481,267	10.50	N/A	N/A
Origin Bank	573,270	12.54	479,984	10.50	457,128	10.00
Leverage Ratio
Origin Bancorp, Inc.	555,990	11.10	200,377	4.00	N/A	N/A
Origin Bank	534,753	10.70	199,913	4.00	249,892	5.00
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$519,468	11.94%	$304,431	7.00%	N/A	N/A
Origin Bank	508,826	11.73	303,621	7.00	$281,934	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	528,786	12.16	369,668	8.50	N/A	N/A
Origin Bank	508,826	11.73	368,683	8.50	346,996	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	564,437	12.98	456,647	10.50	N/A	N/A
Origin Bank	544,477	12.55	455,430	10.50	433,743	10.00
Leverage Ratio
Origin Bancorp, Inc.	528,786	11.21	188,711	4.00	N/A	N/A
Origin Bank	508,826	10.81	188,229	4.00	235,287	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at June 30, 2019, the Bank could pay aggregate dividends of up to $71.4 million to the Company without prior regulatory approval.
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$1,289,157	$1,178,735
Standby letters of credit	42,393	46,860
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2019, and December 31, 2018, these credit card guarantees totaled $558,075 and $772,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At June 30, 2019, and December 31, 2018, the Company had FHLB letters of credit totaling $172.2 million and $172.0 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $1.8 million and $1.4 million at June 30, 2019, and December 31, 2018, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Through our wholly owned bank subsidiary, Origin Bank, we provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 43 banking centers in Louisiana, Texas and Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2019 Second Quarter Summary

•
Net interest income reached a historical quarterly high of $43.0 million for the quarter ended June 30, 2019, compared to $42.0 million for the quarter ended March 31, 2019, and $37.2 million for the quarter ended June 30, 2018.

•	Net income was $12.3 million for the quarter ended June 30, 2019, compared to $14.2 million for the quarter ended March 31, 2019, and $12.7 million for the quarter ended June 30, 2018.

•
Total loans held for investment were $3.98 billion, an increase of $146.3 million, or 3.8%, from March 31, 2019, and an increase of $612.5 million, or 18.2%, from June 30, 2018. The yield earned on total loans held for investment during the quarter ended June 30, 2019, was 5.29%, compared to 5.28% for the quarter ended March 31, 2019, and 4.89% for the quarter ended June 30, 2018.

•
Noninterest-bearing deposits increased by $25.6 million, or 2.6%, compared to the quarter ended March 31, 2019, and increased by $53.4 million, or 5.6%, from June 30, 2018. Total deposits decreased by $43.2 million, or 1.1%, from March 31, 2019, primarily related to the strategic decision to replace certain brokered deposits with advances from the Federal Home Loan Bank ("FHLB"), and increased by $182.9 million, or 5.0%, from June 30, 2018. The average rate paid on interest-bearing deposits was 1.61% for the quarter ended June 30, 2019, compared to 1.48% for the quarter ended March 31, 2019, and 1.01% for the quarter ended June 30, 2018.

•	Nonperforming loans held for investment to total loans held for investment was 0.76% at June 30, 2019, compared to 0.79% at both March 31, 2019, and June 30, 2018.

•	The Company opened two full service branches on April 1, 2019, and July 1, 2019, respectively.

•	The board of directors of the Company authorized a $40 million stock buyback program.

•	The Company increased the quarterly cash dividend by $0.06 from $0.0325 to $0.0925, payable in August 2019.
Comparison of the Results of Operations for the Three Months Ended June 30, 2019 and 2018
Net Interest Income
Net interest income for the quarter ended June 30, 2019, was $43.0 million, an increase of $5.8 million, or 15.6%, compared to the quarter ended June 30, 2018. The increase was primarily due to a combined increase of $11.2 million in interest income earned on loans, which included increases of $5.1 million, $2.5 million and $2.5 million in commercial and industrial loans, construction, land and land development loans and commercial real estate loans, respectively. Of this combined increase, 66.4% was driven by average volumes and 33.6% was driven by yields on the loans in these portfolios. The increase in net interest income was partially offset by higher costs of funding, largely as a result of increases in market interest rates impacting deposit accounts, as well as an increase in the average balance of outstanding borrowings. Average short-term FHLB advances increased $162.4 million compared to the quarter ended June 30, 2018, in part due to a strategic decision to replace certain brokered deposits with lower rate short-term advances from the FHLB and to fund short-term liquidity needs. Additionally, we obtained a $250.0 million FHLB long-term advance in the third quarter of 2018, which was re-deployed into higher yielding assets and replaced higher rate FHLB advances.
The fully tax-equivalent net interest margin was 3.70% for the second quarter of 2019, a four basis point decrease from the second quarter of 2018, while the net interest spread was reduced by 19 basis points to 3.17% from 3.36%. Both decreases were primarily due to deposit pricing pressures, increases in average FHLB borrowings and higher interest-bearing balances due from banks. The rate paid on total interest-bearing liabilities for the quarter ended June 30, 2019, was 1.68%, representing an increase of 61 basis points compared to the quarter ended June 30, 2018. The yield earned on interest-earning assets increased to 4.85% from 4.43%, or 42 basis points, compared to the quarter ended June 30, 2018.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(Dollars in thousands)	2019			2018
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,209,645	$15,576	5.16%	$1,090,888	$13,122	4.82%
Construction/land/land development	505,119	7,175	5.70	351,342	4,666	5.33
Residential real estate	640,123	7,843	4.90	586,956	6,710	4.57
Commercial and industrial	1,310,611	17,530	5.36	1,024,981	12,394	4.85
Mortgage warehouse lines of credit	203,524	2,765	5.45	208,809	2,774	5.33
Consumer	20,902	366	7.01	20,774	354	6.83
Loans held for investment	3,889,924	51,255	5.29	3,283,750	40,020	4.89
Loans held for sale	23,927	206	3.45	20,491	199	3.88
Loans receivable	3,913,851	51,461	5.27	3,304,241	40,219	4.88
Investment securities-taxable	492,169	3,208	2.61	363,960	2,057	2.26
Investment securities-non-taxable	103,485	871	3.37	128,504	1,156	3.60
Non-marketable equity securities held in other financial institutions	44,974	426	3.80	23,040	276	4.80
Interest-bearing balances due from banks	164,686	1,097	2.67	235,299	1,044	1.78
Total interest-earning assets	4,719,165	$57,063	4.85%	4,055,044	$44,752	4.43%
Noninterest-earning assets(3)	324,786			311,279
Total assets	$5,043,951			$4,366,323

Liabilities and Stockholders' Equity
Liabilities
Savings and interest-bearing transaction accounts	$2,050,058	$7,120	1.39%	$2,017,453	$4,443	0.88%
Time deposits	830,399	4,420	2.13	699,765	2,377	1.36
Total interest-bearing deposits	2,880,457	11,540	1.61	2,717,218	6,820	1.01
Federal funds purchased	118	1	2.89	—	—	—
FHLB advances	436,142	2,298	2.11	75,189	570	3.04
Securities sold under agreements to repurchase	34,049	116	1.36	30,233	54	0.71
Subordinated debentures	9,654	139	5.69	9,628	138	5.67
Total interest-bearing liabilities	3,360,420	$14,094	1.68%	2,832,268	$7,582	1.07%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,018,081			942,533
Other liabilities(3)	88,689			79,141
Total liabilities	4,467,190			3,853,942
Stockholders' Equity	576,761			512,381
Total liabilities and stockholders' equity	$5,043,951			$4,366,323
Net interest spread			3.17%			3.36%
Net interest income and margin		$42,969	3.65%		$37,170	3.68%
Net interest income and margin - (tax equivalent)(4)		$43,504	3.70%		$37,781	3.74%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

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

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $25.8 million and $29.3 million for the three months ended June 30, 2019, and June 30, 2018, respectively. The GNMA repurchase asset and liability accounts are recorded as equal offsetting amounts in the condensed consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the notes to our condensed consolidated financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a federal income tax rate of 21% for the three months ended June 30, 2019 and 2018.

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

	Three Months Ended June 30, 2019, vs. Three Months Ended June 30, 2018
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,429	$1,025	$2,454
Construction/land/land development	2,042	467	2,509
Residential real estate	608	525	1,133
Commercial and industrial	3,454	1,682	5,136
Mortgage warehouse lines of credit	(70)	61	(9)
Consumer	2	10	12
Loans held for sale	33	(26)	7
Loans receivable	7,498	3,744	11,242
Investment securities-taxable	725	426	1,151
Investment securities-non-taxable	(225)	(60)	(285)
Non-marketable equity securities held in other financial institutions	263	(113)	150
Interest-bearing deposits in banks	(313)	366	53
Total interest-earning assets	7,948	4,363	12,311
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	72	2,605	2,677
Time deposits	444	1,599	2,043
Federal funds purchased	—	1	1
FHLB advances	2,737	(1,009)	1,728
Securities sold under agreements to repurchase	7	55	62
Junior subordinated debentures	—	1	1
Total interest-bearing liabilities	3,260	3,252	6,512
Net interest income	$4,688	$1,111	$5,799
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
We recorded provision expense of $2.0 million for the quarter ended June 30, 2019, an increase of $1.7 million from $311,000 for the quarter ended June 30, 2018. The increase in provision expense from the quarter ended June 30, 2018, was primarily due to loan growth of $612.5 million, or 18.2%. Our allowance for loan losses was 0.92% of total loans held for investment at June 30, 2019, compared to 1.01% at June 30, 2018, due to improvement in the overall credit quality of our loan portfolio. Allowance for loan losses as a percentage of nonperforming loans held for investment was 120.36% at June 30, 2019, compared to 127.46% at June 30, 2018, and specific reserves on impaired loans totaled $196,000 and $2.9 million at June 30, 2019, and 2018, respectively. Reserves on impaired loans decreased primarily due to $2.5 million of charge-offs recorded subsequent to June 30, 2018.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,		$ Change	% Change
Noninterest income:	2019	2018
Service charges and fees	$3,435	$3,157	$278	8.8%
Mortgage banking revenue	3,252	2,317	935	40.4
Insurance commission and fee income	3,036	1,826	1,210	66.3
(Loss) gain on sales and disposals of other assets, net	(166)	121	(287)	N/M
Other fee income	360	403	(43)	(10.7)
Other income	1,259	2,791	(1,532)	(54.9)
Total noninterest income	$11,176	$10,615	$561	5.3%
Noninterest income for the three months ended June 30, 2019, increased by $561,000, or 5.3%, to $11.2 million, compared to $10.6 million for the three months ended June 30, 2018. The primary drivers were increases of $1.2 million and $935,000 in insurance commission and fee income and mortgage banking revenue, respectively, which were partially offset by a $1.5 million decrease in other income.
The growth in insurance commission and fee income was due to our increased presence in North Louisiana after our acquisition of Reeves, Coon and Funderburg ("RCF") in July 2018. The increase in mortgage banking revenue compared to the three months ended June 30, 2018, was driven by an improvement in the performance of our mortgage servicing portfolio of $506,000 and a $103,000 increase in valuation impact in our mortgage servicing portfolio.
The decrease in other income was driven by a $367,000 positive valuation adjustment recorded in the second quarter of 2019 on a common stock investment compared to a $2.0 million positive valuation adjustment recorded in the second quarter of 2018.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,		$ Change	% Change
Noninterest expense:	2019	2018
Salaries and employee benefits	$22,764	$19,859	$2,905	14.6%
Occupancy and equipment, net	4,200	3,793	407	10.7
Data processing	1,810	1,347	463	34.4
Electronic banking	892	680	212	31.2
Communications	647	510	137	26.9
Advertising and marketing	1,089	1,022	67	6.6
Professional services	839	598	241	40.3
Regulatory assessments	691	660	31	4.7
Loan related expenses	790	798	(8)	(1.0)
Office and operations	1,849	1,588	261	16.4
Other	1,524	1,157	367	31.7
Total noninterest expense	$37,095	$32,012	$5,083	15.9%
Noninterest expense for the three months ended June 30, 2019, increased by $5.1 million, or 15.9%, to $37.1 million, compared to $32.0 million for the three months ended June 30, 2018. This increase was primarily driven by increases of $2.9 million, $463,000, $407,000 and $367,000 in salaries and employee benefits, data processing, occupancy and equipment, net and other noninterest expense, respectively.
Salaries and employee benefits. The $2.9 million increase in salaries and employee benefits between the quarters was driven by an increase in salary expense reflected in the quarter ended June 30, 2019, due to the acquisition of RCF in July 2018 and addition of a Houston lift-out team during the second quarter of 2018. Excluding the impact of the RCF acquisition and addition of the Houston lift-out team, salary expense increased by $1.2 million, or 9.7% compared to the three months ended June 30, 2018. This increase was primarily driven by annual salary increases and salary market adjustments for existing positions. The RCF acquisition and Houston lift-out team contributed $990,000 and $715,000, respectively, to the total increase in salaries and employee benefits compared to the three months ended June 30, 2018.
Data processing. The increase in data processing costs compared to the quarter ended June 30, 2018, was primarily due to new software implementations during the intervening period.
Occupancy and equipment, net. The $407,000 increase in occupancy and equipment expense, net, was due to our acquisition of additional locations as part of the RCF acquisition in July 2018, the opening of one new banking center in the second quarter of 2019 and preparations to open an additional banking center at the start of the third quarter of 2019.
Other. Amortization expense of intangible assets as a result of the RCF acquisition in July 2018 drove a $258,000 increase in other noninterest expense for the three months ended June 30, 2019.
Income Tax Expense
For the three months ended June 30, 2019, we recognized income tax expense of $2.8 million, an increase of $22,000 over the three months ended June 30, 2018. Our effective tax rate for the three months ended June 30, 2019, was 18.5%, compared to 17.9% for the three months ended June 30, 2018.
Our effective income tax rates have differed from the U.S. statutory rate of 21% during the three months ended June 30, 2019 and 2018, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a smaller than proportional effect on the effective income tax rate as net income increases.

Comparison of the Results of Operations for the Six Months Ended June 30, 2019 and 2018
Net Interest Income
Net interest income for the six months ended June 30, 2019, was $85.0 million, an increase of $13.1 million over the six months ended June 30, 2018. The increase was largely driven by growth in the average balance and higher yields earned on loans held for investment. Increases in average balances accounted for $14.2 million, or 61.5%, of the increase in interest income on loans held for investment. The increase in yield earned on loans held for investment, driven by rising market interest rates during the intervening period, provided $8.9 million, or 38.5%, of the increase in interest income on loans held for investment. The yield earned on the total loan portfolio was 5.28% for the six months ended June 30, 2019, compared to 4.81% for the six months ended June 30, 2018. Average total loans were $3.85 billion for the six months ended June 30, 2019, compared to $3.26 billion for the six months ended June 30, 2018. These increases were partially offset by higher costs of funding, which were primarily driven by increases in market interest rates and higher average balances in FHLB borrowings.
Interest-bearing liability rates increased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 1.55% for the six months ended June 30, 2019, an increase of 60 basis points from 0.95% for the six months ended June 30, 2018.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(Dollars in thousands)	2019			2018
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,212,149	$31,072	5.17%	$1,088,258	$25,688	4.76%
Construction/land/land development	481,280	13,648	5.72	339,473	8,598	5.11
Residential real estate	637,221	15,476	4.86	581,265	13,148	4.52
Commercial and industrial	1,299,100	34,528	5.36	1,013,501	24,170	4.81
Mortgage warehouse lines of credit	175,644	4,810	5.52	191,855	4,920	5.17
Consumer	20,693	716	6.92	20,913	694	6.64
Loans held for investment	3,826,087	100,250	5.28	3,235,265	77,218	4.81
Loans held for sale	20,824	386	3.70	23,769	475	4.00
Loans receivable	3,846,911	100,636	5.28	3,259,034	77,693	4.81
Investment securities-taxable	495,433	6,549	2.64	337,387	3,797	2.25
Investment securities-non-taxable	102,644	1,729	3.37	130,570	2,340	3.58
Non-marketable equity securities held in other financial institutions	43,575	727	3.36	23,004	444	3.89
Interest-bearing deposits in banks	144,120	1,916	2.68	226,356	1,922	1.71
Total interest-earning assets	4,632,683	$111,557	4.86%	3,976,351	$86,196	4.37%
Noninterest-earning assets(3)	325,294			306,203
Total assets	$4,957,977			$4,282,554

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,035,331	$13,379	1.33%	$2,045,133	$8,602	0.85%
Time deposits	839,464	8,658	2.08	659,603	4,198	1.28
Total interest-bearing deposits	2,874,795	22,037	1.55	2,704,736	12,800	0.95
Federal funds purchased	69	1	2.89	—	—	—
FHLB advances	386,294	3,996	2.09	75,314	1,141	3.06
Securities sold under agreements to repurchase	36,887	252	1.38	29,477	87	0.60
Subordinated debentures	9,650	276	5.69	9,625	274	5.66
Total interest-bearing liabilities	3,307,695	$26,562	1.62%	2,819,152	$14,302	1.02%
Noninterest-bearing liabilities
Noninterest-bearing deposits	995,475			903,758
Other liabilities(3)	86,335			73,332
Total liabilities	4,389,505			3,796,242
Stockholders' Equity	568,472			486,312
Total liabilities and stockholders' equity	$4,957,977			$4,282,554
Net interest spread			3.24%			3.35%
Net interest income and margin		$84,995	3.70%		$71,894	3.65%
Net interest income and margin - (tax equivalent)(4)		$86,058	3.75%		$73,120	3.71%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes GNMA repurchase average balances of $27.9 million and $30.7 million for the six months ended June 30, 2019, and June 30, 2018, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the consolidated notes to the financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the six months ended June 30, 2019 and 2018.

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

	Six Months Ended June 30, 2019, vs. Six Months Ended June 30, 2018
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$2,924	$2,460	$5,384
Construction/land/land development	3,592	1,458	5,050
Residential real estate	1,266	1,062	2,328
Commercial and industrial	6,811	3,547	10,358
Mortgage warehouse lines of credit	(416)	306	(110)
Consumer	(7)	29	22
Loans held for sale	(59)	(30)	(89)
Loans receivable	14,111	8,832	22,943
Investment securities-taxable	1,779	973	2,752
Investment securities-non-taxable	(501)	(110)	(611)
Non-marketable equity securities held in other financial institutions	397	(114)	283
Interest-bearing deposits in banks	(698)	692	(6)
Total interest-earning assets	15,088	10,273	25,361
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	(41)	4,818	4,777
Time deposits	1,145	3,315	4,460
Federal funds purchased	—	1	1
FHLB advances	4,712	(1,857)	2,855
Securities sold under agreements to repurchase	22	143	165
Junior subordinated debentures	1	1	2
Total interest-bearing liabilities	5,839	6,421	12,260
Net interest income	$9,249	$3,852	$13,101

Provision for Credit Losses
We recorded provision expense of $3.0 million for the six months ended June 30, 2019, a $4.2 million increase from a provision benefit of $1.2 million for the six months ended June 30, 2018. Provision expense for the six months ended June 30, 2019, was driven by an increase in the general reserve resulting from growth in loans held for investment. The release of provision for the six months ended June 30, 2018, was largely driven by improvement in certain collateral dependent impaired loans, resulting in a decrease of specific reserves recorded on impaired loans. General reserves totaled $36.5 million, or 0.92% of total loans held for investment at June 30, 2019, compared to $31.2 million, or 0.93% at June 30, 2018. Specific reserves totaled $196,000 at June 30, 2019, compared to $2.9 million at June 30, 2018.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
Noninterest income:	2019	2018	$ Change	% Change
Service charges and fees	$6,751	$6,171	$580	9.4%
Mortgage banking revenue	5,858	4,711	1,147	24.3
Insurance commission and fee income	6,546	3,933	2,613	66.4
(Loss) gain on sales and disposals of other assets, net	(163)	60	(223)	N/M
Other fee income	636	855	(219)	(25.6)
Other income	3,152	4,685	(1,533)	(32.7)
Total noninterest income	$22,780	$20,415	$2,365	11.6%
Noninterest income for the six months ended June 30, 2019, increased by $2.4 million, or 11.6%, to $22.8 million, compared to $20.4 million for the six months ended June 30, 2018. The increase in noninterest income was driven primarily by increases of $2.6 million and $1.1 million in income and insurance commission and fee income and mortgage banking revenue, respectively. These increases were partially offset by a $1.5 million decrease in other noninterest income.
Insurance commission and fee income. The $2.6 million increase in insurance commission and fee income was primarily driven by our increased presence in the North Louisiana market after the RCF acquisition in July 2018.
Mortgage banking revenue. The $1.1 million increase in mortgage banking revenue compared to the six months ended June 30, 2018, was driven by improvement in the performance of our mortgage servicing portfolio, including with respect to delinquencies and foreclosures in the portfolio, and was slightly offset by the valuation impact of runoff in our mortgage servicing portfolio.
Other income. The $1.5 million decrease in other noninterest income for the six months ended June 30, 2019, compared to the same period in 2018, was due to a $367,000 positive valuation adjustment that was recorded in the second quarter of 2019 on a common stock investment compared to a $2.0 million positive valuation adjustment that was recorded in the second quarter of 2018.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,		$ Change	% Change
Noninterest expense:	2019	2018
Salaries and employee benefits	$45,377	$38,100	$7,277	19.1%
Occupancy and equipment, net	8,244	7,446	798	10.7
Data processing	3,397	2,820	577	20.5
Electronic banking	1,581	1,423	158	11.1
Communications	1,233	1,025	208	20.3
Advertising and marketing	1,887	1,679	208	12.4
Professional services	1,743	1,263	480	38.0
Regulatory assessments	1,402	1,380	22	1.6
Loan related expenses	1,459	1,511	(52)	(3.4)
Office and operations	3,330	2,866	464	16.2
Other expenses	2,823	2,356	467	19.8
Total noninterest expense	$72,476	$61,869	$10,607	17.1%
Noninterest expense for the six months ended June 30, 2019, increased by $10.6 million, or 17.1%, to $72.5 million, compared to $61.9 million for the six months ended June 30, 2018. The most significant drivers of the increase were salaries and employee benefits, occupancy and equipment, net, and data processing, which rose by $7.3 million, $798,000 and $577,000, respectively.
Salaries and employee benefits. The $7.3 million increase in salaries and employee benefits expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by an increase in salary expense and increases in total salaries and employee benefits expense attributed to the addition of a Houston lift-out team during the second quarter of 2018 and the RCF acquisition in July 2018. Excluding the increase attributed to the Houston lift-out team and RCF acquisition, salary expense increased by $2.5 million. This increase was largely driven by annual salary increases and salary market adjustments for existing positions. The Houston lift-out team and RCF acquisition contributed $2.0 million and $1.9 million of total salaries and employee benefit expense, respectively. Additionally, incentive compensation expense, excluding the amount attributed to the Houston lift-out team and RCF acquisition, increased by $789,000 during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, driven by the overall improvement in performance of the Company during 2019, which resulted in more performance targets being met.
Occupancy and equipment, net. The increase in occupancy and equipment, net during the six months ended June 30, 2019, compared to the same period in 2018 was driven by the RCF acquisition in July 2018, the opening of one new banking center in the second quarter of 2019 and preparations to open an additional banking center at the start of the third quarter of 2019.
Data processing. The increase in data processing costs during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to the implementation of new software during the intervening period.
Income Tax Expense
For the six months ended June 30, 2019, we recognized income tax expense of $5.9 million, compared to $5.5 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019, was 18.2% compared to 17.5% for the six months ended June 30, 2018.
Our effective income tax rates differed from the U.S. statutory rate of 21% during the six months ended June 30, 2019 and 2018, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.

Comparison of Financial Condition at June 30, 2019, and December 31, 2018
General
Total assets increased by $298.0 million, or 6.2%, to $5.12 billion at June 30, 2019, from $4.82 billion at December 31, 2018. The increase was primarily attributable to an increase in loans held for investment of $195.5 million and an increase in cash and cash equivalents of $82.9 million.
Loan Portfolio
At June 30, 2019, 69.9% of our loan portfolio held for investment consisted of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

	June 30, 2019		December 31, 2018		$ Change	% Change
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
Commercial real estate	$1,219,470	30.6%	$1,228,402	32.4%	$(8,932)	(0.7)%
Construction/land/land development	524,999	13.2	429,660	11.3	95,339	22.2
Residential real estate	651,988	16.4	629,714	16.6	22,274	3.5
Total real estate	2,396,457	60.2	2,287,776	60.3	108,681	4.8
Commercial and industrial	1,341,652	33.7	1,272,566	33.6	69,086	5.4
Mortgage warehouse lines of credit	224,939	5.6	207,871	5.5	17,068	8.2
Consumer	21,549	0.5	20,892	0.6	657	3.1
Total loans held for investment	$3,984,597	100.0%	$3,789,105	100.0%	$195,492	5.2%
At June 30, 2019, total loans held for investment were $3.98 billion, an increase of $195.5 million, or 5.2%, compared to $3.79 billion at December 31, 2018. The increase was driven primarily by growth in construction/land/land development and commercial and industrial loans. The increase in construction/land/land development was not driven by any particular strategic decision aside from increasing loan demand in our Texas markets. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at June 30, 2019. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	June 30, 2019
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$194,079	$786,851	$238,540	$1,219,470
Construction/land/land development	149,927	324,604	50,468	524,999
Residential real estate loans	84,080	249,154	318,754	651,988
Total real estate	428,086	1,360,609	607,762	2,396,457
Commercial and industrial loans	567,042	686,176	88,434	1,341,652
Mortgage warehouse lines of credit	224,939	—	—	224,939
Consumer loans	6,370	14,444	735	21,549
Total loans held for investment	$1,226,437	$2,061,229	$696,931	$3,984,597

Amounts with fixed rates	$254,436	$1,106,079	$315,901	$1,676,416
Amounts with variable rates	972,001	955,150	381,030	2,308,181
Total	$1,226,437	$2,061,229	$696,931	$3,984,597
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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonperforming loans held for investment
Commercial real estate	$9,423	$8,281
Construction/land/land development	1,111	935
Residential real estate	4,978	6,668
Commercial and industrial	14,810	15,792
Consumer	156	180
Total nonperforming loans held for investment	30,478	31,856
Nonperforming loans held for sale	2,049	741
Total nonperforming loans	32,527	32,597
Other real estate owned
Commercial real estate, construction/land/land development	2,992	2,993
Residential real estate	562	746
Total other real estate owned	3,554	3,739
Total nonperforming assets	$36,081	$36,336
Troubled debt restructuring loans - nonaccrual	$5,857	$5,793
Troubled debt restructuring loans - accruing	2,015	2,054
Total loans held for investment	3,984,597	3,789,105
Total allowance for loan losses	36,683	34,203
Ratio of allowance for loan losses to total nonperforming loans held for investment	120.36%	107.37%
Ratio of nonperforming loans held for investment to total loans held for investment	0.76	0.84
Ratio of nonperforming assets to total assets	0.70	0.75
At June 30, 2019, total nonperforming loans held for investment decreased by $1.4 million, or 4.3%, over December 31, 2018, primarily as a result of a $1.2 million nonperforming residential real estate loan that was paid off during the six months ended June 30, 2019. This decrease was offset by a $1.3 million increase in total nonperforming loans held for sale during the six months ended June 30, 2019. Historically, we have not experienced losses as a result of nonperforming loans held for sale. Over the last two years, we have experienced improvements in impaired and past due loans to the point that we currently feel our overall credit profile has stabilized. Please see Note 4 - Loans in the notes to our condensed consolidated financial statements for more information on nonperforming loans.
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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2019, is included in Note 4 - Loans in the notes to our condensed consolidated financial statements included in Item 1 of this report.

Allowance for Loan Losses
We maintain an allowance for loan losses that represents management's estimate of loan losses inherent within the portfolio of loans held for investment at the respective balance sheet date. The allowance for loan losses is maintained at a level that management believes is adequate to absorb all existing probable losses on loans in the loan portfolio. The amount of the allowance for loan losses should not be interpreted as an indication that charge-offs in future periods will necessarily occur in those amounts, or at all. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.
The amount of the allowance is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan losses charged to income, which increases the allowance. We allocate the allowance for loan losses either to specific allocations, or to general allocations for each major loan category. In determining the provision for loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of allowance for loan losses, it could materially and adversely affect our earnings.
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

Our allowance for loan losses increased by $2.5 million, or 7.4%, to $36.7 million at June 30, 2019, from $34.2 million at December 31, 2018. The ratio of the allowance for loan losses to loans held for investment at June 30, 2019, and December 31, 2018, was 0.92% and 0.90%, respectively. The increase in the total allowance for loan losses was driven primarily by growth in loans held for investment. Our general reserve, a part of our total reserve, was approximately 0.92% of total loans held for investment at June 30, 2019, compared to 0.89% at December 31, 2018. Specific reserves on impaired loans at June 30, 2019, and December 31, 2018, totaled $196,000 and $366,000, respectively.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
Loans held for investment	2019	2018	2018
Allowance for loan losses
Balance at beginning of period	$34,203	$37,083	$37,083
Provision (benefit) for loan losses	2,605	(1,418)	1,581
Charge-offs:
Commercial real estate	195	9	1,300
Construction/land/land development	38	—	228
Residential real estate	—	9	407
Commercial and industrial	1,133	2,469	5,068
Mortgage warehouse lines of credit	29	—	—
Consumer	53	45	121
Total charge-offs	1,448	2,532	7,124
Recoveries:
Commercial real estate	59	216	226
Construction/land/land development	1	1	6
Residential real estate	45	49	133
Commercial and industrial	1,195	720	2,206
Consumer	23	32	92
Total recoveries	1,323	1,018	2,663
Net charge-offs	125	1,514	4,461
Balance at end of period	$36,683	$34,151	$34,203
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	120.36%	127.46%	107.37%
Total loans held for investment	0.92	1.01	0.90
Securities
Our securities portfolio totaled $589.5 million at June 30, 2019, representing a decrease of $16.7 million, or 2.8%, from $606.2 million at December 31, 2018. Please see Note 3 - Securities in the notes to our condensed consolidated financial statements for more information on our securities portfolio.
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

The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,003,499	26.0%	$951,015	25.1%	$52,484	5.5%
Interest-bearing demand	724,304	18.8	738,725	19.5	(14,421)	(2.0)
Money market	1,000,564	26.0	815,997	21.6	184,567	22.6
Time deposits	833,240	21.6	796,552	21.1	36,688	4.6
Brokered (1)	139,181	3.6	332,341	8.8	(193,160)	(58.1)
Savings	154,224	4.0	148,508	3.9	5,716	3.8
Total deposits	$3,855,012	100.0%	$3,783,138	100.0%	$71,874	1.9%
____________________________

(1)	Brokered time deposits of $6.6 million and $7.9 million are included in the brokered category for June 30, 2019, and December 31, 2018, respectively.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated.

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$702,960	$2,944	0.84%	$711,178	$1,846	0.52%
Money market	906,684	6,940	1.54%	913,967	4,225	0.93%
Time deposits	833,729	8,573	2.07%	659,603	4,198	1.28%
Brokered (1)	278,903	3,463	2.50%	272,243	2,437	1.81%
Savings	152,519	117	0.15%	147,745	94	0.13%
Total interest-bearing	$2,874,795	$22,037	1.55%	$2,704,736	$12,800	0.95%
Noninterest-bearing demand	995,475			903,758
Total average deposits	$3,870,270	$22,037	1.15%	$3,608,494	$12,800	0.72%
____________________________

(1)	Average brokered time deposits of $7.2 million are included in the brokered category for June 30, 2019. No average brokered time deposits are included in the brokered category for June 30, 2018.
Our average deposit balance was $3.87 billion for the six months ended June 30, 2019, an increase of $261.8 million, or 7.3%, from $3.61 billion for the six months ended June 30, 2018. This increase was primarily due to our continued relationship-based efforts to attract deposits within our key markets. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2019, was 1.55%, compared to 0.95% for the six months ended June 30, 2018. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that have occurred since June 30, 2018, causing rates to increase across every deposit product line and driving a 59.7% increase in our total average deposit costs period over period. The Federal Reserve raised the federal funds rate four times during 2018, resulting in an aggregate 1.00% total increase from December 2017 to June 2019. We have also experienced significant deposit growth in our North Texas and Houston markets, which have carried higher cost of deposits than those in North Louisiana. We expect to continue seeing pressure on our deposit costs as we grow deposits to fund loans.
Average noninterest-bearing deposits at June 30, 2019, were $995.5 million, compared to $903.8 million at June 30, 2018, an increase of $91.7 million, or 10.1%. Average noninterest-bearing deposits represented 25.7% and 25.0% of average total deposits for the six months ended June 30, 2019 and 2018, respectively.
Borrowings
Short-term advances from the FHLB increased by $170.0 million at June 30, 2019, compared to December 31, 2018. The increase in short-term FHLB advances was part of a strategic decision to replace certain brokered deposits with lower rate short-term advances from the FHLB.

The table below shows FHLB advances by maturity and weighted average rate at June 30, 2019:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$270,000	2.33%
90 days to less than one year	1,065	4.96
One to three years	3,595	5.19
Three to five years	5,386	5.44
After five years(1)	263,352	1.78
Total	$543,398	2.12%
____________________________

(1)
Included in the after five years category is a single FHLB advance of $250.0 million, with a final maturity in 2033 that may be called quarterly at the option of the FHLB beginning in the third quarter of 2019. The advance carries a rate of 1.65%.

At June 30, 2019, we were eligible to borrow an additional $402.5 million from the FHLB.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. At June 30, 2019, and December 31, 2018, our cash and liquid securities totaled 7.1% and 5.0% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $4.8 million and $5.9 million at June 30, 2019, and December 31, 2018, respectively. This cash is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has up to $50.0 million available under a line of credit. There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 12 - Capital and Regulatory Matters for more information on the availability of Bank dividends.
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
Core deposits, which are total deposits excluding time deposits greater than $250,000 and brokered deposits, are a major source of funds used to meet our cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring our liquidity.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either date. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line as of June 30, 2019.
In July 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $40 million of our outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock buyback program is intended to expire in three years, but may be terminated or amended by our board of directors at any time. The stock buyback program does not obligate us to purchase any shares at any time.
We did not repurchase any shares under the stock buyback program during the period covered by this report. Following the period covered by this report, on July 31, 2019, we repurchased 300,000 shares of our common stock pursuant to our stock buyback program at a price per share of $33.50 for an aggregate purchase price of $10.1 million. As a result of the repurchase, our total stockholders’ equity was $574.2 million following the settlement of the transaction on August 2, 2019. As of the date of this report, approximately $29.9 million may yet be purchased under the stock buyback program.
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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts at June 30, 2019.

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances(1)	$271,065	$3,595	$5,386	$263,352	$543,398
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	516,293	279,621	43,499	381	839,794
Limited partnership investments(2)	4,395	—	—	—	4,395
Low income housing tax credits	505	165	204	402	1,276
Overnight repurchase agreements with depositors	33,941	—	—	—	33,941
Total contractual obligations	$826,199	$283,381	$49,089	$274,961	$1,433,630
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
The table below presents our commitments to extend credit by commitment expiration date at June 30, 2019.

(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$483,464	$498,096	$227,271	$80,326	$1,289,157
Standby letters of credit	37,064	5,329	—	—	42,393
Total off-balance sheet commitments	$520,528	$503,425	$227,271	$80,326	$1,331,550
____________________________

(1)	Includes $403.4 million of unconditionally cancellable commitments at June 30, 2019.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. Among other products, as of June 30, 2019, the Company had approximately $1.29 billion of loans indexed to LIBOR, including loans that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate as its preferred rate as an alternative to LIBOR. In early 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating rate notes and securitizations. The International Swaps and Derivatives Association, Inc. is also expected to provide guidance on fallback contract language related to derivative transactions in late 2019.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing an alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see the section titled "Item 1A. Risk Factors" in this report.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At June 30, 2019, stockholders' equity was $584.3 million, representing an increase of $34.5 million, or 6.3%, compared to $549.8 million at December 31, 2018. Net income of $26.4 million and other comprehensive income of $8.1 million for the six months ended June 30, 2019, were the primary drivers of the increase in stockholders' equity compared to December 31, 2018.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2019, and December 31, 2018, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Deposit Insurance Corporation. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated.

(Dollars in thousands)	June 30, 2019		December 31, 2018
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$546,659	11.93%	$519,468	11.94%
Tier 1 capital (to risk-weighted assets)	555,990	12.13	528,786	12.16
Total capital (to risk-weighted assets)	594,507	12.97	564,437	12.98
Tier 1 capital (to average assets)	555,990	11.10	528,786	11.21

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$534,753	11.70%	$508,826	11.73%
Tier 1 capital (to risk-weighted assets)	534,753	11.70	508,826	11.73
Total capital (to risk-weighted assets)	573,270	12.54	544,477	12.55
Tier 1 capital (to average assets)	534,753	10.70	508,826	10.81
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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	June 30, 2019
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	22.7%	1.7%
+300	17.3	2.3
+200	12.0	3.0
+100	6.7	4.3
Base
-100	(4.6)	0.1
-200	(10.5)%	(6.3)%
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

Item 4.        Controls and Procedures
Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, in accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective at the end of the period covered by this report.
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.     Legal Proceedings
Refer to Note 13 - Commitments and Contingencies - Loss contingencies in the notes to the condensed consolidated financial statements included in Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.     Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2018, except for the risk factor included below.
The phasing out and ultimate replacement of the London Interbank Offered Rate (“LIBOR”) with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition and results of operations.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to us. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. While Intercontinental Exchange, Inc., the company that administers LIBOR, plans to continue publishing LIBOR, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. Whether or not the Secured Overnight Financing Rate attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. We have a significant amount of loans and other financial obligations or extensions of credit that may be adversely affected by the discontinuation of LIBOR and uncertainty regarding its replacement. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if we are unable to adequately manage such risks, they could have a material adverse impact on our reputation and on our business, financial condition, results of operations or future prospects.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, the Company sold 3,045,426 shares of the Company's common stock at a public offering price of $34.00 per share in its initial public offering, including 545,426 shares sold in connection with the exercise of the underwriters' option to purchase additional shares, and certain selling stockholders sold 1,136,176 shares in the offering. The offer and sale of all the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-224225), which was declared effective by the SEC on May 8, 2018.
There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus filed with the SEC on May 9, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The stock buyback program does not obligate the Company to purchase any shares at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at June 30, 2019, and December 31, 2018 - Liquidity and Capital Resources" for more information.
The Company did not repurchase any shares under the stock buyback program for the period covered by this report.
Item 3.     Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation, dated August 7, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed August 9, 2018) (File No. 001-38487).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Origin Bancorp, Inc.

Date:	August 07, 2019	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 07, 2019	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer