Form 10-Q
period 2019-09-30
Origin Bancorp, Inc.
filed 2019-11-06
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,481,781 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of October 31, 2019.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2019

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "foresees," "intends," "plans," "projects" and similar expressions or future or conditional verbs such as "could," "may," "might," "should," "will," and "would," or variations or negatives of such terms are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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

•	uncertainty regarding the future of the London Interbank Offered Rate and any replacement alternatives on our business;

•	natural disasters and adverse weather events, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	system failures, cybersecurity threats and/or security breaches and the cost of defending against them;

•
other factors that are discussed in the sections titled "Item 1A. Risk Factors" in this report, in our annual report on Form 10-K for the year ended December 31, 2018, and in our other reports filed with the SEC; and

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and due from banks	$79,005	$71,008
Interest-bearing deposits in banks	229,757	45,670
Total cash and cash equivalents	308,762	116,678
Securities:
Available for sale	492,461	575,644
Held to maturity (fair value of $29,540 and $19,136 at September 30, 2019, and December 31, 2018, respectively)	28,759	19,169
Securities carried at fair value through income	11,745	11,361
Total securities	532,965	606,174
Non-marketable equity securities held in other financial institutions	49,205	42,149
Loans held for sale ($42,965 and $21,562 at fair value at September 30, 2019, and December 31, 2018, respectively)	67,122	52,210
Loans, net of allowance for loan losses of $37,126 and $34,203 at September 30, 2019, and December 31, 2018, respectively; $18,001 and $18,571 at fair value, at September 30, 2019, and December 31, 2018, respectively)	4,151,371	3,754,902
Premises and equipment, net	80,921	75,014
Mortgage servicing rights	19,866	25,114
Cash surrender value of Bank-owned life insurance	37,755	32,706
Goodwill and other intangible assets, net	31,842	32,861
Accrued interest receivable and other assets	117,119	83,768
Total assets	$5,396,928	$4,821,576
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,154,660	$951,015
Interest-bearing deposits	2,309,387	2,027,720
Time deposits	820,270	804,403
Total deposits	4,284,317	3,783,138
Federal Home Loan Bank ("FHLB") advances and other borrowings	419,681	445,224
Junior subordinated debentures, net	9,664	9,644
Accrued expenses and other liabilities	94,903	33,791
Total liabilities	4,808,565	4,271,797
Commitments and contingencies
Stockholders' equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,481,781 shares issued and outstanding at September 30, 2019, and 23,726,559 shares issued and outstanding at December 31, 2018, respectively)	117,409	118,633
Additional paid‑in capital	235,018	242,041
Retained earnings	229,246	191,585
Accumulated other comprehensive income (loss)	6,690	(2,480)
Total equity	588,363	549,779
Total liabilities and stockholders' equity	$5,396,928	$4,821,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$53,932	$43,872	$154,568	$121,565
Investment securities-taxable	2,786	2,754	9,335	6,551
Investment securities-nontaxable	826	1,129	2,555	3,469
Interest and dividend income on assets held in other financial institutions	1,262	1,087	3,905	3,453
Total interest and dividend income	58,806	48,842	170,363	135,038
Interest expense
Interest-bearing deposits	11,623	7,891	33,660	20,691
FHLB advances and other borrowings	2,420	1,314	6,669	2,542
Junior subordinated debentures	141	140	417	414
Total interest expense	14,184	9,345	40,746	23,647
Net interest income	44,622	39,497	129,617	111,391
Provision (benefit) for credit losses	4,201	504	7,191	(709)
Net interest income after provision (benefit) for credit losses	40,421	38,993	122,426	112,100
Noninterest income
Service charges and fees	3,620	3,234	10,371	9,405
Mortgage banking revenue	3,092	2,621	8,950	7,332
Insurance commission and fee income	3,203	3,306	9,749	7,239
Gain on sales of securities, net	20	—	20	—
Loss on sales and disposals of other assets, net	(132)	(207)	(295)	(147)
Limited partnership investment income (loss)	279	(552)	261	78
Swap fee income	1,351	518	2,034	628
Change in fair value of equity investments	—	—	367	1,977
Other fee income	414	364	1,050	1,219
Other income	1,033	953	3,153	2,921
Total noninterest income	$12,880	$10,237	$35,660	$30,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Noninterest expense
Salaries and employee benefits	$21,523	$21,054	$66,900	$59,154
Occupancy and equipment, net	4,274	4,169	12,518	11,615
Data processing	1,763	1,523	5,160	4,343
Electronic banking	924	761	2,505	2,184
Communications	411	490	1,644	1,515
Advertising and marketing	930	1,245	2,817	2,924
Professional services	956	982	2,699	2,245
Regulatory assessments	(387)	411	1,015	1,791
Loan related expenses	1,315	718	2,774	2,229
Office and operations	1,712	1,499	5,042	4,365
Intangible asset amortization	302	371	1,019	594
Franchise tax expense	683	352	1,664	1,176
Other expenses	658	769	1,783	2,078
Total noninterest expense	35,064	34,344	107,540	96,213
Income before income tax expense	18,237	14,886	50,546	46,539
Income tax expense	3,620	2,568	9,491	8,112
Net income	$14,617	$12,318	$41,055	$38,427
Preferred stock dividends	$—	$—	$—	$1,923
Net income allocated to participating stockholders	—	54	—	945
Net income available to common stockholders	$14,617	$12,264	$41,055	$35,559
Basic earnings per common share	$0.62	$0.52	$1.75	$1.66
Diluted earnings per common share	0.62	0.52	1.73	1.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$14,617	$12,318	$41,055	$38,427
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	1,411	(2,755)	11,926	(10,134)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(8)	(8)
Reclassification adjustment for net gains included in net income	(20)	—	(20)	—
Change in the net unrealized gains (losses) on investment securities, before tax	1,388	(2,758)	11,898	(10,142)
Income tax expense (benefit) related to net unrealized gains (losses) arising during the period	292	(579)	2,499	(2,130)
Change in the net unrealized gain (loss) on investment securities, net of tax	1,096	(2,179)	9,399	(8,012)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(24)	50	(252)	272
Reclassification adjustment for gains (losses) included in net income	8	7	38	(14)
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(32)	43	(290)	286
Income tax expense related to net unrealized (losses) gains on cash flow hedges	(7)	9	(61)	60
Change in the net unrealized (loss) gain on cash flow hedges, net of tax	(25)	34	(229)	226
Other comprehensive income (loss), net of tax	1,071	(2,145)	9,170	(7,786)
Comprehensive income	$15,688	$10,173	$50,225	$30,641

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

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2019	23,726,559	$118,633	$242,041	$191,585	$(2,480)	$549,779
Net income	—	—	—	14,155	—	14,155
Other comprehensive income, net of tax	—	—	—	—	4,004	4,004
Impact of adoption of ASU 2016-02 related to leases	—	—	—	321	—	321
Recognition of stock compensation, net	19,426	97	538	—	—	635
Dividends declared - common stock ($0.0325 per share)	—	—	—	(772)	—	(772)
Balance at March 31, 2019	23,745,985	118,730	242,579	205,289	1,524	568,122
Net income	—	—	—	12,283	—	12,283
Other comprehensive income, net of tax	—	—	—	—	4,095	4,095
Recognition of stock compensation, net	28,253	141	423	—	—	564
Dividends declared - common stock ($0.0325 per share)	—	—	—	(771)	—	(771)
Balance at June 30, 2019	23,774,238	118,871	243,002	216,801	5,619	584,293
Net income	—	—	—	14,617	—	14,617
Other comprehensive income, net of tax	—	—	—	—	1,071	1,071
Recognition of stock compensation, net	7,543	38	575	—	—	613
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,172)	—	(2,172)
Repurchase of common stock	(300,000)	(1,500)	(8,559)	—	—	(10,059)
Balance at September 30, 2019	23,481,781	$117,409	$235,018	$229,246	$6,690	$588,363
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

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2019	2018
Net income	$41,055	$38,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	7,191	(709)
Depreciation and amortization	4,989	4,316
Net amortization on securities	401	1,079
Amortization of investments in tax credit funds	1,205	1,417
Net realized gain on securities sold	(20)	—
Deferred income tax (benefit) expense	(1,360)	4,683
Stock-based compensation expense	1,647	828
Originations of mortgage loans held for sale	(240,349)	(233,229)
Proceeds from mortgage loans held for sale	218,478	243,153
Gain on mortgage loans held for sale, including origination of servicing rights	(6,289)	(6,658)
Mortgage servicing rights valuation adjustment	6,841	(444)
Net loss on disposals of premises and equipment	124	60
Increase in the cash surrender value of life insurance	(549)	(494)
Gain on equity securities without a readily determinable fair value	(367)	(1,977)
Net losses (gains) on sales and write downs of other real estate owned	171	87
Other operating activities, net	5,816	13,557
Net cash provided by operating activities	38,984	64,096
Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(6,447)
Purchases of securities available for sale	(41,062)	(450,459)
Maturities, paydowns and calls of securities available for sale	127,796	257,983
Proceeds from sales of securities available for sale	27,766	—
Purchases of securities held to maturity	(10,000)	—
Maturities, paydowns and calls of securities held to maturity	404	585
Paydowns of securities carried at fair value	240	230
Net purchases of non-marketable equity securities held in other financial institutions	(6,206)	(14,240)
Originations of mortgage warehouse loans	(3,107,691)	(3,488,575)
Proceeds from pay-offs of mortgage warehouse loans	3,010,642	3,510,293
Net increase in loans, excluding mortgage warehouse and loans held for sale	(302,235)	(383,912)
Purchase of Bank-owned life insurance	(4,500)	(4,000)
Return of capital on limited partnership investments	401	336
Capital calls on limited partnership investments	(1,271)	(2,838)
Purchases of premises and equipment	(10,186)	(4,202)
Proceeds from sales of premises and equipment	27	111
Proceeds from sales of other real estate owned	439	505
Net cash used in investing activities	$(315,436)	$(584,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from financing activities:	2019	2018
Net increase in deposits	$501,179	$215,144
Proceeds from long-term FHLB advances	100,000	250,000
Repayments on long-term FHLB advances	(1,071)	(30,753)
Net (decrease) increase in short-term FHLB advances	(100,000)	387
Net decrease in securities sold under agreements to repurchase	(17,981)	(2,369)
Dividends paid	(3,698)	(5,173)
Taxes paid related to net share settlement of equity awards	—	(25)
Cash received from exercise of stock options	166	98
Proceeds from issuance of common stock, net of offering expenses	—	94,735
Redemption of Series SBLF preferred stock	—	(48,260)
Common stock repurchased	(10,059)	—
Net cash provided by financing activities	468,536	473,784
Net increase (decrease) in cash and cash equivalents	192,084	(46,750)
Cash and cash equivalents at beginning of period	116,678	187,187
Cash and cash equivalents at end of period	$308,762	$140,437

Interest paid	$40,435	$23,507
Income taxes paid	638	382
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	19,794	—
Real estate acquired in settlement of loans	1,335	605
Conversion of Series D preferred stock to common stock	—	16,998
Fair value of common stock issued in conjunction with business combination	—	2,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations. Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 43 banking centers located from Dallas/Fort Worth, Texas across North Louisiana to Central Mississippi, as well as in Houston, Texas. The Company principally operates in one business segment, community banking.
Basis of Presentation. The condensed consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2018, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's annual report on Form 10-K ("2018 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in Financial Accounting Standards Board ("FASB") Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. For public business entities that file reports with the SEC, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will implement the amendments in its fiscal year beginning January 1, 2020. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP. However, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company anticipates a significant change in the processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses at the beginning of the first quarter of 2020, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on its results of operations, financial position or disclosures. In order to validate the operations and outputs associated with this ASU, the Company is running parallel models and has made substantial progress toward (1) defining risk characteristics and creating loan pools based on those characteristics, (2) determining internal and external data sources that will be used, (3) deciding the loss methodologies that will be used, (4) calculating historical loss data and making appropriate adjustments using internal and

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

external sources, (5) developing and refining an economic forecasting model, (6) documenting processes, procedures and model assumptions, (7) developing accounting policies relevant to the credit loss estimation process and (8) developing internal control procedures around the credit loss estimation process. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will implement the amendments in its fiscal year beginning January 1, 2020. The Company continues to evaluate the impact of this ASU on the consolidated financial statements and disclosures.

Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per common share	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Net income	$14,617	$12,318	$41,055	$38,427
Less: Dividends to preferred stock	—	—	—	1,923
Less: Net income allocated to participating stockholders	—	54	—	945
Net income available to common stockholders	$14,617	$12,264	$41,055	$35,559
Weighted average common shares outstanding	23,408,499	23,493,065	23,520,438	21,476,801
Basic earnings per common share (2)	$0.62	$0.52	$1.75	$1.66
Diluted earnings per common share
Diluted earnings applicable to common stockholders	$14,617	$12,300	$41,055	$35,653
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	23,408,499	23,493,065	23,520,438	21,476,801
Dilutive effect of stock-based awards	198,457	223,714	201,946	223,714
Weighted average diluted common shares outstanding	23,606,956	23,716,779	23,722,384	21,700,515
Diluted earnings per common share (2)	$0.62	$0.52	$1.73	$1.64
____________________________

(1)
Series D preferred stockholders were participating stockholders during the three and nine months ended September 30, 2018, requiring the Company to calculate earnings per share using the two-class method. Net income available to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share. Subsequent to the conversion of all Series D preferred stock during 2018 and effective on January 1, 2019, the Company used the treasury method for the computation of earnings per share.

(2)
Due to the combined impact of the repurchase of common stock on the quarterly average common shares outstanding calculation compared to the impact of the repurchase of common stock on the year-to-date average common shares outstanding calculation, and the effect of rounding, the sum of the quarterly earnings per common share will not equal the year-to-date earnings per common share amount.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Available for sale:
State and municipal securities	$84,235	$2,902	$(2)	$87,135
Corporate bonds	11,027	727	—	11,754
U.S. Government and agency securities	5,107	241	(8)	5,340
Commercial mortgage-backed securities	11,983	336	—	12,319
Residential mortgage-backed securities	205,516	3,159	(206)	208,469
Commercial collateralized mortgage obligations	4,341	82	—	4,423
Residential collateralized mortgage obligations	161,753	1,547	(279)	163,021
Total	$483,962	$8,994	$(495)	$492,461
Held to maturity:
State and municipal securities	$28,759	$781	$—	$29,540
Securities carried at fair value through income:
State and municipal securities(1)	$11,263	$—	$—	$11,745

December 31, 2018
Available for sale:
State and municipal securities	$99,780	$1,266	$(163)	$100,883
Corporate bonds	10,997	102	(65)	11,034
U.S. Government and agency securities	61,122	82	(54)	61,150
Commercial mortgage-backed securities	16,672	94	—	16,766
Residential mortgage-backed securities	188,058	417	(2,160)	186,315
Residential collateralized mortgage obligations	202,422	315	(3,241)	199,496
Total	$579,051	$2,276	$(5,683)	$575,644
Held to maturity:
State and municipal securities	$19,169	$—	$(33)	$19,136
Securities carried at fair value through income:
State and municipal securities(1)	$11,503	$—	$—	$11,361
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the condensed consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Securities with unrealized losses at September 30, 2019, and December 31, 2018, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$991	$(2)	$—	$—	$991	$(2)
U.S. Government and agency securities	—	—	690	(8)	690	(8)
Residential mortgage-backed securities	16,751	(87)	18,330	(119)	35,081	(206)
Residential collateralized mortgage obligations	17,407	(82)	25,891	(197)	43,298	(279)
Total	$35,149	$(171)	$44,911	$(324)	$80,060	$(495)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2018
Available for sale:
State and municipal securities	$13,101	$(50)	$8,463	$(113)	$21,564	$(163)
Corporate bonds	7,932	(65)	—	—	7,932	(65)
U.S. Government and agency securities	56,271	(54)	—	—	56,271	(54)
Residential mortgage-backed securities	18,836	(65)	77,471	(2,095)	96,307	(2,160)
Residential collateralized mortgage obligations	14,711	(79)	120,601	(3,162)	135,312	(3,241)
Total	$110,851	$(313)	$206,535	$(5,370)	$317,386	$(5,683)
Held to maturity:
State and municipal securities	$13,921	$(33)	$—	$—	$13,921	$(33)
At September 30, 2019, the Company had 30 individual securities that were in an unrealized loss position. The unrealized losses for each of the securities related to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
Proceeds from sales of securities available for sale and gross gains for the nine months ended September 30, 2019 and 2018 are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Proceeds from sales	$27,766	$—
Gross realized gains	161	—
Gross realized losses	(141)	—
Tax expense related to securities gains/losses	4	—

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2019, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,634	$3,646
Due after one year through five years	13,551	13,652	32,887	33,848
Due after five years through ten years	10,000	10,461	55,822	58,575
Due after ten years	5,208	5,427	8,026	8,160
Commercial mortgage-backed securities	—	—	11,983	12,319
Residential mortgage-backed securities	—	—	205,516	208,469
Commercial collateralized mortgage obligations	—	—	4,341	4,423
Residential collateralized mortgage obligations	—	—	161,753	163,021
Total	$28,759	$29,540	$483,962	$492,461
The following table presents carrying amounts of securities pledged as collateral for public deposits and repurchase agreements as of the dates presented.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Carrying value of securities pledged to secure public deposits	$207,955	$364,055
Carrying value of securities pledged to repurchase agreements	24,749	48,847
Note 4 - Loans
Loans consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Loans held for sale	$67,122	$52,210
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,305,006	$1,228,402
Construction/land/land development	509,905	429,660
Residential real estate	680,803	629,714
Total real estate	2,495,714	2,287,776
Commercial and industrial	1,367,595	1,272,566
Mortgage warehouse lines of credit	304,917	207,871
Consumer	20,271	20,892
Total loans held for investment(1)	4,188,497	3,789,105
Less: Allowance for loan losses	37,126	34,203
Net loans held for investment	$4,151,371	$3,754,902
____________________________

(1)	Includes net deferred loan fees of $3.5 million and $3.2 million at September 30, 2019, and December 31, 2018, respectively.
Included in total loans held for investment were $18.0 million and $18.6 million of commercial real estate loans for which the fair value option was elected as of September 30, 2019, and December 31, 2018, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The recorded investments in loans by credit quality indicator at September 30, 2019, and December 31, 2018, excluding loans held for sale, were as follows:

	September 30, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,277,085	$12,639	$15,282	$—	$—	$1,305,006
Construction/land/land development	508,582	152	1,171	—	—	509,905
Residential real estate	671,383	1,575	7,845	—	—	680,803
Total real estate	2,457,050	14,366	24,298	—	—	2,495,714
Commercial and industrial	1,298,575	24,596	44,424	—	—	1,367,595
Mortgage warehouse lines of credit	304,917	—	—	—	—	304,917
Consumer	20,118	—	153	—	—	20,271
Total loans held for investment	$4,080,660	$38,962	$68,875	$—	$—	$4,188,497

	December 31, 2018
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,206,194	$3,101	$19,107	$—	$—	$1,228,402
Construction/land/land development	426,770	157	2,733	—	—	429,660
Residential real estate	617,996	1,142	10,576	—	—	629,714
Total real estate	2,250,960	4,400	32,416	—	—	2,287,776
Commercial and industrial	1,190,718	34,964	46,884	—	—	1,272,566
Mortgage warehouse lines of credit	207,871	—	—	—	—	207,871
Consumer	20,712	—	180	—	—	20,892
Total loans held for investment	$3,670,261	$39,364	$79,480	$—	$—	$3,789,105
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	September 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$1,443	$—	$6,508	$7,951	$1,297,055	$1,305,006	$—
Construction/land/land development	192	80	88	360	509,545	509,905	—
Residential real estate	1,002	627	3,662	5,291	675,512	680,803	—
Total real estate	2,637	707	10,258	13,602	2,482,112	2,495,714	—
Commercial and industrial	3,850	1,991	10,336	16,177	1,351,418	1,367,595	—
Mortgage warehouse lines of credit	—	—	—	—	304,917	304,917	—
Consumer	131	46	9	186	20,085	20,271	—
Total loans held for investment	$6,618	$2,744	$20,603	$29,965	$4,158,532	$4,188,497	$—

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$458	$1,409	$7,224	$9,091	$1,219,311	$1,228,402	$—
Construction/land/land development	2,657	—	435	3,092	426,568	429,660	—
Residential real estate	2,137	527	4,149	6,813	622,901	629,714	—
Total real estate	5,252	1,936	11,808	18,996	2,268,780	2,287,776	—
Commercial and industrial	276	8,263	6,157	14,696	1,257,870	1,272,566	—
Mortgage warehouse lines of credit	—	—	—	—	207,871	207,871	—
Consumer	383	8	2	393	20,499	20,892	—
Total loans held for investment	$5,911	$10,207	$17,967	$34,085	$3,755,020	$3,789,105	$—
The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2019
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$9,420	$582	$135	$1,029	$10,002
Construction/land/land development	3,941	—	38	(271)	3,708
Residential real estate	5,632	6	53	328	6,007
Commercial and industrial	17,177	4,798	2,187	2,327	16,893
Mortgage warehouse lines of credit	263	—	—	21	284
Consumer	250	29	10	1	232
Total	$36,683	$5,415	$2,423	$3,435	$37,126
____________________________

(1)
The $4.2 million provision for credit losses on the condensed consolidated statements of income includes a $3.4 million net loan loss provision and a $766,000 provision for off-balance sheet commitments for the three months ended September 30, 2019.

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
____________________________

(1)
The $504,000 provision for credit losses on the condensed consolidated statements of income includes a $1.1 million net loan loss provision and a $609,000 release of provision for off-balance sheet commitments for the three months ended September 30, 2018.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$8,999	$777	$194	$1,586	$10,002
Construction/land/land development	3,331	38	39	376	3,708
Residential real estate	5,705	6	98	210	6,007
Commercial and industrial	15,616	5,931	3,382	3,826	16,893
Mortgage warehouse lines of credit	316	29	—	(3)	284
Consumer	236	82	33	45	232
Total	$34,203	$6,863	$3,746	$6,040	$37,126
____________________________

(1)
The $7.2 million provision for credit losses on the condensed consolidated statements of income includes a $6.0 million net loan loss provision and a $1.2 million provision for off-balance sheet commitments for the nine months ended September 30, 2019.

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
____________________________

(1)
The $709,000 benefit for credit losses on the condensed consolidated statements of income includes a $305,000 net loan loss benefit and a $404,000 release of provision for off-balance sheet commitments for the nine months ended September 30, 2018.

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	September 30, 2019
(Dollars in thousands)	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Loans secured by real estate:
Commercial real estate	$1	$10,001	$7,922	$1,279,083
Construction/land/land development	—	3,708	898	509,007
Residential real estate	4	6,003	4,940	675,863
Commercial and industrial	202	16,691	19,485	1,348,110
Mortgage warehouse lines of credit	—	284	—	304,917
Consumer	3	229	124	20,147
Total	$210	$36,916	$33,369	$4,137,127
____________________________

(1)
Excludes $18.0 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

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

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either September 30, 2019, or December 31, 2018.

	September 30, 2019
(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Loans secured by real estate:
Commercial real estate	$10,713	$7,586	$336	$7,922	$1
Construction/land/land development	1,246	814	84	898	—
Residential real estate	5,683	4,011	929	4,940	4
Total real estate	17,642	12,411	1,349	13,760	5
Commercial and industrial	26,087	18,633	852	19,485	202
Consumer	134	—	124	124	3
Total impaired loans	$43,863	$31,044	$2,325	$33,369	$210

	December 31, 2018
(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Loans secured by real estate:
Commercial real estate	$10,894	$8,725	$48	$8,773	$5
Construction/land/land development	1,329	838	179	1,017	19
Residential real estate	7,815	6,092	784	6,876	68
Total real estate	20,038	15,655	1,011	16,666	92
Commercial and industrial	18,883	15,806	622	16,428	255
Consumer	202	—	184	184	19
Total impaired loans	$39,123	$31,461	$1,817	$33,278	$366

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The average recorded investment and interest recognized on impaired loans while classified as impaired for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$8,712	$5	$10,070	$14
Construction/land/land development	973	2	1,228	2
Residential real estate	4,696	5	7,741	12
Total real estate	14,381	12	19,039	28
Commercial and industrial	16,768	21	12,891	54
Consumer	130	1	263	1
Total impaired loans	$31,279	$34	$32,193	$83

	Nine Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans secured by real estate:
Commercial real estate	$9,168	$16	$9,983	$57
Construction/land/land development	1,036	6	1,515	14
Residential real estate	5,235	17	7,631	48
Total real estate	15,439	39	19,129	119
Commercial and industrial	16,362	31	14,932	158
Consumer	159	2	264	4
Total impaired loans	$31,960	$72	$34,325	$281
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Troubled debt restructurings ("TDRs") are included in certain loan categories within impaired loans. At September 30, 2019, the Company had funding commitments totaling $704,000 in connection with impaired loans.
Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate	$7,460	$8,281
Construction/land/land development	860	935
Residential real estate	5,254	6,668
Total real estate	13,574	15,884
Commercial and industrial	17,745	15,792
Consumer	153	180
Total nonaccrual loans	$31,472	$31,856

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2019 and 2018, gross interest income that would have been recorded if the nonaccruing loans had been current in accordance with their original terms was $1.2 million and $997,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the nine months ended September 30, 2019 or 2018.
The Company elects the fair value option for recording certain residential mortgage loans held for sale, as well as certain commercial real estate and commercial and industrial loans. The Company had $1.5 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at September 30, 2019, compared to $741,000 at December 31, 2018. There were no nonaccrual loans held for investment that were recorded using the fair value option election at September 30, 2019, or December 31, 2018.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	September 30, 2019	December 31, 2018
TDRs
Nonaccrual TDRs	$5,761	$5,793
Performing TDRs	2,431	2,054
Total	$8,192	$7,847
The following table presents the pre-modification balance of TDR modifications that occurred during the periods indicated and the ending balances by concession type as of the period presented.

	Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$506	$504	$—	$504

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Combination of Term and Rate Concessions	Total Modifications
Construction/land/land development	1	$361	$—	$349	$349
Commercial and industrial	5	1,314	1,260	—	1,260
Consumer	1	11	10	—	10
Total	7	$1,686	$1,270	$349	$1,619

	Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial real estate	1	$252	$150	$—	$—	$150
Commercial and industrial	3	199	182	—	15	197
Total	4	$451	$332	$—	$15	$347

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Loans Restructured	Pre-modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	1	$252	$150	$—	$—	$150
Residential real estate	5	187	49	21	102	172
Total real estate	6	439	199	21	102	322
Commercial and industrial	3	198	182	—	15	197
Consumer	1	33	—	—	31	31
Total	10	$670	$381	$21	$148	$550
During the nine months ended September 30, 2019, one loan with an outstanding principal balance of $224,000 defaulted after having been modified as a TDR within the previous 12 months. During the nine months ended September 30, 2018, one loan with an outstanding principal balance of $26,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three and nine months ended September 30, 2019, did not significantly impact the Company's determination of the allowance for loan losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of the loan.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

There were no transfers between fair value reporting levels for any period presented.
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2019, and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$48,333	$38,802	$87,135
Corporate bonds	—	11,754	—	11,754
U.S. Government and agency securities	—	5,340	—	5,340
Commercial mortgage-backed securities	—	12,319	—	12,319
Residential mortgage-backed securities	—	208,469	—	208,469
Commercial collateralized mortgage obligations	—	4,423	—	4,423
Residential collateralized mortgage obligations	—	163,021	—	163,021
Securities available for sale	—	453,659	38,802	492,461
Securities carried at fair value through income	—	—	11,745	11,745
Loans held for sale	—	42,965	—	42,965
Loans at fair value	—	—	18,001	18,001
Mortgage servicing rights	—	—	19,866	19,866
Other assets - derivatives	—	12,648	—	12,648
Total recurring fair value measurements - assets	$—	$509,272	$88,414	$597,686

Other liabilities - derivatives	$—	$(12,446)	$—	$(12,446)
Total recurring fair value measurements - liabilities	$—	$(12,446)	$—	$(12,446)

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,522	$39,361	$100,883
Corporate bonds	—	11,034	—	11,034
U.S. Government and agency securities	55,515	5,635	—	61,150
Commercial mortgage-backed securities	—	16,766	—	16,766
Residential mortgage-backed securities	—	186,315	—	186,315
Residential collateralized mortgage obligations	—	199,496	—	199,496
Securities available for sale	55,515	480,768	39,361	575,644
Securities carried at fair value through income	—	—	11,361	11,361
Loans held for sale	—	21,562	—	21,562
Loans at fair value	—	—	18,571	18,571
Mortgage servicing rights	—	—	25,114	25,114
Other assets - derivatives	—	3,563	—	3,563
Total recurring fair value measurements - assets	$55,515	$505,893	$94,407	$655,815

Other liabilities - derivatives	$—	$(2,846)	$—	$(2,846)
Total recurring fair value measurements - liabilities	$—	$(2,846)	$—	$(2,846)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(6,841)	—	—
Other noninterest income	195	—	—	624
Gain recognized in accumulated other comprehensive income	—	—	1,488	—
Purchases, issuances, sales and settlements:
Originations	—	1,593	—	—
Purchases	—	—	—	—
Sales	—		—	—
Settlements	(765)	—	(2,047)	(240)
Balance at September 30, 2019	$18,001	$19,866	$38,802	$11,745

Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	444	—	—
Other noninterest income	(488)	—	—	(530)
Loss recognized in accumulated other comprehensive income	—	—	(219)	—
Purchases, issuances, sales, and settlements:
Originations	—	1,537	—	—
Purchases	—	—	259	—
Settlements	(5,679)	—	(1,855)	(230)
Balance at September 30, 2018	$20,444	$26,163	$40,200	$11,273
____________________________

(1)	Total mortgage banking revenue includes changes in fair value due to market changes and run-off.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	September 30, 2019	December 31, 2018
Prepayment speed	13.99%	9.90%
Discount rate	9.86	10.42
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2019, and December 31, 2018, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected.

	September 30, 2019
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$42,965	$42,017	$948
Commercial real estate loans held for investment(2)	18,001	17,626	375
Securities carried at fair value through income	11,745	11,263	482
Total	$72,711	$70,906	$1,805
____________________________

(1)	$1.5 million of loans held for sale were designated as nonaccrual or 90 days or more past due at September 30, 2019. Of this balance, $1.3 million was guaranteed by U.S. government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at September 30, 2019.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$21,562	$21,173	$389
Commercial real estate loans held for investment(2)	18,571	18,391	180
Securities carried at fair value through income	11,361	11,503	(142)
Total	$51,494	$51,067	$427
____________________________

(1)	A total of $741,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2018. Of this balance, $582,000 was guaranteed by U.S. Government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2018.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the condensed consolidated statement of income line items reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Mortgage banking revenue:
Mortgage loans held for sale	$17	$(251)	$559	$(304)
Other income:
Loans at fair value held for investment	(18)	(101)	195	(488)
Securities carried at fair value through income	130	(140)	624	(530)
Total impact on other income(1)	112	(241)	819	(1,018)
Total fair value option impact on noninterest income	$129	$(492)	$1,378	$(1,322)
____________________________

(1)	The fair value option impact on other income is offset by the derivative gain/loss recognized in other income. Please see Note 7 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 126 to 227 basis points at both September 30, 2019, and December 31, 2018. The Company believes the fair value approximates the price it would receive upon a sale in an orderly market transaction ("exit price").
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both September 30, 2019, and December 31, 2018. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $49.2 million at September 30, 2019, and are shown on the face of the condensed consolidated balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. The gain recognized during the nine months ended September 30, 2019, and September 30, 2018, on equity securities without readily determinable fair values was $367,000 and $2.0 million, respectively.
Government National Mortgage Association Repurchase Asset
The Company recorded $24.2 million and $30.6 million, respectively, at September 30, 2019, and December 31, 2018, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the condensed consolidated balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was approximately $2.1 million and $1.4 million at September 30, 2019, and December 31, 2018, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $4.5 million at September 30, 2019, and $3.7 million at December 31, 2018. At September 30, 2019, the Company had $2.9 million in residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$308,762	$308,762	$116,678	$116,678
Level 2 inputs:
Securities held to maturity	28,759	29,540	19,169	19,136
Non-marketable equity securities held in other financial institutions	49,205	49,205	42,149	42,149
Accrued interest and loan fees receivable	16,291	16,291	16,454	16,454
Level 3 inputs:
Loans held for investment, net(1)	4,133,370	3,997,914	3,736,331	3,605,142
Financial liabilities:
Level 2 inputs:
Deposits	4,284,317	4,151,628	3,783,138	3,537,283
FHLB advances and other borrowings	419,681	459,329	445,224	444,286
Junior subordinated debentures	9,664	10,718	9,644	10,723
Accrued interest payable	2,989	2,989	2,679	2,679
____________________________

(1)
Loans held for investment, net does not include loans for which the fair value option had been elected at September 30, 2019, or December 31, 2018, as these loans are carried at fair value on a recurring basis.

Note 6 - Leases
The Company adopted ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recognized a $321,000 cumulative effect adjustment credit, net of tax, to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification.
The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its balance sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.
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
The Company's lease terms include options to extend a lease when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any residual value guarantees. All of the Company's operating long-term leases are real estate leases, which are accounted for as a single lease component.
The Company leases certain real estate for its banking and insurance operations, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2038.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The balance sheet details and components of the Company's lease expense were as follows:

(Dollars in thousands)	September 30, 2019
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$24,984
Operating lease liabilities (included in Accrued expenses and other liabilities)	26,800
Finance lease liabilities (included in Accrued expenses and other liabilities)	314

Weighted average remaining lease term (years) - operating leases	9.66
Weighted average discount rate - operating leases	3.48%

(Dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense:
Operating lease expense	$1,204	$3,536
Other lease expense	61	185
Total lease expense	$1,265	$3,721
Right of use assets obtained in exchange for new operating lease liabilities	$316	$1,256
Total lease expense was $1.3 million and $3.2 million for the three and nine months ended September 30, 2018. Maturities of operating lease liabilities at September 30, 2019, were as follows:

September 30, 2019
Year 1	$4,820
Year 2	4,231
Year 3	3,813
Year 4	3,550
Year 5	2,709
Year 6 and thereafter	12,966
Total lease payments	32,089
Less: Imputed interest	5,289
Total lease obligations	$26,800
The Company had one sale-leaseback transaction from 2017 that resulted in a loss on sale. The loss was previously deferred and was being amortized to lease expense over the term of the lease. Upon the Company's adoption of ASU 842, the deferred loss of $962,000 was combined with the ROU asset.
Supplemental cash flow related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for operating leases	$1,207	$3,580
Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2019	2018	2019	2018
Origination	$322	$194	$687	$646
Gain on sale of loans held for sale	2,324	1,761	4,696	5,121
Servicing	1,688	1,728	5,033	5,339
Total gross mortgage revenue	4,334	3,683	10,416	11,106
Mortgage derivatives gain (loss)	195	(283)	1,212	(511)
MSR change due to payoffs and paydowns	(1,219)	(960)	(2,855)	(2,791)
MSR and hedge fair value adjustment	(218)	181	177	(497)
Gain on MSR sale (1)	—	—	—	25
Mortgage banking revenue	$3,092	$2,621	$8,950	$7,332
____________________________

(1)	Amount shown during the nine months ended September 30, 2018, reflects final settlement on a loan servicing portfolio sold during the three months ended December 31, 2017.
Management uses forward contracts on mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$21,529	$25,738	$25,114	$24,182
Origination of servicing rights	887	544	1,593	1,537
Change in fair value, including amortization, net	(2,550)	(119)	(6,841)	444
Balance at end of period	$19,866	$26,163	$19,866	$26,163
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold violated representations or warranties made by the Company and/or the borrower at the time of the sale, which the Company refers to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback claims may be made until the loan is paid in full. When a putback claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 days of the date of receipt.
The Company incurred a $18,000 mortgage loan servicing putback expense for the three and nine months ended September 30, 2019. The Company did not incur mortgage loan servicing putback expenses for the three or nine months ended September 30, 2018. The reserve for mortgage loan servicing putback expenses totaled $214,000 and $196,000 at September 30, 2019, and December 31, 2018, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers, the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans totaled $24.2 million and $30.6 million at September 30, 2019, and December 31, 2018, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's condensed consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's condensed consolidated balance sheets at September 30, 2019, and December 31, 2018, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate swaps included in other assets (liabilities)	$10,500	$10,500	$(139)	$152

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$203,047	$127,512	$11,232	$2,302
Interest rate swaps included in other liabilities	232,246	145,857	(12,286)	(2,625)
Forward commitments to purchase mortgage-backed securities included in other assets	240,000	140,000	563	709
Forward commitments to sell residential mortgage loans included in other liabilities	70,050	24,750	(21)	(221)
Interest rate-lock commitments on residential mortgage loans included in other assets	58,724	16,244	853	400
	$804,067	$454,363	$341	$565
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

The weighted-average interest rates paid and received for interest rate swaps at September 30, 2019, were as follows:

	Weighted-Average
Interest rate swaps:	Interest Rate Paid	Interest Rate Received
Cash flow hedges	4.81%	4.93%
Non-hedging interest rate swaps - financial institution counterparties	5.02	4.47
Non-hedging interest rate swaps - customer counterparties	4.52	5.04
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2019	2018	2019	2018
Amount of gain (loss) recognized in mortgage banking revenue (1)	$811	$(791)	$3,709	$(2,998)
Amount of (loss) gain recognized in other non-interest income	(115)	192	(731)	931
____________________________

(1)	Gains and losses on these instruments are largely offset by market fluctuations in MSRs. See Note 7 - Mortgage Banking for more information on components of mortgage banking revenue.
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
At September 30, 2019, and December 31, 2018, the Company had cash collateral on deposit with swap counterparties totaling $15.0 million and $1.9 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding at September 30, 2019. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At September 30, 2019, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 949,316 shares.
Share-based compensation cost charged to income for the three and nine months ended September 30, 2019 and 2018, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Restricted stock	$614	$411	$1,647	$828
Related tax benefits recognized in net income	129	86	346	174
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
The following table summarizes the Company's time-vested award activity:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	174,407	$35.01	61,293	$24.61
Granted	37,641	32.77	83,500	38.29
Vested	(39,617)	33.09	(18,982)	24.31
Forfeited	(2,419)	28.24	(2,001)	37.47
Nonvested shares, September 30,	170,012	35.06	123,810	33.67
During the nine months ended September 30, 2019, no shares were retired by the Company upon vesting of restricted stock awards. During the nine months ended September 30, 2018, award recipients surrendered, and the Company retired 910 shares to cover taxes owed upon the vesting of restricted stock awards.
At September 30, 2019, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.68 years.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

of risk-free interest rates, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.
The table below summarizes the status of the Company's stock options and changes during the nine months ended September 30, 2019 and 2018.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2018
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Exercised	(8,000)	12.29	—	—
Outstanding and exercisable at September 30, 2018	311,500	10.61	6.42	8,423

Nine Months Ended September 30, 2019
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding and exercisable at September 30, 2019	254,000	10.55	6.06	5,891
Note 10 - Income Taxes
The provision for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Federal income taxes:
Current	$3,729	$901	$10,074	$2,939
Deferred	(360)	1,493	(1,316)	4,652
State income taxes:
Current	265	147	777	491
Deferred	(14)	27	(44)	30
Income tax expense	$3,620	$2,568	$9,491	$8,112
Effective income tax rate	19.8%	17.3%	18.8%	17.4%
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2019 and 2018, primarily due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, the Company expects its effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the Company's effective income tax rate as net income decreases.
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

(Dollars in thousands)	Unrealized Gains on AFS Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	9,399	(229)	9,170
Balance at September 30, 2019	$6,798	$(108)	$6,690

Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(8,012)	226	(7,786)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at September 30, 2018	$(6,456)	$259	$(6,197)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2019, and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

At September 30, 2019, and December 31, 2018, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below.
The actual capital amounts and ratios of the Company and Bank at September 30, 2019, and December 31, 2018, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$550,045	11.43%	$336,843	7.00%	N/A	N/A
Origin Bank	540,117	11.25	335,953	7.00	$311,957	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	559,383	11.63	408,994	8.50	N/A	N/A
Origin Bank	540,117	11.25	407,943	8.50	383,947	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	599,110	12.45	505,265	10.50	N/A	N/A
Origin Bank	579,844	12.08	503,928	10.50	479,932	10.00
Leverage Ratio
Origin Bancorp, Inc.	559,383	10.88	205,625	4.00	N/A	N/A
Origin Bank	540,117	10.53	205,184	4.00	256,480	5.00
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$519,468	11.94%	$304,431	7.00%	N/A	N/A
Origin Bank	508,826	11.73	303,621	7.00	$281,934	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	528,786	12.16	369,668	8.50	N/A	N/A
Origin Bank	508,826	11.73	368,683	8.50	346,996	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	564,437	12.98	456,647	10.50	N/A	N/A
Origin Bank	544,477	12.55	455,430	10.50	433,743	10.00
Leverage Ratio
Origin Bancorp, Inc.	528,786	11.21	188,711	4.00	N/A	N/A
Origin Bank	508,826	10.81	188,229	4.00	235,287	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at September 30, 2019, the Bank could pay aggregate dividends of up to $76.1 million to the Company without prior regulatory approval.
Note 13 - Commitments and Contingencies
Credit Related Commitments
In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

accompanying condensed consolidated financial statements until they are funded, although they expose the Company to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$1,386,547	$1,178,735
Standby letters of credit	48,464	46,860
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2019, and December 31, 2018, these credit card guarantees totaled $560,000 and $772,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At September 30, 2019, and December 31, 2018, the Company had FHLB letters of credit totaling $213.0 million and $172.0 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.6 million and $1.4 million at September 30, 2019, and December 31, 2018, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Through our wholly owned bank subsidiary, Origin Bank, we provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients through 43 banking centers, located from Dallas/Fort Worth, Texas across North Louisiana to Central Mississippi, as well as in Houston, Texas. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and minimize expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans, securities and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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
2019 Third Quarter Summary

•	Net interest income reached a historical quarterly high of $44.6 million for the quarter ended September 30, 2019, compared to $39.5 million for the quarter ended September 30, 2018.

•	Noninterest income also reached a historical quarterly high of $12.9 million for the quarter ended September 30, 2019, compared to $10.2 million for the quarter ended September 30, 2018.

•
Total loans held for investment were $4.19 billion, an increase of $399.4 million, or 10.5%, from December 31, 2018. The yield earned on total loans held for investment during the quarter ended September 30, 2019, was 5.23%, compared to 5.00% for the quarter ended September 30, 2018.

•
Total deposits increased by $501.2 million, or 13.2%, from December 31, 2018. Noninterest-bearing deposits increased by $203.6 million, or 21.4%, compared to December 31, 2018. The average rate paid on interest-bearing deposits was 1.59% compared to 1.16% for the quarter ended September 30, 2018.

•	Nonperforming loans held for investment to total loans held for investment was 0.75% at September 30, 2019, compared to 0.84% at December 31, 2018.

•
Net charge-offs for the quarter ended September 30, 2019, were $3.0 million compared to net recoveries of $463,000 for the quarter ended September 30, 2018, largely driven by a $3.0 million charge-off of a single commercial loan relationship.

•	Our efficiency ratio was 60.98% for the quarter ended September 30, 2019, compared to 69.06% for the quarter ended September 30, 2018.
Comparison of the Results of Operations for the Three Months Ended September 30, 2019 and 2018
Net Interest Income
Net interest income for the quarter ended September 30, 2019, was $44.6 million, an increase of $5.1 million, or 13.0%, compared to the quarter ended September 30, 2018. The increase was primarily due to a combined increase of $10.1 million in interest income earned on loans, which included increases of $3.8 million, $2.5 million and $2.1 million in commercial and industrial loans, commercial real estate loans and construction, land and land development loans, respectively. Of this combined increase, 77.9% was driven by average volumes and 22.1% was driven by yields on the loans in these portfolios. These increases were partially offset by higher costs of funding, largely as a result of increases in deposit account interest rates, as well as an increase in the average balance of outstanding borrowings. Average FHLB advances increased $271.3 million compared to the quarter ended September 30, 2018. The increase was driven by an aggregate of $350.0 million in new long-term FHLB advances entered into in August 2018 and August 2019. The advances have final maturities of 15 years and as of September 30, 2019, will be callable during the fourth quarter of 2019 and quarterly thereafter until final maturity. These funds were used to replace higher costing liabilities, and were re-deployed into higher yielding assets.
The net interest margin was 3.65% for the third quarter of 2019, a five basis point decrease from the third quarter of 2018, while the net interest spread was reduced by 16 basis points to 3.16% from 3.32%. The decrease in the net interest spread compared to the three months ended September 30, 2018, was due to deposit pricing pressures which were partially offset by the lower cost of borrowings. The rate paid on total interest-bearing liabilities for the quarter ended September 30, 2019, was 1.65%, representing an increase of 39 basis points compared to the quarter ended September 30, 2018, primarily due to deposit pricing pressures. The yield earned on interest-earning assets increased to 4.81% from 4.58%, or 23 basis points, compared to the quarter ended September 30, 2018.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(Dollars in thousands)	2019			2018
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,259,274	$16,559	5.22%	$1,122,377	$14,042	4.96%
Construction/land/land development	533,328	7,373	5.48	392,936	5,284	5.34
Residential real estate	676,650	8,572	5.07	575,126	6,826	4.75
Commercial and industrial	1,340,684	17,786	5.26	1,120,431	13,995	4.96
Mortgage warehouse lines of credit	236,042	2,929	4.92	228,031	3,089	5.37
Consumer	20,959	362	6.90	20,129	348	6.91
Loans held for investment	4,066,937	53,581	5.23	3,459,030	43,584	5.00
Loans held for sale	33,814	351	4.15	22,157	288	5.20
Loans receivable	4,100,751	53,932	5.22	3,481,187	43,872	5.00
Investment securities-taxable	448,766	2,786	2.48	440,676	2,754	2.50
Investment securities-non-taxable	103,053	826	3.21	125,489	1,129	3.60
Non-marketable equity securities held in other financial institutions	49,025	341	2.76	32,058	186	2.31
Interest-bearing balances due from banks	152,580	921	2.39	148,853	894	2.38
Federal funds sold	—	—	—	1,304	7	2.03
Total interest-earning assets	4,854,175	$58,806	4.81%	4,229,567	$48,842	4.58%
Noninterest-earning assets(3)	325,374			310,804
Total assets	$5,179,549			$4,540,371

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,071,990	$7,102	1.36%	$1,963,821	$5,020	1.01%
Time deposits	828,993	4,521	2.16	740,893	2,871	1.54
Total interest-bearing deposits	2,900,983	11,623	1.59	2,704,714	7,891	1.16
FHLB advances and other borrowings	475,860	2,350	1.96	204,607	1,235	2.40
Securities sold under agreements to repurchase	25,302	70	1.09	34,284	79	0.92
Junior subordinated debentures	9,661	141	5.69	9,633	140	5.67
Total interest-bearing liabilities	3,411,806	$14,184	1.65%	2,953,238	$9,345	1.26%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,076,344			984,330
Other liabilities(3)	102,895			68,553
Total liabilities	4,591,045			4,006,121
Stockholders' Equity	588,504			534,250
Total liabilities and stockholders' equity	$5,179,549			$4,540,371
Net interest spread			3.16%			3.32%
Net interest income and margin		$44,622	3.65%		$39,497	3.70%
Net interest income and margin - (tax equivalent)(4)		$45,149	3.69%		$40,104	3.76%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year. Rates paid for junior subordinated debentures are calculated at the portfolio level using the actual number of days in each month over 360 days in a year.

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $23.7 million and $29.9 million for the three months ended September 30, 2019, and September 30, 2018, respectively. The GNMA repurchase asset and liability accounts are recorded as equal offsetting amounts in the condensed consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the notes to our condensed consolidated financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a federal income tax rate of 21% for the three months ended September 30, 2019 and 2018.

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

	Three Months Ended September 30, 2019, vs. Three Months Ended September 30, 2018
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,713	$804	$2,517
Construction/land/land development	1,888	201	2,089
Residential real estate	1,205	541	1,746
Commercial and industrial	2,751	1,040	3,791
Mortgage warehouse lines of credit	109	(269)	(160)
Consumer	14	—	14
Loans held for sale	152	(89)	63
Loans receivable	7,832	2,228	10,060
Investment securities-taxable	51	(19)	32
Investment securities-non-taxable	(202)	(101)	(303)
Non-marketable equity securities held in other financial institutions	99	56	155
Interest-bearing deposits in banks	22	5	27
Federal funds sold	(7)	—	(7)
Total interest-earning assets	7,795	2,169	9,964
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	276	1,806	2,082
Time deposits	341	1,309	1,650
FHLB advances and other borrowings	1,638	(523)	1,115
Securities sold under agreements to repurchase	(21)	12	(9)
Junior subordinated debentures	—	1	1
Total interest-bearing liabilities	2,234	2,605	4,839
Net interest income	$5,561	$(436)	$5,125

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
We recorded provision expense of $4.2 million for the quarter ended September 30, 2019, an increase of $3.7 million from $504,000 for the quarter ended September 30, 2018. The increase in provision expense from the quarter ended September 30, 2018, was primarily driven by the required provision related to the deterioration and ultimate write-down on a single commercial loan relationship and, to a lesser extent, an increase in the general reserve due to growth in the loan portfolio. Net charge-offs were $3.0 million during the current quarter, compared to net recoveries of $463,000 during the quarter ended September 30, 2018. Our allowance for loan losses was 0.89% of total loans held for investment at September 30, 2019, compared to 0.99% at September 30, 2018, due to improvement in the overall credit quality of our loan portfolio. Allowance for loan losses as a percentage of nonperforming loans held for investment was 117.97% at September 30, 2019, compared to 134.54% at September 30, 2018, and specific reserves on impaired loans totaled $210,000 and $3.3 million at September 30, 2019 and 2018, respectively. Reserves on impaired loans decreased primarily due to charge-offs recorded subsequent to September 30, 2018, and continued improvement in overall credit quality.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,		$ Change	% Change
Noninterest income:	2019	2018
Service charges and fees	$3,620	$3,234	$386	11.9%
Mortgage banking revenue	3,092	2,621	471	18.0
Insurance commission and fee income	3,203	3,306	(103)	(3.1)
Gains on sales of securities, net	20	—	20	N/A
Loss on sales and disposals of other assets, net	(132)	(207)	75	(36.2)
Limited partnership investment income (loss)	279	(552)	831	(150.5)
Swap fee income	1,351	518	833	160.8
Other fee income	414	364	50	13.7
Other income	1,033	953	80	8.4
Total noninterest income	$12,880	$10,237	$2,643	25.8%
Noninterest income for the three months ended September 30, 2019, increased by $2.6 million, or 25.8%, to $12.9 million, compared to $10.2 million for the quarter ended September 30, 2018. The primary drivers of the increase were swap fee income, limited partnership investment income, mortgage banking revenue and service charges and fees, which increased by $833,000, $831,000, $471,000 and $386,000, respectively.
Swap fee income. The increase in swap fee income during the quarter ended September 30, 2019, was driven by an increased volume of back-to-back swap transactions executed with commercial customers compared to the quarter ended September 30, 2018. Given the low interest rate environment, customers have the opportunity to lock in fixed rates through swaps, driving increases in customers utilizing swaps and therefore swap fees.
Limited partnership investment income. Limited partnership investment income during the quarter ended September 30, 2019, was driven by favorable valuation adjustments to certain limited partnership investments compared to unfavorable valuation adjustments during the quarter ended September 30, 2018.

Mortgage banking revenue. The increase in mortgage banking revenue was driven by a $563,000 increase in gains on the sale of mortgage loans compared to the three months ended September 30, 2018. This increase was partially offset by a net decrease in mortgage valuation adjustments of $180,000.
Service charges and fees. The primary drivers of the increase in service charges and fees were increases in business account analysis fees, insufficient funds and overdraft fees and ATM interchange fees which increased by $194,000, $98,000 and $84,000, respectively. The increase in our account analysis fees is consistent with our strategy of focusing on commercial banking relationships in our Texas market.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,		$ Change	% Change
Noninterest expense:	2019	2018
Salaries and employee benefits	$21,523	$21,054	$469	2.2%
Occupancy and equipment, net	4,274	4,169	105	2.5
Data processing	1,763	1,523	240	15.8
Electronic banking	924	761	163	21.4
Communications	411	490	(79)	(16.1)
Advertising and marketing	930	1,245	(315)	(25.3)
Professional services	956	982	(26)	(2.6)
Regulatory assessments	(387)	411	(798)	(194.2)
Loan related expenses	1,315	718	597	83.1
Office and operations	1,712	1,499	213	14.2
Intangible asset amortization	302	371	(69)	(18.6)
Franchise tax expense	683	352	331	94.0
Other expenses	658	769	(111)	(14.4)
Total noninterest expense	$35,064	$34,344	$720	2.1%
Noninterest expense for the quarter ended September 30, 2019, increased by $720,000, or 2.1%, to $35.1 million, compared to $34.3 million for the quarter ended September 30, 2018. Significant fluctuations in noninterest expense categories are discussed below.
Loan related expenses. The increase in loan related expenses was driven by a $514,000 increase in loan related legal fees primarily due to $441,000 in legal costs incurred in connection with two nonperforming loan relationships during the quarter ended September 30, 2019.
Salaries and employee benefits. The $469,000 increase in salaries and employee benefits between the quarters was primarily driven by a combined increase of $1.1 million in salaries and commissions due to annual salary increases and salary market adjustments for existing positions, partially offset by a $570,000 reduction in self-insured medical expenses in the current quarter compared to the quarter ended September 30, 2018.
Franchise tax expense. In September 2019, we recorded a $213,000 true-up of our estimated accrued tax expense to our actual tax expense after completion of tax returns for several states based on the 2018 tax year.
Regulatory assessments. During the quarter ended September 30, 2019, we recognized a benefit of $1.0 million from the Federal Deposit Insurance Corporation ("FDIC") insurance fund, which offset our total obligation as of quarter end.
Advertising and marketing. The reduction in advertising and marketing expenses was primarily driven by a $252,000 decrease in print media costs during the quarter ended September 30, 2019, compared to the same period in 2018. During the quarter ended September 30, 2018, a significant amount of print media was used in connection with a marketing campaign that was no longer in effect during the quarter ended September 30, 2019.

Income Tax Expense
For the three months ended September 30, 2019, we recognized income tax expense of $3.6 million, an increase of $1.1 million over the three months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2019, was 19.8%, compared to 17.3% for the three months ended September 30, 2018. Our effective tax rate increased due to a smaller portion of tax-free income sources in the 2019 period compared to the 2018 period.
Our effective income tax rates have differed from the U.S. statutory rate of 21% during the quarters ended September 30, 2019 and 2018, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a smaller than proportional effect on the effective income tax rate as net income increases.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Net Interest Income
Net interest income for the nine months ended September 30, 2019, was $129.6 million, an increase of $18.2 million, or 16.4%, over the nine months ended September 30, 2018. The increase was primarily driven by growth in average balances, and to a lesser extent, higher rates earned on loans held for investment. Increases in average balances accounted for $21.9 million, or 66.4%, of the increase in interest income on loans held for investment, while rising market interest rates during the intervening period, provided 11.1 million, or 33.8%, of the increase in interest income on loans held for investment. The yield earned on the total loan portfolio was 5.26% for the nine months ended September 30, 2019, compared to 4.88% for the nine months ended September 30, 2018. Average total loans were $3.93 billion for the nine months ended September 30, 2019, compared to $3.33 billion for the nine months ended September 30, 2018. These increases were partially offset by higher costs of funding, which were primarily driven by increases in interest rates on deposits. Average FHLB advances also increased $297.6 million compared to the quarter ended September 30, 2018, which drove an increase in interest expense on borrowings. The increase in FHLB advances was driven by an aggregate of $350.0 million in new long-term FHLB advances entered into in August 2018 and August 2019.  The advances have final maturities of 15 years and as of September 30, 2019, will be callable during the fourth quarter of 2019 and quarterly thereafter until final maturity. These funds were used to replace higher costing liabilities, and were re-deployed into higher yielding assets.
Interest-bearing liability rates increased during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 1.56% for the nine months ended September 30, 2019, an increase of 54 basis points from 1.02% for the nine months ended September 30, 2018.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(Dollars in thousands)	2019			2018
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,228,030	$47,631	5.19%	$1,099,755	$39,729	4.83%
Construction/land/land development	498,820	21,021	5.63	357,490	13,882	5.19
Residential real estate	650,508	24,048	4.93	579,196	19,974	4.60
Commercial and industrial	1,313,114	52,315	5.33	1,049,536	38,166	4.86
Mortgage warehouse lines of credit	195,998	7,739	5.28	204,047	8,009	5.25
Consumer	20,783	1,078	6.91	20,649	1,042	6.73
Loans held for investment	3,907,253	153,832	5.26	3,310,673	120,802	4.88
Loans held for sale	25,201	736	3.89	23,225	763	4.38
Loans receivable	3,932,454	154,568	5.26	3,333,898	121,565	4.88
Investment securities-taxable	479,706	9,335	2.59	372,195	6,551	2.35
Investment securities-non-taxable	102,782	2,555	3.31	128,858	3,469	3.59
Non-marketable equity securities held in other financial institutions	45,412	1,068	3.14	26,055	630	3.23
Interest-bearing deposits in banks	146,971	2,837	2.58	200,238	2,816	1.88
Federal funds sold	—	—	—	440	7	2.03
Total interest-earning assets	4,707,325	$170,363	4.84%	4,061,684	$135,038	4.45%
Noninterest-earning assets(3)	325,321			307,753
Total assets	$5,032,646			$4,369,437

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,047,685	$20,481	1.34%	$2,017,731	$13,623	0.90%
Time deposits	835,935	13,179	2.11	686,997	7,068	1.38
Total interest-bearing deposits	2,883,620	33,660	1.56	2,704,728	20,691	1.02
Federal funds purchased	46	1	2.89	—	—	—
FHLB advances and other borrowings	416,477	6,347	2.04	118,885	2,375	2.67
Securities sold under agreements to repurchase	32,983	321	1.30	31,097	167	0.72
Junior subordinated debentures	9,654	417	5.69	9,628	414	5.66
Total interest-bearing liabilities	3,342,780	$40,746	1.63%	2,864,338	$23,647	1.10%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,022,727			930,910
Other liabilities(3)	91,916			71,722
Total liabilities	4,457,423			3,866,970
Stockholders' Equity	575,223			502,467
Total liabilities and stockholders' equity	$5,032,646			$4,369,437
Net interest spread			3.21%			3.35%
Net interest income and margin		$129,617	3.68%		$111,391	3.67%
Net interest income and margin - (tax equivalent)(4)		$131,207	3.73%		$113,224	3.73%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios, which are calculated using 30 days in a month over 360 days in a year. Rates paid for junior subordinated debentures are calculated at the portfolio level using the actual number of days in each month over 360 days in a year.

(3)
Includes GNMA repurchase average balances of $26.5 million and $30.4 million for the nine months ended September 30, 2019, and September 30, 2018, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the notes to our condensed consolidated financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the nine months ended September 30, 2019 and 2018.

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

	Nine Months Ended September 30, 2019, vs. Nine Months Ended September 30, 2018
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$4,634	$3,268	$7,902
Construction/land/land development	5,488	1,651	7,139
Residential real estate	2,459	1,615	4,074
Commercial and industrial	9,585	4,564	14,149
Mortgage warehouse lines of credit	(316)	46	(270)
Consumer	7	29	36
Loans held for sale	65	(92)	(27)
Loans receivable	21,922	11,081	33,003
Investment securities-taxable	1,892	892	2,784
Investment securities-non-taxable	(702)	(212)	(914)
Non-marketable equity securities held in other financial institutions	468	(30)	438
Interest-bearing deposits in banks	(749)	770	21
Federal funds sold	(7)	—	(7)
Total interest-earning assets	22,824	12,501	35,325
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	202	6,656	6,858
Time deposits	1,532	4,579	6,111
Federal funds purchased	—	1	1
FHLB advances and other borrowings	5,944	(1,972)	3,972
Securities sold under agreements to repurchase	10	144	154
Junior subordinated debentures	1	2	3
Total interest-bearing liabilities	7,689	9,410	17,099
Net interest income	$15,135	$3,091	$18,226

Provision for Credit Losses
We recorded provision expense of $7.2 million for the nine months ended September 30, 2019, a $7.9 million increase from a provision benefit of $709,000 for the nine months ended September 30, 2018. The increase in provision expense for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily driven by required provisions to support loan growth during the period and to also reflect the required provision related to the deterioration and ultimate write-down on a single commercial loan relationship. Net charge-offs were $3.1 million during the nine months ended September 30, 2019, compared to net charge-offs of $1.1 million during the nine months ended September 30, 2018. The increase was primarily driven by a $3.0 million write down of the credit referenced above. The relationship is in the restaurant industry, and the Company has a remaining exposure in the industry of $73.0 million, or 1.7% of total loans at September 30, 2019. The release of provision for the nine months ended September 30, 2018, was largely driven by improvement in certain collateral dependent impaired loans, resulting in a decrease of specific reserves recorded on impaired loans. General reserves totaled $36.9 million, or 0.88% of total loans held for investment at September 30, 2019, compared to $32.4 million, or 0.90%, at September 30, 2018. Specific reserves totaled $210,000 at September 30, 2019, compared to $3.3 million at September 30, 2018.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest income:	2019	2018	$ Change	% Change
Service charges and fees	$10,371	$9,405	$966	10.3%
Mortgage banking revenue	8,950	7,332	1,618	22.1
Insurance commission and fee income	9,749	7,239	2,510	34.7
Gains on sales of securities, net	20	—	20	N/A
(Loss) gain on sales and disposals of other assets, net	(295)	(147)	(148)	100.7
Limited partnership investment income (loss)	261	78	183	234.6
Swap fee income	2,034	628	1,406	223.9
Change in fair value of equity investments	367	1,977	(1,610)	(81.4)
Other fee income	1,050	1,219	(169)	(13.9)
Other income	3,153	2,921	232	7.9
Total noninterest income	$35,660	$30,652	$5,008	16.3%
Noninterest income for the nine months ended September 30, 2019, increased by $5.0 million, or 16.3%, to $35.7 million, compared to $30.7 million for the nine months ended September 30, 2018. The increase in noninterest income was largely driven by increases of $2.5 million, $1.6 million, $1.4 million and $966,000 in insurance commission and fee income, mortgage banking revenue, swap fee income and service charges and fees, respectively. These increases were partially offset by a $1.6 million decrease in the fair value of equity investments.
Insurance commission and fee income. The $2.5 million increase in insurance commission and fee income was primarily driven by our increased presence in the North Louisiana market after the acquisition of RCF, a Louisiana-based independent insurance agency offering commercial, personal, health and life insurance (the "RCF acquisition") in July 2018.
Mortgage banking revenue. The $1.6 million increase in mortgage banking revenue compared to the nine months ended September 30, 2018, was primarily driven by an increase in the volume of mortgage loans held for sale. Our pipeline of interest rate locked loans at September 30, 2019, was $51.8 million compared to $27.3 million at September 30, 2018.
Swap fee income. The increase in swap fee income during the nine months ended September 30, 2019, compared to the same period in 2018, was driven by higher volume of back-to-back swaps executed with commercial customers in the current period compared to 2018. Given the low interest rate environment, customers have the opportunity to lock in fixed rates through swaps, driving increases in swap fees.
Service charges and fees. The increase in service charges and fees compared to the nine months ended September 30, 2018, was largely driven by increases in business account analysis fees, ATM interchange fees and insufficient funds and overdraft fees, which increased by $528,000, $257,000 and $242,000, respectively. The increase in our account analysis fees is consistent with our strategy of focusing on commercial banking relationships in our Texas market.
Change in fair value of equity investments. During the nine months ended September 30, 2019, we recorded a positive valuation adjustment of $367,000 on a common stock investment compared to a positive valuation adjustment of $2.0 million recorded during the nine months ended September 30, 2018.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,		$ Change	% Change
Noninterest expense:	2019	2018
Salaries and employee benefits	$66,900	$59,154	$7,746	13.1%
Occupancy and equipment, net	12,518	11,615	903	7.8
Data processing	5,160	4,343	817	18.8
Electronic banking	2,505	2,184	321	14.7
Communications	1,644	1,515	129	8.5
Advertising and marketing	2,817	2,924	(107)	(3.7)
Professional services	2,699	2,245	454	20.2
Regulatory assessments	1,015	1,791	(776)	(43.3)
Loan related expenses	2,774	2,229	545	24.5
Office and operations	5,042	4,365	677	15.5
Intangible asset amortization	1,019	594	425	71.5
Franchise tax expense	1,664	1,176	488	41.5
Other expenses	1,783	2,078	(295)	(14.2)
Total noninterest expense	$107,540	$96,213	$11,327	11.8%
Noninterest expense for the nine months ended September 30, 2019, increased by $11.3 million, or 11.8%, to $107.5 million, compared to $96.2 million for the nine months ended September 30, 2018. Significant fluctuations in noninterest expense categories are discussed below.
Salaries and employee benefits. The $7.7 million increase in salaries and employee benefits expense during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily attributed to increases in salary expense, incentive compensation and commission expense of $5.1 million, $1.0 million and $903,000, respectively. Excluding the increase attributed to the addition of a Houston lift-out team in the second quarter of 2018 and RCF acquisition, salary expense increased by $2.9 million, or 7.5% from the nine months ended September 30, 2018. This increase was largely driven by annual salary increases and market-based salary adjustments for existing positions. The RCF acquisition in July 2018, and the addition of a Houston lift-out team during the second quarter of 2018 contributed $1.2 million and $995,000 to the total increase, respectively. The Houston lift-out team and RCF acquisition contributed $715,000 of the total increase in incentive compensation expense and the RCF acquisition contributed substantially all of the increase in commission expense.
Occupancy and equipment, net. The increase in occupancy and equipment, net during the nine months ended September 30, 2019, compared to the same period in 2018, was driven by the RCF acquisition in July 2018, the opening of one new banking center in the second quarter of 2019 and the opening of another new banking center in the third quarter of 2019.
Data processing. The increase in data processing costs during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to the implementation of new software during the intervening period.
Office and operations. Office and operations expenses increased by $677,000 during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Increases of $205,000 and $132,000 in business development costs and credit card reward expenses contributed to the net increase. None of the other increases in this category were individually significant.

Loan related expenses. The increase in loan related expenses was driven by a $530,000 increase in loan related legal fees, primarily due to $441,000 in legal costs incurred in connection with two nonperforming loan relationships during the nine months ended September 30, 2019.
Franchise tax expense. In September 2019, we recorded a $213,000 true-up of our estimated accrued tax expense to our actual tax expense after completion of tax returns for several states based on the 2018 tax year.
Intangible asset amortization. The increase in intangible asset amortization expense during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was driven by the RCF acquisition in July 2018.
Regulatory assessments. Partially offsetting the overall increase in noninterest expense was a $776,000 decrease in regulatory assessment expense. During the nine months ended September 30, 2019, we recognized a $1.0 million benefit from the FDIC insurance fund, which offset our total obligation for fiscal year 2019.
Income Tax Expense
For the nine months ended September 30, 2019, we recognized income tax expense of $9.5 million, compared to $8.1 million for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019, was 18.8% compared to 17.4% for the nine months ended September 30, 2018.
Our effective income tax rates differed from the U.S. statutory rate of 21% during the nine months ended September 30, 2019 and 2018, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of Financial Condition at September 30, 2019, and December 31, 2018
General
Total assets increased by $575.4 million, or 11.9%, to $5.40 billion at September 30, 2019, from $4.82 billion at December 31, 2018. The increase was primarily attributable to an increase in loans held for investment of $399.4 million and an increase in cash and cash equivalents of $192.1 million. These increases were partially offset by a $83.2 million decrease in securities available for sale.
Loan Portfolio
At September 30, 2019, 71.1% of our loan portfolio held for investment consisted of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

(Dollars in thousands)	September 30, 2019		December 31, 2018		$ Change	% Change
Real estate:	Amount	Percent	Amount	Percent
Commercial real estate	$1,305,006	31.2%	$1,228,402	32.4%	$76,604	6.2%
Construction/land/land development	509,905	12.2	429,660	11.3	80,245	18.7
Residential real estate	680,803	16.3	629,714	16.6	51,089	8.1
Total real estate	2,495,714	59.7	2,287,776	60.3	207,938	9.1
Commercial and industrial	1,367,595	32.5	1,272,566	33.6	95,029	7.5
Mortgage warehouse lines of credit	304,917	7.3	207,871	5.5	97,046	46.7
Consumer	20,271	0.5	20,892	0.6	(621)	(3.0)
Total loans held for investment	$4,188,497	100.0%	$3,789,105	100.0%	$399,392	10.5%

At September 30, 2019, total loans held for investment were $4.19 billion, an increase of $399.4 million, or 10.5%, compared to $3.79 billion at December 31, 2018. The increase reflected growth in all significant loan categories driven by demand within our markets. A significant portion of our loan growth continues to come from the Texas market. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at September 30, 2019. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	September 30, 2019
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$443,155	$763,919	$97,932	$1,305,006
Construction/land/land development	214,225	234,916	60,764	509,905
Residential real estate loans	131,852	304,405	244,546	680,803
Total real estate	789,232	1,303,240	403,242	2,495,714
Commercial and industrial loans	479,456	592,337	295,802	1,367,595
Mortgage warehouse lines of credit	304,917	—	—	304,917
Consumer loans	6,973	11,681	1,617	20,271
Total loans held for investment	$1,580,578	$1,907,258	$700,661	$4,188,497

Amounts with fixed rates	$531,078	$1,025,589	$171,514	$1,728,181
Amounts with variable rates	1,049,500	881,669	529,147	2,460,316
Total	$1,580,578	$1,907,258	$700,661	$4,188,497
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession. Our nonperforming loans consist of nonaccrual loans and accruing loans that are contractually 90 days or more past due.
Loans are considered past due when principal and interest payments have not been received at the date such payments are contractually due. We discontinue accruing interest on loans when we determine the borrower's financial condition is such that collection of interest and principal payments in accordance with the terms of the loan is not reasonably assured. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and each borrower's financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonperforming loans held for investment
Commercial real estate	$7,460	$8,281
Construction/land/land development	860	935
Residential real estate	5,254	6,668
Commercial and industrial	17,745	15,792
Consumer	153	180
Total nonperforming loans held for investment	31,472	31,856
Nonperforming loans held for sale	1,462	741
Total nonperforming loans	32,934	32,597
Other real estate owned
Commercial real estate, construction/land/land development	4,166	2,993
Residential real estate	298	746
Total other real estate owned	4,464	3,739
Other repossessed assets owned	101	—
Total repossessed assets owned	4,565	3,739
Total nonperforming assets	$37,499	$36,336
Troubled debt restructuring loans - nonaccrual	$5,761	$5,793
Troubled debt restructuring loans - accruing	2,431	2,054
Total loans held for investment	4,188,497	3,789,105
Total allowance for loan losses	37,126	34,203
Ratio of allowance for loan losses to total nonperforming loans held for investment	117.97%	107.37%
Ratio of nonperforming loans held for investment to total loans held for investment	0.75	0.84
Ratio of nonperforming assets to total assets	0.69	0.75
At September 30, 2019, total nonperforming loans held for investment decreased by $384,000, or 1.2%, over December 31, 2018. This decrease was offset by a $721,000 increase in total nonperforming loans held for sale during the nine months ended September 30, 2019. Historically, we have not generally experienced losses as a result of nonperforming loans held for sale. Over the last two years, we have experienced improvements in impaired and past due loans to the point that we currently believe our overall credit profile has stabilized. Please see Note 4 - Loans in the notes to our condensed consolidated financial statements for more information on nonperforming loans.
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

•
for construction, land and land development loans, the perceived feasibility of the project, including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

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

Our allowance for loan losses increased by $2.9 million, or 8.6%, to $37.1 million at September 30, 2019, from $34.2 million at December 31, 2018. The ratio of the allowance for loan losses to loans held for investment at September 30, 2019, and December 31, 2018, was 0.89% and 0.90%, respectively. The increase in the total allowance for loan losses was driven by growth in loans held for investment. Our general reserve, a part of our total reserve, was 0.88% of total loans held for investment at September 30, 2019, compared to 0.89% at December 31, 2018. Specific reserves on impaired loans at September 30, 2019, and December 31, 2018, totaled $210,000 and $366,000, respectively.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
Loans held for investment	2019	2018	2018
Allowance for loan losses
Balance at beginning of period	$34,203	$37,083	$37,083
Provision (benefit) for loan losses	6,040	(305)	1,581
Charge-offs:
Commercial real estate	777	51	1,300
Construction/land/land development	38	228	228
Residential real estate	6	407	407
Commercial and industrial	5,931	2,759	5,068
Mortgage warehouse lines of credit	29	—	—
Consumer	82	96	121
Total charge-offs	6,863	3,541	7,124
Recoveries:
Commercial real estate	194	223	226
Construction/land/land development	39	6	6
Residential real estate	98	117	133
Commercial and industrial	3,382	2,090	2,206
Consumer	33	54	92
Total recoveries	3,746	2,490	2,663
Net charge-offs	3,117	1,051	4,461
Balance at end of period	$37,126	$35,727	$34,203
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	117.97%	134.54%	107.37%
Total loans held for investment	0.89	0.99	0.90
Securities
Our securities portfolio totaled $533.0 million at September 30, 2019, representing a decrease of $73.2 million, or 12.1%, from $606.2 million at December 31, 2018. Please see Note 3 - Securities in the notes to our condensed consolidated financial statements for more information on our securities portfolio.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. Our policy also permits the acceptance of brokered deposits.
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

The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,154,660	27.0%	$951,015	25.1%	$203,645	21.4%
Interest-bearing demand	677,845	15.8	738,725	19.5	(60,880)	(8.2)
Money market	1,150,361	27.0	815,997	21.6	334,364	41.0
Time deposits	818,996	19.1	796,552	21.1	22,444	2.8
Brokered (1)	330,370	7.7	332,341	8.8	(1,971)	(0.6)
Savings	152,085	3.4	148,508	3.9	3,577	2.4
Total deposits	$4,284,317	100.0%	$3,783,138	100.0%	$501,179	13.2%
____________________________

(1)	Brokered time deposits of $1.3 million and $7.9 million are included in the brokered category for September 30, 2019, and December 31, 2018, respectively.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated.

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$699,088	$4,590	0.88%	$700,093	$2,980	0.57%
Money market	957,427	11,374	1.59%	904,124	6,705	0.99%
Time deposits	831,383	13,080	2.10%	686,997	7,068	1.38%
Brokered (1)	242,593	4,430	2.44%	265,396	3,795	1.91%
Savings	153,129	186	0.16%	148,118	143	0.13%
Total interest-bearing	$2,883,620	$33,660	1.56%	$2,704,728	$20,691	1.02%
Noninterest-bearing demand	1,022,727			930,910
Total average deposits	$3,906,347	$33,660	1.15%	$3,635,638	$20,691	0.76%
____________________________

(1)	Average brokered time deposits of $4.6 million and $2.1 million are included in the brokered category for September 30, 2019 and 2018, respectively.
Our average deposit balance was $3.91 billion for the nine months ended September 30, 2019, an increase of $270.7 million, or 7.4%, from $3.64 billion for the nine months ended September 30, 2018. This increase was primarily due to our continued relationship-based efforts to attract deposits within our key markets. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2019, was 1.56%, compared to 1.02% for the nine months ended September 30, 2018. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that have occurred since September 30, 2018, causing rates to increase across every deposit product line and driving a 51.3% increase in our total average deposit costs period over period. The Federal Reserve raised the federal funds rate four times during 2018, resulting in an aggregate 100 basis point total increase from December 2017 to December 2018. More recently, these increases in market interest rates were offset by two federal fund interest rate cuts during 2019, which have not been completely reflected in the deposit rates we pay. We have experienced significant deposit growth in our North Texas and Houston markets, which have carried higher cost of deposits than those in North Louisiana and we continue to utilize higher-cost brokered deposits. We expect to continue seeing pressure on our deposit costs as we grow deposits to fund loans.
Average noninterest-bearing deposits at September 30, 2019, were $1.02 billion, compared to $930.9 million at September 30, 2018, an increase of $91.8 million, or 9.9%. Average noninterest-bearing deposits represented 26.2% and 25.6% of average total deposits for the nine months ended September 30, 2019 and 2018, respectively.

Borrowings
Short-term advances from the FHLB decreased by $100.0 million at September 30, 2019, compared to December 31, 2018. The decrease in short-term FHLB advances was more than offset by an increase in noninterest-bearing demand deposits. Additionally, securities balances decreased from December 31, 2018, which created additional liquidity and mitigated our need to obtain short-term funding.
The table below shows FHLB advances by maturity and weighted average rate at September 30, 2019:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$370	5.41%
90 days to less than one year	687	4.72
One to three years	3,571	5.19
Three to five years	7,076	5.38
After five years(1)	361,487	1.36
Total	$373,191	1.49%
____________________________

(1)
Included in the after five years category are two FHLB advances totaling $350.0 million. The advances have final maturities of 15 years and, as of September 30, 2019, will be callable during the fourth quarter of 2019 and quarterly thereafter until final maturity. The $250.0 million advance carries a rate of 1.65% and the $100.0 million advance carries a rate of 0.35%.

At September 30, 2019, we were eligible to borrow an additional $579.9 million from the FHLB.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. At September 30, 2019, and December 31, 2018, our cash and liquid securities totaled 9.8% and 5.0% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $5.3 million and $5.9 million at September 30, 2019, and December 31, 2018, respectively. This cash is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has up to $50.0 million available under a line of credit. There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 12 - Capital and Regulatory Matters in the notes to our condensed consolidated financial statements for more information on the availability of Bank dividends.
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

Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and unsecured federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either date. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line as of September 30, 2019.
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
In a transaction that was consummated on August 2, 2019, we repurchased 300,000 shares of our common stock pursuant to our stock buyback program at a price per share of $33.50 for an aggregate purchase price of $10.1 million. As of the date of this report, approximately $29.9 million may yet be purchased under the stock buyback program.
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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts at September 30, 2019.

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances(1)	$1,057	$3,571	$7,076	$361,487	$373,191
Junior subordinated debentures	—	—	—	10,826	10,826
Time deposits	548,036	227,605	44,629	—	820,270
Limited partnership investments(2)	3,945	—	—	—	3,945
Low income housing tax credits	505	165	204	402	1,276
Overnight repurchase agreements with depositors	22,333	—	—	—	22,333
Operating leases	4,820	8,044	6,259	12,966	32,089
Total contractual obligations	$580,696	$239,385	$58,168	$385,681	$1,263,930
____________________________

(1)
Included in the greater than five years category are two FHLB advances totaling $350.0 million. The advances have final maturities of 15 years and, as of September 30, 2019, will be callable during the fourth quarter of 2019 and quarterly thereafter until final maturity. The $250.0 million advance carries a rate of 1.65% and the $100.0 million advance carries a rate of 0.35%.

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
The table below presents our commitments to extend credit by commitment expiration date at September 30, 2019.

(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$501,266	$605,079	$181,361	$98,841	$1,386,547
Standby letters of credit	39,504	8,960	—	—	48,464
Total off-balance sheet commitments	$540,770	$614,039	$181,361	$98,841	$1,435,011
____________________________

(1)	Includes $432.7 million of unconditionally cancellable commitments at September 30, 2019.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. Among other products, as of September 30, 2019, the Company had approximately $1.42 billion of loans indexed to LIBOR, including loans that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
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
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At September 30, 2019, stockholders' equity was $588.4 million, representing an increase of $38.6 million, or 7.0%, compared to $549.8 million at December 31, 2018. Net income of $41.1 million and other comprehensive income of $9.2 million for the nine months ended September 30, 2019, were the primary drivers of the increase in stockholders' equity compared to December 31, 2018, and were partially offset by the $10.1 million repurchase of the Company's common stock and the dividend paid on the Company's common stock that occurred during the period.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2019, and December 31, 2018, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the FDIC. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated.

(Dollars in thousands)	September 30, 2019		December 31, 2018
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$550,045	11.43%	$519,468	11.94%
Tier 1 capital (to risk-weighted assets)	559,383	11.63	528,786	12.16
Total capital (to risk-weighted assets)	599,110	12.45	564,437	12.98
Tier 1 capital (to average assets)	559,383	10.88	528,786	11.21

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$540,117	11.25%	$508,826	11.73%
Tier 1 capital (to risk-weighted assets)	540,117	11.25	508,826	11.73
Total capital (to risk-weighted assets)	579,844	12.08	544,477	12.55
Tier 1 capital (to average assets)	540,117	10.53	508,826	10.81
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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. In certain interest rate scenarios we are modeling changes to net interest income outside of our policy. This is caused by the lag in the falling rate of deposits as compared to the faster decline of interest-earning asset yields in environments of decreasing interest rates, which is driven by our asset sensitivity. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	September 30, 2019
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	24.0%	12.6%
+300	18.3	10.7
+200	12.9	9.1
+100	7.7	7.9
Base
-100	(7.5)	(9.8)
-200	(15.7)%	(24.0)%
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
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, the Company sold 3,045,426 shares of the Company's common stock at a public offering price of $34.00 per share in its initial public offering, including 545,426 shares sold in connection with the exercise of the underwriters' option to purchase additional shares, and certain selling stockholders sold 1,136,176 shares in the offering. The offer and sale of all the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-224225), which was declared effective by the Securities and Exchange Commission ("SEC") on May 8, 2018.
There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus filed with the SEC on May 9, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program is intended to expire in three years, but may be terminated or amended by the Company’s board of directors at any time. The stock buyback program does not obligate the Company to purchase any shares at any time.

In a transaction that was consummated on August 2, 2019, the Company repurchased 300,000 shares of its common stock pursuant to its previously announced stock buyback program at a price per share of $33.53 for an aggregate purchase price of $10.1 million. As of the date of this report, approximately $29.9 million may yet be purchased under the stock buyback program.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
July 1, 2019 - July 31, 2019	—	$—	—	$40,000
August 1, 2019 - August 31, 2019	300,000	33.53	300,000	29,941
September 1, 2019 - September 30, 2019	—	—	—	29,941
____________________________

(1)
In July 2019, the Company announced a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The stock buyback program is intended to expire in three years.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

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
Origin Bancorp, Inc.

Date:	November 06, 2019	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 06, 2019	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer