Form 10-K
period 2019-12-31
Origin Bancorp, Inc.
filed 2020-02-28
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________
Commission file number 001-38487
Origin Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1192928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $5.00 per share	OBNK	Nasdaq Global Select Market
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $733.5 million as of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,510,945 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 22, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2019

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "foresees," "intends," "plans," "projects," and similar expressions or future or conditional verbs such as "could," "may," "might," "should," "will," and "would," or variations of such terms are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	deterioration of our asset quality;

•
factors that can adversely impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	changes in the value of collateral securing our loans;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	the effectiveness of our risk management framework and quantitative models;

•	our inability to receive dividends from our Bank and to service debt, pay dividends to our common stockholders, repurchase our shares of common stock and satisfy obligations as they become due;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	changes in our operation or expansion strategy or our ability to prudently manage our growth and execute our strategy;

•	changes in management personnel;

•	our ability to maintain important customer relationships, our reputation or otherwise avoid liquidity risks;

•	increasing costs as we grow deposits;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters;

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

•	uncertainty regarding the future of the London Interbank Offered Rate and the impact of any replacement alternatives on our business;

•
natural disasters and adverse weather events, acts of terrorism, an outbreak of hostilities or public health outbreaks (such as the coronavirus) or other international or domestic calamities, and other matters beyond our control;

•	system failures, cybersecurity threats and/or security breaches and the cost of defending against them;

•	other factors that are discussed in the section titled "Item 1A. Risk Factors" in this report; and

•	our ability to manage the risks involved in the foregoing.
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
Origin is a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to our clients and communities. We provide a broad range of financial services to small and medium-sized businesses, municipalities, high net worth individuals and retail clients. We currently operate 43 banking centers from Dallas/Fort Worth, Texas across North Louisiana to Central Mississippi, which we refer to as the I-20 Corridor, as well as in Houston, Texas. As of December 31, 2019, we had total assets of $5.32 billion, total loans of $4.14 billion, total deposits of $4.23 billion and total stockholders' equity of $599.3 million.
We completed an initial public offering of our common stock in May 2018. Our common stock is listed on the Nasdaq Global Select Market under the symbol "OBNK."
We are committed to building unique client experiences through a strong culture, experienced leadership team and a focus on delivering unmatched customer service throughout Texas, Louisiana and Mississippi. Our success has been based on (1) a talented team of relationship bankers, executives and directors, (2) a diverse footprint with stable and growth-oriented markets, (3) differentiated and customized delivery and service, (4) our core deposit franchise and (5) an ability to significantly leverage our infrastructure and technology.

Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating three bank acquisitions, entering several expansion markets, expanding our product offerings in mortgage lending and servicing as well as in insurance and private banking. To support our growth, we have raised over $281.8 million of new tier 1 capital since 2006, including proceeds from our initial public offering completed in May 2018. Additionally, on February 6, 2020, Origin Bank, the wholly owned subsidiary of Origin Bancorp, Inc. announced the completion of an offering of $70 million in aggregate principal amount of subordinated notes, which are intended to qualify as Tier 2 capital for regulatory capital purposes for Origin Bank. We have also supported our entry into expansion markets by hiring a number of experienced in-market bankers and banking teams. Through these efforts, we have successfully increased our market share in our key geographic markets.
Our Competitive Strengths and Banking Strategy
Organic Growth Capabilities with Strategic Acquisitions
We have historically been able to demonstrate our ability to grow our loans and deposits organically. Our team of seasoned bankers has been an important driver of our organic growth by further developing banking relationships with current and potential clients. Our relationship bankers are motivated to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. To promote our organic growth, we strategically locate banking centers within our markets and employ highly experienced relationship bankers who proactively develop valuable relationships within the communities that we serve. Through these relationships, our bankers are able to capitalize on loan demand across a wide range of industries. This allows us to not only diversify our loan portfolio, but also focus on loans with quality credit characteristics.
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
A Unique from Within Client Experience
Our mission is to passionately pursue ways to make banking and insurance more rewarding for our employees, customers, communities, and stockholders by providing a unique client experience. We recognize that providing a distinguished client service begins with a commitment to building, training and retaining a customer-focused team that exemplifies our core values. Relationships built upon trust, encouraging a strong work ethic, innovation, flexibility and forward-thinking, genuine respect for others, cultivating a commitment to our community and never compromising on integrity are the benchmarks of our values and our promise is to make every customer feel like our only customer, every time.
Concentration on Sound Asset Quality
We believe that asset quality is a key to long-term financial success. We seek to maintain sound asset quality by moderating credit risk, adhering to prudent lending practices and promoting a relationship-based approach to commercial and consumer banking. Our executive management team has extensive knowledge of the bank regulatory landscape, significant experience navigating interest rate and credit cycles and a long history of collaboration, which we believe may help us avoid or mitigate unforeseen losses.
Expanding Revenue Sources
We offer commercial and retail customers a wide range of products and services that provide us with a diversified revenue stream and help us to solidify customer relationships. We provide products and services that compete with large, national banks, but with the personalized attention and responsiveness of a relationship-focused community bank. Our offerings include traditional retail deposits, treasury management, commercial deposits, mortgage origination and servicing, insurance, mobile banking and online banking. Our clients value our ability to provide the sophisticated products and services of larger banks, but with a local and agile decision-making process, a focus on building personal relationships, and a commitment to investing in the local economy and community. This allows us to build Origin Bank by focusing on low-cost core deposit relationships, high credit quality loans, and fee income generated by value-added services. It also allows us to develop strong relationships across industries, creating a diverse commercial loan portfolio.

We believe we have an attractive mix of loans and deposits. As of December 31, 2019, our loans held for investment portfolio was comprised of 39.1% commercial and industrial loans (including mortgage warehouse loans), and 43.8% commercial real estate loans (including construction/land/land development). This focus on commercial lending increases the asset sensitivity of our balance sheet and provides potential growth opportunities due to our limited real estate concentrations. As of December 31, 2019, approximately 25.5% of our deposits were noninterest-bearing demand deposits and our cost of total deposits was 1.12% for the year ended December 31, 2019.
Our Markets
We currently operate in North Louisiana, Central Mississippi, Dallas/Fort Worth, as well as Houston, Texas, all of which offer an attractive combination of diversity, growth and stability. The Dallas/Fort Worth and Houston markets provide attractive economic environments and offer significant deposit and lending opportunities as they are home to many large and mid-size corporations across a wide range of industries that include healthcare, manufacturing, higher education, agriculture, transportation and technology.
Our legacy markets in North Louisiana offer a stable economic climate and a lower cost deposit-gathering and operational platform. Our footprint in Central Mississippi comprises areas of significant commercial investment and growth. We believe all of our markets consist of vibrant areas of the United States with favorable business climates, significant population and employment growth.
Our Banking Services
We offer products and services through a network of 43 retail branch offices. We are focused on delivering a broad range of relationship-driven financial services tailored to meet the needs of small and medium-sized businesses, municipalities, high net worth individuals and retail clients. We principally operate in one business segment, community banking. We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and consumer loans.
We have grown our assets, deposits, and business organically and through acquisitions by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
A general discussion of the range of financial services we offer follows.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio as of the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2019	2018	2017	2016	2015
Commercial real estate	$1,296,847	$1,228,402	$1,083,275	$1,026,752	$861,540
Construction/land/land development	517,688	429,660	322,404	311,279	310,773
Residential real estate	689,555	629,714	570,583	414,226	429,137
Total real estate	2,504,090	2,287,776	1,976,262	1,752,257	1,601,450
Commercial and industrial	1,343,475	1,272,566	989,220	1,135,683	1,232,265
Mortgage warehouse lines of credit	274,659	207,871	255,044	201,997	156,803
Consumer loans	20,971	20,892	20,505	22,138	22,145
Total loans held for investment	$4,143,195	$3,789,105	$3,241,031	$3,112,075	$3,012,663

Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial real estate loans have contributed interest income of $64.2 million and $54.8 million for the years ended December 31, 2019 and 2018, respectively, while construction/land/land development loans have contributed interest income of $27.9 million and $19.6 million for the years ended December 31, 2019 and 2018, respectively.
Consumer Loans and Residential Real Estate Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family, owner occupied residential mortgage loans generally secured by property located in our primary market areas. The majority of our residential mortgage loans consist of loans secured by owner occupied, single family residences. These loans are underwritten by giving consideration to the borrower's ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans also include mortgage warehouse loans which are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. Commercial and industrial loans have contributed interest income of $69.0 million and $54.6 million for the years ended December 31, 2019 and 2018, respectively, while mortgage warehouse loans have contributed interest income of $10.7 million and $10.6 million for the years ended December 31, 2019 and 2018, respectively.
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
Lending Philosophy. Our lending philosophy is driven by our commitment to centralized underwriting for all loans, local market knowledge, long-term customer relationships and a conservative credit culture. To implement this philosophy we have established various levels of authority and review, including our Credit Risk Management Group. In each loan review, we emphasize cash flow and secondary and tertiary repayment sources, such as guarantors and collateral. We generally avoid lending to highly cyclical industries and typically avoid making certain types of loans that we consider to be higher risk.
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
Origin Bank's board of directors periodically reviews our lending policies and procedures. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. As of December 31, 2019, Origin Bank's legal lending limit under the Louisiana Banking Law and the Regulation O of the Federal Reserve was $176.3 million for secured loans, $70.5 million for unsecured loans and $88.6 million for loans to insiders. As of December 31, 2019, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, based upon our internal risk rating of the relationship.

Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. As of December 31, 2019, we held $4.23 billion of total deposits and have grown deposits at a compound annual growth rate of 22.8% since December 31, 2003. As of December 31, 2019, 88.8% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. One area of focus has been to create a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.
Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans as well as the servicing of residential mortgage loans for others. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers, in order to support our core banking strategy. Revenue from our mortgage banking activities was $12.3 million, $9.6 million and $15.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Insurance
We offer a wide variety of personal and commercial property and casualty insurance products through our wholly owned insurance subsidiary, Davison Insurance Agency, LLC., doing business as Thomas & Farr Agency, Reeves, Coon & Funderburg ("RCF") and Simoneaux & Wallace Agency. With 30 years of growth in the insurance industry and more than 90 experienced professionals, our agencies have primary market locations across Louisiana, but also serve customers in Texas, Mississippi, Arkansas and other states across the U.S. We also have a 38% interest in the Lincoln Agency Group, a full-service insurance agency operating in North Louisiana. In July 2018, we completed the acquisition of RCF, solidifying our presence as one of the larger independent insurance agencies in North Louisiana. Insurance commission and fee income was $12.2 million, $9.7 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Banking Services
Given customer demand for increased convenience and account access, we offer a wide range of products and services, including 24-hour Internet banking and voice response information, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, U.S. savings bonds and automatic account transfers.
Information Technology Systems
We continue to make significant investments in our information technology systems for our banking operations and treasury services to enhance our capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in our back-office operations. Our core data processing platform is from a nationally recognized bank processing vendor and we leverage the capabilities of a third-party service provider in developing our network design and architecture. We also actively manage our business continuity plan. The majority of our other systems, including electronic funds transfer and transaction processing, are operated in-house. Online banking services and other public-facing web services are performed using third-party service providers. We strive to follow all recommendations outlined by the Federal Financial Institutions Examination Council and we perform regular tests of the adequacy of our contingency plans for key functions and systems.
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
Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Texas, Louisiana and Mississippi, including various leading national banks. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.
Employees
As of December 31, 2019, we had 751 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Corporate Information
We were organized as a business corporation in 1991 under the laws of the state of Louisiana. Our principal executive offices are located at 500 South Service Road East, Ruston, Louisiana 71270, and our telephone number is (318) 255-2222. Our website is www.origin.bank. We make available at this address, free of charge, our Annual Report on Form 10-K, our annual reports to stockholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). These documents are also available on the SEC's website at www.sec.gov. The information contained on, or accessible from, our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

•
eliminate the upper limit for the reserve ratio designated by the FDIC each year for the Deposit Insurance Fund, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;

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

•
direct the Federal Reserve to establish limitations on interchange fees charged by debit card issuers with $10 billion or more in assets under a "reasonable and proportional cost" per transaction standard;

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
Revised Rules on Regulatory Capital. The Federal Reserve monitors our capital adequacy at the holding company level by using a combination of risk-based and leverage capital ratios and considers our capital levels when taking action on various types of applications and when conducting supervisory activities. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. The regulatory capital rules applicable to us were revised, effective January 1, 2015, under the Basel III regulatory capital framework. These rules include a common equity Tier 1 risk-based capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. Under these rules, we are required to satisfy four minimum capital standards: (1) a Tier 1 capital to average total consolidated assets ratio, or "leverage ratio," of at least 4.0%, (2) a common equity Tier 1 capital to risk-weighted assets ratio, or "common equity Tier 1 risk-based capital ratio," of 4.5%, (3) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, and (4) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%.
The capital rules also require bank holding companies to maintain a capital conservation buffer above the minimum capital requirements composed solely of common equity Tier 1 capital in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Now fully phased in, the capital conservation buffer requirement effectively requires banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements set forth above. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.
The revised regulatory capital rules implement stricter eligibility criteria for regulatory capital instruments, exclude certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities, such as those that we have issued), from Tier 1 capital going forward, and require new adjustments to and deductions from capital for minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the rules require that most regulatory capital deductions be made from common equity Tier 1 capital.
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
EGRRCPA exempts most banking organizations with less than $10 billion in total consolidated assets from the risk-based and leverage capital rules and the capital conservation buffer if they maintain a "community bank leverage ratio" ("CBLR"). The federal agencies have set the CBLR at 9%. In order to qualify for the CBLR exemption, a banking organization may not have more than 25% of its assets in off-balance sheet exposures, nor may it have more than 5% of assets in trading assets and liabilities. We discuss the CBLR further below under "Bank Regulation - Capital Adequacy Requirements."
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
The aggregate liability of the holding company of an undercapitalized bank in such a guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The federal banking agencies have greater power in situations where a bank becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such a bank may be required to obtain prior Federal Reserve approval of proposed dividends or to divest the bank or other affiliates.
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
Control Acquisitions. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company acquiring "control" of a bank holding company. Although "control" is based on all of the facts and circumstances surrounding the investment, control under the Bank Holding Company Act is conclusively presumed to exist if a person or company acquires 25% of more of any class of voting securities of the bank holding company, controls the election of a majority of the board of directors, or is able to exercise a controlling influence over the management or policies of the company. Under the Change in Bank Control Act, control of a bank holding company is presumed to exist (subject to rebuttal) if the acquiring person or entity will own 10% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities.
Regulatory Restrictions on Dividends. As a financial holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the capital needs, asset quality and overall financial condition of the bank holding company; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited if we must maintain the capital conservation buffer under the regulatory capital rules. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital then would otherwise be required under the Basel III minimum capital requirements.

Source of Strength. Under longstanding Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, Origin Bank. This support may be required at times when we may not otherwise be inclined to provide it. In addition, any capital loans that we make to Origin Bank are subordinate in right of payment to deposits and to certain other indebtedness of Origin Bank. As discussed above, in certain circumstances, we could also be required to guarantee the capital restoration plan of Origin Bank, if it became undercapitalized for purposes of the Federal Reserve's prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Origin Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Scope of Permissible Activities. In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5% of any class of voting securities of any company that is otherwise a non-controlling investment.
A bank holding company may elect to become a financial holding company, as we have done, and may thereby engage in activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if it is "well capitalized" and "well managed" and if each of its depository institution subsidiaries is "well capitalized" and "well managed," and has received a rating of not less than Satisfactory on each such institution's most recent examinations under the Community Reinvestment Act ("CRA"). We rely on our financial holding company status to engage in insurance agency activities.
If we fail to continue to meet any of the requirements for financial holding company status, we may be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements within a certain period of time or lose our financial holding company designation, which could also result in a requirement to divest any businesses for which financial holding company status was required. In addition, the Federal Reserve may place limitations on our ability to conduct the broader financial activities permissible for financial holding companies during any period of noncompliance.
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
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve's Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or take other enforcement action to remedy such activities, practices or violations.

Bank Regulation
Origin Bank is a commercial bank chartered under the laws of the State of Louisiana and is a member of the Federal Reserve System. In addition, its deposits are insured by the FDIC to the maximum extent permitted by law. As a result, Origin Bank is subject to extensive regulation, supervision and examination by the Louisiana Office of Financial Institutions and the Federal Reserve. As an insured depository institution, the bank is subject to regulation by the FDIC, although the Federal Reserve is the Bank's primary federal regulator. Origin Bank is also subject to secondary oversight by state banking authorities in other states in which it maintains banking offices. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of Origin Bank. Origin Bank also is subject to consumer financial protection regulations that are interpreted and enforced by the Bureau.
Capital Adequacy Requirements. The Federal Reserve and Louisiana Office of Financial Institutions monitor the capital adequacy of Origin Bank by using a combination of risk-based and leverage capital ratios similar to those applied at the holding company level. These agencies consider the bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the bank and the banking system. Under the revised capital rules which became effective on January 1, 2015, Origin Bank is required to maintain four minimum capital standards: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The capital rules also require FDIC-insured banks to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed solely of common equity Tier 1 capital. Now fully phased in, the capital conservation buffer requirement effectively requires banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements.
Banks with less than $10 billion in total consolidated assets may be exempt from the risk-based and leverage capital requirements as well as the capital conservation buffer if they satisfy the CBLR and meet certain prerequisites. The federal banking agencies have fixed the CBLR at 9%. Use of the CBLR is subject to the conditions that a bank's off-balance sheet exposures not be more than 25% of its total consolidated assets and that its trading assets plus trading liabilities not exceed 5% of its total consolidated assets.
These capital requirements are minimum requirements. The Federal Reserve or Louisiana Office of Financial Institutions may also set higher capital requirements if warranted by the risk profile of Origin Bank, economic conditions impacting its markets or other circumstances particular to Origin Bank. For example, Federal Reserve guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. In addition, the Federal Reserve's prompt corrective action regulations discussed below may, in effect, increase the minimum regulatory capital ratios for banking organizations. Failure to meet capital guidelines could subject Origin Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities and other measures under the Federal Reserve's prompt corrective action regulations.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the Federal Deposit Insurance Act to take "prompt corrective action" with respect to capital-deficient banks that are FDIC-insured. For the purpose of this framework, every bank is placed in one of the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The bank's capital tier depends upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. At December 31, 2019, Origin Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

As a bank's capital decreases, the bank comes under increasing scrutiny by its primary federal regulators. Banks that are adequately, but not well, capitalized may not accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on its deposits. The Federal Reserve's prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if an otherwise adequately capitalized bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew or rollover brokered deposits, and are required to submit a capital restoration plan. The Federal Reserve may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. Significantly undercapitalized banks may be subject to a number of additional requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank's ability to engage in certain activities and the deposit insurance premiums paid by the bank.
Bank Mergers. Section 18(c) of the Federal Deposit Insurance Act, known as the "Bank Merger Act," requires the written approval of a bank's primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of or (3) assume the deposit liabilities of another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the reviewing agency from approving a proposed merger transaction the effect of which in any section of the country may be to substantially lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction the effect of which would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the reviewing agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
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
Restrictions on Transactions with Affiliates and Insiders. Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve's Regulation W, impose quantitative limits, qualitative standards and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the bank's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of its capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be offered to a non-affiliate. The term "covered transaction" includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions.
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
Regulatory Restrictions on Dividends. Origin Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, Origin Bank may pay dividends to us without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the bank's net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. In addition, under federal law, Origin Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The Federal Reserve may further restrict the payment of dividends by requiring the bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the capital rules, the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the Federal Reserve, Origin Bank is engaged in an unsound practice (which could include the payment of dividends), the Federal Reserve may require, generally after notice and hearing, the bank to cease such practice. The Federal Reserve has indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe banking practice. The Federal Reserve has also issued guidance providing that a bank generally should pay dividends only when (1) the bank's net income available to common stockholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the bank's capital needs, asset quality, and overall financial condition.
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
Deposit Insurance Assessments. FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank's assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from three basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Origin Bank may be required to pay higher FDIC insurance premiums. In addition, all FDIC-insured institutions have been required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund; these assessments ended in 2019 when all of the bonds had matured.

Community Reinvestment Act. The CRA and the related regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank's CRA performance record when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks' performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In addition, a financial holding company may face limitations on activities and acquisitions if its subsidiary depository institutions do not have a least a Satisfactory rating. A satisfactory or better CRA rating also is a prerequisite for certain regulatory benefits, such as expedited processing of applications. Origin Bank received a Satisfactory rating in its most recent CRA examination.
Financial Modernization. Under the Gramm-Leach-Bliley Act, banks may establish financial subsidiaries to engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of Satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or additional restrictions. Such actions or restrictions could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of Satisfactory of better.
Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total capital or (2) total commercial real estate loans represent 300.0% or more of the bank's total capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. At December 31, 2019, Origin Bank's total reported loans for construction, land development, and other land represented less than 100% of the bank's total capital, and its total commercial real estate loans represented less than 300% of the bank's total capital.
Consumer Laws and Regulations. Origin Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, state usury laws and federal consumer protection statutes, including the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous and in addition to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, actions by state attorneys general and civil or criminal liability.
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
Anti-Money Laundering and OFAC. The Bank Secrecy Act requires federal savings associations and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the Office of the Comptroller of the Currency.
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

Cybersecurity. The federal banking agencies pay close attention to the cybersecurity practices of banks, bank holding companies and their affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (the "FFIEC"), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. The FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution's information technology and its ability to thwart cyberattacks.
Federal Home Loan Bank System. Origin Bank is a member of the Federal Home Loan Bank of Dallas, which is one of the 11 regional Federal Home Loan Banks composing the Federal Home Loan Bank system. The Federal Home Loan Banks make loans to their member banks in accordance with policies and procedures established by the Federal Home Loan Bank system and the boards of directors of each regional Federal Home Loan Bank. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the Federal Home Loan Bank of Dallas, Origin Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. All loans, advances and other extensions of credit made by the Federal Home Loan Bank of Dallas to Origin Bank are secured by a portion of Origin Bank's mortgage loan portfolio, certain other investments and the capital stock of the Federal Home Loan Bank of Dallas held by Origin Bank.
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
FDIC Conservatorship or Receivership. The bank regulatory agencies may appoint the FDIC as conservator or receiver for a bank (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, if the bank is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.
Effect of Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the "discount window," open market operations as directed by the Federal Open Market Committee, the imposition of and changes in reserve requirements against member banks' deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.
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

Future Legislation and Regulatory Reform. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies, and the effects of that legislation and regulation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.
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
Risks Related to Our Business
The discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to us.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. It is impossible to predict the effect of any such alternative rates on the value of LIBOR-based securities or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Given LIBOR's extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions and could have a range of effects on our business, financial condition and results of operations. Our commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. Among other products, as of December 31, 2019, we had approximately $1.42 billion of loans indexed to LIBOR, including loans that mature after 2021. Our products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, litigation, reputational or compliance risks to us.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021and may result in increased compliance costs and operational costs. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing an alternative index and adjusting the margin as applicable. We continue to monitor this activity and evaluate the related risks.

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
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio and we are unable to predict changes in market interest rates. Additionally, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, including the recent outbreak of a novel coronavirus first identified in China which the Centers for Disease Control and Prevention has advised may spread significantly in the United States. Any outbreak of disease pandemics and other adverse public health developments could have an adverse effect on our business operations. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers' businesses and results of operations. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans and result in loan and other losses.
Real estate values in many Louisiana, Texas and Mississippi markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2019, $2.5 billion, or 60.4%, of our total loans held for investment was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.
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
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals intent on committing cyber-crime. Our controls and protections and those of our vendors could prove inadequate. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of the Company. Further, the probability of a successful cyber-attack against us or one of our third party services providers cannot be predicted.

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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the Interstate 20 Corridor between the Dallas/Fort Worth metropolitan area and Jackson, Mississippi, as well as in Houston, Texas. At December 31, 2019, 47.4% of our total loans (by dollar amount) were made to borrowers who reside or conduct business in Texas, 30.3% attributable to Louisiana and 13.1% attributable to Mississippi, and substantially all of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2019, our non-owner-occupied commercial real estate loans totaled $855.3 million, or 20.6%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
As of December 31, 2019, approximately $1.34 billion, or 32.5%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2019, the size of our average loan held for investment was approximately $303,573. Further, as of December 31, 2019, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 17.0% of our outstanding loan portfolio, and 7.1% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
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

In addition, beginning January 1, 2020, our methodology for determining our allowance for loan losses changed due to the implementation of the Current Expected Credit Losses, or CECL, accounting standard. As a result, we recognized a one-time, after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.3 million and decreasing the off-balance sheet reserve by $382,000. Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.
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
Our business plan emphasizes relationship focused banking. We have benefited from strong relationships with and among our customers. As a result, our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily by our reputation in our primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in our primary markets. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have an adverse effect on our business, financial condition and results of operations.
Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have an adverse effect on our ability to successfully implement our business strategy.
Our business has grown rapidly. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Furthermore, our primary strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions. We may be unable to execute on aspects of our growth strategy to sustain our historical rate of growth or we may be unable to grow at all. For example, we may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable banking teams or acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches, and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt existing credit, operational, technology and governance infrastructure to accommodate our expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fail to implement one or more aspects of our strategy, we may be unable to maintain historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations. In addition, the Louisiana Office of Financial Institutions or the Federal Reserve may direct us to restrain our growth.
We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.
Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations. De novo branches require regulatory approval or non-objection, which may not be forthcoming.

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
Our adoption of CECL beginning January 1, 2020 resulted in a change in how we recognize credit losses and may have a material impact on our financial condition or results of operations in the future. As a result, we recognized a one-time, after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.3 million and decreasing the off-balance sheet reserve by $382,000. Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.
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
Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:

•	the identification of suitable institutions or assets for acquisition;

•	the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;

•	the ability to attract funding to support additional growth within acceptable risk tolerances;

•	the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	the ability to maintain asset quality;

•	the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition;

•	the retention of customers and key personnel, including bankers;

•	the timing and uncertainty associated with obtaining necessary regulatory approvals;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	the ability to successfully integrate acquired businesses; and

•	the maintenance of adequate regulatory capital.
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

Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions after dedicating substantial resources or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our expected benefits or our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and could have an adverse effect on our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services and a growing demand for mobile and other phone and computer banking applications. The effective use of technology increases efficiency and enables financial institutions to reduce costs as well as service our customers better. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses, and have increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
These changes may be more difficult or expensive than we anticipate. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.

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
We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. We seek to mitigate this risk by performing back-testing to analyze the accuracy of these techniques and approaches. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. Failure to successfully manage these risks could have an adverse impact on our business, financial condition or results of operations.
We may be required to repurchase mortgage loans in some circumstances, which could diminish our liquidity.
Historically, we have originated whole mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2019, 2018 or 2017, although we were subject to and settled a material indemnification claim in the third quarter of 2017 related to loans sold into the secondary market by an entity we acquired in 2011.

Interest rate shifts could reduce net interest income.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2019, $2.73 billion, or 54.6%, of our interest-earning assets and $2.39 billion, or 67.2%, of our interest-bearing liabilities were variable rate, which indicates that we expect our variable rate assets to reprice more quickly than our variable rate liabilities. Our interest sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate our net interest income would increase from rising interest rates and decline with falling interest rates.
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
As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights on unpaid principal balances of $1.99 billion at December 31, 2019. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our entire residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. At December 31, 2019, our mortgage servicing rights had a fair value of $20.7 million, compared to $25.1 million at December 31, 2018. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.
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
We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The transition away from LIBOR as the interest rate benchmark for derivatives, including interest rate swaps, also may present market risk. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2019, the fair value of our portfolio of available for sale investment securities was approximately $501.1 million, which included a net unrealized gain of approximately $8.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.
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
The identification of any material weakness could also result in investors losing confidence in our internal control systems and questioning our reported financial information, which, among other things, could have a negative impact on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of stockholder litigation, which could result in significant additional expenses and require additional financial and management resources.

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
We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not stockholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Origin Bank can pay to us, and that we can pay to our stockholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than United States generally accepted accounting principles ("U.S. GAAP") would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions.
Beginning January 1, 2015, we became subject to new rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the international Basel Committee on Banking Supervision. The rules established a new regulatory capital standard based on common equity tier 1, increase the minimum tier 1 risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios, effective January 1, 2019. The rules also changed the manner in which a number of our regulatory capital components are calculated, including deferred tax assets, and the risk weights applicable to certain asset categories. The Basel III rules generally require us to maintain greater amounts of regulatory capital than we were required to maintain prior to implementation of such rules and may also limit or restrict how we utilize our capital. Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If Origin Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the Federal Reserve. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to exceed the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. Even if we meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital.

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
The performance of a bank under the CRA, in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If Origin Bank is unable to maintain at least a "Satisfactory" CRA rating, our ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If Origin Bank received an overall CRA rating of less than "Satisfactory", the Federal Reserve would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future.
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
In particular, the realization of any of the risks described in this "Risk Factors" section of this report or other unknown risks could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume of our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2019, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operate through 43 banking centers in Louisiana, Texas and Mississippi. At December 31, 2019, our primary offices outside of Louisiana were located in Dallas, Texas, Houston, Texas and Ridgeland, Mississippi. At December 31, 2019, Origin Bank owned its main office building and 24 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, terms of which range from month to month to 19 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
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
At February 18, 2020, there were approximately 1,553 holders of record of our common stock as reported by our transfer agent.
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors. The primary source for dividends paid to stockholders are dividends or capital distributions paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends. See "Item 1. Business - Regulation and Supervision" above and see Note 17 - Capital and Regulatory Matters contained in Item 8 of this report.
Equity Compensation Plans
See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the SNL Index for U.S. Banks with net assets between $1.0 billion and $5.0 billion for the period beginning on May 9, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "OBNK", through December 31, 2019. The following reflects index values as of close of trading, assumes $100.00 invested on May 9, 2018, in our common stock, the Nasdaq Composite Index and the SNL Index for U.S. Banks total assets of $1.00 billion to $5.00 billion, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

	May 9, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Origin Bancorp, Inc.	$100.00	$120.51	$110.91	$100.48	$100.49	$97.49	$99.96	$112.41
Nasdaq Composite Index	100.00	102.32	109.62	90.40	105.31	109.08	108.98	122.24
SNL Index for U.S. Banks $1B - $5B	100.00	95.30	96.48	80.02	85.74	89.04	88.97	97.69
Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2018, the Company acquired substantially all of the assets of RCF. The consideration paid in this transaction included 66,824 shares of the Company's common stock issued at the closing of the acquisition with an aggregate value of approximately $2,706,372, based on the closing sale price of the Company's stock on the acquisition date. The Company relied on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended ("Securities Act"), as the basis for exemption from registration for this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation. A Form D was filed on July 12, 2018.
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
Stock Repurchases
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
In a transaction that was consummated on August 2, 2019, we repurchased 300,000 shares of our common stock pursuant to our stock buyback program at an average price per share of $33.53 for an aggregate purchase price of $10.1 million. As of the date of this report, approximately $29.9 million may yet be purchased under the stock buyback program. The following table summarizes the Company's stock repurchase activity for the year ended December 31, 2019.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2019 - July 31, 2019	—	$—	—	$40,000
August 1, 2019 - August 31, 2019	300,000	33.53	300,000	29,941
September 1, 2019 - September 30, 2019	—	—	—	29,941
Total third quarter 2019	300,000	33.53	300,000	29,941
Total fourth quarter 2019	—	—	—	29,941
Total 2019	300,000	33.53	300,000	29,941
Item 6.    Selected Financial Data
The following tables set forth certain selected historical consolidated financial data as of and for each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015, and is derived from our audited consolidated financial statements. You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and our consolidated financial statements and related notes contained in Item 8 of this report.

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of income data:
Total interest income	$227,082	$188,096	$152,593	$139,151	$137,333
Total interest expense	53,370	34,644	22,288	18,468	16,056
Net interest income	173,712	153,452	130,305	120,683	121,277
Provision for credit losses	9,568	1,014	8,336	30,078	11,610
Net interest income after provision for credit losses	164,144	152,438	121,969	90,605	109,667
Noninterest income	46,478	41,240	29,187	41,868	44,131
Noninterest expense	144,074	131,236	130,674	116,707	113,995
Income before income taxes	66,548	62,442	20,482	15,766	39,803
Income tax expense	12,666	10,837	5,813	2,916	10,725
Net income	$53,882	$51,605	$14,669	$12,850	$29,078
Common stock dividends	$5,887	$2,937	$2,535	$2,331	$2,260
Balance sheet data (period end):
Total assets	$5,324,626	$4,821,576	$4,153,995	$4,071,455	$3,971,343
Securities	541,203	606,174	436,753	408,738	388,400
Loans, net(1)	4,105,675	3,754,902	3,203,948	3,061,544	2,971,433
Allowance for loan losses	37,520	34,203	37,083	50,531	41,230
Goodwill and other intangible assets, net	31,540	32,861	24,336	24,854	26,322
Noninterest-bearing deposits	1,077,706	951,015	832,853	780,065	726,322
Total deposits	4,228,612	3,783,138	3,512,014	3,443,266	3,387,821
Total stockholders' equity(2)	599,262	549,779	455,342	448,657	398,440
SBLF preferred stock	—	—	48,260	48,260	48,260
Series D preferred stock	—	—	16,998	16,998	15,000

Earnings per share data:
Net income	$53,882	$51,605	$14,669	$12,850	$29,078
Preferred stock dividends	—	1,923	4,461	4,398	636
Net income allocated to participating stockholders	—	1,029	377	316	1,367
Net income available to common stockholders	$53,882	$48,653	$9,831	$8,136	$27,075
Common shares outstanding at end of period(3)	23,480,945	23,726,559	19,518,752	19,483,718	17,419,680
Weighted average common shares outstanding(3)	23,470,746	21,995,990	19,418,278	17,545,655	17,284,100
Weighted average diluted common shares outstanding(3)	23,674,065	22,194,429	19,634,412	17,733,061	17,506,658
Basic earnings per share(3)	$2.30	$2.21	$0.51	$0.46	$1.57
Diluted earnings per share(3)	2.28	2.20	0.50	0.46	1.56

Performance ratios:
Return on average assets(4)	1.06%	1.16%	0.36%	0.33%	0.76%
Return on average equity(4)	9.27	10.07	3.19	3.11	7.49
Net interest margin, fully tax equivalent(5)	3.69	3.75	3.52	3.38	3.48
Efficiency ratio(6)	65.43	67.41	81.93	71.80	68.92
Dividend payout ratio	10.93	6.04	25.79	28.65	8.35

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Asset quality ratios:
Nonperforming assets to total assets	0.69%	0.75%	0.59%	1.67%	0.89%
Nonperforming loans to loans held for investment	0.75	0.84	0.73	2.14	1.12
Allowance for loan losses to nonperforming loans	120.46	107.37	155.80	75.92	121.74
Allowance for loan losses to loans held for investment	0.91	0.90	1.14	1.62	1.37
Net charge-offs as a percentage of average loans held for investment(4)	0.15	0.13	0.69	0.71	0.15

Capital ratios:
Book value per common share	$25.52	$23.17	$19.99	$19.68	$19.24
Equity to assets	11.25%	11.40%	10.96%	11.02%	10.03%
Tier 1 capital to average assets(4)	10.91	11.21	10.53	10.67	9.79
Common equity tier 1 capital to risk-weighted assets	11.74	11.94	9.35	9.42	8.29
Tier 1 capital to risk-weighted assets	11.94	12.16	11.25	11.33	10.25
Total capital to risk-weighted assets	12.76	12.98	12.26	12.58	11.45
____________________________

(1)	Balances are shown net of the allowance for loan losses and exclude loans held for sale.

(2)	Includes shares owned by our Employee Retirement Plan ("Retirement Plan") for periods prior to December 31, 2018.

(3)	Presentation of share and per share amounts has been adjusted to reflect a 2-for-1 stock split that occurred on October 5, 2016.

(4)	All average balances are calculated using average daily balances.

(5)
Tax equivalent yields are calculated by applying a 21% estimated tax rate to tax-exempt interest earnings for the year ended December 31, 2019 and 2018, and 35% for all periods prior to December 31, 2018.

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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates. Please refer to Note 1 - Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this report for a full discussion of our accounting policies, including estimates.

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
Allowance for Loan Losses. Our allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loan losses are charged against the allowance for loan losses when management believes the loss is confirmed.
In addition, beginning January 1, 2020, our methodology for determining our allowance for loan losses changed due to the implementation of the CECL, accounting standard. As a result, we recognized a one-time, after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.3 million and decreasing the off-balance sheet reserve by $382,000. Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.
Mortgage Servicing Rights. We recognize the rights to service mortgage loans based on the estimated fair value of the Mortgage Servicing Right ("MSR") when loans are sold and the associated servicing rights are retained. We elected to account for the MSR at fair value.
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
An increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in these assumptions will result in an increase in the fair value of the MSR. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates. These fluctuations can be rapid and may continue to be significant. Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.
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
The following discussion and analysis presents the significant factors that affected our financial conditions as of December 31, 2019 and 2018, and results of operations for each of the years then ended. Refer to Managements' Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K filed with the SEC on February 28, 2019 (the "2018 Form 10-K") for a discussion and analysis of the significant factors that affected periods prior to 2018.
Comparison of Results of Operations for the Years Ended December 31, 2019, 2018 and 2017
Net Interest Income
Year ended December 31, 2019, compared to year ended December 31, 2018
Net interest income for the year ended December 31, 2019, was $173.7 million, an increase of $20.3 million over the year ended December 31, 2018. The increase was driven by higher average outstanding balances in our loan portfolio, partially offset by higher rates paid on our deposits. Average loans held for investment totaled $3.97 billion for the year ended December 31, 2019, compared to $3.40 billion for the year ended December 31, 2018. The yield earned on our loans held for investment was 5.18% for the year ended December 31, 2019, compared to 4.96% for the year ended December 31, 2018. Increases in average loans held for investment provided approximately $28.8 million of the increase in the yield earned on loans held for investment while the increase in rates provided approximately $8.7 million of the increase in interest income. Commercial and industrial, construction/land/land development and commercial real estate loans contributed a total of $32.1 million of the increase. These increases were partially offset by an increase in the cost of funding.
The average cost of our interest-bearing liabilities increased during the year ended December 31, 2019, compared to 2018, primarily due to higher overall deposit rates. The average rate paid on interest-bearing deposits was 1.53% for the year ended December 31, 2019, an increase of 43 basis points from 1.10% for the year ended December 31, 2018. The aggregate 75 basis point decrease in the Federal Reserve target fed funds rate during the second half of 2019 have impacted the yields earned on our commercial and industrial and residential real estate loan portfolios and the rates paid on our deposit products.
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
The average cost of our interest-bearing liabilities increased for the year ended December 31, 2018, compared to 2017, primarily due to higher average savings and interest-bearing transaction account rates. The average rate paid on interest-bearing deposits was 1.10% for the year ended December 31, 2018, an increase of 36 basis points from 0.74% for the year ended December 31, 2017.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
(Dollars in thousands)	2019			2018			2017
Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,247,941	$64,214	5.15%	$1,119,184	$54,777	4.89%	$1,027,495	$46,071	4.48%
Construction/land/land development	505,795	27,918	5.52	369,999	19,579	5.29	319,980	14,720	4.60
Residential real estate	661,581	32,634	4.93	585,545	27,331	4.67	498,271	22,227	4.46
Commercial and industrial	1,324,002	68,991	5.21	1,100,560	54,633	4.96	1,050,464	43,291	4.12
Mortgage warehouse lines of credit	212,733	10,698	5.03	199,952	10,630	5.32	215,364	9,572	4.44
Consumer	20,809	1,426	6.85	20,941	1,410	6.73	21,656	1,363	6.29
Loans held for investment	3,972,861	205,881	5.18	3,396,181	168,360	4.96	3,133,230	137,244	4.38
Loans held for sale	29,656	1,018	3.43	22,959	1,024	4.46	44,335	1,614	3.64
Loans receivable	4,002,517	206,899	5.17	3,419,140	169,384	4.95	3,177,565	138,858	4.37
Investment securities-taxable	469,100	11,975	2.55	404,280	9,843	2.43	292,161	6,233	2.13
Investment securities-non-taxable	102,258	3,327	3.25	124,907	4,465	3.57	135,207	4,766	3.52
Non-marketable equity securities held in other financial institutions	46,233	1,421	3.07	29,615	897	3.03	19,607	734	3.74
Interest-bearing deposits in banks	145,090	3,460	2.38	177,020	3,499	1.98	179,998	2,002	1.11
Federal funds sold	—	—	—	329	8	2.43	—	—	—
Total interest-earning assets	4,765,198	227,082	4.77	4,155,291	188,096	4.53	3,804,538	152,593	4.01
Noninterest-earning assets(2)	327,773			307,847			292,429
Total assets	$5,092,971			$4,463,138			$4,096,967
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,098,393	27,330	1.30	$1,996,364	19,002	0.95	$1,985,688	12,707	0.64
Time deposits	827,720	17,386	2.10	712,913	10,669	1.50	630,770	6,607	1.05
Total interest-bearing deposits	2,926,113	44,716	1.53	2,709,277	29,671	1.10	2,616,458	19,314	0.74
FHLB advances & other borrowings	397,739	7,746	1.95	179,359	4,138	2.31	76,374	2,340	3.06
Securities sold under agreements to repurchase	29,256	351	1.20	32,604	282	0.86	29,276	86	0.29
Subordinated debentures	9,658	557	5.69	9,631	553	5.67	9,607	548	5.70
Total interest-bearing liabilities	3,362,766	53,370	1.59	2,930,871	34,644	1.18	2,731,715	22,288	0.82
Noninterest-bearing deposits	1,054,903			948,585			841,375
Other liabilities(2)	94,357			71,451			63,658
Total liabilities	4,512,026			3,950,907			3,636,748
Stockholders' Equity	580,945			512,231			460,219
Total liabilities and stockholders' equity	$5,092,971			$4,463,138			$4,096,967
Net interest spread			3.18%			3.35%			3.19%
Net interest income and margin		$173,712	3.65%		$153,452	3.69%		$130,305	3.42%
Net interest income and margin - (tax equivalent)(3)		$175,814	3.69%		$155,856	3.75%		$133,873	3.52%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $26.0 million, $30.1 million and $26.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 9 - Mortgage Banking in the notes to our consolidated financial statements.

(3)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017. The tax-equivalent net interest margin would have been 3.49% for the year ended December 31, 2017, if we had been subject to the 21% Federal income tax rate enacted for 2018, in the Tax Cuts and Jobs Act.

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

(Dollars in thousands)	Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$6,302	$3,135	$9,437
Construction/land/land development	7,186	1,153	8,339
Residential real estate	3,549	1,754	5,303
Commercial and industrial	11,092	3,266	14,358
Mortgage warehouse lines of credit	679	(611)	68
Consumer	(9)	25	16
Loans held for sale	299	(305)	(6)
Loans receivable	29,098	8,417	37,515
Investment securities-taxable	1,578	554	2,132
Investment securities-non-taxable	(810)	(328)	(1,138)
Non-marketable equity securities held in other financial institutions	503	21	524
Interest-bearing deposits in banks	(631)	592	(39)
Federal funds sold	—	(8)	(8)
Total interest-earning assets	29,738	9,248	38,986
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	971	7,357	8,328
Time deposits	1,718	4,999	6,717
FHLB advances & other borrowings	5,038	(1,430)	3,608
Securities sold under agreements to repurchase	(29)	98	69
Junior subordinated debentures	2	2	4
Total interest-bearing liabilities	7,700	11,026	18,726
Net interest income	$22,038	$(1,778)	$20,260

(Dollars in thousands)	Year Ended December 31, 2018 vs. Year Ended December 31, 2017
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$4,111	$4,595	$8,706
Construction/land/land development	2,301	2,558	4,859
Residential real estate	3,893	1,211	5,104
Commercial and industrial	2,065	9,277	11,342
Mortgage warehouse lines of credit	(685)	1,743	1,058
Consumer	(45)	92	47
Loans held for sale	(778)	188	(590)
Loans receivable	10,862	19,664	30,526
Investment securities-taxable	2,392	1,218	3,610
Investment securities-non-taxable	(363)	62	(301)
Non-marketable equity securities held in other financial institutions	374	(211)	163
Interest-bearing deposits in banks	(33)	1,530	1,497
Federal funds sold	—	8	8
Total interest-earning assets	13,232	22,271	35,503
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	68	6,227	6,295
Time deposits	860	3,202	4,062
FHLB advances & other borrowings	3,156	(1,358)	1,798
Securities sold under agreements to repurchase	10	186	196
Junior subordinated debentures	1	4	5
Total interest-bearing liabilities	4,095	8,261	12,356
Net interest income	$9,137	$14,010	$23,147
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
Year ended December 31, 2019, compared to year ended December 31, 2018 and 2017
We recorded provision expense of $9.6 million for the year ended December 31, 2019, compared to $1.0 million for the year ended December 31, 2018. We recorded provision expense of $1.0 million for the year ended December 31, 2018, a $7.3 million decrease from provision expense of $8.3 million for the year ended December 31, 2017. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
Noninterest income:	2019	2018	2017	$ Change	% Change	$ Change	% Change
Service charges and fees	$13,859	$12,754	$11,606	$1,105	8.7%	$1,148	9.9%
Mortgage banking revenue	12,309	9,620	15,806	2,689	28.0	(6,186)	(39.1)
Insurance commission and fee income	12,177	9,720	7,207	2,457	25.3	2,513	34.9
Gains (loss) on sales of securities, net	20	(8)	—	28	N/M	(8)	N/M
Losses on non-mortgage loans held for sale, net	—	—	(12,708)	—	N/M	12,708	(100.0)
(Loss) gain on sales and disposals of other assets, net	(333)	(170)	1,036	(163)	95.9	(1,206)	(116.4)
Limited partnership investment income	(6)	823	444	(829)	(100.7)	379	85.4
Swap fee income	2,185	927	384	1,258	135.7	543	141.4
Change in fair value of equity investments	367	1,977	—	(1,610)	(81.4)	1,977	N/M
Other fee income	1,490	1,811	2,176	(321)	(17.7)	(365)	(16.8)
Other income	4,410	3,786	3,236	624	16.5	550	17.0
Total noninterest income	$46,478	$41,240	$29,187	$5,238	12.7%	$12,053	41.3%
____________________________
N/M = Not meaningful.
Year ended December 31, 2019, compared to year ended December 31, 2018
Noninterest income for the year ended December 31, 2019, increased by $5.2 million, or 12.7%, to $46.5 million, compared to $41.2 million for the year ended December 31, 2018.
The increase in noninterest income during the year ended December 31, 2019, was largely driven by increases of $2.7 million, $2.5 million, $1.3 million and $1.1 million in mortgage banking revenue, insurance commission and fee income, swap fee income and service charges and fees, respectively. These increases were partially offset by a $1.6 million decrease in the fair value of equity investments.
Mortgage banking revenue. The $2.7 million increase in mortgage banking revenue compared to the year ended December 31, 2018, was primarily driven by a $1.7 million increase in pipeline valuation income coupled with a $1.3 million increase in MSRs based on changes in significant model assumptions, including prepayment speed and discount rate.
Insurance commission and fee income. The $2.5 million increase in insurance commission and fee income was primarily driven by our increased presence in the North Louisiana market after the acquisition of RCF, a Louisiana-based independent insurance agency offering commercial, personal, health and life insurance (the "RCF acquisition") in July 2018.
Swap fee income. The $1.3 million increase in swap fee income during the year ended December 31, 2019, was driven by higher volume of back-to-back swaps executed with commercial customers in the current period, compared to the same period in 2018. Given the low interest rate environment, customers have the opportunity to lock in fixed rates through swaps, driving increases in swap fees.
Service charges and fees. The $1.1 million increase in service charges and fees compared to the year ended December 31, 2018, was largely driven by increases in business account analysis fees and ATM interchange fees, which increased by $645,000 and $305,000, respectively. The increase in our account analysis fees is consistent with our strategy of focusing on commercial banking relationships in our Texas market, reflecting a $110.1 million increase in average business demand deposit accounts for the year ended December 31, 2019, when compared to the year ended December 31, 2018. Total average demand deposit accounts increased $113.8 million for the year ended December 31, 2019, when compared to the year ended December 31, 2018.

Change in fair value of equity investments. During the year ended December 31, 2019, we recorded a positive valuation adjustment of $367,000 on a common stock investment compared to a positive valuation adjustment of $2.0 million recorded during the year ended December 31, 2018.
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
Insurance commission and fee income. Increases in insurance commission and fee income of 2.5 million was primarily driven by the RCF acquisition in July 2018, which significantly expanded the Company's insurance presence in the North Louisiana market.
Change in fair value of equity investments. During the year ended December 31, 2018, we recorded a positive valuation adjustment of $2.0 million on a common stock investment due to an accounting standard change.
Mortgage banking revenue. Partially offsetting the net increase in noninterest income was a $6.2 million decrease in mortgage banking revenue. This decrease was primarily due to a 67.2% decline in the volume of mortgage loans sold, resulting in a $5.0 million decrease in gains on the sale of mortgage loans. The reduction in volume was primarily driven by the closing of a loan production office outside of our core geographic footprint that accounted for a significant portion of mortgage production, as we shifted our focus to retail originations within our core geographic banking footprint. Also contributing to the decrease in volume on mortgage loans sold was a broader downturn in the mortgage industry. As part of this strategy, we also reduced the amount of third party originations in our mortgage pipeline during 2018 compared to 2017.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
Noninterest expense:	2019	2018	2017	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$88,974	$80,487	$70,862	$8,487	10.5%	$9,625	13.6%
Occupancy and equipment, net	16,759	15,445	15,915	1,314	8.5	(470)	(3.0)
Data processing	6,961	6,182	5,209	779	12.6	973	18.7
Electronic banking	3,441	2,883	2,056	558	19.4	827	40.2
Communications	2,098	2,028	1,928	70	3.5	100	5.2
Advertising and marketing	3,808	4,275	2,923	(467)	(10.9)	1,352	46.3
Professional services	3,577	3,269	4,722	308	9.4	(1,453)	(30.8)
Regulatory assessments	1,694	2,457	2,867	(763)	(31.1)	(410)	(14.3)
Loan related expenses	4,174	3,039	4,419	1,135	37.3	(1,380)	(31.2)
Office and operations	6,674	5,881	5,498	793	13.5	383	7.0
Litigation settlement	—	—	10,000	—	N/M	(10,000)	N/M
Intangible asset amortization	1,321	961	518	360	37.5	443	85.5
Franchise tax expense	2,160	1,485	1,527	675	45.5	(42)	(2.8)
Other	2,433	2,844	2,230	(411)	(14.5)	614	27.5
Total noninterest expense	$144,074	$131,236	$130,674	$12,838	9.8%	$562	0.4%
____________________________
N/M = Not meaningful.
Year ended December 31, 2019, compared to year ended December 31, 2018
Noninterest expense increased by $12.8 million, or 9.8%, in 2019 to $144.1 million, primarily due to increases in salaries and employee benefits, occupancy and equipment, net, and loan related expenses.
Salaries and employee benefits. Salaries and employee benefits increased by $8.5 million, or 10.5%, for the year ended December 31, 2019, compared to 2018. The addition of a Houston banking team and the RCF acquisition contributed $3.6 million to this increase. The residual $4.9 million increase was largely driven by a net increase of over $1.3 million for new hires, annual salary increases and promotions, and market-based salary adjustments for existing positions.

Occupancy and equipment, net. The $1.3 million increase in occupancy and equipment, net during the year ended December 31, 2019, compared to the same period in 2018 was primarily due to the opening of two new banking centers during mid-2019, which contributed $689,000 of the total increase, while the RCF acquisition contributed $194,000 of the total increase.
Loan related expenses. The $1.1 million increase in loan related expenses was driven by a $810,000 increase in loan related legal fees and a $336,000 increase in sub-servicing expense, respectively. The increase in legal costs was primarily due to costs associated with working out of two nonperforming loan relationships due to their bankruptcy during the year ended December 31, 2019, and the increase in sub-servicing expense was due to transferring the servicing of our mortgage loan portfolio to a sub-servicer in the fourth quarter of 2019.
These increases were partially offset by a decrease of $763,000 in regulatory assessments expenses. During the 2019 year we recognized a $1.0 million benefit from the FDIC insurance fund, which offset our total FDIC insurance obligation.
Year ended December 31, 2018, compared to year ended December 31, 2017
Noninterest expense increased by $562,000, or 0.4%, in 2018 to $131.2 million, primarily due to increases in salaries and employee benefits, advertising and marketing expenses and other noninterest expense.
Salaries and employee benefits increased by $9.6 million, or 13.6%, for the year ended December 31, 2018, compared to 2017. The increase was driven by increases in the cost of salaries and incentive compensation. The increase in salary expense was driven by the addition of our Houston banking team, consummation of the RCF acquisition and additional headcount to support our recent growth. The increase in incentive compensation was driven by the overall improvement in the Company's performance during 2018 compared to 2017, which resulted in performance targets, such as return on assets, individual loan volume and credit quality goals, being met by more employees.
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
During the year ended December 31, 2017, we entered into a Settlement and Release Agreement with respect to litigation with the ResCap Liquidating Trust ("ResCap"), as successor to Residential Funding Company, LLC f/k/a Residential Funding Corporation. Under the agreement, we paid $10.0 million to fully resolve all claims under the lawsuit and to avoid the further costs, disruption and distraction of defending the ResCap litigation. We recorded a charge to noninterest expense in our consolidated statement of income in 2017 to recognize this settlement. There were no such charges recorded during the year ended December 31, 2018.
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

Income Tax Expense
For the year ended December 31, 2019, we recognized income tax expense of $12.7 million, compared to $10.8 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively. Our effective tax rate for the year ended December 31, 2019, was 19.0%, compared to 17.4% and 28.4% for the years ended December 31, 2018 and 2017, respectively. The increase in our effective tax rate for the year ended December 31, 2019, was primarily due to the decrease in income from tax-exempt securities, increase in state income taxes and decrease in low income housing tax credits. The decrease in our effective tax rate for the year ended December 31, 2018, compared to the rate for the year 2017 was the result of the Tax Cuts and Jobs Act ("Tax Act"), which was enacted on December 22, 2017.
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
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at both December 31, 2019 and 2018, and 35% for December 31, 2017, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases.
Comparison of Financial Condition at December 31, 2019, and December 31, 2018
General
Total assets increased by $503.1 million, or 10.4%, to $5.32 billion at December 31, 2019, from $4.82 billion at December 31, 2018. The increase was primarily attributable to $354.1 million increase in loans held for investment and $183.7 million increase in interest-bearing deposits in banks partially offset by a decrease of $74.6 million in securities available for sale.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At December 31, 2019, 70.4% of the loan portfolio held for investment was comprised of commercial and industrial loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.

The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

	December 31,				2019 vs. 2018
(Dollars in thousands)	2019		2018
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$1,296,847	31.3%	$1,228,402	32.4%	$68,445	5.6%
Construction/land/land development	517,688	12.5	429,660	11.3	88,028	20.5
Residential real estate	689,555	16.6	629,714	16.6	59,841	9.5
Total real estate	2,504,090	60.4	2,287,776	60.3	216,314	9.5
Commercial and industrial	1,343,475	32.5	1,272,566	33.6	70,909	5.6
Mortgage warehouse lines of credit	274,659	6.6	207,871	5.5	66,788	32.1
Consumer	20,971	0.5	20,892	0.6	79	0.4
Total loans held for investment	$4,143,195	100.0%	$3,789,105	100.0%	$354,090	9.3%

	December 31,
(Dollars in thousands)	2017		2016		2015
Real estate:	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,083,275	33.5%	$1,026,752	33.0%	$861,540	28.7%
Construction/land/land development	322,404	9.9	311,279	10.0	310,773	10.3
Residential real estate	570,583	17.6	414,226	13.3	429,137	14.2
Total real estate	1,976,262	61.0	1,752,257	56.3	1,601,450	53.2
Commercial and industrial	989,220	30.5	1,135,683	36.5	1,232,265	40.9
Mortgage warehouse lines of credit	255,044	7.9	201,997	6.5	156,803	5.2
Consumer	20,505	0.6	22,138	0.7	22,145	0.7
Total loans held for investment	$3,241,031	100.0%	$3,112,075	100.0%	$3,012,663	100.0%
At December 31, 2019, total loans held for investment were $4.14 billion, an increase of $354.1 million, or 9.3%, compared to $3.79 billion at December 31, 2018. The increase was driven by organic growth in all markets and led by increases in construction/land/land development and commercial and industrial loans. In 2018, as a complement to our organic growth strategy, several lift-out teams were on-boarded in our Houston market and seasoned lending professionals and relationship managers were recruited in our Dallas and Shreveport markets. Our Houston banking team was responsible for $259.8 million and $130.3 million in loan growth during 2019 and 2018, respectively.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our loans held for investment at December 31, 2019. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

(Dollars in thousands)	December 31, 2019
Real estate:	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial real estate	$233,368	$820,253	$243,226	$1,296,847
Construction/land/land development	164,232	280,010	73,446	517,688
Residential real estate loans	96,122	265,066	328,367	689,555
Total real estate	493,722	1,365,329	645,039	2,504,090
Commercial and industrial loans	598,548	652,481	92,446	1,343,475
Mortgage warehouse lines of credit	274,659	—	—	274,659
Consumer loans	6,775	13,651	545	20,971
Total loans held for investment	$1,373,704	$2,031,461	$738,030	$4,143,195

Amounts with fixed rates	$274,233	$1,061,384	$325,196	$1,660,813
Amounts with variable rates	1,099,471	970,077	412,834	2,482,382
Total	$1,373,704	$2,031,461	$738,030	$4,143,195
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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	As of December 31,
Nonperforming loans held for investment	2019	2018	2017	2016	2015
Commercial real estate	$6,994	$8,281	$1,745	$1,975	$2,638
Construction/land/land development	4,337	935	1,097	816	1,267
Residential real estate	5,132	6,668	7,166	7,188	11,272
Commercial and industrial	14,520	15,792	13,512	56,372	18,557
Consumer	163	180	282	210	132
Total nonperforming loans held for investment	31,146	31,856	23,802	66,561	33,866
Nonperforming loans held for sale	927	741	—	—	—
Total nonperforming loans	32,073	32,597	23,802	66,561	33,866
Other real estate owned
Commercial real estate, construction/land/land development	4,165	2,993	390	794	1,195
Residential real estate	487	746	109	779	212
Total other real estate owned	4,652	3,739	499	1,573	1,407
Other repossessed assets owned	101	—	75	—	—
Total repossessed assets owned	4,753	3,739	574	1,573	1,407
Total nonperforming assets	$36,826	$36,336	$24,376	$68,134	$35,273
Troubled debt restructuring loans - nonaccrual	$6,609	$5,793	$2,622	$10,900	$5,844
Troubled debt restructuring loans - accruing	1,843	2,054	14,234	4,225	4,249
Total loans held for investment	4,143,195	3,789,105	3,241,031	3,112,075	3,012,663
Ratio of nonperforming loans held for investment to total loans held for investment	0.75%	0.84%	0.73%	2.14%	1.12%
Ratio of nonperforming assets to total assets	0.69	0.75	0.59	1.67	0.89
At December 31, 2019, total nonperforming loans held for investment decreased by $710,000, or 2.2%, from December 31, 2018. The increase in other real estate owned was due to the foreclosure of a $1.3 million commercial real estate secured chiropractic clinic that occurred during the year ended December 31, 2019. Over the last three years, we have experienced improvements in impaired and past due loans to the point that we currently believe our overall credit profile has stabilized. Please see Note 4 - Loans within our consolidated financial statements for more information.
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

Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2019, is included in Note 4 - Loans in the notes to our consolidated financial statements contained in Item 8 of this report.
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
The amount of the allowance is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan losses charged to income, which increases the allowance. We distribute the allowance for loan losses either to specific allocations, or general allocations for each major loan category. In determining the provision for loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current economic conditions. If actual losses exceed the amount of allowance for loan losses, it could materially and adversely affect our earnings.
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

The following table presents the allowance for loan loss by loan category:

	December 31,
(Dollars in thousands)	2019		2018		2017
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$10,013	31.3%	$8,999	32.4%	$8,998	33.5%
Construction/land/land development	3,711	12.5	3,331	11.3	2,950	9.9
Residential real estate	6,332	16.6	5,705	16.6	5,807	17.6
Commercial and industrial	16,960	32.5	15,616	33.6	18,831	30.5
Mortgage warehouse lines of credit	262	6.6	316	5.5	214	7.9
Consumer	242	0.5	236	0.6	283	0.6
Total	$37,520	100.0%	$34,203	100.0%	$37,083	100.0%

	December 31,
(Dollars in thousands)	2016		2015
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$8,718	33.0%	$7,451	28.7%
Construction/land/land development	2,805	10.0	3,927	10.3
Residential real estate	5,003	13.3	5,094	14.2
Commercial and industrial	33,590	36.5	23,648	40.9
Mortgage warehouse lines of credit	139	6.5	761	5.2
Consumer	276	0.7	349	0.7
Total	$50,531	100.0%	$41,230	100.0%
____________________________

(1)	Represents the ratio of each loan type to total loans held for investment.
Our allowance for loan losses increased by $3.3 million, or 9.7%, to $37.5 million at December 31, 2019, from $34.2 million at December 31, 2018. The ratio of allowance for loan losses to total loans held for investment at December 31, 2019 and 2018, was 0.91% and 0.90%, respectively. The increase in the total allowance for loan losses was driven by a $3.5 million increase in general reserves primarily due to significant growth in our loan portfolio. Our specific reserve was $199,000, at December 31, 2019, compared to $366,000, at December 31, 2018. Our general reserve totaled $37.3 million and $33.8 million at December 31, 2019 and 2018, respectively.
We recognized a one-time after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.3 million and decreasing the off-balance sheet reserve by $382,000 due to the adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Our investment securities were not materially affected by the adoption of this ASU due to the nature of the portfolio. Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.

The following table presents an analysis of the allowance for loan losses and other related data as of the periods indicated.

(Dollars in thousands)	Years Ended December 31,
Allowance for loan losses	2019	2018	2017	2016	2015
Balance at beginning of period	$34,203	$37,083	$50,531	$41,230	$34,781
Provision for loan losses	9,207	1,581	8,219	31,165	10,941
Charge-offs:
Commercial real estate	1,420	1,300	463	422	338
Construction/land/land development	38	228	3	24	25
Residential real estate	265	407	1,446	505	885
Commercial and industrial	8,231	5,068	21,767	24,851	4,070
Mortgage warehouse lines of credit	29	—	—	—	—
Consumer	148	121	198	604	399
Total charge-offs	10,131	7,124	23,877	26,406	5,717
Recoveries:
Commercial real estate	341	226	93	25	35
Construction/land/land development	40	6	5	7	13
Residential real estate	185	133	125	185	240
Commercial and industrial	3,627	2,206	1,918	4,199	804
Consumer	48	92	69	126	133
Total recoveries	4,241	2,663	2,210	4,542	1,225
Net charge-offs	5,890	4,461	21,667	21,864	4,492
Balance at end of period	$37,520	$34,203	$37,083	$50,531	$41,230
Ratio of allowance for loan losses to:
Nonperforming loans held for investment	120.46%	107.37%	155.80%	75.92%	121.74%
Loans held for investment	0.91	0.90	1.14	1.62	1.37
Net charge-offs as a percentage of:
Provision for loan losses	63.97	282.16	263.62	70.16	41.06
Allowance for loan losses	15.70	13.04	58.43	43.27	10.89
Average loans held for investment	0.15%	0.13%	0.69%	0.71%	0.15%
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
Our securities portfolio totaled $541.2 million at December 31, 2019, representing a decrease of $65.0 million, or 10.7%, from $606.2 million at December 31, 2018. For additional information regarding our securities portfolio, please see Note 3 - Securities in the consolidated financial statements contained in Item 8 of this report.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2019		2018		2017
Available for sale:	Amount	% of Total	Amount	% of Total	Amount	% of Total
State and municipal securities	$99,184	19.8%	$100,883	17.5%	$129,978	32.1%
Corporate bonds	16,817	3.4	11,034	1.9	3,136	0.8
U.S. government and agency securities	5,238	1.0	61,150	10.6	—	—
Commercial mortgage-backed securities	12,144	2.4	16,766	2.9	—	—
Residential mortgage-backed securities	207,506	41.4	186,315	32.4	105,029	26.0
Commercial collateralized mortgage obligations	4,394	0.9	—	—	—	—
Residential collateralized mortgage obligations	155,787	31.1	199,496	34.7	166,389	41.1
Total	$501,070	100.0%	$575,644	100.0%	$404,532	100.0%
Held to maturity:
State and municipal securities	$28,620		$19,169		$20,188
Securities carried at fair value through income:
State and municipal securities	$11,513		$11,361		$12,033
The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2019. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2019
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)	$4,020	2.73%	$38,991	1.95%	$40,499	2.59%	$15,674	2.65%	$99,184	2.35%
Corporate bonds	—	—	8,642	4.23	8,175	5.08	—	—	16,817	4.64
U.S. government and agency securities	—	—	—	—	4,567	3.36	671	3.76	5,238	3.41
Commercial mortgage-backed securities	—	—	7,591	2.78	4,553	3.24	—	—	12,144	2.95
Residential mortgage-backed securities	—	—	—	—	30,093	2.93	177,413	2.62	207,506	2.66
Commercial collateralized mortgage obligations	—	—	—	—	—	—	4,394	3.33	4,394	3.33
Residential collateralized mortgage obligations	—	—	—	—	—	—	155,787	2.38	155,787	2.38
Total securities available for sale	$4,020	2.73%	$55,224	2.42%	$87,887	3.01%	$353,939	2.53%	$501,070	2.60%
Held to maturity:
State and municipal securities (1)	—	—	13,415	2.97	15,205	2.29	—	—	28,620	2.61
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	11,513	4.48	11,513	4.48
Total	$4,020	2.73%	$68,639	2.53%	$103,092	2.90%	$365,452	2.59%	$541,203	2.64%
____________________________

(1)	Tax-exempt security yields are calculated without consideration of their tax benefit status.

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
Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of consolidated stockholders' equity at December 31, 2019 or 2018. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.
Securities Carried at Fair Value through Income
At December 31, 2019 and 2018, we held two fixed-rate community investment bonds totaling $11.5 million and $11.4 million, respectively. We elected the fair value option on these securities to offset corresponding changes in the fair value of related interest rate swap agreements.
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
The following table presents our deposit mix at the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$1,077,706	25.5%	$951,015	25.1%	$832,853	23.7%
Interest-bearing demand	776,037	18.4	738,725	19.5	738,967	21.0
Money market	1,277,053	30.2	815,997	21.6	900,039	25.7
Time deposits	790,810	18.7	796,552	21.1	619,093	17.6
Brokered (1)	152,556	3.6	332,341	8.8	276,214	7.9
Savings	154,450	3.6	148,508	3.9	144,848	4.1
Total deposits	$4,228,612	100.0%	$3,783,138	100.0%	$3,512,014	100.0%
____________________________

(1)	Brokered time deposits of $7.9 million are included in the brokered category for December 31, 2018. There were no brokered time deposits at December 31, 2019 or 2017.
Business money market account balances increased $304.3 million, or 85.3%, for the year ended December 31, 2019, compared to business money market account balances for the year ended December 31, 2018. The increase was primarily due to shifting our focus to generating business relationships and deposits in order to reduce our reliance on brokered deposits. Brokered deposits decreased $179.8 million, or 54.1%, for the year ended December 31, 2019, when compared to the same period in 2018.

The following schedule reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$697,540	$6,026	0.86%	$690,061	$3,951	0.57%	$692,249	$2,728	0.39%
Money market	1,028,556	15,996	1.56	887,817	9,328	1.05	873,917	6,529	0.75
Time deposits	827,720	17,284	2.09	712,913	10,669	1.50	630,770	6,607	1.05
Brokered	218,714	5,157	2.36	270,109	5,530	2.05	275,957	3,272	1.19
Savings	153,583	253	0.16	148,377	193	0.13	143,565	178	0.12
Total interest-bearing	2,926,113	44,716	1.53	2,709,277	29,671	1.10	2,616,458	19,314	0.74
Noninterest-bearing demand	1,054,903	—		948,585	—		841,375	—
Total average deposits	$3,981,016	$44,716	1.12%	$3,657,862	$29,671	0.81%	$3,457,833	$19,314	0.56%
Our average deposit balance was $3.98 billion for the year ended December 31, 2019, an increase of $323.2 million, or 8.8%, from $3.66 billion for the year ended December 31, 2018. This increase is primarily due to our continued relationship-based efforts to attract deposits within our markets. The average rate paid on our interest-bearing deposits for the year ended December 31, 2019, was 1.53%, compared to 1.10% for the year ended December 31, 2018. The increase in the average cost of our deposits was primarily the result of increases in market interest rates that occurred during 2018 and 2019, which caused us to increase the interest rates we paid on deposits to remain competitive with other depository institutions in our markets.
Average noninterest-bearing deposits at December 31, 2019, were $1.1 billion, compared to $948.6 million at December 31, 2018, an increase of $106.3 million, or 11.2%, and represented 26.5% and 25.9% of average total deposits for the years ended December 31, 2019 and 2018, respectively.
The following table presents the maturity distribution of our time deposits as of December 31, 2019:

(Dollars in thousands)	Time Deposits
Remaining maturity:	Certificates less than $100,000	Certificates of $100,000 or more
3 months or less	$28,486	$102,401
Over 3 through 6 months	33,168	121,005
Over 6 through 12 months	54,751	220,366
Over 12 months	53,754	176,879
Total	$170,159	$620,651
Borrowings
Long-term advances from the FHLB decreased by $1.6 million, or 0.6%, at December 31, 2019, compared to December 31, 2018.

Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018	2017
Overnight repurchase agreements with depositors	$16,717	$40,314	$36,178
Short-term FHLB advances (1)	100,000	100,000	—
GNMA repurchase liability	27,860	30,649	32,575
Long-term FHLB advances (2)	272,613	274,261	75,604
Total FHLB advances and other borrowings	$417,190	$445,224	$144,357
Junior subordinated debentures	$9,671	$9,644	$9,619
____________________________

(1)
Short-term FHLB advances at December 31, 2019, carried a fixed interest rate of 1.35% and matured on January 2, 2020; at December 31, 2018, short-term FHLB advances carried a fixed interest rate of 2.70%, and matured on January 2, 2019.

(2)	Includes a FHLB advance of $250.0 million at both December 31, 2019 and 2018, callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 1.20% and 0.86% for the years ended December 31, 2019 and 2018, respectively.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year. Interest rates for FHLB long-term advances outstanding at December 31, 2019, ranged from 1.65% to 5.72% and were subject to restrictions or penalties in the event of prepayment.
As of December 31, 2019, we held 21 unfunded letters of credit from the FHLB totaling $241.3 million with expiration dates ranging from January 15, 2020, to February 25, 2021. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers' businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien as of December 31, 2019 and 2018, were $601.9 million and $468.8 million, respectively.
Additionally, as of December 31, 2019, we had the ability to borrow $855.1 million from the discount window at the Federal Reserve Bank of Dallas ("FRB"), with $1.09 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line as of December 31, 2019.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At December 31, 2019 and 2018, our cash and liquid securities totaled 8.4% and 5.0% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $5.9 million at both December 31, 2019 and 2018. This cash is available for the general corporate purposes described above, as well as providing capital support to the Bank and financing potential future acquisitions. In addition, the Company has up to $50.0 million available under a line of credit. See Note 11 - Borrowings contained in Item 8 of this report for more information.
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
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits. See Note 11 - Borrowings contained in Item 8 of this report for additional borrowing capacity and outstanding advances at the FHLB.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either date, please see Note 11 - Borrowings contained in Item 8 of this report for detail regarding our lines of credit. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line as of December 31, 2019.
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

The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

(Dollars in thousands)	Payments Due by Period
December 31, 2019	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Operating lease obligations	$4,703	$7,905	$5,751	$12,513	$30,872
FHLB advances(1)	101,070	3,596	7,395	260,552	372,613
Subordinated debentures	—	—	—	10,826	10,826
Time deposits	560,177	188,099	41,776	758	790,810
Limited partnership investments(2)	3,695	—	—	—	3,695
Low income housing tax credits	505	165	204	402	1,276
Overnight repurchase agreements with depositors	16,717	—	—	—	16,717
Total contractual obligations	$686,867	$199,765	$55,126	$285,051	$1,226,809
____________________________

(1)
Includes a long-term FHLB advance totaling $250.0 million at December 31, 2019, callable quarterly with a final maturity of 15 years and carries an interest rate of 1.65%. and a short-term $100.0 million FHLB advance at December 31, 2019, and carries an interest rate of 1.35% and matured on January 2, 2020.

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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	December 31, 2019
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$561,534	$565,930	$188,102	$58,489	$1,374,055
Standby letters of credit	31,380	7,964	—	—	39,344
Total off-balance sheet commitments	$592,914	$573,894	$188,102	$58,489	$1,413,399
____________________________

(1)	Includes $425.6 million of unconditionally cancellable commitments at December 31, 2019.
LIBOR Transition
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. For additional information related to the potential impact surrounding the transition from LIBOR on our business, see the section titled "Item 1A. Risk Factors" in this report.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At December 31, 2019, stockholders' equity was $599.3 million, representing an increase of $49.5 million, or 9.0%, compared to $549.8 million at December 31, 2018. Net income of $53.9 million and other comprehensive income of $8.8 million for the year ended December 31, 2019, were the primary drivers of the increase in stockholders' equity compared to December 31, 2018, and were partially offset by the $10.1 million repurchase of our common stock and the dividend paid on our common stock that occurred during the period.
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
Stock Repurchases
In a transaction that was consummated on August 2, 2019, we repurchased 300,000 shares of our common stock pursuant to our stock buyback program at a price per share of $33.50 for an aggregate purchase price of $10.1 million. As of the date of this report, approximately $29.9 million may still be purchased under the stock buyback program.
RCF Acquisition
In July 2018, we acquired RCF, a Louisiana-based independent insurance agency, in a cash and stock transaction by issuing 66,824 shares of our common stock at a price of $40.50 per share. Our common stock outstanding and additional paid in capital increased by $334,000 and $2.4 million, respectively, as a result of the transaction.
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
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision". Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2019 and 2018, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Deposit Insurance Corporation. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

	As of December 31,
(Dollars in thousands)	2019		2018
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$561,630	11.74%	$519,468	11.94%
Tier 1 capital (to risk-weighted assets)	570,975	11.94	528,786	12.16
Total capital (to risk-weighted assets)	610,305	12.76	564,437	12.98
Tier 1 capital (to average assets)	570,975	10.91	528,786	11.21

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$551,060	11.55%	$508,826	11.73%
Tier 1 capital (to risk-weighted assets)	551,060	11.55	508,826	11.73
Total capital (to risk-weighted assets)	590,390	12.38	544,477	12.55
Tier 1 capital (to average assets)	551,060	10.56	508,826	10.81
On February 6, 2020, Origin Bank, our wholly owned subsidiary, announced the completion of an offering of $70 million in aggregate principal amount of fixed-to-floating rate subordinated notes which will count as tier 2 risk based capital for the Bank. Please see Note 23 - Subsequent Events for further information.

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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the near future. As of December 31, 2019, we modeled outside of our internal policy limits in certain interest rate shock scenarios due to our asset sensitivity. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the future.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	December 31, 2019
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	22.3%	3.8%
+300	17.0	3.1
+200	11.7	2.6
+100	6.7	2.6
Base
-100	(11.0)	(8.0)
-200	(22.6)	(17.8)
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
Market Risk
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. Please see Item 1A Risk Factors - Risks Related to Our Business for further information.

Item 8.    Financial Statements and Supplementary Data
ORIGIN BANCORP, INC.
Financial Statements
DECEMBER 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex auditor judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, the allowance for loan losses represents losses that are estimated to have occurred. The allowance for loan losses is based on collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of allocated and general components. The allocated component relates to specific allowances on loans that are classified as impaired. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the expected loss, given default, derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Management discloses that this evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the valuation of the allowance for loan losses as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan risk ratings.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for loan losses including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of loss rates, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review and disclosure controls over the allowance for loan losses;

•	Testing of completeness and accuracy of the information utilized in the allowance for loan losses;

•	Testing the allowance for loan losses model’s computational accuracy;

•	Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•	Testing the external loan review functions and evaluating the reasonableness of loan risk ratings;

•	Evaluating the reasonableness of specific allowances on impaired loans;

•	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;

•	Evaluating the disclosures in the consolidated financial statements.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Topic 842.
/s/ BKD, LLP

We have served as the Company’s auditor since 2016.

Little Rock, Arkansas
February 28, 2020

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Cash and due from banks	$62,160	$71,008
Interest-bearing deposits in banks	229,358	45,670
Total cash and cash equivalents	291,518	116,678
Securities:
Available for sale	501,070	575,644
Held to maturity	28,620	19,169
Securities carried at fair value through income	11,513	11,361
Total securities	541,203	606,174
Non-marketable equity securities held in other financial institutions	39,808	42,149
Loans held for sale ($36,977 and $21,562 at fair value, respectively)	64,837	52,210
Loans, net of allowance for loan losses of $37,520 and $34,203, respectively ($17,670 and $18,571 at fair value, respectively)	4,105,675	3,754,902
Premises and equipment, net	80,457	75,014
Mortgage servicing rights	20,697	25,114
Cash surrender value of bank-owned life insurance	37,961	32,706
Goodwill and other intangible assets, net	31,540	32,861
Accrued interest receivable and other assets	110,930	83,768
Total assets	$5,324,626	$4,821,576
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,077,706	$951,015
Interest-bearing deposits	2,360,096	2,027,720
Time deposits	790,810	804,403
Total deposits	4,228,612	3,783,138
Federal Home Loan Bank ("FHLB") advances and other borrowings	417,190	445,224
Junior subordinated debentures, net	9,671	9,644
Accrued expenses and other liabilities	69,891	33,791
Total liabilities	4,725,364	4,271,797
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,480,945 and 23,726,559 shares issued at December 31, 2019 and 2018, respectively)	117,405	118,633
Additional paid‑in capital	235,623	242,041
Retained earnings	239,901	191,585
Accumulated other comprehensive income (loss)	6,333	(2,480)
Total stockholders' equity	599,262	549,779
Total liabilities and stockholders' equity	$5,324,626	$4,821,576

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Interest and dividend income
Interest and fees on loans	$206,899	$169,384	$138,858
Investment securities-taxable	11,975	9,843	6,233
Investment securities-nontaxable	3,327	4,465	4,766
Interest and dividend income on assets held in other financial institutions	4,881	4,404	2,736
Total interest and dividend income	227,082	188,096	152,593
Interest expense
Interest-bearing deposits	44,716	29,671	19,314
FHLB advances and other borrowings	8,097	4,420	2,426
Subordinated debentures	557	553	548
Total interest expense	53,370	34,644	22,288
Net interest income	173,712	153,452	130,305
Provision for credit losses	9,568	1,014	8,336
Net interest income after provision for credit losses	164,144	152,438	121,969
Noninterest income
Service charges and fees	13,859	12,754	11,606
Mortgage banking revenue	12,309	9,620	15,806
Insurance commission and fee income	12,177	9,720	7,207
Income (loss) on sales of securities, net	20	(8)	—
Loss on non-mortgage loans held for sale, net	—	—	(12,708)
(Loss) gain on sales and disposals of other assets, net	(333)	(170)	1,036
Limited partnership investment (loss) income	(6)	823	444
Swap fee income	2,185	927	384
Change in fair value of equity investments	367	1,977	—
Other fee income	1,490	1,811	2,176
Other income	4,410	3,786	3,236
Total noninterest income	46,478	41,240	29,187

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(continued)

	Years Ended December 31,
	2019	2018	2017
Noninterest expense
Salaries and employee benefits	88,974	80,487	70,862
Occupancy and equipment, net	16,759	15,445	15,915
Data processing	6,961	6,182	5,209
Electronic banking	3,441	2,883	2,056
Communications	2,098	2,028	1,928
Advertising and marketing	3,808	4,275	2,923
Professional services	3,577	3,269	4,722
Regulatory assessments	1,694	2,457	2,867
Loan related expenses	4,174	3,039	4,419
Office and operations	6,674	5,881	5,498
Litigation settlement	—	—	10,000
Intangible asset amortization	1,321	961	518
Franchise tax expense	2,160	1,485	1,527
Other expenses	2,433	2,844	2,230
Total noninterest expense	144,074	131,236	130,674
Income before income tax expense	66,548	62,442	20,482
Income tax expense	12,666	10,837	5,813
Net income	$53,882	$51,605	$14,669
Preferred stock dividends	$—	$1,923	$4,461
Net income allocated to participating stockholders	—	1,029	377
Net income available to common stockholders	$53,882	$48,653	$9,831
Basic earnings per common share	$2.30	$2.21	$0.51
Diluted earnings per common share	2.28	2.20	0.50

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$53,882	$51,605	$14,669
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	11,439	(5,260)	(3,414)
Net losses realized as a yield adjustment in interest on investment securities	(10)	(10)	(10)
Reclassification adjustment for net (gain) loss included in net income	(20)	8	—
Change in the net unrealized gain (loss) on investment securities, before tax	11,409	(5,262)	(3,424)
Income tax benefit related to net unrealized gains (loss) arising during the period	2,396	(1,105)	(1,199)
Change in the net unrealized gain (loss) on investment securities, net of tax	9,013	(4,157)	(2,225)
Cash flow hedges:
Net unrealized (loss) gain arising during the period	(216)	104	4
Reclassification adjustment for loss (gain) included in net income	37	(7)	(102)
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(253)	111	106
Income tax expense related to net unrealized (loss) gain on cash flow hedges	(53)	23	37
Change in the net unrealized (loss) gain on cash flow hedges, net of tax	(200)	88	69
Other comprehensive income (loss), net of tax	8,813	(4,069)	(2,156)
Comprehensive income	$62,695	$47,536	$12,513

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
Balance at January 1, 2017	19,483,718	$48,260	$16,998	$97,419	$145,068	$137,449	$3,463	$(28,564)	$420,093
Net income	—	—	—	—	—	14,669	—	—	14,669
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,156)	—	(2,156)
Recognition of stock compensation, net	35,034	—	—	175	750	—	—	—	925
Net change in fair value of Retirement Plan-owned (formerly ESOP) shares	—	—	—	—	—	—	—	(6,427)	(6,427)
Tax benefit of 2016 stock issuance costs	—	—	—	—	243	—	—	—	243
Dividends declared - Series SBLF preferred stock (1)	—	—	—	—	—	(4,344)	—	—	(4,344)
Dividends declared - Series D preferred stock	—	—	—	—	—	(117)	—	—	(117)
Dividends declared - common stock ($0.13 per share)	—	—	—	—	—	(2,535)	—	—	(2,535)
Balance at December 31, 2017	19,518,752	48,260	16,998	97,594	146,061	145,122	1,307	(34,991)	420,351
Net income	—	—	—	—	—	51,605	—	—	51,605
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,069)	—	(4,069)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	193,913	—	—	970	1,028	—	—	—	1,998
Termination of ESOP put option	—	—	—	—	—	—	—	34,991	34,991
Stock issuance - Common	3,045,426	—	—	15,227	79,449	—	—	—	94,676
Stock issuance - RCF acquisition	66,824	—	—	334	2,372	—	—	—	2,706
Redemption of preferred stock - Series SBLF	—	(48,260)	—	—	—	—	—	—	(48,260)
Conversion of preferred stock - Series D to common stock	901,644	—	(16,998)	4,508	12,490	—	—	—	—
Tax benefit of 2018 stock issuance cost	—	—	—	—	641	—	—	—	641
Dividends declared - Series SBLF preferred stock (1)	—	—	—	—	—	(1,894)	—	—	(1,894)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.13 per share)	—	—	—	—	—	(2,937)	—	—	(2,937)
Balance at December 31, 2018	23,726,559	—	—	118,633	242,041	191,585	(2,480)	—	549,779
Net income	—	—	—	—	—	53,882	—	—	53,882
Other comprehensive income, net of tax	—	—	—	—	—	—	8,813	—	8,813
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	321	—	—	321
Recognition of stock compensation, net	54,386	—	—	272	2,141	—	—	—	2,413
Dividends declared - common stock ($0.25 per share)	—	—	—	—	—	(5,887)	—	—	(5,887)
Repurchase of common stock	(300,000)	—	—	(1,500)	(8,559)	—	—	—	(10,059)
Balance at December 31, 2019	23,480,945	$—	$—	$117,405	$235,623	$239,901	$6,333	$—	$599,262
____________________________

(1)
The dividend rate on the Senior Non-Cumulative Perpetual Preferred stock, Series SBLF ("SBLF preferred stock") was payable quarterly at a fixed annual rate of 9%. The Company redeemed all 48,260 shares of the SBLF preferred stock in June 2018.

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
Cash flows from operating activities:	2019	2018	2017
Net income	$53,882	$51,605	$14,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,568	1,014	8,336
Depreciation and amortization	6,706	5,869	5,852
Net amortization on securities	975	1,138	1,416
Amortization of investments in tax credit funds	1,608	1,899	2,629
Net realized (gain) loss on securities sold	(20)	8	—
Deferred income tax (benefit) expense	(2,596)	5,637	4,931
Stock-based compensation expense	2,247	1,462	1,150
Originations of mortgage loans held for sale	(353,090)	(300,093)	(500,234)
Proceeds from mortgage loans held for sale	334,958	309,153	517,326
Gain on mortgage loans held for sale, including origination of servicing rights	(6,943)	(6,403)	(11,615)
Mortgage servicing rights valuation adjustment	7,012	963	6,014
Net loss (gain) on disposals of premises and equipment	139	75	(1,434)
Loss on non-mortgage loans held for sale	—	—	12,708
Increase in the cash surrender value of life insurance	(755)	(713)	(631)
Gain on equity securities without a readily determinable fair value	(367)	(1,977)	—
Net losses on sales and write downs of other real estate owned	194	95	398
Other operating activities, net	8,035	8,094	473
Net cash provided by operating activities	61,553	77,826	61,988
Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	(6,596)	—
Purchases of securities available for sale	(94,544)	(477,548)	(443,033)
Maturities, paydowns and calls of securities available for sale	154,473	279,152	409,180
Proceeds from sales of securities available for sale	27,766	20,877	—
Purchase of securities held to maturity	(10,000)	—	—
Maturities, paydowns and calls of securities held to maturity	541	1,018	520
Paydowns of securities carried at fair value	434	414	381
Net (sales) purchases of non-marketable equity securities held in other financial institutions	3,386	(17,026)	(3,199)
Paydowns and proceeds from non-mortgage loans held for sale	—	—	13,260
Originations of mortgage warehouse loans	(4,306,171)	(4,495,650)	(4,343,469)
Proceeds from pay-offs of mortgage warehouse loans	4,239,381	4,542,822	4,344,800
Net increase in loans, excluding mortgage warehouse and loans held for sale	(290,278)	(601,153)	(179,383)
Purchase of bank-owned life insurance	(4,500)	(4,000)	—
Return of capital on limited partnership investments	503	456	844
Capital calls on limited partnership investments	(1,521)	(2,838)	(2,175)
Purchases of premises and equipment	(11,152)	(5,482)	(3,031)
Proceeds from sales of premises and equipment	27	111	4,411
Proceeds from sales of other real estate owned	470	516	3,244
Net cash used in investing activities	(291,185)	(764,927)	(197,650)

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)

	Years Ended December 31,
Cash flows from financing activities:	2019	2018	2017
Net increase in deposits	445,474	271,124	68,748
Proceeds from long-term FHLB advances	100,000	250,000	—
Repayments on long-term FHLB advances	(101,649)	(51,342)	(1,294)
Proceeds from short-term FHLB advances	2,815,000	667,065	—
Repayments on short-term FHLB advances	(2,815,000)	(567,065)	—
Net increase in other borrowed funds	—	1,164	—
Net (decrease) increase in securities sold under agreements to repurchase	(23,597)	4,135	2,733
Dividends paid	(5,863)	(5,941)	(6,996)
Taxes paid related to net share settlement of equity awards	—	(25)	(348)
Cash received from exercise of stock options	166	559	123
Proceeds from issuance of common stock, net of offering expenses	—	95,178	—
Redemption of Series SBLF preferred stock	—	(48,260)	—
Common stock repurchased	(10,059)	—	—
Net cash provided by financing activities	404,472	616,592	62,966
Net increase (decrease) in cash and cash equivalents	174,840	(70,509)	(72,696)
Cash and cash equivalents at beginning of period	116,678	187,187	259,883
Cash and cash equivalents at end of period	$291,518	$116,678	$187,187

Interest paid	$53,227	$34,390	$22,686
Income taxes paid	10,023	675	5,268
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	2,659	—	—
Real estate acquired in settlement of loans	1,577	1,057	749
Conversion of Series D preferred stock to common stock	—	16,998	—
Fair value of common stock issued in conjunction with business combination	—	2,706	—

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
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), doing business as Thomas & Farr Agency, and Reeves, Coon and Funderburg ("RCF"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
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
Operating Segments.    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts, all with similar operating and economic characteristics. While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

At December 31, 2019 and 2018 the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 12 - Derivative Financial Instruments. At December 31, 2019 and 2018 the Company had no reserve requirement for cash balances with the Federal Reserve.
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
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas ("FRB") or the Federal Home Loan Bank of Dallas ("FHLB"), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company's remaining equity investments in other financial institutions, totaling $12.1 million and $11.7 million at December 31, 2019 and 2018, respectively, qualify for the practicability exception under Accounting Standards Update ("ASU") 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and was determined not to be impaired for the years ended December 31, 2019, 2018 and 2017.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans include nonperforming loans and loans modified in troubled debt restructurings ("TDRs"). TDRs are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (1) the borrower is experiencing financial difficulty and (2) the restructuring constitutes a concession. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company assesses all loan modifications to determine whether they constitute a TDR. All TDRs are considered impaired loans. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.
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
Leases. The Company adopted ASU No. 2016-02 — Leases (Topic 842) as of January 1, 2019, and recorded a $19.7 million right-of-use ("ROU") asset offset by a $19.4 million lease liability, recognizing a net after tax $321,000 cumulative effect adjustment credit to retained earnings. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification. The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its balance sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Derivative Instruments and Hedging Activities.    All derivatives are recorded on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. During the term of a cash flow hedge contract the effective portion of changes in fair value in the derivative instrument are recorded in accumulated other comprehensive income. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. Note 12 - Derivative Financial Instruments describes the derivative instruments currently used by the Company and discloses how these derivatives impact its consolidated balance sheets and statements of income.
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
Other Real Estate Owned.    Other real estate owned ("OREO") represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell, at the date of foreclosure establishing a new cost basis. Fair value is determined based on third party appraisals. Any subsequent capital improvements that increase value are added to the balance of the properties. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2019 and 2018, the balance of OREO was $4.7 million and $3.7 million, respectively, and included as a component of other assets in the accompanying consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2019 and 2018.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no penalties or related interest for the years ended December 31, 2019, 2018 or 2017. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
All of the Company's investments in limited partnerships, LLCs, and other companies are privately held, and their fair values are not readily available. Management evaluates the investments in investees for impairment based on the investee's ability to generate cash through its operations or obtain alternative financing, and other subjective factors. There are inherent risks associated with investments in such companies, which may result in volatility in the consolidated statements of income in future periods.
At December 31, 2019 and 2018, investments in limited partnerships, LLCs and other privately held companies totaled $16.0 million and $14.5 million, respectively, and were included in other assets in the accompanying consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2019 and 2018, the Company had investments in tax credit entities of $9.0 million and $10.6 million, respectively, which are included in other assets in the accompanying consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. It also changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this ASU also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the consolidated financial statements. This ASU requires an entity to present the earnings effect of the hedging instrument in the same line item in the statement of income in which the earnings effect of the hedged item is reported. For public entities, these amendments were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application was permitted. The Company analyzed its hedges and determined that the amendments in this ASU were not applicable to any hedge relationships in effect and therefore, no transition adjustment was necessary. The Company adopted this ASU during the first quarter of 2018.
ASU No. 2016-15 —Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this guidance on January 1, 2018, and, as a result, reclassified $844,000 of return of capital proceeds from limited partnership investments from operating activities to investing activities for the year ended December 31, 2017.
ASU No. 2016-02 — Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of use ("ROU") asset on the balance sheet for operating leases. Accounting for finance (formerly known as capital) leases is substantially unchanged. The Company adopted this ASU as of January 1, 2019. Please see the Leases paragraphs above in this footnote for more information.
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
The majority of the Company's revenue is generated from sources outside the scope of Topic 606. Interest and fees on loans, income from investment securities and mortgage banking revenue are all outside the scope of Topic 606 and are recorded in adherence with U.S. GAAP. Service charges and fees on deposit accounts, credit card interchange, insurance commission and fee income, as well as gains and losses on the sale of other assets including OREO are within the scope of Topic 606; however, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Descriptions of the Company's revenue generating activities that are within the scope of Topic 606 are described below.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The Company prospectively adopted ASU 2018-15 effective October 1, 2018. As a result of this implementation, capitalized costs relating to internal use software totaled $455,000 at December 31, 2018, and are expensed over the useful life of the contract rather than expensed as incurred. The asset is reflected on the consolidated balance sheets in accrued interest receivable and other assets and the related amortization expense is reflected in data processing expense on the consolidated statements of income.
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; collectively, the "ASUs". These ASUs introduce and amend ASC Topic 326, Financial Instruments - Credit Losses and amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the current incurred loss approach and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This guidance also changes the accounting for purchased loans and securities with credit deterioration.
Topic 326 also applies to off-balance sheet exposures such as unfunded loan commitments, letters of credit and other financial guarantees. Expected credit losses related to off-balance sheet exposures will be presented as a liability rather than as an allowance.
The ASUs allow for certain accounting policy elections related to the treatment of accrued interest, the amortized cost components of charged-off balances, the treatment of prepayment assumptions related to discounted cash flow methodology and a limited use of the fair value option.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Topic 326 retains many of the current required disclosures, expands certain disclosures and adds some additional disclosures. For available for sale debt securities, entities are required to determine whether all or a portion of the unrealized loss on those securities is a credit loss. The guidance also eliminates the option for management to consider the length of time a security has been in an unrealized loss position as a factor in determining whether or not a credit loss exists. Topic 326 requires that credit losses be presented as an allowance for credit losses rather than as a direct write-down of the investment balance. This change allows improvements in credit quality to be recognized in earnings.
The Company has made significant changes in the processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In order to validate the operations and outputs associated with these ASUs, the Company is running parallel models and has made substantial progress toward (1) defining risk characteristics and creating loan pools based on those characteristics, (2) determining internal and external data sources that will be used, (3) deciding the loss methodologies that will be used, (4) calculating historical loss data and making appropriate adjustments using internal and external sources, (5) developing and refining an economic forecasting model, (6) documenting processes, procedures and model assumptions, (7) developing accounting policies relevant to the credit loss estimation process and (8) developing internal control procedures around the credit loss estimation process. For public business entities that are SEC filers, the ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will implement these amendments in its fiscal year beginning January 1, 2020.
Upon adoption of these ASUs, the Company recognized a one-time, after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.3 million and decreasing the off-balance sheet reserve by $382,000. The Company's held-to-maturity and available for sale securities were not materially affected by the adoption of this ASU due to the nature of the portfolios which consist of approximately 73% of U.S. government agency and mortgage-backed securities. Our adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in the loss estimation models or factors.
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in Financial Accounting Standards Board ("FASB") Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. For public business entities that file reports with the SEC, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The implementation of this ASU will not materially impact the consolidated financial statements. Certain fair value disclosures will be revised to comply with this ASU.
ASU No. 2019-10, Financial Instruments —Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). ASU 2019-10 defers the effective dates related to (1) ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses), (2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Hedging) and (3) ASU 2016-02, Leases (Topic 842) (Leases) for non-SEC filers. The ASU amends the effective date for SEC filers for ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to periods beginning after December 15, 2019, aligning it with the effective date for Credit Losses. The impact of this ASU alleviates step 2 of the goodwill impairment test effective January 1, 2020. The implementation of this ASU will not materially impact the consolidated financial statements or disclosures. The effective date of this ASU was November 15, 2019.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments in the update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the consolidated financial statements and disclosures.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Basic earnings per common share	2019	2018	2017
Net income	$53,882	$51,605	$14,669
Less: Dividends to preferred stock (1)	—	1,923	4,461
Net income allocated to participating stockholders (1) (2)	—	1,029	377
Net income available to common stockholders (3)	$53,882	$48,653	$9,831
Weighted average common shares outstanding	23,470,746	21,995,990	19,418,278
Basic earnings per common share	$2.30	$2.21	$0.51
Diluted earnings per common share
Diluted earnings applicable to common stockholders (3)	$53,882	$48,819	$9,861
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	23,470,746	21,995,990	19,418,278
Dilutive effect of common stock options	203,319	198,439	216,134
Weighted average diluted common shares outstanding	23,674,065	22,194,429	19,634,412
Diluted earnings per common share	$2.28	$2.20	$0.50
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
State and municipal securities	$96,180	$3,039	$(35)	$99,184
Corporate bonds	16,037	780	—	16,817
U.S. government and agency securities	5,063	183	(8)	5,238
Commercial mortgage-backed securities	11,882	262	—	12,144
Residential mortgage-backed securities	204,650	3,105	(249)	207,506
Commercial collateralized mortgage obligations	4,321	73	—	4,394
Residential collateralized mortgage obligations	154,925	1,186	(324)	155,787
Total	$493,058	$8,628	$(616)	$501,070
Held to maturity:
State and municipal securities	$28,620	$903	$—	$29,523
Securities carried at fair value through income:
State and municipal securities(1)	$11,070	$—	$—	$11,513

December 31, 2018
Available for sale:
State and municipal securities	$99,780	$1,266	$(163)	$100,883
Corporate bonds	10,997	102	(65)	11,034
U.S. government and agency securities	61,122	82	(54)	61,150
Commercial mortgage-backed securities	16,672	94	—	16,766
Residential mortgage-backed securities	188,058	417	(2,160)	186,315
Residential collateralized mortgage obligations	202,422	315	(3,241)	199,496
Total	$579,051	$2,276	$(5,683)	$575,644
Held to maturity:
State and municipal securities	$19,169	$—	$(33)	$19,136
Securities carried at fair value through income:
State and municipal securities(1)	$11,503	$—	$—	$11,361
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31, 2019 and 2018, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows. There were no losses on held to maturity securities at December 31, 2019.

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$6,996	$(35)	$—	$—	$6,996	$(35)
U.S. government and agency securities	—	—	663	(8)	663	(8)
Residential mortgage-backed securities	29,184	(151)	14,917	(98)	44,101	(249)
Residential collateralized mortgage obligations	20,266	(118)	24,275	(206)	44,541	(324)
Total	$56,446	$(304)	$39,855	$(312)	$96,301	$(616)

December 31, 2018
Available for sale:
State and municipal securities	$13,101	$(50)	$8,463	$(113)	$21,564	$(163)
Corporate bonds	7,932	(65)	—	—	7,932	(65)
U.S. government and agency securities	56,271	(54)	—	—	56,271	(54)
Residential mortgage-backed securities	18,836	(65)	77,471	(2,095)	96,307	(2,160)
Residential collateralized mortgage obligations	14,711	(79)	120,601	(3,162)	135,312	(3,241)
Total	$110,851	$(313)	$206,535	$(5,370)	$317,386	$(5,683)
Held to maturity:
State and municipal securities	$13,921	$(33)	$—	$—	$13,921	$(33)

At December 31, 2019, the Company had 54 individual securities with unrealized losses. The unrealized losses for each of the securities relate to market interest rate changes. The Company has considered the current market for the securities in an unrealized loss position, as well as the severity and duration of the impairments, and expects that the value will recover. Management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
Proceeds from sales of securities available for sale and gross gains for the years ended December 31, 2019 and 2018. There were no security sales during the year ended December 31, 2017.

	December 31,
(Dollars in thousands)	2019	2018
Proceeds from sales	$27,766	$20,877
Gross realized gains	161	381
Gross realized losses	(141)	(389)
Tax expense (benefit) related to securities gains/losses	4	(2)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2019, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,998	$4,020
Due after one year through five years	13,415	13,498	46,610	48,698
Due after five years through ten years	15,205	16,025	50,419	52,176
Due after ten years	—	—	16,253	16,345
Commercial mortgage-backed securities	—	—	11,882	12,144
Residential mortgage-backed securities	—	—	204,650	207,506
Commercial collateralized mortgage obligations	—	—	4,321	4,394
Residential collateralized mortgage obligations	—	—	154,925	155,787
Total	$28,620	$29,523	$493,058	$501,070

The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

	December 31,
(Dollars in thousands)	2019	2018
Carrying value of securities pledged to secure public deposits	$285,552	$364,055
Carrying value of securities pledged to repurchase agreements	20,356	48,847

Note 4 - Loans
Loans consist of the following:

	December 31,
(Dollars in thousands)	2019	2018
Loans held for sale	$64,837	$52,210
Loans held for investment:
Loans secured by real estate:
Commercial real estate	$1,296,847	$1,228,402
Construction/land/land development	517,688	429,660
Residential real estate	689,555	629,714
Total real estate	2,504,090	2,287,776
Commercial and industrial	1,343,475	1,272,566
Mortgage warehouse lines of credit	274,659	207,871
Consumer	20,971	20,892
Total loans held for investment(1)	4,143,195	3,789,105
Less: Allowance for loan losses	37,520	34,203
Net loans held for investment	$4,105,675	$3,754,902
____________________________

(1)	Includes net deferred loan fees of $3.6 million and $3.2 million at December 31, 2019 and 2018, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Included in total loans held for investment were $17.7 million and $18.6 million of commercial real estate loans for which the fair value option was elected as of December 31, 2019 and 2018, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
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

• Loss (0)	This grade includes "Loss" loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Loans held for investment by credit quality indicator at December 31, 2019 and 2018, were as follows:

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$1,269,493	$12,479	$14,875	$—	$—	$1,296,847
Construction/land/land development	512,901	149	4,638	—	—	517,688
Residential real estate	680,046	1,558	7,951	—	—	689,555
Total real estate	2,462,440	14,186	27,464	—	—	2,504,090
Commercial and industrial	1,277,564	28,478	37,433	—	—	1,343,475
Mortgage warehouse lines of credit	274,659	—	—	—	—	274,659
Consumer	20,808	—	163	—	—	20,971
Total loans held for investment	$4,035,471	$42,664	$65,060	$—	$—	$4,143,195

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$1,206,194	$3,101	$19,107	$—	$—	$1,228,402
Construction/land/land development	426,770	157	2,733	—	—	429,660
Residential real estate	617,996	1,142	10,576	—	—	629,714
Total real estate	2,250,960	4,400	32,416	—	—	2,287,776
Commercial and industrial	1,190,718	34,964	46,884	—	—	1,272,566
Mortgage warehouse lines of credit	207,871	—	—	—	—	207,871
Consumer	20,712	—	180	—	—	20,892
Total loans held for investment	$3,670,261	$39,364	$79,480	$—	$—	$3,789,105

The following tables present the Company's loan portfolio aging analysis at the dates indicated:

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Commercial real estate	$917	$—	$5,891	$6,808	$1,290,039	$1,296,847	$—
Construction/land/land development	3,569	133	56	3,758	513,930	517,688	—
Residential real estate	2,174	1,918	913	5,005	684,550	689,555	—
Total real estate	6,660	2,051	6,860	15,571	2,488,519	2,504,090	—
Commercial and industrial	1,588	1,037	11,545	14,170	1,329,305	1,343,475	—
Mortgage warehouse lines of credit	—	—	—	—	274,659	274,659	—
Consumer	164	35	40	239	20,732	20,971	—
Total loans held for investment	$8,412	$3,123	$18,445	$29,980	$4,113,215	$4,143,195	$—

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Commercial real estate	$458	$1,409	$7,224	$9,091	$1,219,311	$1,228,402	$—
Construction/land/land development	2,657	—	435	3,092	426,568	429,660	—
Residential real estate	2,137	527	4,149	6,813	622,901	629,714	—
Total real estate	5,252	1,936	11,808	18,996	2,268,780	2,287,776	—
Commercial and industrial	276	8,263	6,157	14,696	1,257,870	1,272,566	—
Mortgage warehouse lines of credit	—	—	—	—	207,871	207,871	—
Consumer	383	8	2	393	20,499	20,892	—
Total loans held for investment	$5,911	$10,207	$17,967	$34,085	$3,755,020	$3,789,105	$—

The following tables detail activity in the allowance for loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Year Ended December 31, 2019
Loans secured by real estate:	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Commercial real estate	$8,999	$1,420	$341	$2,093	$10,013
Construction/land/land development	3,331	38	40	378	3,711
Residential real estate	5,705	265	185	707	6,332
Commercial and industrial	15,616	8,231	3,627	5,948	16,960
Mortgage warehouse lines of credit	316	29	—	(25)	262
Consumer	236	148	48	106	242
Total	$34,203	$10,131	$4,241	$9,207	$37,520
____________________________

(1)
The $9.6 provision for credit losses on the consolidated statements of income includes a $9.2 million net loan loss provision and a $361,000 provision for off-balance sheet commitments for the year ended December 31, 2019.

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
____________________________

(1)
The $1.0 million provision for credit losses on the consolidated statements of income includes a $1.6 million net loan loss provision and an $567,000 release of provision for off-balance sheet commitments for the year ended December 31, 2018.

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
____________________________

(1)
The $8.3 million provision for credit losses on the consolidated statements of income includes a $8.2 million loan loss provision and a $117,000 provision for off-balance sheet commitments for the year ended December 31, 2017.

The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$3	$10,010	$7,446	$1,271,731
Construction/land/land development	3	3,708	4,329	513,359
Residential real estate	21	6,311	4,937	684,618
Commercial and industrial	168	16,792	15,662	1,327,813
Mortgage warehouse lines of credit	—	262	—	274,659
Consumer	4	238	100	20,871
Total	$199	$37,321	$32,474	$4,093,051
____________________________

(1)
Excludes $17.7 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at either December 31, 2019 or 2018.

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,788	$7,375	$71	$7,446	$3
Construction/land/land development	4,692	4,256	73	4,329	3
Residential real estate	5,846	4,407	530	4,937	21
Total real estate	21,326	16,038	674	16,712	27
Commercial and industrial	22,857	14,385	1,277	15,662	168
Consumer	110	—	100	100	4
Total impaired loans	$44,293	$30,423	$2,051	$32,474	$199

(Dollars in thousands)	December 31, 2018
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,894	$8,725	$48	$8,773	$5
Construction/land/land development	1,329	838	179	1,017	19
Residential real estate	7,815	6,092	784	6,876	68
Total real estate	20,038	15,655	1,011	16,666	92
Commercial and industrial	18,883	15,806	622	16,428	255
Consumer	202	—	184	184	19
Total impaired loans	$39,123	$31,461	$1,817	$33,278	$366
The average recorded investment and interest income recognized on impaired loans while classified as impaired for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019		2018		2017
Loans secured by real estate:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$8,842	$21	$9,901	$67	$7,046	$165
Construction/land/land development	1,266	8	1,401	16	1,053	10
Residential real estate	5,090	22	7,529	60	9,398	75
Total real estate	15,198	51	18,831	143	17,497	250
Commercial and industrial	16,449	49	14,814	199	40,316	375
Consumer	150	3	251	5	244	7
Total impaired loans	$31,797	$103	$33,896	$347	$58,057	$632

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. TDRs are included in certain loan categories within impaired loans. At December 31, 2019, there were no unfunded commitments to advance on impaired loans.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Non-performing (nonaccrual) loans held for investment were as follows:

(Dollars in thousands)	December 31,
Loans secured by real estate:	2019	2018
Commercial real estate	$6,994	$8,281
Construction/land/land development	4,337	935
Residential real estate	5,132	6,668
Total real estate	16,463	15,884
Commercial and industrial	14,520	15,792
Consumer	163	180
Total nonaccrual loans	$31,146	$31,856

For the years ended December 31, 2019, 2018 and 2017, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $1.5 million, $1.4 million and $1.3 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended December 31, 2019, 2018 or 2017.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate in accordance with U.S. GAAP. The Company had $927,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at December 31, 2019, and $741,000 at December 31, 2018. There were no nonaccrual loans held for investment that were recorded using the fair value option election at December 31, 2019, or December 31, 2018.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	December 31,
TDRs	2019	2018
Nonaccrual TDRs	$6,609	$5,793
Performing TDRs	1,843	2,054
Total	$8,452	$7,847
The following tables present the pre-modification balance of TDR modifications that occurred during the periods indicated and the ending balances by concession type as of each period presented.

(Dollars in thousands)	Year Ended December 31, 2019
Loans secured by real estate:	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Construction/land/land development	1	$361	$—	$—	$343	$343
Residential real estate	2	2,516	—	—	2,410	2,410
Total real estate	3	2,877	—	—	2,753	2,753
Commercial and industrial	5	1,314	852	—	—	852
Consumer	1	11	9	—	—	9
Total	9	$4,202	$861	$—	$2,753	$3,614

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended December 31, 2018
Loans secured by real estate:	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Commercial real estate	1	$252	$150	$—	$—	$150
Residential real estate	6	428	48	19	331	398
Total real estate	7	680	198	19	331	548
Commercial and industrial	3	198	180	—	14	194
Consumer	1	33	—	—	29	29
Total	11	$911	$378	$19	$374	$771

(Dollars in thousands)	Year Ended December 31, 2017
Loans secured by real estate:	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination	Total Modifications
Commercial real estate	4	$2,071	$2,057	$—	$—	$2,057
Residential real estate	3	133	38	—	210	248
Total real estate	7	2,204	2,095	—	210	2,305
Commercial and industrial	8	10,799	9,882	—	40	9,922
Consumer	1	49	45	—	—	45
Total	16	$13,052	$12,022	$—	$250	$12,272

During the year ended December 31, 2019, two loans with a combined outstanding principal balance of $117,000 defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2018, no loans defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2017, one loan with an outstanding principal balance of $241,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the year ended December 31, 2019, did not significantly impact the Company's determination of the allowance for loan losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan losses continues to be reassessed on the basis of an individual evaluation of each loan.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2019 and 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2019 or 2018.

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,011	$38,173	$99,184
Corporate bonds	—	16,817	—	16,817
U.S. government agency securities	—	5,238	—	5,238
Commercial mortgage-backed securities	—	12,144	—	12,144
Residential mortgage-backed securities	—	207,506	—	207,506
Commercial collateralized mortgage obligations	—	4,394	—	4,394
Residential collateralized mortgage obligations	—	155,787	—	155,787
Securities available for sale	—	462,897	38,173	501,070
Securities carried at fair value through income	—	—	11,513	11,513
Loans held for sale	—	36,977	—	36,977
Loans at fair value	—	—	17,670	17,670
Mortgage servicing rights	—	—	20,697	20,697
Other assets - derivatives	—	9,384	—	9,384
Total recurring fair value measurements - assets	$—	$509,258	$88,053	$597,311

Other liabilities - derivatives	$—	$(9,488)	$—	$(9,488)
Total recurring fair value measurements - liabilities	$—	$(9,488)	$—	$(9,488)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,522	$39,361	$100,883
Corporate bonds	—	11,034	—	11,034
U.S. treasury securities	55,515	—	—	55,515
U.S. government agency securities	—	5,635	—	5,635
Commercial mortgage-backed securities	—	16,766	—	16,766
Residential mortgage-backed securities	—	186,315	—	186,315
Residential collateralized mortgage obligations	—	199,496	—	199,496
Securities available for sale	55,515	480,768	39,361	575,644
Securities carried at fair value through income	—	—	11,361	11,361
Loans held for sale	—	21,562	—	21,562
Loans at fair value	—	—	18,571	18,571
Mortgage servicing rights	—	—	25,114	25,114
Other assets - derivatives	—	3,563	—	3,563
Total recurring fair value measurements - assets	$55,515	$505,893	$94,407	$655,815

Other liabilities - derivatives	$—	$(2,846)	$—	$(2,846)
Total recurring fair value measurements - liabilities	$—	$(2,846)	$—	$(2,846)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(7,012)	—	—
Other noninterest income	124	—	—	586
Gain (loss) recognized in AOCI	—	—	1,673	—
Purchases, issuances, sales and settlements:
Originations	—	2,595	—	—
Sales	—	—	(2,861)	—
Settlements	(1,025)	—	—	(434)
Balance at December 31, 2019	$17,670	$20,697	$38,173	$11,513

Balance at January 1, 2018	$26,611	$24,182	$42,015	$12,033
Losses recognized in earnings:
Mortgage banking revenue(1)	—	(963)	—	—
Other noninterest income	(389)	—	—	(258)
Loss recognized in AOCI	—	—	(597)	—
Purchases, issuances, sales, and settlements:
Originations	—	1,895	—	—
Purchases	—	—	259	—
Settlements	(7,651)	—	(2,316)	(414)
Balance at December 31, 2018	$18,571	$25,114	$39,361	$11,361
____________________________

(1)	Mortgage banking revenue includes changes in fair value due to market changes and run-off.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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

	December 31,
	2019	2018
Prepayment speed	12.46%	9.90%
Discount rate	9.55	10.42

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2019 and 2018, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	December 31, 2019
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$36,977	$36,037	$940
Commercial real estate loans held for investment(2)	17,670	17,366	304
Securities carried at fair value through income	11,513	11,070	443
Total	$66,160	$64,473	$1,687
____________________________

(1)
A total of $927,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2019. Of this balance, the Company had guarantees receivable from U.S. Government agencies totaling $709,000.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2019.

	December 31, 2018
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$21,562	$21,173	$389
Commercial real estate loans held for investment(2)	18,571	18,391	180
Securities carried at fair value through income	11,361	11,503	(142)
Total	$51,494	$51,067	$427
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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2019	2018	2017
Mortgage banking revenue	$550	$(163)	$477
Other income:
Loans at fair value held for investment	124	(389)	(712)
Securities carried at fair value through income	586	(258)	(97)
Total impact on other income	710	(647)	(809)
Total fair value option impact on noninterest income (1)	$1,260	$(810)	$(332)
____________________________

(1)	The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 9 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both December 31, 2019 and 2018. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Loans Held for Investment
For loans held for investment for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at December 31, 2019, and ranged from 290 to 413 basis points at December 31, 2018. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $39.8 million at December 31, 2019, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $27.9 million and $30.6 million, respectively, at December 31, 2019 and 2018, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 9 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Impaired Loans
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. The fair value of impaired loans with specific allocated losses was $1.9 million and $1.4 million at December 31, 2019 and 2018, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $4.7 million and $3.7 million at December 31, 2019 and 2018, respectively. At December 31, 2019, the Company had $786,000 in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31,
Financial assets:	2019		2018
Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$291,518	$291,518	$116,678	$116,678
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	39,808	39,808	42,149	42,149
Accrued interest and loan fees receivable	16,430	16,430	16,454	16,454
Level 3 inputs:
Securities held to maturity	28,620	29,523	19,169	19,136
Loans held for investment, net(1)	4,088,005	3,940,347	3,736,331	3,605,142
Financial liabilities:
Level 2 inputs:
Deposits	4,228,612	4,081,430	3,783,138	3,537,283
FHLB advances and other borrowings	417,190	425,318	445,224	444,286
Junior subordinated debentures	9,671	10,717	9,644	10,723
Accrued interest payable	2,822	2,822	2,679	2,679
____________________________

(1)	Loans held for investment, net does not include loans for which the fair value option had been elected at December 31, 2019 or 2018, as these loans are carried at fair value on a recurring basis.
Note 6 - Premises and Equipment
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2019	2018
Land, buildings and improvements	$83,161	$82,114
Furniture, fixtures and equipment	27,911	24,946
Leasehold improvements	15,790	11,345
Construction in process	407	1,715
	127,269	120,120
Accumulated depreciation	(46,812)	(45,106)
Total	$80,457	$75,014

Depreciation expense for premises and equipment totaled $5.4 million, $4.9 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 7 - Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2038.
The balance sheet details and components of the Company's lease expense were as follows:

(Dollars in thousands)	December 31, 2019
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$24,013
Operating lease liabilities (included in Accrued expenses and other liabilities)	25,810
Finance lease liabilities (included in Accrued expenses and other liabilities)	248

Weighted average remaining lease term (years) - operating leases	9.58
Weighted average discount rate - operating leases	3.49%

(Dollars in thousands)	Year Ended December 31, 2019
Lease expense:
Operating lease expense	$4,716
Other lease expense	245
Total lease expense	$4,961
Right of use assets obtained in exchange for new operating lease liabilities	$1,256

Total lease expense was $4.4 million and $4.2 million for the year ended December 31, 2018 and 2017. Maturities of operating lease liabilities at December 31, 2019, were as follows:

December 31, 2019
Year 1	$4,703
Year 2	4,079
Year 3	3,826
Year 4	3,402
Year 5	2,349
Year 6 and thereafter	12,513
Total lease payments	30,872
Less: Imputed interest	5,062
Total lease obligations	$25,810

The Company had one sale-leaseback transaction from 2017 that resulted in a loss on sale. The loss was previously deferred and was being amortized to lease expense over the term of the lease. Upon the Company's adoption of ASU 2016-02, the deferred loss of $962,000 was combined with the ROU asset.
Supplemental cash flow related to leases was as follows:

Year Ended December 31, 2019
Cash paid for operating leases	$4,796

Note 8 - Goodwill and Other Intangible Assets
There were no changes to the carrying amount of the Company's goodwill during the year ended December 31, 2019. During 2018, the Company recorded goodwill totaling $4.5 million and other intangible assets totaling $4.9 million in connection with the Reeves, Coon & Funderburg acquisition.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The components of the Company's goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2019	Gross	Accumulated Amortization	Net
Goodwill	$26,741	$—	$26,741
Other intangible assets:
Core deposit intangibles	1,260	(1,091)	169
Relationship based intangibles	7,304	(2,781)	4,523
Tradename	186	(124)	62
Non-compete	270	(225)	45
Total	$35,761	$(4,221)	$31,540
December 31, 2018
Goodwill	$26,741	$—	$26,741
Other intangible assets:
Core deposit intangibles	1,260	(945)	315
Relationship based intangibles	7,304	(1,819)	5,485
Tradename	186	(46)	140
Non-compete	270	(90)	180
Total	$35,761	$(2,900)	$32,861

Amortization expense on other intangible assets totaled $1.3 million, $961,000 and $518,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.
Estimated future amortization expense for intangible assets remaining at December 31, 2019, was as follows:

(Dollars in thousands) Years Ended December 31,
2020	$1,060
2021	844
2022	689
2023	582
2024	488
Thereafter	1,136
Total	$4,799

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 9 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Years Ended December 31,
Mortgage banking revenue	2019	2018	2017
Origination	$1,000	$854	$1,281
Gain on sale of loans held for sale	6,943	6,403	11,615
Servicing	6,547	7,081	7,872
Total gross mortgage revenue	14,490	14,338	20,768
Mortgage derivatives gain (loss)	979	(725)	(205)
MSR change due to payoffs and paydowns	(4,087)	(3,618)	(4,005)
MSR and hedge fair value adjustment	927	(400)	(249)
Gain (loss) on MSR sale (1)	—	25	(503)
Mortgage banking revenue	$12,309	$9,620	$15,806
____________________________

(1)	Amount shown during the year ended December 31, 2018, reflects final settlement on a loan servicing portfolio sold during the year ended December 31, 2017.
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 12 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of period	$25,114	$24,182	$29,385
Origination of servicing rights	2,595	1,895	3,061
Change in fair value, including amortization, net	(7,012)	(963)	(6,014)
Sale of servicing rights	—	—	(2,250)
Balance at end of period	$20,697	$25,114	$24,182

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company incurred $33,000 in mortgage loan servicing putback expense for the year ended December 31, 2019, and $106,000 for the year ended December 31, 2017. The Company incurred no mortgage loan servicing putback expense for the year ended December 31, 2018. At December 31, 2019 and 2018, the reserve for mortgage loan servicing putback expenses totaled $229,000 and $196,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans totaling $27.9 million and $30.6 million at December 31, 2019 and 2018, respectively, were reported as held for sale at lower of cost or market and included in mortgage loans held for sale and FHLB advances and other borrowings in the consolidated financial statements.
Note 10 - Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Noninterest-bearing demand	$1,077,706	$951,015
Interest bearing demand	776,037	738,725
Money market	1,277,053	815,997
Brokered (1)	152,556	332,341
Savings	154,450	148,508
Time deposits (1)	790,810	796,552
Total Deposits	$4,228,612	$3,783,138
____________________________

(1)	There were no brokered time deposits at December 31, 2019, and $7.9 million time deposits included in the brokered category at December 31, 2018.
Municipal deposits totaled $423.8 million and $395.0 million at December 31, 2019 and 2018, respectively.
Included in time deposits at December 31, 2019 and 2018, are $319.1 million and $364.1 million, respectively, of time deposits in denominations of $250,000 or more, inclusive of any brokered time deposits.
Maturities of time deposits, at December 31, 2019, are as follows:

(Dollars in thousands)
Year Ended December 31,
2020	$560,177
2021	142,889
2022	45,210
2023	18,032
2024	24,502
Total	$790,810

At December 31, 2019 and 2018, overdrawn deposits of $1.1 million and $841,000, respectively, were reclassified as unsecured loans.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 11 - Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Overnight repurchase agreements with depositors	$16,717	$40,314
Short-term FHLB advances (1)	100,000	100,000
GNMA repurchase liability	27,860	30,649
Long-term FHLB advances (2)	272,613	274,261
Total FHLB advances and other borrowings	$417,190	$445,224
Junior subordinated debentures, net	$9,671	$9,644
__________________________

(1)
Short-term FHLB advances at December 31, 2019, carried a fixed interest rate of 1.35% and matured on January 2, 2020, and short-term FHLB advances at December 31, 2018, carried a fixed interest rate of 2.70%, and matured on January 2, 2019.

(2)	Includes a FHLB advance of $250.0 million at both December 31, 2019 and 2018, callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.
Short-Term Borrowings
As of December 31, 2019 and 2018, the Company had unsecured lines of credit for the purchase of federal funds in the amount of $180.0 million as of December 31, 2019 and 2018. The Company also had a $75.0 million secured repurchase line of credit as of December 31, 2019. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Securities sold under agreements to repurchase consist of the Company's obligations to other parties and mature on a daily basis. These obligations to other parties carried a daily average interest rate of 1.20% and 0.86% for the years ended December 31, 2019 and 2018, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2019, ranged from 1.65% to 5.72%, and at December 31, 2018, ranged from 1.65% to 5.72%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.
Scheduled maturities of long-term advances from the FHLB at December 31, 2019, are as follows:

(Dollars in thousands)
Years Ended December 31,
2020	$1,070
2021	1,117
2022	2,479
2023	4,253
2024	3,142
Thereafter (1)	260,552
Total	$272,613
__________________________

(1)	Includes a FHLB advances totaling $250.0 million callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien as of December 31, 2019 and 2018, were $601.9 million and $468.8 million, respectively.
Additionally, as of December 31, 2019 and December 31, 2018, the Company had the availability to borrow $855.1 million and $795.5 million, respectively, from the discount window at the Federal Reserve Bank of Dallas, with $1.09 billion and $1.05 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line as of December 31, 2019 or 2018.
Holding Company Line of Credit
During 2018, the Company entered into a Loan Agreement (the "Loan Agreement") with NexBank SSB ("Lender") pursuant to which the Lender will make one or more revolving credit loans of up to $50 million at any time that the Company may use for working capital and general corporate purposes. The principal amounts borrowed under the Loan Agreement will bear interest at a variable rate equal to the applicable one-month LIBOR rate plus 3.25%. The line of credit available to the Company under the Loan Agreement expires on October 5, 2021, or such date of the acceleration of the obligation pursuant to the Loan Agreement, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. There were no outstanding revolving credit loans under the Loan Agreement as of December 31, 2019 or 2018.
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
The following table is a summary of the terms of the current debentures at December 31, 2019:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	5.23%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	3.69	16.00
			$10,826
____________________________

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on October 29, 2019.

(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on December 12, 2019.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The balance of the debentures outstanding varies from the amounts carried on the consolidated balance sheets due to the remaining purchase discount of $1.2 million at both December 31, 2019 and 2018, which was established with the acquisition of the issuer of the First Louisiana Statutory Trust I securities, and which is being amortized over the remaining life of the securities using the interest method.
Note 12 - Derivative Financial Instruments
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at December 31, 2019, 2018 and 2017, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the years ended December 31, 2019 and 2018:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	December 31,		December 31,
Derivatives designated as cash flow hedging instruments:	2019	2018	2019	2018
Interest rate swaps included in other (liabilities) assets	$10,500	$10,500	$(101)	$152

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$217,633	$127,512	$8,425	$2,302
Interest rate swaps included in other liabilities	246,397	145,857	(9,278)	(2,625)
Forward commitments to purchase mortgage-backed securities included in other assets	200,000	140,000	242	709
Forward commitments to sell residential mortgage loans included in other liabilities	60,600	24,750	(109)	(221)
Interest rate-lock commitments on residential mortgage loans included in other assets	37,382	16,244	717	400
	$762,012	$454,363	$(3)	$565
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

The weighted-average rates paid and received for interest rate swaps at December 31, 2019 and 2018, were as follows:

	Weighted-Average Interest Rate
	December 31,
	2019		2018
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.81%	4.64%	4.81%	5.36%
Non-hedging interest rate swaps - financial institution counterparties	4.93	4.13	5.02	4.67
Non-hedging interest rate swaps - customer counterparties	4.18	4.93	4.73	5.05

Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2019	2018	2017
Amount of gain (loss) recognized in mortgage banking revenue (1)	$3,079	$(2,450)	$(259)
Amount of (loss) gain recognized in other non-interest income	(530)	584	707

____________________________

(1)
Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 9 - Mortgage Banking for more information on components of mortgage banking revenue.

Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all years presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

At December 31, 2019 and 2018, the Company had cash collateral on deposit with swap counterparties totaling $15.3 million and $1.9 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 13 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan ("2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at December 31, 2019. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At December 31, 2019, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 950,152 shares.
Share-based compensation cost charged to income for the years ended December 31, 2019, 2018 and 2017, is presented below:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Restricted stock	$2,247	$1,462	$1,180
Stock options(1)	—	—	(30)
Total stock compensation expense	$2,247	$1,462	$1,150
Related tax benefits recognized in net income	$472	$307	$403
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
The following table summarizes the Company's time-vested award activity:

	Years Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	174,407	$35.01	61,293	$24.61	84,019	$24.22
Granted	37,641	32.77	151,324	37.51	35,913	25.14
Vested	(59,344)	33.50	(36,209)	27.70	(55,003)	24.39
Forfeited	(3,255)	30.21	(2,001)	37.47	(3,636)	24.12
Nonvested shares, December 31,	149,449	$35.15	174,407	$35.01	61,293	$24.61

During the year ended December 31, 2019, no shares were retired by the Company upon vesting of restricted stock awards. During the year ended December 31, 2018, award recipients surrendered and the Company retired 910 shares to cover taxes owed upon the vesting of restricted stock awards. During the year ended December 31, 2017, award recipients surrendered and the Company retired 11,843 shares to cover taxes owed upon the vesting of restricted stock awards.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

At December 31, 2019, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.
Stock Option Grants
The Company issues common stock options to select officers and employees through individual agreements and as a result of obligations assumed in association with certain business combinations. As a result, both incentive and nonqualified stock options have been issued and may be issued in the future. The exercise price of each option varies by agreement and is based on either the fair value of the stock at the date of the grant in circumstances where option grants occurred or based on the previously committed exercise price in the case of options acquired through merger. No outstanding stock option has a term that exceeds twenty years, and all of the outstanding options are fully vested. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date fair-value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.
The table below summarizes the status of the Company's stock options and changes during the years ended December 31, 2019, 2018 and 2017.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2017	358,638	$11.37	7.79	$3,844
Exercised	(22,500)	12.29	—	304
Forfeited and expired	(16,638)	23.89	—	—
Outstanding at December 31, 2017	319,500	10.65	7.07	4,840
Exercised	(45,500)	12.29	—	—
Outstanding at December 31, 2018	274,000	10.38	6.75	6,493
Exercised	(20,000)	8.25	—	—
Outstanding at December 31, 2019	254,000	$10.55	5.81	$6,932
Exercisable at December 31, 2019	254,000	$10.55	5.81	$6,932
____________________________

(1)
The intrinsic value for stock options for periods at or prior to December 31, 2017, is calculated based on the difference between the weighted average exercised price of the underlying awards and the weighted average market price of the Company's common stock calculated over thirty days immediately prior to the last day of the Company's fiscal year.

Note 14 - Employee Retirement Plan
Defined Contribution Retirement Plan
The Company maintains the Origin Bancorp, Inc. Employee Retirement Plan ("Retirement Plan") that is a defined contribution benefit plan. During 2018, the Company amended and restated its Employee Stock Ownership Plan ("ESOP") as the Retirement Plan, a profit-sharing plan that allows contributions under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees who meet certain other requirements and employment classification criteria. Under the provisions of the Retirement Plan, the Company may make discretionary matching contributions on a percentage, not to exceed 6%, of a participant's elective deferrals. Any percentage(s) determined by the Company shall apply to all eligible persons for the entire plan year. Historically, the Company has matched 50% of the first 6% of eligible compensation deferred by a participant. Eligible compensation includes salaries, wages, overtime and bonuses, and excludes expense reimbursements and fringe benefits. In addition, the Company may make additional discretionary contributions out of current or accumulated net profit. Matching contributions are invested as directed by the participant. The total of the Company's contributions may not exceed limitations set forth in the Retirement Plan document or the maximum deductible under the Internal Revenue Code.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In 2018, as a result of the Company’s initial public offering, the presentation requirement of Retirement Plan shares as deducted from permanent stockholders’ equity in the consolidated balance sheets was removed. The change in presentation is seen in the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2018.
Other Benefit Plans
The Company has established non-qualified defined benefit plans for some of its key executives for which deferred compensation liabilities are recorded as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $9.8 million and $9.0 million as of December 31, 2019 and 2018, respectively. The expense recorded for the deferred compensation plan totaled $1.2 million for the year ended December 31, 2019, and $1.1 million for each of the years ended December 31, 2018 and 2017.
Note 15 - Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2019	2018	2017
Current	$14,232	$4,562	$715
Deferred	(2,513)	5,658	4,644
State income taxes:
Current	1,030	638	167
Deferred	(83)	(21)	287
Income tax expense	$12,666	$10,837	$5,813

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
A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is below:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$13,975	21.00%	$13,113	21.00%	$7,169	35.00%
Tax exempt revenue, net of nondeductible interest	(644)	(0.97)	(907)	(1.45)	(1,629)	(7.95)
Low-income housing tax credits, net of amortization	(514)	(0.77)	(691)	(1.11)	(624)	(3.05)
Other tax credits, net of add-backs	(1,218)	(1.83)	(1,218)	(1.95)	(1,002)	(4.89)
Bank-owned life insurance income	(158)	(0.24)	(150)	(0.24)	(221)	(1.08)
State income taxes, net of federal benefit	730	1.10	469	0.75	186	0.91
Stock-based compensation	(100)	(0.15)	(252)	(0.40)	(80)	(0.39)
Deferred tax write-down for enacted tax rate changes	—	—	231	0.37	1,972	9.63
Other	595	0.89	242	0.38	42	0.20
Total income tax expense	$12,666	19.03%	$10,837	17.35%	$5,813	28.38%

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2019	2018
Credit loss allowances	$8,557	$7,762
Deferred compensation and share-based compensation	3,698	2,471
Net operating loss carryforwards	1,245	1,238
Other	1,441	1,068
Gross deferred tax assets	14,941	12,539
Valuation allowance	(970)	(867)
Deferred tax assets net of valuation allowance	$13,971	$11,672

Deferred tax liabilities:
Basis difference in premises and equipment	$2,669	$1,655
Intangible assets	157	218
Mortgage servicing rights	4,472	5,426
Other	152	565
Gross deferred tax liabilities	7,450	7,864
Net deferred tax asset	$6,521	$3,808

At December 31, 2019, the Company has $3.7 million in Federal gross net operating loss carryforwards acquired in previous business combinations expiring between 2022 and 2028, and $11.1 million in state net operating losses. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused, and has established a $970,000 valuation allowance related to these carryforwards.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2016.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 16 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2017	$3,505	$(42)	$3,463
Net change	(2,225)	69	(2,156)
Balance at January 1, 2018	1,280	27	1,307
Net change	(4,157)	88	(4,069)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at January 1, 2019	(2,601)	121	(2,480)
Net change	9,013	(200)	8,813
Balance at December 31, 2019	$6,412	$(79)	$6,333
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

Note 17 - Capital and Regulatory Matters
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
The Company is subject to the Basel III regulatory capital framework ("Basel III Capital Rules"), which includes a 2.5% capital conservation buffer effective for the Company as of January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2019 and 2018, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The actual capital amounts and ratios of the Company and Bank at December 31, 2019 and 2018, are presented in the following table:

(Dollars in thousands) December 31, 2019	Actual		Minimum Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$561,630	11.74%	$334,785	7.00%	N/A	N/A
Origin Bank	551,060	11.55	333,924	7.00	$310,072	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	570,975	11.94	406,524	8.50	N/A	N/A
Origin Bank	551,060	11.55	405,479	8.50	381,627	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	610,305	12.76	502,175	10.50	N/A	N/A
Origin Bank	590,390	12.38	500,888	10.50	477,037	10.00
Leverage Ratio
Origin Bancorp, Inc.	570,975	10.91	209,298	4.00	N/A	N/A
Origin Bank	551,060	10.56	208,774	4.00	260,968	5.00
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	519,468	11.94	304,431	7.00	N/A	N/A
Origin Bank	508,826	11.73	303,621	7.00	$281,934	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	528,786	12.16	369,668	8.50	N/A	N/A
Origin Bank	508,826	11.73	368,683	8.50	346,996	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	564,437	12.98	456,647	10.50	N/A	N/A
Origin Bank	544,477	12.55	455,430	10.50	433,743	10.00
Leverage Ratio
Origin Bancorp, Inc.	528,786	11.21	188,711	4.00	N/A	N/A
Origin Bank	508,826	10.81	188,229	4.00	235,287	5.00

In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $86.5 million as of December 31, 2019.
Stock Repurchases
In a transaction that was consummated on August 2, 2019, we repurchased 300,000 shares of our common stock pursuant to our stock buyback program at a price per share of $33.50 for an aggregate purchase price of $10.1 million. As of the date of this report, approximately $29.9 million may still be purchased under the stock buyback program.
Note 18 - Commitments and Contingencies
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit	$1,374,055	$1,178,735
Standby letters of credit	39,344	46,860

In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2019 and 2018, these credit card guarantees totaled $489,000 and $772,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At December 31, 2019 and 2018, the Company had FHLB letters of credit totaling $228.0 million and $172.0 million, respectively, available to secure public deposits, and for other purposes required or permitted by law.
As of December 31, 2019, the Company held 21 unfunded letters of credit from the FHLB totaling $241.3 million with expiration dates ranging from January 15, 2020, to February 25, 2021. As of December 31, 2018, the Company held 16 unfunded letters of credit from the FHLB totaling $186.6 million with expiration dates ranging from February 14, 2019, to November 30, 2020.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $1.8 million and $1.4 million at December 31, 2019 and 2018, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 19 - Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2019 and 2018, were as follows:

(Dollars in thousands)	2019	2018
Balance, beginning of year	$1,328	$9,934
Advances	450	1,775
Principal repayments	(495)	(1,845)
Effect of changes in composition of related parties	(190)	(8,536)
Balance, end of year	$1,093	$1,328

Commitments to extend credit	$2,212	$3,420

None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2019 and 2018, amounted to $27.0 and $30.3 million, respectively.
Note 20 - Business Combinations
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 21 - Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2019	2018
Assets
Cash and cash equivalents	$5,909	$5,882
Investment in affiliates/subsidiaries	593,079	543,515
Other assets	10,531	10,393
Total assets	$609,519	$559,790
Liabilities and Stockholders' Equity
Junior subordinated debentures	$9,671	$9,644
Accrued expenses and other liabilities	586	367
Total liabilities	10,257	10,011
Stockholders' Equity
Common stock	117,405	118,633
Additional paid‑in capital	235,623	242,041
Retained earnings	239,901	191,585
Accumulated other comprehensive income (loss)	6,333	(2,480)
Total stockholders' equity	599,262	549,779
Total liabilities and stockholders' equity	$609,519	$559,790

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2019	2018	2017
Income:
Dividends from subsidiaries	$17,500	$4,500	$8,000
Other	470	2,052	41
Total income	17,970	6,552	8,041
Expenses:
Interest expense	7	—	—
Salaries and employee benefits	728	658	433
Other	2,121	2,015	1,384
Total expenses	2,856	2,673	1,817
Income before income taxes and equity in undistributed net income of subsidiaries	15,114	3,879	6,224
Income tax benefit	502	84	477
Income before equity in undistributed net income of subsidiaries	15,616	3,963	6,701
Equity in undistributed net income of subsidiaries	38,266	47,642	7,968
Net income	$53,882	$51,605	$14,669

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2019	2018	2017
Cash flows from operating activities:
Net income	$53,882	$51,605	$14,669
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9	9	11
Equity in undistributed net income of subsidiaries	(38,266)	(47,642)	(7,968)
Amortization of subordinated debentures discount	28	25	23
Stock compensation	283	356	78
Other, net	(153)	(2,543)	5,488
Net cash provided by operating activities	15,783	1,810	12,301
Cash flows from investing activities:
Capital contributed to subsidiaries	—	(45,794)	—
Net purchases of non-marketable equity securities held in other financial institutions	—	(2,213)	(2,065)
Net cash used in investing activities	—	(48,007)	(2,065)
Cash flows from financing activities:
Dividends paid	(5,863)	(5,941)	(6,996)
Taxes paid related to net share settlement of equity awards	—	(23)	(410)
Cash received on exercise of stock options	166	559	186
Proceeds from issuance of common stock	—	95,178	—
Payment to repurchase preferred stock	(10,059)	(48,260)	—
Net cash provided by (used by) financing activities	(15,756)	41,513	(7,220)
Net increase (decrease) in cash and cash equivalents	27	(4,684)	3,016
Cash and cash equivalents at beginning of year	5,882	10,566	7,550
Cash and cash equivalents at end of year	$5,909	$5,882	$10,566

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 22 - Summary of Quarterly Financial Statements (Unaudited)
The following tables present selected unaudited data from the Company's condensed consolidated quarterly statements of income for the quarterly periods within the years ended December 31, 2019 and 2018:

	Quarters Ended - 2019
(Dollars in thousands)	December 31	September 30	June 30	March 31
Total interest income	$56,719	$58,806	$57,063	$54,494
Total interest expense	12,624	14,184	14,094	12,468
Net interest income	44,095	44,622	42,969	42,026
Provision for credit losses	2,377	4,201	1,985	1,005
Net interest income after provision for credit losses	41,718	40,421	40,984	41,021
Non-interest income, exclusive of gain on sales of securities, net	10,818	12,860	11,176	11,604
Gain on sales of securities, net	—	20	—	—
Non-interest expense	36,534	35,064	37,095	35,381
Income before income taxes	16,002	18,237	15,065	17,244
Income tax expense	3,175	3,620	2,782	3,089
Net income	$12,827	$14,617	$12,283	$14,155
Basic earnings per common share (1)	$0.55	$0.62	$0.52	$0.60
Diluted earnings per common share (1)	0.55	0.62	0.52	0.60
____________________________

(1)
Due to the combined impact of the repurchase of common stock on the quarterly average common shares outstanding calculation compared to the impact of the repurchase of common stock on the year-to-date average common shares outstanding calculation, and the effect of rounding, the sum of the quarterly earnings per common share will not equal the year-to-date earnings per common share amount.

	Quarters Ended - 2018
(Dollars in thousands)	December 31	September 30	June 30	March 31
Total interest income	$53,058	$48,842	$44,752	$41,444
Total interest expense	10,997	9,345	7,582	6,720
Net interest income	42,061	39,497	37,170	34,724
Provision (benefit) for credit losses	1,723	504	311	(1,524)
Net interest income after provision for credit losses	40,338	38,993	36,859	36,248
Non-interest income, exclusive of (loss) on sales of securities, net	10,596	10,237	10,615	9,800
Loss on sales of securities, net	(8)	—	—	—
Non-interest expense	35,023	34,344	32,012	29,857
Income before income taxes	15,903	14,886	15,462	16,191
Income tax expense	2,725	2,568	2,760	2,784
Net income	13,178	12,318	12,702	13,407
Less preferred stock dividends	—	—	808	1,115
Less income allocated to participating stockholders(1)	86	54	40	553
Net income available to common stockholders(1)	$13,092	$12,264	$11,854	$11,739
Basic earnings per common share(1)	$0.56	$0.52	$0.54	$0.60
Diluted earnings per common share(1)	0.55	0.52	0.53	0.60
____________________________

(1)
Due to the methodology of how share allocations for preferred stock - Series D and losses are allocated under the two-class method, the sum of the quarterly periods may not agree to the year-to-date total presented in the consolidated statements of income for the year ended December 31, 2018.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 23 - Subsequent Events
On February 6, 2020, Origin Bank, the wholly owned subsidiary of Origin Bancorp, Inc. announced the completion of an offering of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes will initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025 to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. Origin Bank intends to use the proceeds from the offering for general corporate purposes. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.

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
Management's annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by BKD LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures — Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Internal Control over Financial Reporting

We have audited Origin Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 28, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Little Rock, Arkansas
February 28, 2020
Item 9B.    Other Information
On February 27, 2020, the Company entered into restated employment agreements with Drake Mills and Lance Hall (individually an “executive” or collectively the “executives”). The restated employment agreements contain substantially similar terms. The principal terms of each of the restated employment agreements are summarized below.
Under the restated employment agreements, Mr. Mills will serve as Chairman, CEO and President of the Company and Chairman of Origin Bank, with a base salary of $835,800 (subject to discretionary annual adjustment by the Board of Directors), and Mr. Hall will serve as President and CEO of Origin Bank, with a base salary of $500,000 (subject to discretionary annual adjustment by the Company). Messrs. Mills and Hall are eligible for an annual bonus, the amount of which is based on formulae and criteria determined by the Board of Directors (for Mr. Mills) or by the Company (for Mr. Hall). Both agreements provide for three-year terms that renew automatically for successive three-year terms unless either party provides at least 180 days’ notice of non-renewal.
Under the restated employment agreements, Messrs. Mills and Hall are eligible to participate in the Company’s employee benefit plans in a comparable manner as other executives, to use a Company-provided vehicle and to receive reimbursement or payment of professional development dues, professional organization membership costs, country-club dues, and business-related travel expenses.
The restated employment agreements contain certain restrictive covenants and obligations. These include indefinite obligations of confidentiality and non-disparagement, and time-limited covenants, including covenants barring Messrs. Mills and Hall from soliciting Company customers or from soliciting or hiring Company employees at all times during employment and for two years after termination of employment. As is required under Louisiana law, certain geographic limitations apply to the covenant barring solicitation of customers.
Under the restated employment agreements, the Company has the right to terminate the employment of either executive at any time with or without Cause, and the each executive has the right to terminate his or her employment at any time, with or without Good Reason. The executives have the right to a hearing before the Board of Directors before a termination without Cause, and the Company has a right to cure prior to a termination by the executive for Good Reason. Upon termination of employment for any reason other than Cause, the executives will be paid a prorated bonus based on his actual performance for the year.
As defined in the restated employment agreements, “Cause” means any of the following behavior or actions by the executive: the misuse of drugs (including alcohol), which materially affects the executive’s ability to perform his duties; conviction of, or plea of guilty no contest to, a felony or crime involving breach of trust, dishonesty, or moral turpitude; willful engagement in disloyal conduct materially injurious to the Company; gross negligence, willful misconduct or harassment (including but not limited to sexual harassment or sexual abuse, whether or not such harassment occurs in the course of the executive’s performance of the executive’s job duties); violation of state or federal securities or banking laws; refusal to cooperate with a legitimate internal, regulatory, or law enforcement investigation; or material breach of his restated employment agreement, or other failure to perform his obligations under the restated employment agreement, after notice and at least 30 days to correct such actions.
As defined in the restated employment agreements, “Good Reason” means a material diminishment of the executive’s responsibilities or base salary or bonus opportunity; a change by the Company in the executive’s primary work location more than thirty (30) miles from his then-current primary work location; or the Company’s material breach of the restated employment agreement.

If either executive’s employment is terminated by the Company without Cause or by the executive for Good Reason, and such termination does not occur within a Change in Control Protection Period, then, subject to a valid release of claims in favor of the Company, the executive will be entitled receive two times the sum of (x) his then-current base salary, plus (y) the average annual bonus he received in the three calendar years immediately preceding termination, to be paid in equal monthly installments over the twenty-four months following termination. The Company will also pay the cost of the executive’s premiums for continued participation in the Company medical hospitalization insurance program under COBRA for up to twenty-four months following termination, or, if doing so would cause the plans to provide discriminatory benefits, the Company will make monthly cash payments to the executive in an amount equal to the premium payments.
As defined in the restated employment agreements, “Change in Control Protection Period” means the time period (i) commencing on the earlier to occur of (A) execution of a definitive acquisition agreement contemplating a Change in Control and (B) consummation of a Change in Control, and (ii) ending (A) twenty-four (24) months following the consummation of such Change in Control or (B) if the Change in Control is not consummated, that date on which the definitive acquisition agreement expires or is terminated.
If either executive’s employment is terminated by the Company without Cause or by the executive for Good Reason, and such termination occurs within the Change in Control Protection Period, then, subject to a valid release of claims in favor of the Company, the executive will be entitled to the sum of (x) three times his then-current base salary, plus (y) three times the average bonus paid to him in the three calendar years immediately preceding the Change in Control, with such total amount reduced pro-rata for each full month that has elapsed between the Change in Control and the termination. The amount will be paid in a lump sum within sixty days of termination; however, to the extent necessary to avoid adverse tax treatment under Code Section 409A, if the termination occurs before the Change in Control is consummated, the amount will be paid according to the schedule described in the preceding paragraph. The Company will pay the cost of COBRA premium-payments under similar terms as described in the preceding paragraph, except that the Company will provide for the payments for a maximum of eighteen months.
The restated agreements contain Section 280G “cut-back” provisions, which provide that, in the case of a Change in Control, the total payments to each of Mr. Mills and Mr. Hall will be reduced to the extent necessary to avoid the imposition of any excise tax under Code Section 4999. In some circumstances, payments under the restated employment agreements could also be reduced in the event of certain regulatory actions.
This summary of the restated employment agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the text of each restated employment agreements, which have been filed as exhibits to this report.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2019 is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 - Stock and Incentive Compensation Plans in the notes to our consolidated financial statements contained in Item 8 of this report.

	Number of Securities to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2012 Stock Incentive Plan	—	$—	950,152
Issued prior to establishment of the 2012 Stock Incentive Plan	254,000	10.55	—
Total	254,000	$10.55	950,152
____________________________

(1)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance.
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Stock-Based Compensation Plans" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K.
Further information regarding security ownership of our 5% stockholders and our directors, director nominees and executive officers required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

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
(3) Exhibits: See (b) below
(b) Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation, dated August 7, 2018, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed August 9, 2018 (File No. 001-38487).

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

4.2
Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

4.3	Description of Common Stock.

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

10.5	2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and Drake Mills.

10.6
Amended and Restated Executive Salary Continuation Plan, effective May 1, 2008, between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the Quarter ended March 31, 2019 (File No. 001-38487).

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

10.10	Amended and Restated Endorsement Split Dollar Life Insurance Agreement, dated February 27, 2020, by and between Origin Bank and Drake Mills.

Exhibit Number	Description

10.11	2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and M. Lance Hall.

10.12
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 13, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225).

10.13
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

10.16
Executive Supplemental Income Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2019 (File No. 001-38487).

10.17
Endorsement Split Dollar Life Insurance Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 31, 2019 (File No. 001-38487).

10.18
Change in Control Agreement, dated April 5, 2017, by and between Origin Bank, Origin Bancorp, Inc. and F. Ronnie Myrick, incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225).

10.19
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

10.21
Change in Control Agreement, dated April 2, 2018, among Origin Bank, Origin Bancorp, Inc. and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the Quarter ended March 31, 2019 (File No. 001-38487).

10.22	Employment Agreement, effective October 1, 2008, as amended July 14, 2014, and as amended March 15, 2018, between Community Trust Bank and Cary Davis.

10.23	§409A Amended & Restated Executive Salary Continuation Agreement, dated December 15, 2008, between Community Trust Bank and Cary Davis.

10.24
2016 Amendment, dated December 14, 2016, between Origin Bank and Cary Davis, to the §409A Amended & Restated Executive Salary Continuation Agreement, dated December 15, 2008, between Community Trust Bank and Cary Davis.

10.25
Life Insurance Endorsement Method Split Dollar Plan Agreement, effective February 7, 2001, as amended on January 26, 2007, December 12, 2008, December 18, 2009, and June 10, 2014, between Community Trust Bank and Cary Davis.

10.26
Loan Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.27	Revolving Promissory Note issued to NexBank SSB on October 5, 2018, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.28
Pledge and Security Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.29
Fiscal and Paying Agency Agreement, dated as of February 6, 2020, by and between Origin Bank and U.S. Bank National Association, as Fiscal and Paying Agent, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed February 6, 2020 (File No. 001-38487).

10.30
Form of Subordinated Note Purchase Agreement, dated as of February 6, 2020, by and among Origin Bank and the several Purchasers, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 6, 2020 (File No. 001-38487).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, is formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

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

Origin Bancorp, Inc.
(Registrant)
Date: February 28, 2020	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 28, 2020
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen H. Brolly	February 28, 2020
Stephen H. Brolly, Chief Financial Officer/Senior Executive Officer (Principal Financial & Principal Accounting Officer)

/s/ James S. D'Agostino	February 28, 2020
James S. D'Agostino, Director

/s/ James E. Davison, Jr.	February 28, 2020
James E. Davison, Jr., Director

/s/ Richard Gallot, Jr.	February 28, 2020
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 28, 2020
Stacey W. Goff, Director

/s/ Michael A. Jones	February 28, 2020
Michael A. Jones, Director

/s/ Gary E. Luffey	February 28, 2020
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 28, 2020
Farrell J. Malone, Director

/s/ F. Ronnie Myrick	February 28, 2020
F. Ronnie Myrick, Director

/s/ George M. Snellings, IV	February 28, 2020
George M. Snellings, IV, Director

/s/ Elizabeth E. Solender	February 28, 2020
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 28, 2020
Steven Taylor, Director