Form 10-Q
period 2020-03-31
Origin Bancorp, Inc.
filed 2020-05-06
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,475,948 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of May 1, 2020.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2020

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•
the duration and impacts of the novel coronavirus ("COVID-19") pandemic and efforts to retain its transmission, including the effect of these factors on our business, customers and economic conditions generally;

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

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	changes in our operation or expansion strategy or our ability to prudently manage our growth and execute our strategy;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;

•	increasing costs as we grow deposits;

•	operational risks associated with our business;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	our level of nonperforming assets and the costs associated with resolving any problem loans, including litigation and other costs;

•
our ability to comply with applicable capital and liquidity requirements (including the effect of our transition to the Current Expected Credit Losses (CECL) methodology for allowances and related adjustments), including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;

•	difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which Origin operates and in which its loans are concentrated;

•	an increase in unemployment levels and slowdowns in economic growth;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters;

•
periodic changes to the extensive body of accounting rules and best practices, such as the recently adopted current expected credit loss model, may change the treatment and recognition of critical financial line items and affect our profitability;

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

•
natural disasters and adverse weather events, acts of terrorism, an outbreak of hostilities, widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;

•	system failures, cybersecurity threats and/or security breaches and the cost of defending against them;

•
other factors that are discussed in the sections titled "Item 1A. Risk Factors" in this report, in our annual report on Form 10-K for the year ended December 31, 2019, and in our other reports filed with the SEC; and

•	our ability to manage the risks involved in the foregoing.
Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic, and the effectiveness of varying social, economic and governmental responses to the pandemic.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Cash and due from banks	$91,104	$62,160
Interest-bearing deposits in banks	469,075	229,358
Total cash and cash equivalents	560,179	291,518
Securities:
Available for sale	601,637	501,070
Held to maturity, net of allowance for credit losses of $96 at March 31, 2020 (fair value of $29,400 and $29,523 at March 31, 2020, and December 31, 2019, respectively)	28,383	28,620
Securities carried at fair value through income	12,242	11,513
Total securities	642,262	541,203
Non-marketable equity securities held in other financial institutions	52,267	39,808
Loans held for sale ($46,348 and $36,977 at fair value, respectively)	75,322	64,837
Loans, net of allowance for credit losses of $56,063 and $37,520, respectively ($17,589 and $17,670 at fair value, respectively)	4,425,122	4,105,675
Premises and equipment, net	80,193	80,457
Mortgage servicing rights	16,122	20,697
Cash surrender value of bank-owned life insurance	36,874	37,961
Goodwill and other intangible assets, net	31,241	31,540
Accrued interest receivable and other assets	130,056	110,930
Total assets	$6,049,638	$5,324,626
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,115,811	$1,077,706
Interest-bearing deposits	2,673,881	2,360,096
Time deposits	766,554	790,810
Total deposits	4,556,246	4,228,612
Federal Home Loan Bank ("FHLB") advances and other borrowings	716,909	417,190
Subordinated debentures, net	78,539	9,671
Accrued expenses and other liabilities	91,313	69,891
Total liabilities	5,443,007	4,725,364
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,475,948 and 23,480,945 shares issued at March 31, 2020, and December 31, 2019, respectively)	117,380	117,405
Additional paid‑in capital	235,709	235,623
Retained earnings	237,720	239,901
Accumulated other comprehensive income	15,822	6,333
Total stockholders' equity	606,631	599,262
Total liabilities and stockholders' equity	$6,049,638	$5,324,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income
Interest and fees on loans	$50,049	$49,175
Investment securities-taxable	2,712	3,341
Investment securities-nontaxable	758	858
Interest and dividend income on assets held in other financial institutions	1,497	1,120
Total interest and dividend income	55,016	54,494
Interest expense
Interest-bearing deposits	10,250	10,497
FHLB advances and other borrowings	1,351	1,834
Subordinated debentures	605	137
Total interest expense	12,206	12,468
Net interest income	42,810	42,026
Provision for credit losses	18,531	1,005
Net interest income after provision for credit losses	24,279	41,021
Noninterest income
Service charges and fees	3,320	3,316
Mortgage banking revenue	2,769	2,606
Insurance commission and fee income	3,687	3,510
Gain on sales of securities, net	54	—
(Loss) on sales and disposals of other assets, net	(25)	3
Limited partnership investment (loss) income	(429)	400
Swap fee income	676	511
Other fee income	466	276
Other income	1,626	982
Total noninterest income	$12,144	$11,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Noninterest expense
Salaries and employee benefits	$21,988	$22,613
Occupancy and equipment, net	4,221	4,044
Data processing	2,003	1,587
Electronic banking	900	689
Communications	477	586
Advertising and marketing	711	798
Professional services	1,171	904
Regulatory assessments	615	711
Loan related expenses	1,142	669
Office and operations	1,441	1,481
Intangible asset amortization	299	364
Franchise tax expense	496	489
Other expenses	633	446
Total noninterest expense	36,097	35,381
Income before income tax (benefit) expense	326	17,244
Income tax (benefit) expense	(427)	3,089
Net income	$753	$14,155
Basic earnings per common share	$0.03	$0.60
Diluted earnings per common share	0.03	0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$753	$14,155
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain arising during the period	12,771	5,165
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)
Reclassification adjustment for net gain included in net income	(54)	—
Change in the net unrealized gain on investment securities, before tax	12,714	5,162
Income tax expense related to net unrealized gain arising during the period	2,670	1,084
Change in the net unrealized gain on investment securities, net of tax	10,044	4,078
Cash flow hedges:
Net unrealized loss arising during the period	(710)	(80)
Reclassification adjustment for (loss) gain included in net income	(8)	14
Change in the net unrealized (loss) on cash flow hedges, before tax	(702)	(94)
Income tax expense related to net unrealized (loss) on cash flow hedges	(147)	(20)
Change in the net unrealized (loss) on cash flow hedges, net of tax	(555)	(74)
Other comprehensive income, net of tax	9,489	4,004
Comprehensive income	$10,242	$18,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2019	23,726,559	$118,633	$242,041	$191,585	$(2,480)	$549,779
Net income	—	—	—	14,155	—	14,155
Other comprehensive income, net of tax	—	—	—	—	4,004	4,004
Impact of adoption of ASU 2016-02 related to leases	—	—	—	321	—	321
Recognition of stock compensation, net	19,426	97	538	—	—	635
Dividends declared - common stock ($0.0325 per share)	—	—	—	(772)	—	(772)
Balance at March 31, 2019	23,745,985	$118,730	$242,579	$205,289	$1,524	$568,122

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	23,480,945	$117,405	$235,623	$239,901	$6,333	$599,262
Net income	—	—	—	753	—	753
Other comprehensive income, net of tax	—	—	—	—	9,489	9,489
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	25,871	129	655	—	—	784
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,174)	—	(2,174)
Repurchase of common stock	(30,868)	(154)	(569)	—	—	(723)
Balance at March 31, 2020	23,475,948	$117,380	$235,709	$237,720	$15,822	$606,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2020	2019
Net income	$753	$14,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,531	1,005
Depreciation and amortization	1,735	1,597
Net amortization on securities	552	32
Amortization of investments in tax credit funds	368	405
Net realized gain on securities sold	(54)	—
Deferred income tax (benefit)	(4,122)	(346)
Stock-based compensation expense	537	470
Originations of mortgage loans held for sale	(97,987)	(46,100)
Proceeds from mortgage loans held for sale	87,528	49,507
Gain on mortgage loans held for sale, including origination of servicing rights	(1,873)	(1,097)
Mortgage servicing rights valuation adjustment	5,228	1,990
Net loss (gain) on disposals of premises and equipment	1	(11)
Increase in the cash surrender value of life insurance	(554)	(182)
Net loss on sales and write downs of other real estate owned	24	8
Other operating activities, net	(2,939)	(3,103)
Net cash provided by operating activities	7,728	18,330
Cash flows from investing activities:
Purchases of securities available for sale	(131,064)	(6,825)
Maturities and paydowns of securities available for sale	26,440	23,777
Proceeds from sales and calls of securities available for sale	22,375	—
Maturities, paydowns and calls of securities held to maturity	138	135
Net purchases of non-marketable equity securities held in other financial institutions	(12,306)	(22)
Originations of mortgage warehouse loans	(1,259,966)	(786,112)
Proceeds from pay-offs of mortgage warehouse loans	1,097,367	791,239
Net increase in loans, excluding mortgage warehouse and loans held for sale	(174,836)	(49,377)
Bank-owned life insurance payout	1,641	—
Return of capital on limited partnership investments	—	75
Capital calls on limited partnership investments	(150)	—
Purchases of premises and equipment	(1,173)	(5,058)
Proceeds from sales of premises and equipment	—	11
Proceeds from sales of other real estate owned	20	72
Net cash used in investing activities	$(431,514)	$(32,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from financing activities:	2020	2019
Net increase in deposits	$327,634	$115,110
Repayments on long-term FHLB advances	(211)	(207)
Proceeds from short-term FHLB advances	400,000	505,000
Repayments on short-term FHLB advances	(100,000)	(605,000)
Issuance of subordinated debentures, net	68,847	—
Net decrease in securities sold under agreements to repurchase	(1,184)	(5,983)
Dividends paid	(2,164)	(768)
Cash received from exercise of stock options	248	165
Common stock repurchased	(723)	—
Net cash provided by financing activities	692,447	8,317
Net increase (decrease) in cash and cash equivalents	268,661	(5,438)
Cash and cash equivalents at beginning of period	291,518	116,678
Cash and cash equivalents at end of period	$560,179	$111,240

Interest paid	$11,965	$12,106
Income taxes paid	—	—
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	8,760	—
Real estate acquired in settlement of loans	588	—

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
Basis of Presentation. The condensed consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC, doing business as Thomas & Farr Agency and Reeves, Coon and Funderburg. All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2019, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's annual report on Form 10-K ("2019 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
The Company's significant accounting policies, including those for loans and allowance for loan and lease losses, are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, included in the Company's 2019 Form 10-K ("Note 1"). Due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") the significant accounting policies for loans and the allowance for credit losses have changed since December 31, 2019, as described below. Except for the changes related to CECL, there have been no changes to the Company's significant accounting policies since December 31, 2019.
While federal legislators have allowed for the option to defer implementation of the CECL methodology, effective January 1, 2020, the Company adopted CECL resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. See the discussion below titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-13. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period.
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates that are particularly susceptible to change include the allowance for credit losses for loans and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Company's consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Earnings Per Share. Basic and diluted earnings per common share are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Effect of Recently Adopted Accounting Standards
ASC Topic 326, Financial Instruments - Credit Losses introduces guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the current incurred loss approach and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This guidance also changes the accounting for purchased loans and securities with credit deterioration.
Topic 326 also applies to off-balance sheet exposures such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. Expected credit losses related to off-balance sheet exposures are presented as a liability.
The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and March 31, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
Delinquency statistics are updated at least monthly and are the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are more likely to default and impact management's estimates of loss factors used in determining the amount of the allowance for loan credit losses. Internal risk ratings are updated on a regular basis.
Troubled debt restructurings ("TDRs") are loans for which the contractual terms on the loan have been modified and both of the following conditions exist: (1) the borrower is experiencing financial difficulty and (2) the restructuring constitutes a concession. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company assesses all loan modifications to determine whether they constitute a TDR.
The allowance for off-balance sheet exposures was determined using the same methodology that is applied to LHFI. Utilization rates are determined based on historical usage.
The allowance for credit losses for held-to-maturity securities is calculated using a probability of default, loss given default methodology. Credit losses are estimated over the lives of the securities using historical loss rates, adjusted for current conditions and reasonable and supportable forecasts. Third party data are used for the historical loss rates and probability of default statistics. A weighted average of three possible economic scenarios is used to calculate the forecast effect. The forecast effect is applied over the estimated lives of the securities.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Credit losses related to available for sale debt securities are recorded through an allowance for credit losses. The amount of the allowance for credit losses is limited to the amount by which fair value is below amortized cost. Discounted cash flow analysis is required for determining credit losses for available for sale securities. In determining whether or not a credit loss exists, such factors as extent of the loss, adverse conditions related to the entity, industry or geographic region, security structure, ratings and changes by a rating agency and past performance are considered. The length of time a security has been in an unrealized loss position is not a factor in determining whether a credit loss exists. The accounting for credit losses for available for sale securities is prospective, and therefore requires no transition effect.
The Company made the following policy elections related to the adoption of the guidance in Topic 326:
•Accrued interest will be written off against interest income when financial assets are placed into nonaccrual status. Therefore, accrued interest will be excluded from the amortized cost basis for purposes of calculating the allowance for credit losses. Accrued interest receivable is presented with other assets in a separate line item in the consolidated balance sheet.
•The fair value of collateral practical expedient has been elected on certain loans, in determining the allowance for credit losses, for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty.
•For credit loss estimates calculated using a discounted cash flow approach, the entire change in present value is reported in credit loss expense rather than being attributed to interest income.
The adoption of ASC Topic 326 has been recorded as a cumulative effect adjustment to retained earnings. The adjustment that was recorded as of January 1, 2020 is shown below.

(Dollars in thousands)	December 31, 2019 ALLL Balance	Transition Adjustment	January 1, 2020 ACL Balance
LHFI:
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$4,961
Construction/land/land development	3,711	1,141	4,852
Residential real estate	6,332	(2,526)	3,806
Total real estate	20,056	(6,437)	13,619
Commercial and industrial	16,960	7,296	24,256
Mortgage warehouse lines of credit	262	29	291
Consumer	242	360	602
Total allowance for credit losses on loans	$37,520	$1,248	$38,768

(Dollars in thousands)	December 31, 2019 Liability Balance	Transition Adjustment	January 1, 2020 ACL Balance

Reserve for off-balance sheet exposures	$1,810	$(381)	$1,429

Held-to-Maturity Securities:
Municipal securities		$96	$96

ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in Financial Accounting Standards Board ("FASB") Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. For public business entities that file reports with the SEC, the amendments in the update were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company implemented these amendments as of January 1, 2020.
Effect of Newly Issued But Not Yet Effective Accounting Standards
There are no newly issued but not yet effective accounting standards, except for minor clarifications, that impact the Company as of March 31, 2020.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (basic and diluted)	$753	$14,155

Denominator:
Weighted average common shares outstanding	23,353,601	23,569,576
Dilutive effect of stock-based awards	176,611	206,773
Weighted average diluted common shares outstanding	23,530,212	23,776,349

Basic earnings per common share	$0.03	$0.60
Diluted earnings per common share	$0.03	$0.60

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Available for sale:
State and municipal securities	$160,828	$—	$160,828	$7,592	$(458)	$167,962
Corporate bonds	18,943	—	18,943	555	(39)	19,459
U.S. government and agency securities	4,522	—	4,522	250	(7)	4,765
Commercial mortgage-backed securities	11,781	—	11,781	378	—	12,159
Residential mortgage-backed securities	221,766	—	221,766	7,953	—	229,719
Commercial collateralized mortgage obligations	12,356	—	12,356	123	—	12,479
Residential collateralized mortgage obligations	150,714	—	150,714	4,380	—	155,094
Total	$580,910	$—	$580,910	$21,231	$(504)	$601,637
Held to maturity:
State and municipal securities	$28,479	$(96)	$28,383	$921	$—	$29,400
Securities carried at fair value through income:
State and municipal securities(1)	$11,070	$—	$11,070	$—	$—	$12,242

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale:
State and municipal securities	$96,180	$3,039	$(35)	$99,184
Corporate bonds	16,037	780	—	16,817
U.S. government and agency securities	5,063	183	(8)	5,238
Commercial mortgage-backed securities	11,882	262	—	12,144
Residential mortgage-backed securities	204,650	3,105	(249)	207,506
Commercial collateralized mortgage obligations	4,321	73	—	4,394
Residential collateralized mortgage obligations	154,925	1,186	(324)	155,787
Total	$493,058	$8,628	$(616)	$501,070
Held to maturity:
State and municipal securities	$28,620	$903	$—	$29,523
Securities carried at fair value through income:
State and municipal securities(1)	$11,070	$—	$—	$11,513
____________________________

(1)
Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the condensed consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

Securities with unrealized losses at March 31, 2020, and December 31, 2019, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$13,402	$(458)	$—	$—	$13,402	$(458)
Corporate bonds	2,961	(39)	—	—	2,961	(39)
U.S. government and agency securities	—	—	622	(7)	622	(7)
Total	$16,363	$(497)	$622	$(7)	$16,985	$(504)

December 31, 2019
Available for sale:
State and municipal securities	$6,996	$(35)	$—	$—	$6,996	$(35)
U.S. government and agency securities	—	—	663	(8)	663	(8)
Residential mortgage-backed securities	29,184	(151)	14,917	(98)	44,101	(249)
Residential collateralized mortgage obligations	20,266	(118)	24,275	(206)	44,541	(324)
Total	$56,446	$(304)	$39,855	$(312)	$96,301	$(616)

Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

At March 31, 2020, the Company had 24 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table details activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss expense	—
Balance at March 31, 2020	$96

Accrued interest of $2.7 million was not included in the calculation of the allowance at March 31, 2020. There were no past due held-to-maturity securities at March 31, 2020. No held-to-maturity securities were in nonaccrual status at March 31, 2020, or placed into nonaccrual status during the first quarter of 2020.
Proceeds from sales and calls of securities available for sale and gross gains for the period indicated are shown below. There were no sales of securities available for sale for the three months ended March 31, 2019.

(Dollars in thousands)	Three Months Ended March 31, 2020
Proceeds from sales/calls	$22,375
Gross realized gains	103
Gross realized losses	(49)
Tax expense related to securities gains/losses	11

The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2020, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,485	$3,517
Due after one year through five years	13,276	13,483	44,155	46,082
Due after five years through ten years	15,203	15,917	54,978	57,246
Due after ten years	—	—	81,675	85,341
Commercial mortgage-backed securities	—	—	11,781	12,159
Residential mortgage-backed securities	—	—	221,766	229,719
Commercial collateralized mortgage obligations	—	—	12,356	12,479
Residential collateralized mortgage obligations	—	—	150,714	155,094
Total	$28,479	$29,400	$580,910	$601,637

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for public deposits and repurchase agreements as of the dates presented.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Carrying value of securities pledged to secure public deposits	$171,262	$285,552
Carrying value of securities pledged to repurchase agreements	19,664	20,356

Note 4 - Loans
Loans consisted of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Loans held for sale	$75,322	$64,837
LHFI:
Loans secured by real estate:
Commercial real estate	$1,284,931	$1,279,177
Construction/land/land development	563,820	517,688
Residential real estate	703,263	689,555
Total real estate	2,552,014	2,486,420
Commercial and industrial	1,455,497	1,343,475
Mortgage warehouse lines of credit	437,257	274,659
Consumer	18,828	20,971
Total loans accounted for at amortized cost	4,463,596	4,125,525
Loan accounted for at fair value	17,589	17,670
Total LHFI (1)	4,481,185	4,143,195
Less: allowance for credit losses	56,063	37,520
Net LHFI	$4,425,122	$4,105,675
____________________________

(1)	Includes net deferred loan fees of $4.0 million and $3.6 million at March 31, 2020, and December 31, 2019, respectively.
Included in total LHFI were $17.6 million and $17.7 million of commercial real estate loans for which the fair value option was elected as of March 31, 2020, and December 31, 2019, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
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

In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements considered include:

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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2020, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to terms loans at March 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Risk rating:
Pass	$101,330	$302,613	$349,746	$193,121	$82,816	$197,807	$23,046	$1,250,479
Special mention	—	—	416	—	—	11,907	350	12,673
Classified	—	1,019	5,196	13,277	242	1,970	75	21,779
Total commercial real estate loans	$101,330	$303,632	$355,358	$206,398	$83,058	$211,684	$23,471	$1,284,931

Current-period gross writeoffs	$—	$—	$—	$150	$—	$22	$—	$172
Current-period recoveries	—	—	—	—	—	2	—	2
Current period net writeoffs	$—	$—	$—	$150	$—	$20	$—	$170
(1) Excludes $17.6 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

Construction/land/land development:
Risk rating:
Pass	$45,874	$203,582	$210,678	$69,863	$9,583	$2,191	$16,447	$558,218
Special mention	336	146	—	—	—	—	—	482
Classified	—	1,232	384	3,220	98	186	—	5,120
Total construction/land/land development loans	$46,210	$204,960	$211,062	$73,083	$9,681	$2,377	$16,447	$563,820

Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Risk rating:
Pass	$40,894	$196,502	$115,661	$122,452	$59,959	$108,855	$50,656	$694,979
Special mention	198	—	30	1,061	—	—	—	1,289
Classified	11	2,579	1,699	365	890	1,249	202	6,995
Total residential real estate loans	$41,103	$199,081	$117,390	$123,878	$60,849	$110,104	$50,858	$703,263

Current-period gross writeoffs	$—	$42	$—	$7	$—	$—	$—	$49
Current-period recoveries	—	—	—	—	—	149	—	149
Current period net writeoffs (recoveries)	$—	$42	$—	$7	$—	$(149)	$—	$(100)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Risk rating:
Pass	$126,922	$253,195	$185,905	$70,454	$23,380	$42,005	$683,276	$1,385,137
Special mention	300	297	1,568	954	6,196	18,737	1,700	29,752
Classified	608	11,415	2,031	2,472	9,769	5,226	9,087	40,608
Total commercial and industrial loans	$127,830	$264,907	$189,504	$73,880	$39,345	$65,968	$694,063	$1,455,497

Current-period gross writeoffs	$—	$—	$63	$56	$108	$131	$822	$1,180
Current-period recoveries	—	12	20	55	47	29	6	169
Current period net (recoveries) writeoffs	$—	$(12)	$43	$1	$61	$102	$816	$1,011

Mortgage Warehouse Lines of Credit:
Risk rating:
Pass	$—	$—	$—	$—	$—	$—	$437,257	$437,257

Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$1,588	$6,844	$3,029	$607	$281	$156	$6,142	$18,647
Classified	1	17	72	23	11	36	21	181
Total consumer loans	$1,589	$6,861	$3,101	$630	$292	$192	$6,163	$18,828

Current-period gross writeoffs	$—	$6	$4	$10	$—	$4	$—	$24
Current-period recoveries	—	—	—	—	1	2	1	4
Current period net writeoffs (recoveries)	$—	$6	$4	$10	$(1)	$2	$(1)	$20
The recorded investment in loans by credit quality indicator at December 31, 2019, excluding loans held for sale, were as follows:

	December 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,269,493	$12,479	$14,875	$—	$—	$1,296,847
Construction/land/land development	512,901	149	4,638	—	—	517,688
Residential real estate	680,046	1,558	7,951	—	—	689,555
Total real estate	2,462,440	14,186	27,464	—	—	2,504,090
Commercial and industrial	1,277,564	28,478	37,433	—	—	1,343,475
Mortgage warehouse lines of credit	274,659	—	—	—	—	274,659
Consumer	20,808	—	163	—	—	20,971
Total LHFI	$4,035,471	$42,664	$65,060	$—	$—	$4,143,195

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	March 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$7,890	$665	$6,427	$14,982	$1,287,538	$1,302,520	$—
Construction/land/land development	9,612	26	—	9,638	554,182	563,820	—
Residential real estate	5,135	126	621	5,882	697,381	703,263	—
Total real estate	22,637	817	7,048	30,502	2,539,101	2,569,603	—
Commercial and industrial	6,902	312	13,073	20,287	1,435,210	1,455,497	—
Mortgage warehouse lines of credit	—	—	—	—	437,257	437,257	—
Consumer	165	53	11	229	18,599	18,828	—
Total LHFI	$29,704	$1,182	$20,132	$51,018	$4,430,167	$4,481,185	$—

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$917	$—	$5,891	$6,808	$1,290,039	$1,296,847	$—
Construction/land/land development	3,569	133	56	3,758	513,930	517,688	—
Residential real estate	2,174	1,918	913	5,005	684,550	689,555	—
Total real estate	6,660	2,051	6,860	15,571	2,488,519	2,504,090	—
Commercial and industrial	1,588	1,037	11,545	14,170	1,329,305	1,343,475	—
Mortgage warehouse lines of credit	—	—	—	—	274,659	274,659	—
Consumer	164	35	40	239	20,732	20,971	—
Total LHFI	$8,412	$3,123	$18,445	$29,980	$4,113,215	$4,143,195	$—

As of April 30, 2020, the Company had 1,242 loans totaling $880.2 million in COVID-19 related forbearance.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables detail activity in the allowance for credit losses by portfolio segment. Accrued interest of $12.6 million was not included in the book value for the purposes of calculating the allowance at March 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2020
(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$172	$2	$4,463	$9,254
Construction/land/land development	3,711	1,141	—	—	202	5,054
Residential real estate	6,332	(2,526)	49	149	589	4,495
Commercial and industrial	16,960	7,296	1,180	169	12,578	35,823
Mortgage warehouse lines of credit	262	29	—	—	488	779
Consumer	242	360	24	4	76	658
Total	$37,520	$1,248	$1,425	$324	$18,396	$56,063
____________________________

(1)
The $18.5 million provision for credit losses on the condensed consolidated statements of income includes a $18.4 million net loan loss provision and a $135,000 provision for off-balance sheet commitments for the three months ended March 31, 2020.

The provision for loan credit losses for the first quarter of 2020 was driven by a significant increase in uncertainty related to the economic impact of the current COVID-19 pandemic. Based upon the requirement of CECL, economic forecasts are essential for estimating the life of loan losses. For periods prior to January 1, 2020, the incurred loss model did not require a life of loan loss estimation. The increased risk, as reflected in current and forecast adjustments, resulted in approximately $11.2 million in provision expense across the Company’s risk pools. An additional $6.0 million in provision expense was due to the current and forecast effects of individually evaluated loans. The provision for commercial real estate loans includes approximately $3.0 million in increased credit allowances related to individually evaluated loans. The provision for commercial and industrial loans includes $5.4 million related to current and forecast factors as well as approximately $3.0 million related to individually evaluated loans. The only significant charge-off in commercial and industrial loans during the first quarter of 2020 was for $732,000 on an operating loan secured by equipment.

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
____________________________

(1)
The $1.0 million provision for credit losses on the condensed consolidated statements of income includes a $823,000 net loan loss provision and a $182,000 release of provision for off-balance sheet commitments for the three months ended March 31, 2019.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following table shows the recorded investment in loans by loss estimation methodology at March 31, 2020.

	March 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,273,101	$11,059	$771	$1,284,931
Construction/land/land development	560,042	3,405	373	563,820
Residential real estate	699,859	2,660	744	703,263
Commercial and industrial	1,440,724	8,498	6,275	1,455,497
Mortgage warehouse lines of credit	437,257	—	—	437,257
Consumer	18,801	27	—	18,828
Total	$4,429,784	$25,649	$8,163	$4,463,596
____________________________

(1)	Excludes $17.6 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.
The following table shows the allowance for credit losses by loss estimation methodology at March 31, 2020.

	March 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$6,290	$2,964	$—	$9,254
Construction/land/land development	5,053	—	1	5,054
Residential real estate	4,495	—	—	4,495
Commercial and industrial	32,644	3,152	27	35,823
Mortgage warehouse lines of credit	779	—	—	779
Consumer	649	9	—	658
Total	$49,910	$6,125	$28	$56,063

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The following tables present the balance of loans receivable by method of impairment evaluation at December 31, 2019:

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$3	$10,010	$7,446	$1,271,731
Construction/land/land development	3	3,708	4,329	513,359
Residential real estate	21	6,311	4,937	684,618
Commercial and industrial	168	16,792	15,662	1,327,813
Mortgage warehouse lines of credit	—	262	—	274,659
Consumer	4	238	100	20,871
Total	$199	$37,321	$32,474	$4,093,051
____________________________

(1)	Excludes $17.7 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election.
The following table present impaired loans at December 31, 2019. No mortgage warehouse lines of credit were impaired at December 31, 2019.

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,788	$7,375	$71	$7,446	$3
Construction/land/land development	4,692	4,256	73	4,329	3
Residential real estate	5,846	4,407	530	4,937	21
Total real estate	21,326	16,038	674	16,712	27
Commercial and industrial	22,857	14,385	1,277	15,662	168
Consumer	110	—	100	100	4
Total impaired loans	$44,293	$30,423	$2,051	$32,474	$199

Note that the Company is not using the collateral maintenance agreement practical expedient. All fair value of collateral is real estate related.
Collateral-dependent loans consist primarily of commercial real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. The collateral drivers for the allowance and provision related to commercial real estate loans were primarily assisted living facilities and storage facilities. The commercial and industrial loans with allowances are collateralized by notes and other interests in the company that owns and operates the previously mentioned assisted living facilities. Factors related to the deterioration of collateral values were exacerbated by the economic conditions related to the current coronavirus pandemic.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Nonaccrual LHFI were as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Nonaccrual
Loans secured by real estate:
Commercial real estate	$2,164	$11,306	$6,994
Construction/land/land development	3,661	3,850	4,337
Residential real estate	3,148	4,076	5,132
Total real estate	8,973	19,232	16,463
Commercial and industrial	746	13,619	14,520
Consumer	18	181	163
Total	$9,737	$33,032	$31,146

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At March 31, 2020, the Company had no funding commitments in connection with debtors whose terms have been modified in troubled debt restructurings.
For the three months ended March 31, 2020 and 2019, gross interest income that would have been recorded if the nonaccruing loans had been current in accordance with their original terms was $354,000 and $355,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the three months ended March 31, 2020 or 2019.
The Company elects the fair value option for recording certain residential mortgage loans held for sale, as well as certain commercial real estate loans in accordance with U.S. GAAP. The Company had $840,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at March 31, 2020, compared to $927,000 at December 31, 2019. There were no nonaccrual LHFI that were recorded using the fair value option election at March 31, 2020, or December 31, 2019.
The following is a summary of loans classified as TDRs.

(Dollars in thousands)	March 31, 2020	December 31, 2019
TDRs
Nonaccrual TDRs	$6,034	$6,609
Performing TDRs	1,885	1,843
Total	$7,919	$8,452

	Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$128	$127	$—		$127
Total	2	$128	$127	$—	$—	$127

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Construction/land/land development	1	$361	$—	$—	$360	$360
Commercial and industrial	1	19	18		—	18
Total	2	$380	$18	$—	$360	$378

During the three months ended March 31, 2020, two loans with an outstanding principal balance of $2.3 million defaulted after having been modified as a TDR within the previous 12 months. During the three months ended March 31, 2019, there were no loans that defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three months ended March 31, 2020, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
Note 5 - Fair Value of Financial Instruments
Fair value is the exchange price that is expected to be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants ("exit price") on the measurement date. Certain assets and liabilities are recorded in the Company's condensed consolidated financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2020, and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$131,537	$36,425	$167,962
Corporate bonds	—	19,459	—	19,459
U.S. government and agency securities	—	4,765	—	4,765
Commercial mortgage-backed securities	—	12,159	—	12,159
Residential mortgage-backed securities	—	229,719	—	229,719
Commercial collateralized mortgage obligations	—	12,479	—	12,479
Residential collateralized mortgage obligations	—	155,094	—	155,094
Securities available for sale	—	565,212	36,425	601,637
Securities carried at fair value through income	—	—	12,242	12,242
Loans held for sale	—	46,348	—	46,348
Loans at fair value	—	—	17,589	17,589
Mortgage servicing rights	—	—	16,122	16,122
Other assets - derivatives	—	28,052	—	28,052
Total recurring fair value measurements - assets	$—	$639,612	$82,378	$721,990

Other liabilities - derivatives	$—	$(28,377)	$—	$(28,377)
Total recurring fair value measurements - liabilities	$—	$(28,377)	$—	$(28,377)

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,011	$38,173	$99,184
Corporate bonds	—	16,817	—	16,817
U.S. government and agency securities	—	5,238	—	5,238
Commercial mortgage-backed securities	—	12,144	—	12,144
Residential mortgage-backed securities	—	207,506	—	207,506
Commercial collateralized mortgage obligations	—	4,394	—	4,394
Residential collateralized mortgage obligations	—	155,787	—	155,787
Securities available for sale	—	462,897	38,173	501,070
Securities carried at fair value through income	—	—	11,513	11,513
Loans held for sale	—	36,977	—	36,977
Loans at fair value	—	—	17,670	17,670
Mortgage servicing rights	—	—	20,697	20,697
Other assets - derivatives	—	9,384	—	9,384
Total recurring fair value measurements - assets	$—	$509,258	$88,053	$597,311

Other liabilities - derivatives	$—	$(9,488)	$—	$(9,488)
Total recurring fair value measurements - liabilities	$—	$(9,488)	$—	$(9,488)

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(5,228)	—	—
Other noninterest income	166	—	—	729
Gain recognized in accumulated other comprehensive income	—	—	160	—
Purchases, issuances, sales and settlements:
Originations	—	653	—	—
Purchases	—	—	—	—
Sales	—		(1,908)	—
Settlements	(247)	—	—	—
Balance at March 31, 2020	$17,589	$16,122	$36,425	$12,242

Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(1,990)	—	—
Other noninterest income	72	—	—	149
Gain recognized in accumulated other comprehensive income	—	—	694	—
Purchases, issuances, sales, and settlements:
Originations	—	283	—	—
Purchases	—	—	—	—
Settlements	(256)	—	(1,748)	—
Balance at March 31, 2019	$18,387	$23,407	$38,307	$11,510
____________________________

(1)	Total mortgage banking revenue includes changes in fair value due to market changes and run-off.
The Company obtains fair value measurements for loans at fair value, securities available for sale and securities at fair value through income from an independent pricing service, therefore, quantitative unobservable inputs are unknown.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	March 31, 2020		December 31, 2019
	Range	Weighted Average(1)	Weighted Average(1)
Prepayment speeds	10.01% - 27.33%	16.06%	12.46%
Discount rates	8.73% - 9.98%	9.20	9.55
__________________________

(1)	The weighted average was calculated with reference to the principle balance of the underlying mortgages.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2020, and December 31, 2019, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected.

	March 31, 2020
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$46,348	$44,362	$1,986
Commercial real estate LHFI(2)	17,589	17,120	469
Securities carried at fair value through income	12,242	11,070	1,172
Total	$76,179	$72,552	$3,627
____________________________

(1)	$840,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at March 31, 2020. Of this balance, $576,000 was guaranteed by U.S. government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at March 31, 2020.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2019
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$36,977	$36,037	$940
Commercial real estate LHFI(2)	17,670	17,366	304
Securities carried at fair value through income	11,513	11,070	443
Total	$66,160	$64,473	$1,687
____________________________

(1)	A total of $927,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2019. Of this balance, $709,000 was guaranteed by U.S. Government agencies.

(2)	There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2019.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the condensed consolidated statement of income line items reflected in the following table.

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2020	2019
Mortgage banking revenue:
Mortgage loans held for sale	$1,046	$37
Other income:
Loans at fair value held for investment	166	72
Securities carried at fair value through income	729	149
Total impact on other income(1)	895	221
Total fair value option impact on noninterest income	$1,941	$258
____________________________

(1)	The fair value option impact on other income is offset by the derivative gain/loss recognized in other income. Please see Note 7 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both March 31, 2020, and December 31, 2019. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both March 31, 2020, and December 31, 2019. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $52.3 million at March 31, 2020, and are shown on the face of the condensed consolidated balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $29.0 million and $27.9 million, respectively, at March 31, 2020, and December 31, 2019, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the condensed consolidated balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $16.2 million and $1.9 million at March 31, 2020, and December 31, 2019, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $5.2 million at March 31, 2020, and $4.7 million at December 31, 2019. At March 31, 2020, the Company had $296,000 in residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
Loans
The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using exit level pricing, which combines the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality and an estimated additional rate to reflect a liquidity premium. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Deposits
The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently available for funding from the FHLB. The estimated fair value of deposits does not take into account the value of our long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, we would likely realize a core deposit premium if our deposit portfolio were sold in the principal market for such deposits.
Borrowed Funds
The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments. The estimated fair value approximates carrying value for variable-rate junior subordinated debentures that reprice quarterly.
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$560,179	$560,179	$291,518	$291,518
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	52,267	52,267	39,808	39,808
Accrued interest and loan fees receivable	16,881	16,881	16,430	16,430
Level 3 inputs:
Securities held to maturity	28,383	29,400	28,620	29,523
LHFI, net(1)	4,407,533	4,418,284	4,088,005	3,940,347
Financial liabilities:
Level 2 inputs:
Deposits	4,556,246	4,564,487	4,228,612	4,081,430
FHLB advances and other borrowings	716,909	701,555	417,190	425,318
Subordinated debentures	78,539	76,521	9,671	10,717
Accrued interest payable	3,062	3,062	2,822	2,822
____________________________

(1)	LHFI, net does not include loans for which the fair value option had been elected at March 31, 2020, or December 31, 2019, as these loans are carried at fair value on a recurring basis.
Note 6 - Goodwill and Other Intangible Assets
During March 2020, the Company experienced a triggering event related to the price of the Company's common stock. As a result, the Company evaluated its goodwill and other intangible assets for impairment. The Company's evaluation indicated no impairment was necessary on either its goodwill or other intangible assets.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2020	2019
Origination	$275	$130
Gain on sale of loans held for sale	1,873	1,097
Servicing	1,601	1,699
Total gross mortgage revenue	3,749	2,926
Mortgage HFS and pipeline fair value adjustment	1,266	210
MSR valuation adjustment, net of amortization	(5,228)	(1,990)
MSR hedge impact	2,982	1,460
Mortgage banking revenue	$2,769	$2,606

Management uses forward contracts on mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 9 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$20,697	$25,114
Addition of servicing rights	653	283
Valuation adjustment, net of amortization	(5,228)	(1,990)
Balance at end of period	$16,122	$23,407

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
The Company incurred $2,000 in mortgage loan servicing putback expense for the three months ended March 31, 2020, and no putback expense for the quarter ended March 31, 2019. The reserve for mortgage loan servicing putback expenses totaled $231,000 and $229,000 at March 31, 2020, and December 31, 2019, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers, the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans totaled $29.0 million and $27.9 million at March 31, 2020, and December 31, 2019, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's condensed consolidated balance sheets.
Note 8 - Borrowings
Borrowed funds are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Overnight repurchase agreements with depositors	$15,533	$16,717
Short-term FHLB advances	400,000	100,000
GNMA repurchase liability	28,975	27,860
Long-term FHLB advances	272,401	272,613
Total FHLB advances and other borrowings	$716,909	$417,190
Subordinated debentures, net	$78,539	$9,671
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At March 31, 2020:
Short-term FHLB advance, fixed rate	$50,000	0.45%	6/23/2020
Short-term FHLB advance, fixed rate	300,000	0.30	6/25/2020
Short-term FHLB advance, fixed rate	30,000	0.58	9/21/2020
Short-term FHLB advance, fixed rate	20,000	0.65	12/21/2020

Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
At December 31, 2019:
Short-term FHLB advance, fixed rate	100,000	1.35	1/2/2020

Long-term FHLB advance callable quarterly, fixed rate	250,000	1.65	8/23/2033

Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien as of March 31, 2020, and December 31, 2019, were $140.2 million and $601.9 million, respectively.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Subordinated Debentures
Origin Bank completed an offering of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended, in February 2020. The Notes will initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025 to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. Origin Bank intends to use the proceeds from the offering for general corporate purposes. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank and the Company.
The Company has two wholly-owned, unconsolidated subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "junior debentures") of the Company. The junior debentures are the sole assets of the trusts. The Company's obligations under the junior debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the junior debentures, or upon earlier redemption as provided in the respective indentures. The Company has the right to redeem the junior debentures, in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the junior debentures plus any accrued but unpaid interest to the redemption date. Due to the extended maturity date of the trust preferred securities, they are included in Tier I capital for regulatory purposes, subject to certain limitations.
The following table is a summary of the terms of the current junior subordinated debentures at March 31, 2020:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	5.08%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	3.69	16.00
			$10,826
____________________________

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on January 29, 2020.

(2)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on December 12, 2019.
The balance of the junior subordinated debentures outstanding varies from the amounts carried on the consolidated balance sheets due to the remaining purchase discount of $1.1 million and $1.2 million, at March 31, 2020, and December 31, 2019, respectively, which was established with the acquisition of the issuer of the First Louisiana Statutory Trust I securities and which is being amortized over the remaining life of the securities using the interest method.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

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
Cash Flow Hedges of Interest Rate Risk
The Company is a party to interest rate swap agreements under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instruments represented by the swap agreements are designated as cash flow hedges of the Company's forecasted variable cash flows under its junior subordinated debentures. During the term of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the changes in fair value of the derivatives recognized directly in earnings. The entire swap fair values will be reclassified into earnings before the respective expiration dates of the swap agreements.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's condensed consolidated balance sheets at March 31, 2020, and December 31, 2019, as well as the effect of these derivative instruments on the Company's condensed consolidated statements of income for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate swaps included in other assets (liabilities)	$21,000	$10,500	$(803)	$(101)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$266,081	$217,633	$23,463	$8,425
Interest rate swaps included in other liabilities	294,600	246,397	(25,001)	(9,278)
Forward commitments to purchase mortgage-backed securities included in other assets	155,000	200,000	1,188	242
Forward commitments to sell residential mortgage loans included in other liabilities	126,700	60,600	(2,573)	(109)
Interest rate-lock commitments on residential mortgage loans included in other assets	145,088	37,382	3,401	717
	$987,469	$762,012	$478	$(3)
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

The weighted-average interest rates paid and received for interest rate swaps at March 31, 2020, were as follows:

	Weighted-Average
Interest rate swaps:	Interest Rate Paid	Interest Rate Received
Cash flow hedges	4.81%	4.11%
Non-hedging interest rate swaps - financial institution counterparties	4.93	3.45
Non-hedging interest rate swaps - customer counterparties	3.52	4.93

Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2020	2019
Amount of gain (loss) recognized in mortgage banking revenue (1)	$2,513	$1,311
Amount of (loss) gain recognized in other non-interest income	(685)	(225)
____________________________

(1)	Gains and losses on these instruments are largely offset by market fluctuations in MSRs. See Note 7 - Mortgage Banking for more information on components of mortgage banking revenue.
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
At March 31, 2020, and December 31, 2019, the Company had cash collateral on deposit with swap counterparties totaling $27.7 million and $15.3 million, respectively. These amounts are included in interest-bearing deposits in banks in the condensed consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Note 10 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding at March 31, 2020. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of dividend equivalent rights, incentive stock options, non-qualified stock options, performance unit awards, restricted stock awards, restricted stock units and stock appreciation rights. At March 31, 2020, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 951,612 shares.
Share-based compensation cost charged to income for the three months ended March 31, 2020 and 2019, is presented below:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Restricted stock	$537	$470
Related tax benefits recognized in net income	113	99

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
The following table summarizes the Company's time-vested award activity:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	149,449	$35.15	174,407	$35.01
Granted	—	—	976	35.91
Vested	(2,073)	25.81	(3,568)	25.25
Forfeited	(4,129)	37.14	(1,550)	23.64
Nonvested shares, March 31,	143,247	35.23	170,265	35.32

At March 31, 2020, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.43 years.
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

The table below summarizes the status of the Company's stock options and changes during the three months ended March 31, 2020 and 2019.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2019
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding and exercisable at March 31, 2019	254,000	10.55	6.56	5,969

Three Months Ended March 31, 2020
Outstanding at January 1, 2020	254,000	$10.55	5.81	$6,932
Exercised	(30,000)	8.25	—	—
Outstanding and exercisable at March 31, 2020	224,000	10.86	5.67	2,104

Note 11 - Income Taxes
The provision for income taxes was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Federal income taxes:
Current	$3,376	$3,167
Deferred	(3,995)	(336)
State income taxes:
Current	319	268
Deferred	(127)	(10)
Income tax (benefit) expense	$(427)	$3,089
Effective income tax rate	(130.98)%	17.91%

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during 2020 and 2019, primarily due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, the Company expects its effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the Company's effective income tax rate as net income decreases.
The Company's quarterly provision for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. However, the Company recorded its interim income tax provision using the actual effective tax rate as of March 31, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income and significant permanent items are not able to be made at this time, which results in significant variations in income tax expense, primarily driven by the COVID-19 crisis.  This would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. The Company determined current and deferred income tax expense as if the interim period were an annual period.

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is below:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Income taxes computed at statutory rate	21.00%	21.00%
Tax exempt revenue, net of nondeductible interest	(45.46)	(0.98)
Low-income housing tax credits, net of amortization	(38.15)	(0.75)
Other tax credits, net of add-backs	(93.08)	(1.74)
Bank-owned life insurance income	(35.69)	(0.22)
State income taxes, net of federal benefit	41.57	1.16
Stock-based compensation	(7.79)	(0.62)
Nondeductible expenses and other	26.62	0.06
Total income tax expense	(130.98)%	17.91%

The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2016.
Note 12 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available for sale ("AFS") securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Losses) Gains on AFS Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	4,078	(74)	4,004
Balance at March 31, 2019	$1,477	$47	$1,524

Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	10,044	(555)	9,489
Balance at March 31, 2020	$16,456	$(634)	$15,822

Note 13 - Capital and Regulatory Matters
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

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2020, and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2020, and December 31, 2019, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital.  Origin has elected to adopt CECL as planned in the first quarter of 2020 and to exercise the option to delay the estimated impact of the adoption of CECL on our regulatory capital for two years, which resulted in a ten basis point benefit to the common equity tier 1 capital to risk-weighted assets capital ratio at March 31, 2020. This two-year delay is in addition to the three-year transition period the banking agencies have already made available.
The actual capital amounts and ratios of the Company and Bank at March 31, 2020, and December 31, 2019, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$565,017	10.86%	$364,191	7.00%	N/A	N/A
Origin Bank	554,119	10.68	363,187	7.00	$337,245	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	574,370	11.04	442,223	8.50	N/A	N/A
Origin Bank	554,119	10.68	441,012	8.50	415,070	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	695,633	13.38	545,900	10.50	N/A	N/A
Origin Bank	675,382	13.02	544,663	10.50	518,727	10.00
Leverage Ratio
Origin Bancorp, Inc.	574,370	10.71	214,517	4.00	N/A	N/A
Origin Bank	554,119	10.36	213,946	4.00	267,432	5.00
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$561,630	11.74%	$334,785	7.00%	N/A	N/A
Origin Bank	551,060	11.55	333,924	7.00	$310,072	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	570,975	11.94	406,524	8.50	N/A	N/A
Origin Bank	551,060	11.55	405,479	8.50	381,627	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	610,305	12.76	502,175	10.50	N/A	N/A
Origin Bank	590,390	12.38	500,888	10.50	477,037	10.00
Leverage Ratio
Origin Bancorp, Inc.	570,975	10.91	209,298	4.00	N/A	N/A
Origin Bank	551,060	10.56	208,774	4.00	260,968	5.00

ORIGIN BANCORP, INC.
Notes to Condensed Consolidated Financial Statements

In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at March 31, 2020, the Bank could pay aggregate dividends of up to $37.7 million to the Company without prior regulatory approval.
Note 14 - Commitments and Contingencies
Credit Related Commitments
In the normal course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the accompanying condensed consolidated financial statements until they are funded, although they expose the Company to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$1,355,644	$1,374,055
Standby letters of credit	49,118	39,344

In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2020, and December 31, 2019, these credit card guarantees totaled $399,000 and $489,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
As of March 31, 2020, the Company held 28 unfunded letters of credit from the FHLB totaling $424.9 million with expiration dates ranging from April 13, 2020, to October 26, 2021. As of December 31, 2019, the Company held 21 unfunded letters of credit from the FHLB totaling $241.3 million with expiration dates ranging from January 15, 2020, to February 25, 2021.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $1.6 million and $1.8 million at March 31, 2020, and December 31, 2019, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.

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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" and under the section titled “Risk Factors” in our Annual Report on Form 10-K. We assume no obligation to update any of these forward looking statements.
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
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders' equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, including the impact of the COVID-19 pandemic, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions, as well as developments affecting the real estate, technology, financial services, insurance, transportation and manufacturing sectors within our target markets.
2020 First Quarter Summary

•	Net income for the quarter ended March 31, 2020, was $753,000, compared to $14.2 million for the quarter ended March 31, 2019.

•	Diluted earnings per share for the quarter ended March 31, 2020, were $0.03, compared to $0.60 for the quarter end March 31, 2019.

•
Net interest income was $42.8 million for the quarter ended March 31, 2020, compared to $42.0 million for the quarter ended March 31, 2019. The net interest margin, fully tax equivalent, was 3.44% for the quarter ended March 31, 2020, compared to 3.80% for the quarter ended March 31, 2019.

•	Provision expense was $18.5 million for the quarter ended March 31, 2020, compared to provision expense of $1.0 million for the quarter ended March 31, 2019.

•	Book value per common share was $25.84 at March 31, 2020, compared to $25.52, at December 31, 2019.

•	Total LHFI were $4.48 billion, an increase of $338.0 million, or 8.2%, from December 31, 2019.

•	Origin Bank completed its offering of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes in February 2020, which qualifies as Tier 2 capital.
Recent Developments and Impact of the COVID-19 Pandemic
The COVID-19 pandemic has resulted in a global public-health crisis, disrupting economies and introducing significant volatility into financial markets and uncertainty as to when economic and operating conditions will return to normalcy. The coronavirus pandemic has temporarily shuttered businesses across our footprint, led to severe unemployment, and is impacting individuals, households and businesses in a multitude of ways. Across our markets, we have been deemed an essential service and exempted from the shutdowns across the country. We continue to operate while keeping the safety and well-being of our employees and customers as our top priority. We continue to meet customers’ needs and have tried to minimize any inconvenience to our customers. All of our offices remain open, with all drive-thrus fully operational, while lobby access is by appointment only.
Across our workforce, approximately 30% have transitioned to working remotely, relying on our technology infrastructure and systems that we have designed for resilience and security. We have been able to continue serving customers, successfully managing critical functions and keeping our lines of business operating while supporting our employees. We have maintained social distancing measures for our employees working in our offices, have restricted lobby access, and conducted sterilization cleanings of certain of our locations on an as needed basis. In addition to monitoring new information from governmental authorities and providing timely communications to our employees, we implemented a hotline to assist our employees, as well as a temporary pandemic Paid Time Off policy.
We are proactively offering a range of policies and programs to accommodate customer hardship across our business. We are offering an expanded SBA program as a result of the Coronavirus Aid, Relief and Economic Security ("CARES") Act. We established a SBA Paycheck Protection Program task force and approved over $565.8 million in loans as of April 30, 2020, under this program as a result of the CARES Act. We have offered forbearance (90 day extensions) and modification agreements to our customers due to the effects of the COVID-19 pandemic. We continue to track pandemic impacted relationships and general economic conditions in our markets.
In the first quarter of 2020, the implementation of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) : Measurement of Credit Losses on Financial Instruments ("CECL") and expected economic worsening and significant uncertainty due to the COVID-19 pandemic was the primary driver of the increase in our allowance for credit losses on loans. Our allowance for credit losses on loans as a percentage of total loans LHFI was 1.25% at March 31, 2020, compared to 0.91% and 0.93% at December 31, 2019, and March 31, 2019, respectively.
There is significant uncertainty surrounding the course of this pandemic and the magnitude and duration of the disruption to economic activity and how this disruption will continue to impact demand for our products and services. Due to the economic disruption and significant uncertainty caused by the COVID-19 pandemic, it is difficult to forecast specific efficiency targets or time frames while the pandemic runs its course. We are actively monitoring and responding to developments across our markets related to measures designed to stop the spread of COVID-19, including social, financial, legal, regulatory and governmental measures and the impact on our business, customers and employees.
See Item 1A - Risk Factors for additional information regarding risks and significant uncertainties relating to the COVID-19 pandemic.

Comparison of the Results of Operations for the Three Months Ended March 31, 2020 and 2019
Net Interest Income
Net interest income for the quarter ended March 31, 2020, was $42.8 million, an increase of $784,000, or 1.9%, compared to the quarter ended March 31, 2019. The increase was primarily due to increases in average balances in every loan category, except for consumer loans, which contributed $4.9 million of the increase in net interest income, partially offset by decreases in yields in every loan category except for loans held for sale, which offset the net interest income increase by $4.0 million, leading to a net $874,000 increase in net interest income due to loans. Higher volumes in loans were led by increases in net interest income of $1.2 million, $1.1 million and $874,000 in construction, land and land development loans, commercial and industrial loans, and mortgage warehouse lines of credit, respectively, while commercial and industrial loans experienced a drop in yield that reduced net interest income by $2.0 million.
Contributing to the increase in net interest income was lower costs of funding, largely as a result of lower market interest rates impacting interest-bearing liabilities, offset by an increase in the average balances of interest-bearing liabilities. Decreases in rates on interest-bearing liabilities contributed a combined increase to net interest income of $1.6 million, while increases in average interest-bearing liability balances offset the increase by a combined $1.3 million. Average savings and interest bearing deposit accounts increased $424.5 million compared to the quarter ended March 31, 2019, primarily as a result of a $415.4 million increase in average business accounts, while average subordinated debentures increased $41.7 million compared to the quarter ended March 31, 2019, primarily due to our completion of an offering in February 2020 of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes ("Notes") due 2030. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
The net interest margin was 3.40% for the first quarter of 2020, a 35 basis point decrease from the first quarter of 2019. The yield earned on interest-earning assets for the quarter ended March 31, 2020 was 4.37%, a 49 basis points decrease from 4.86% for the quarter ended March 31, 2019. This decrease was partially offset by the decrease in rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the quarter ended March 31, 2020, was 1.37%, representing a decrease of 18 basis points compared to the quarter ended March 31, 2019. We continue to experience margin compression primarily caused by decreasing loan yields driven by consistently declining short-term market interest rates experienced over the last several quarters. Interest rates may decline further and further decrease our loan yields, which may continue to put pressure on our net interest margin due to our asset sensitive balance sheet.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020			2019
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,274,633	$15,477	4.88%	$1,214,682	$15,496	5.17%
Construction/land/land development	545,076	7,064	5.21	457,175	6,473	5.74
Residential real estate	695,040	8,272	4.76	634,287	7,633	4.81
Commercial and industrial	1,372,801	16,168	4.74	1,287,461	16,999	5.35
Mortgage warehouse lines of credit	210,480	2,332	4.46	147,453	2,045	5.63
Consumer	19,687	332	6.74	20,482	350	6.83
LHFI	4,117,717	49,645	4.85	3,761,540	48,996	5.28
Loans held for sale	33,288	404	4.86	17,687	179	4.05
Loans receivable	4,151,005	50,049	4.85	3,779,227	49,175	5.28
Investment securities-taxable	450,576	2,712	2.41	498,733	3,341	2.68
Investment securities-non-taxable	102,954	758	2.95	101,794	858	3.37
Non-marketable equity securities held in other financial institutions	40,494	311	3.09	42,161	301	2.90
Interest-bearing balances due from banks	319,953	1,186	1.49	123,326	819	2.69
Total interest-earning assets	5,064,982	$55,016	4.37%	4,545,241	$54,494	4.86%
Noninterest-earning assets(3)	335,722			325,807
Total assets	$5,400,704			$4,871,048

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,444,953	$6,397	1.05%	$2,020,440	$6,259	1.26%
Time deposits	781,907	3,853	1.98	848,629	4,238	2.03
Total interest-bearing deposits	3,226,860	10,250	1.28	2,869,069	10,497	1.48
FHLB advances and other borrowings	297,750	1,332	1.80	335,910	1,698	2.05
Securities sold under agreements to repurchase	16,866	19	0.45	39,757	136	1.39
Subordinated debentures	51,308	605	4.72	9,647	137	5.28
Total interest-bearing liabilities	3,592,784	$12,206	1.37%	3,254,383	$12,468	1.55%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,097,646			972,617
Other liabilities(3)	99,112			83,957
Total liabilities	4,789,542			4,310,957
Stockholders' Equity	611,162			560,091
Total liabilities and stockholders' equity	$5,400,704			$4,871,048
Net interest spread			3.00%			3.31%
Net interest income and margin		$42,810	3.40%		$42,026	3.75%
Net interest income and margin - (tax equivalent)(4)		$43,315	3.44%		$42,555	3.80%
____________________________

(1)	Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)
Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios and our subordinated debentures, which are calculated using 30 days in a month over 360 days in a year.

(3)
Includes Government National Mortgage Association ("GNMA") repurchase average balances of $27.9 million and $30.1 million for the three months ended March 31, 2020 and 2019, respectively. The GNMA repurchase asset and liability accounts are recorded as equal offsetting amounts in the condensed consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the notes to our condensed consolidated financial statements.

(4)
In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a federal income tax rate of 21% for the three months ended March 31, 2020 and 2019.

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate changes has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to day count and to both rate and volume that cannot be segregated have been allocated to rate.

	Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$765	$(784)	$(19)
Construction/land/land development	1,245	(654)	591
Residential real estate	731	(92)	639
Commercial and industrial	1,127	(1,958)	(831)
Mortgage warehouse lines of credit	874	(587)	287
Consumer	(14)	(4)	(18)
Loans held for sale	158	67	225
Loans receivable	4,886	(4,012)	874
Investment securities-taxable	(323)	(306)	(629)
Investment securities-non-taxable	10	(110)	(100)
Non-marketable equity securities held in other financial institutions	(12)	22	10
Interest-bearing deposits in banks	1,306	(939)	367
Total interest-earning assets	5,867	(5,345)	522
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	1,315	(1,177)	138
Time deposits	(333)	(52)	(385)
FHLB advances and other borrowings	(193)	(173)	(366)
Securities sold under agreements to repurchase	(78)	(39)	(117)
Subordinated debentures	593	(125)	468
Total interest-bearing liabilities	1,304	(1,566)	(262)
Net interest income	$4,563	$(3,779)	$784

Provision for Credit Losses
The provision for credit losses, which includes both the provision for loan losses and provision for off-balance sheet commitments, is based on management's assessment of the adequacy of both our allowance for credit losses ("ACL") and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.
January 1, 2020, we adopted CECL and recognized a one-time cumulative effect adjustment to the allowance for loan credit losses of $1.2 million. CECL requires recording life-of-loan projected losses in the loan portfolio based on future economic events and related loan portfolio credit performance. The prior accounting standard recorded reserves based on incurred losses at the balance sheet date, generally resulting in lower reserve levels at the outset of an economic downturn.
Our earnings for the first quarter of 2020 were significantly impacted by the COVID-19 pandemic and the deteriorating economic outlook caused us to provision for significant loan loss reserves during March 2020.
At March 31, 2020, we had $992.7 million, or 22.2%, of our LHFI invested in key sectors that appear to be hardest hit by COVID-19 including healthcare, retail businesses, transportation, restaurants, energy and hotels. Nonperforming LHFI in these COVID-19 impacted sectors was $23.3 million at March 31, 2020, while past due LHFI in the COVID-19 impacted sectors, defined as loans 30 days or more past due, as a percentage of LHFI in the COVID-19 impacted sectors, was 2.0% at March 31, 2020.
We recorded provision expense of $18.5 million for the quarter ended March 31, 2020, an increase of $17.5 million from $1.0 million for the quarter ended March 31, 2019. The increase in provision expense from the March 31, 2019, quarter was impacted by the adoption of CECL on January 1, 2020, and primarily driven by an increase in the current estimate of expected credit losses within the loan portfolio primarily due to the COVID-19 impact on key business sectors. Net charge-offs were $1.1 million during the current quarter, compared to net recoveries of $552,000 during the quarter ended March 31, 2019. Our allowance for loan credit losses was 1.25% of total LHFI at March 31, 2020, compared to 0.93% at March 31, 2019, due to the expected impact of COVID-19 on our loan portfolio. The allowance for loan credit losses as a percentage of nonperforming LHFI was 169.72% at March 31, 2020, compared to 117.59% at March 31, 2019.
We continue to gather the latest information available to perform and update our forecast qualitative factors. As more information becomes available concerning the economic impact of the COVID-19 pandemic, we will update the qualitative factors, which could lead to further increases to our allowance for credit losses on loans.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		$ Change	% Change
Noninterest income:	2020	2019
Service charges and fees	$3,320	$3,316	$4	0.1%
Mortgage banking revenue	2,769	2,606	163	6.3
Insurance commission and fee income	3,687	3,510	177	5.0
Gains on sales of securities, net	54	—	54	N/A
Loss on sales and disposals of other assets, net	(25)	3	(28)	N/M
Limited partnership investment (loss) income	(429)	400	(829)	N/M
Swap fee income	676	511	165	32.3
Other fee income	466	276	190	68.8
Other income	1,626	982	644	65.6
Total noninterest income	$12,144	$11,604	$540	4.7%

Noninterest income for the three months ended March 31, 2020, increased by $540,000, or 4.7%, to $12.1 million, compared to $11.6 million for the quarter ended March 31, 2019. The increase was largely driven by an increase of $644,000 in other noninterest income, which was offset by a $829,000 decreased in limited partnership investment income.
Other income. The increase in other income during the quarter ended March 31, 2020, when compared to the same quarter in 2019, was driven by a $579,000 fair value increase in securities carried at fair value through income and a $373,000 increase in bank owned life insurance income, offset by $460,000 decrease in the fair value adjustment on swaps. The increase in bank owned life insurance income was primarily driven by a $316,000 payout on a bank-owned life insurance policy.
Limited partnership investment (loss) income. The loss on limited partnership investment income during the quarter ended March 31, 2020, was driven by unfavorable valuation adjustments to certain limited partnership investments compared to favorable valuation adjustments during the quarter ended March 31, 2019.
Other fee income. The $190,000 increase in other fee income is primarily due to increases in fees on commercial credit commitments to borrowers, such as letters of credit and unused portions of lines of credit. We have seen an increasing trend in these fees over the prior year, and they are more in line with recent quarters.
Swap fee income. The increase in swap fee income during the three months ended March 31, 2020, compared to the same period in 2019, was driven by higher volume of back-to-back swaps executed with commercial customers in the current period compared to the same period in 2019. Given the low interest rate environment, customers have the opportunity to lock in fixed rates through swaps, driving increases in swap fees.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		$ Change	% Change
Noninterest expense:	2020	2019
Salaries and employee benefits	$21,988	$22,613	$(625)	(2.8)%
Occupancy and equipment, net	4,221	4,044	177	4.4
Data processing	2,003	1,587	416	26.2
Electronic banking	900	689	211	30.6
Communications	477	586	(109)	(18.6)
Advertising and marketing	711	798	(87)	(10.9)
Professional services	1,171	904	267	29.5
Regulatory assessments	615	711	(96)	(13.5)
Loan related expenses	1,142	669	473	70.7
Office and operations	1,441	1,481	(40)	(2.7)
Intangible asset amortization	299	364	(65)	(17.9)
Franchise tax expense	496	489	7	1.4
Other expenses	633	446	187	41.9
Total noninterest expense	$36,097	$35,381	$716	2.0%
Noninterest expense for the quarter ended March 31, 2020, increased by $716,000, or 2.0%, to $36.1 million, compared to $35.4 million for the quarter ended March 31, 2019. Significant fluctuations in noninterest expense categories are discussed below.
Loan related expenses. The increase in loan related expenses was driven by a $439,000 increase in loan subservicing costs since we transferred the servicing of our mortgage loan portfolio to a sub-servicer in the fourth quarter of 2019.
Data processing. The increase in data processing expenses was driven by new software implemented after the quarter ended March 31, 2019.

Professional services. The $267,000 increase in professional services expenses was driven by a $295,000 increase in legal services, which was largely driven by the costs associated with the issuance of our annual proxy statement and review of executive compensation plans during the quarter ended March 31, 2020.
Electronic banking. The increase in electronic banking expenses was driven by card processing expense during the quarter ended March 31, 2020, primarily due to increased volume in card processing transactions.
Salaries and employee benefits. The $625,000 decrease in salaries and employee benefits between the quarters was primarily driven by a decrease of $661,000 in incentive compensation due to lower projected incentive payouts based upon expected Company performance as well as revisions in our incentive compensation plans.
Income Tax Expense
For the three months ended March 31, 2020, we recognized income tax benefit of $427,000, a decrease of $3.5 million over the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020, was negative 131.0%, compared to 17.9% for the three months ended March 31, 2019. Our effective tax rate decreased due to the larger than proportional effect of tax-exempt items (described below) with a decrease in pre-tax income in the 2020 period.
Our quarterly provision for income taxes has historically been calculated using the AETR method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of March 31, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. We utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income and significant permanent items are not able to be made at this time, which results in significant variations in income tax expense, primarily driven by the COVID-19 crisis. This would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. We determined current and deferred income tax expense as if the interim period were an annual period.
Our effective income tax rates have differed from the U.S. statutory rate of 21% during the quarters ended March 31, 2020 and 2019, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a smaller than proportional effect on the effective income tax rate as net income increases.
Comparison of Financial Condition at March 31, 2020, and December 31, 2019
General
Total assets increased by $725.0 million, or 13.6%, to $6.05 billion at March 31, 2020, from $5.32 billion at December 31, 2019. The increase was primarily attributable to an increase in LHFI of $338.0 million, an increase in cash and cash equivalents of $268.7 million and an increase of $100.6 million in securities available for sale.
Loan Portfolio
At March 31, 2020, 83.9% of our loan portfolio held for investment consisted of commercial and industrial loans, commercial real estate loans, construction/land/land development and mortgage warehouse lines of credit, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.

The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

(Dollars in thousands)	March 31, 2020		December 31, 2019		$ Change	% Change
Real estate:	Amount	Percent	Amount	Percent
Commercial real estate	$1,302,520	29.1%	$1,296,847	31.3%	$5,673	0.4%
Construction/land/land development	563,820	12.6	517,688	12.5	46,132	8.9
Residential real estate	703,263	15.7	689,555	16.6	13,708	2.0
Total real estate	2,569,603	57.4	2,504,090	60.4	65,513	2.6
Commercial and industrial	1,455,497	32.4	1,343,475	32.5	112,022	8.3
Mortgage warehouse lines of credit	437,257	9.8	274,659	6.6	162,598	59.2
Consumer	18,828	0.4	20,971	0.5	(2,143)	(10.2)
Total LHFI	$4,481,185	100.0%	$4,143,195	100.0%	$337,990	8.2%
At March 31, 2020, total LHFI were $4.48 billion, an increase of $338.0 million, or 8.2%, compared to $4.14 billion at December 31, 2019. The increase reflected growth in all significant loan categories, the largest of which is reflected in mortgage warehouse lines of credit due to an increase in refinancings driven by low interest rates. We also saw increases in draws on commercial lines of credit near the end of the quarter, partially caused by customers seeking increased liquidity due to the ongoing impact of the COVID-19 pandemic. A significant portion of our loan growth continues to come from our Texas markets. Our lending focus continues to be with operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Under the CARES Act, Congress allocated funds to the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. By taking advantage of the PPP, as of April 30, 2020, we have originated loans totaling $565.8 million, all of which were funded after March 31, 2020. These loans will have maximum maturities of two years, and we anticipate many of them will be forgiven before the maturity date. The loans will bear a fixed rate of interest at one percent for the entire term.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2020. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	March 31, 2020
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$190,260	$783,096	$329,164	$1,302,520
Construction/land/land development	122,989	348,276	92,555	563,820
Residential real estate loans	84,668	270,026	348,569	703,263
Total real estate	397,917	1,401,398	770,288	2,569,603
Commercial and industrial loans	539,366	798,650	117,481	1,455,497
Mortgage warehouse lines of credit	437,257	—	—	437,257
Consumer loans	4,164	13,030	1,634	18,828
Total LHFI	$1,378,704	$2,213,078	$889,403	$4,481,185

Amounts with fixed rates	$250,741	$1,059,841	$402,914	$1,713,496
Amounts with variable rates(1)	1,127,963	1,153,237	486,489	2,767,689
Total	$1,378,704	$2,213,078	$889,403	$4,481,185
____________________________

(1)	Includes $264.5 million in LIBOR adjustable rate mortgages which have initial rate resets in 2021 or later.
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale. Our nonperforming loans consist of nonaccrual loans and accruing loans that are contractually 90 days or more past due.
Loans are considered past due when principal and interest payments have not been received at the date such payments are contractually due. We discontinue accruing interest on loans when we determine the borrower's financial condition is such that collection of interest and principal payments in accordance with the terms of the loan is not reasonably assured. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and each borrower's financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
Although the ultimate impact of the COVID-19 pandemic is unknown at this time, the deteriorating economic outlook and increased unemployment rate has created conditions that could cause a surge in nonperforming loans in future periods. Subsequent to quarter end through April 30, 2020, we have granted COVID-19 forbearances in the form of principal and interest deferments, rate concessions and principal deferments to 1,242 loans with outstanding loan amounts totaling $880.2 million. Since nonperforming loans are considered 90 days past due and the COVID-19 pandemic began to impact the U.S. economy most severely in mid-March 2020, no COVID-19 forbearances are reflected in the table below.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonperforming LHFI
Commercial real estate	$11,306	$6,994
Construction/land/land development	3,850	4,337
Residential real estate	4,076	5,132
Commercial and industrial	13,619	14,520
Consumer	181	163
Total nonperforming LHFI	33,032	31,146
Nonperforming loans held for sale	840	927
Total nonperforming loans	33,872	32,073
Other real estate owned
Commercial real estate, construction/land/land development	4,163	4,165
Residential real estate	1,032	487
Total other real estate owned	5,195	4,652
Other repossessed assets owned	101	101
Total repossessed assets owned	5,296	4,753
Total nonperforming assets	$39,168	$36,826
Troubled debt restructuring loans - nonaccrual	$6,034	$6,609
Troubled debt restructuring loans - accruing	1,885	1,843
Total LHFI	4,481,185	4,143,195
Ratio of nonperforming LHFI to total LHFI	0.74%	0.75%
Ratio of nonperforming assets to total assets	0.65	0.69
At March 31, 2020, total nonperforming LHFI increased by $1.9 million or 6.1%, over December 31, 2019. This increase was offset by a $87,000 decrease in total nonperforming loans held for sale during the three months ended March 31, 2020. Please see Note 4 - Loans in the notes to our condensed consolidated financial statements for more information on nonperforming loans.
Potential Problem Loans
From a credit risk standpoint, we classify loans using risk grades which fall into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent or expected in each loan.
Information regarding the internal risk ratings of our loans at March 31, 2020, is included in Note 4 - Loans in the notes to our condensed consolidated financial statements included in Item 1 of this report.
Allowance for Credit Losses
Effective January 1, 2020, the Company adopted CECL resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. Please see the discussion in Note 1 - Significant Accounting Policies in the notes to our condensed consolidated financial statements titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-13.

The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and March 31, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
The amount of the allowance for loan credit losses is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of allowance for loan credit losses, it could materially and adversely affect our earnings.
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
We establish general allocations for each major loan category and credit quality. The general allocation is based, in part, on historical charge-off experience and the probability of default, loss given default loss methodology, derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. We give consideration to trends, changes in loan mix, delinquencies, prior losses, reasonable and supportable forecasts and other related information.
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

Our allowance for loan credit losses increased by $18.5 million, or 49.4%, to $56.1 million at March 31, 2020, from $37.5 million at December 31, 2019. The ratio of the allowance for credit losses to LHFI at March 31, 2020, and December 31, 2019, was 1.25% and 0.91%, respectively. The increase in the total allowance for credit losses was primarily driven by the impact of the COVID-19 pandemic and adoption of CECL. Please see the section titled Nonperforming Assets included above in this section for additional information and metrics related to the impact of the COVID-19 pandemic.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019
Allowance for loan credit losses
Balance at beginning of period	$37,520	$34,203	$34,203
Impact of adopting ASC 326	1,248	N/A	N/A
Provision for loan credit losses	18,396	823	9,207
Charge-offs:
Commercial real estate	172	89	1,420
Construction/land/land development	—	—	38
Residential real estate	49	—	265
Commercial and industrial	1,180	511	8,231
Mortgage warehouse lines of credit	—	—	29
Consumer	24	8	148
Total charge-offs	1,425	608	10,131
Recoveries:
Commercial real estate	2	51	341
Construction/land/land development	—	1	40
Residential real estate	149	27	185
Commercial and industrial	169	1,074	3,627
Mortgage warehouse lines of credit	—	—	—
Consumer	4	7	48
Total recoveries	324	1,160	4,241
Net charge-offs (recoveries)	1,101	(552)	5,890
Balance at end of period	$56,063	$35,578	$37,520
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	169.72%	117.59%	120.46%
Total LHFI	1.25	0.93	0.91
Securities
Our securities portfolio totaled $642.3 million at March 31, 2020, representing an increase of $101.1 million, or 18.7%, from $541.2 million at December 31, 2019. During the quarter, we utilized excess liquidity and took advantage of dislocated bond markets during the recent market turmoil, purchasing high quality municipal and corporate bonds to support our interest margin in low-rate environments. Please see Note 3 - Securities in the notes to our condensed consolidated financial statements for more information on our securities portfolio.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. We also utilize brokered deposits from time to time.

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
The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,115,811	24.5%	$1,077,706	25.5%	$38,105	3.5%
Interest-bearing demand	792,694	17.4	776,037	18.4	16,657	2.1
Money market	1,285,664	28.2	1,277,053	30.2	8,611	0.7
Time deposits	766,554	16.8	790,810	18.7	(24,256)	(3.1)
Brokered	435,138	9.6	152,556	3.6	282,582	185.2
Savings	160,385	3.5	154,450	3.6	5,935	3.8
Total deposits	$4,556,246	100.0%	$4,228,612	100.0%	$327,634	7.7%
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated.

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$806,075	$1,605	0.80%	$715,284	$1,356	0.77%
Money market	1,320,443	4,123	1.26%	837,821	2,884	1.40%
Time deposits	781,907	3,853	1.98%	840,052	4,218	2.04%
Brokered (1)	162,480	606	1.50%	325,160	1,987	2.48%
Savings	155,955	63	0.16%	150,752	52	0.14%
Total interest-bearing	$3,226,860	$10,250	1.28%	$2,869,069	$10,497	1.48%
Noninterest-bearing demand	1,097,646			972,617
Total average deposits	$4,324,506	$10,250	0.95%	$3,841,686	$10,497	1.11%
____________________________

(1)	Average brokered time deposits of zero and $8.6 million are included in the brokered category during the three months ended March 31, 2020 and 2019, respectively.
Our average deposit balance was $4.32 billion for the three months ended March 31, 2020, an increase of $482.8 million, or 12.6%, from $3.84 billion for the three months ended March 31, 2019. Average deposits excluding average brokered deposits was $4.16 billion for the three months ended March 31, 2020, compared to $3.52 billion for the three months ended March 31, 2019. The $162.7 million, or 50.0%, decrease in average brokered deposits is primarily the result of the strategic decision to replace certain brokered deposits with advances from the FHLB. The increase in total average deposits was primarily due to our continued relationship-based efforts to attract deposits within our key markets. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2020, was 1.28%, compared to 1.48% for the three months ended March 31, 2019. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since July 2019, along with a shift in mix away from higher cost brokered deposits to lower cost core relationship deposits, driving a 14.4% decrease in our total average deposit costs period over period. The Federal Reserve lowered the federal funds target rate three times during 2019, and twice in March 2020, resulting in an aggregate 225 basis point total decrease from July 31, 2019, to March 31, 2020. When the target rate reductions began, we began taking action to lower deposit rates on nonmaturity deposits, but the most meaningful cuts came in March 2020 in conjunction with the latest round of target rate reductions. The March rate decreases have not been completely reflected in the deposit costs reported. Our Louisiana market deposits also increased $235.4 million compared to March 31 2019, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.

Average noninterest-bearing deposits at March 31, 2020, were $1.10 billion, compared to $972.6 million at March 31, 2019, an increase of $125.0 million, or 12.9%. Average noninterest-bearing deposits represented 25.4% and 25.3% of average total deposits for the three months ended March 31, 2020 and 2019, respectively.
Borrowings
Short-term advances from the FHLB increased by $300.0 million at March 31, 2020, compared to December 31, 2019. The additional borrowings were used to bolster balance sheet liquidity due to projected draws on commercial lines of credit and to fund the PPP loans associated with the CARES Act. We approved $565.8 million, or 2,772 PPP loans throughout our markets through April 30, 2020. We expect to participate and fund significantly less during the second round of PPP loan funding. Since $350 million of the FHLB advances mature by June 30, 2020, if the liquidity need is still in place due to PPP balances outstanding at June 30, 2020, it is our intention to use the PPP Lending Facility established by the Federal Reserve to replace the FHLB advances.
The table below shows FHLB advances by maturity and weighted average rate at March 31, 2020:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$350,672	0.32%
90 days to less than one year	50,390	0.64
One to three years	4,666	5.30
Three to five years	7,475	5.20
After five years	259,198	1.72
Total	$672,401	0.98%
At March 31, 2020, we were eligible to borrow an additional $140.2 million from the FHLB. Please see Note 8 - Borrowings in the notes to our condensed consolidated financial statements for more detail on our borrowings.
Subordinated Debentures
Origin Bank completed an offering of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the "Notes") to certain accredited investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended, in February 2020. The Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal three-month LIBOR (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. Origin Bank intends to use the proceeds from the offering for general corporate purposes. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. At March 31, 2020, and December 31, 2019, our cash and liquid securities totaled 15.4% and 8.4% of total assets, respectively, providing liquidity to support our existing operations.

The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $6.3 million and $5.9 million at March 31, 2020, and December 31, 2019, respectively. This cash is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has up to $50.0 million available under a line of credit. There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 13 - Capital and Regulatory Matters in the notes to our condensed consolidated financial statements for more information on the availability of Bank dividends.
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
Our investment portfolio is another source for meeting our liquidity needs. Monthly payments on mortgage-backed securities are used for short-term liquidity, and our investments are generally traded in active markets that offer a readily available source of cash liquidity through sales, if needed. Securities in our investment portfolio are also used to secure certain deposit types, such as deposits from state and local municipalities, and can be pledged as collateral for other borrowing sources.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2020, or December 31, 2019. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line as of March 31, 2020.
In February 2020, Origin Bank completed an offering of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes provided us with $68.9 million in additional liquidity.
In July 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $40 million of our outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock buyback program is intended to expire in 2022, but may be terminated or amended by our board of directors at any time. The stock buyback program does not obligate us to purchase any shares at any time.
In three transactions that were consummated in March 2020, we repurchased a total of 30,868 shares of our common stock pursuant to our stock buyback program at an average price per share of $23.44 for an aggregate purchase price of $723,000. Prior to 2020, we had repurchased cumulatively $10.1 million of shares under the stock buyback program, and as of the date of this report, our board of directors has approved approximately $29.2 million additional shares to be purchased under the stock buyback program. Due to the uncertainty in the economic conditions due to the impact of the COVID-19 pandemic, we are not actively repurchasing shares.

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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts at March 31, 2020.

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances	$401,062	$7,772	$4,369	$259,198	$672,401
Subordinated debentures	—	—	—	80,826	80,826
Time deposits	566,289	163,174	37,091	—	766,554
Limited partnership investments(1)	3,545	—	—	—	3,545
Low income housing tax credits	505	165	204	402	1,276
Overnight repurchase agreements with depositors	15,533	—	—	—	15,533
Operating leases	4,604	7,901	5,512	12,607	30,624
Total contractual obligations	$991,538	$179,012	$47,176	$353,033	$1,570,759
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
The table below presents our commitments to extend credit by commitment expiration date at March 31, 2020.

(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$521,400	$544,697	$202,582	$86,965	$1,355,644
Standby letters of credit	41,620	7,498	—	—	49,118
Total off-balance sheet commitments	$563,020	$552,195	$202,582	$86,965	$1,404,762
____________________________

(1)	Includes $466.7 million of unconditionally cancellable commitments at March 31, 2020.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At March 31, 2020, stockholders' equity was $606.6 million, representing an increase of $7.4 million, or 1.2%, compared to $599.3 million at December 31, 2019. Other comprehensive income of $9.5 million for the three months ended March 31, 2020, was the primary driver of the increase in stockholders' equity compared to December 31, 2019, and was partially offset by the $2.2 million dividend paid on the Company's common stock and the $723,000 repurchase of the Company's common stock that occurred during the period.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2020, and December 31, 2019, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the FDIC. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated.

(Dollars in thousands)	March 31, 2020		December 31, 2019
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$565,017	10.86%	$561,630	11.74%
Tier 1 capital (to risk-weighted assets)	574,370	11.04	570,975	11.94
Total capital (to risk-weighted assets)	695,633	13.38	610,305	12.76
Tier 1 capital (to average assets)	574,370	10.71	570,975	10.91

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$554,119	10.68%	$551,060	11.55%
Tier 1 capital (to risk-weighted assets)	554,119	10.68	551,060	11.55
Total capital (to risk-weighted assets)	675,382	13.02	590,390	12.38
Tier 1 capital (to average assets)	554,119	10.36	551,060	10.56
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

	March 31, 2020
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	22.2%	9.8%
+300	16.2	7.3
+200	10.9	6.4
+100	5.3	3.8
Base
-100	(4.9)	(2.8)
-200	(15.1)%	(0.5)%
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
Market Risk
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC for further information.
Item 4.        Controls and Procedures
Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Changes in internal control over financial reporting — Beginning January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of economic forecasting projections obtained from an independent third party. Except as related to the adoption of ASU 2016‑13, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 14 - Commitments and Contingencies - Loss Contingencies in the notes to the condensed consolidated financial statements included in Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2019, except for the risk factors included below.
The novel coronavirus (“COVID-19”) and the impact of actions to mitigate it has adversely impacted and could continue to adversely affect our business, financial condition and results of operations.
COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of COVID-19, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings; and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in mid-April, 2020, we began processing loan applications under the Paycheck Protection Program created under the CARES Act. The Federal Reserve’s Main Street Lending Program will offer deferred interest on 4-year loans to small and mid-sized businesses. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also experiencing a high level of loan modifications under our deferred payment program. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.
The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to continue to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:

•	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;

•	impair the value of collateral securing loans (particularly with respect to real estate);

•	impair the value of our securities portfolio;

•	require further increases in our allowance for credit losses, particularly in light of our adoption of CECL in the first quarter of 2020;

•	adversely affect the stability of our deposit base or otherwise impair our liquidity;

•	reduce our revenues from fee-based services, including wealth management, and the demand for our products and services;

•	create further stress on our operations and systems associated with our participation in the Paycheck Protection Program as a result of high demand and volume of applications;

•	result in increased compliance risk as we become subject to new regulatory and other requirements associated with the Paycheck Protection Program and other new programs in which we participate;

•	impair the ability of loan guarantors to honor commitments;

•	negatively impact our regulatory capital ratios;

•
negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and

•	increase cyber and payment fraud risk, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.
Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.
The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impact on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to the effects of the COVID-19 pandemic may result in a material adverse effect to our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
We are subject to volatility risk in crude oil prices.
Energy production and related industries represent a large part of the economies in some of our primary markets. In recent months, actions by certain members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels have led to increased global oil supplies, which has resulted in significant declines in market oil prices. Decreased market oil prices compressed margins for many U.S.-based oil producers, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. In March of 2020, disagreements between members of OPEC signaled that production levels would rise and led to a significant decline in market oil prices. Further, increased oil price volatility, and depressed market oil prices, are expected to continue due to the uncertainties and economic impacts of COVID-19. Companies that operate in the oil industry and are most heavily impacted by the decline in oil prices are a key part of the local economies in which we operate and continued and further depressed oil prices and increased oil price volatility could have further negative impacts on the U.S. economy and the economies of energy-dominant states in which we operate such as Louisiana and Texas. Declines in the economies of the markets in which we operate could negatively impact our borrowers and customers and negatively impact our allowance for loan credit losses and results of operations.
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

In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program is intended to expire in three years, but may be terminated or amended by the Company’s board of directors at any time. The stock buyback program does not obligate the Company to purchase any shares at any time. Due to the COVID-19 outbreak the Company is not actively repurchasing shares under its stock buyback program.
The following table shows the Company's monthly stock repurchases during the quarter ended March 31, 2020.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2020 - January 31, 2020	—	$—	—	$29,941
February 1, 2020 - February 29, 2020	—	—	—	29,941
March 1, 2020 - March 31, 2020	30,868	23.44	30,868	29,217
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020, (File No. 001-38487)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020, (File No. 001-38487)).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

fSIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Origin Bancorp, Inc.

Date:	May 6, 2020	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 6, 2020	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer