Form 10-Q
period 2020-06-30
Origin Bancorp, Inc.
filed 2020-08-10
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,501,233 shares of Common Stock, par value $5.00 per share, were issued and outstanding at August 3, 2020.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2020

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•the duration and impacts of the novel coronavirus ("COVID-19") pandemic and efforts to contain its transmission, including the effect of these factors on our business, customers and economic conditions generally, as well as the impact of the actions taken by governmental authorities to address the impact of COVID-19 on the United States economy, including, without limitation, the Coronavirus Aid, Relief and Economic Security Act;
•deterioration of our asset quality;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•changes in the value of collateral securing our loans;
•our ability to anticipate interest rate changes and manage interest rate risk;
•the effectiveness of our risk management framework and quantitative models;
•our inability to receive dividends from our bank subsidiary and to service debt, pay dividends to our common stockholders, repurchase our shares of common stock and satisfy obligations as they become due;
•business and economic conditions generally and in the financial services industry, nationally and within our local market areas;
•changes in our operation or expansion strategy or our ability to prudently manage our growth and execute our strategy;
•changes in management personnel;
•our ability to maintain important deposit customer relationships, our reputation or otherwise avoid liquidity risks;
•increasing costs as we grow deposits;
•operational risks associated with our business;
•volatility and direction of market interest rates;
•increased competition in the financial services industry, particularly from regional and national institutions;
•our level of nonperforming assets and the costs associated with resolving any problem loans, including litigation and other costs;

•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
•changes in the utility of our non-GAAP liquidity measurements and their underlying assumptions or estimates;
•difficult market conditions and unfavorable economic trends in the United States generally, and particularly in the market areas in which Origin operates and in which its loans are concentrated;
•an increase in unemployment levels and slowdowns in economic growth;
•the credit risk associated with the substantial amount of commercial real estate, construction and land development, and commercial loans in our loan portfolio;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters;
•periodic changes to the extensive body of accounting rules and best practices may change the treatment and recognition of critical financial line items and affect our profitability;
•further government intervention in the U.S. financial system;
•compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters;
•uncertainty regarding the future of the London Interbank Offered Rate and the impact of any replacement alternatives on our business;
•natural disasters and adverse weather events, acts of terrorism, an outbreak of hostilities, regional or national protests and civil unrest (including any resulting branch closures or property damage), widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;
•system failures, cybersecurity threats and/or security breaches and the cost of defending against them;
•other factors that are discussed in the sections titled "Item 1A. Risk Factors" in this report, in our annual report on Form 10-K for the year ended December 31, 2019, and in our other reports filed with the SEC; and
•our ability to manage the risks involved in the foregoing.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and due from banks	$57,054	$62,160
Interest-bearing deposits in banks	99,282	229,358
Total cash and cash equivalents	156,336	291,518
Securities:
Available for sale	720,616	501,070
Held to maturity, net of allowance for credit losses of $144 at June 30, 2020 (fair value of $40,716 and $29,523 at June 30, 2020, and December 31, 2019, respectively)	38,287	28,620
Securities carried at fair value through income	11,977	11,513
Total securities	770,880	541,203
Non-marketable equity securities held in other financial institutions	41,864	39,808
Loans held for sale ($90,135 and $36,977 at fair value, respectively)	121,541	64,837
Loans, net of allowance for credit losses of $70,468 and $37,520 at June 30, 2020, and December 31, 2019, respectively ($17,488 and $17,670 at fair value, respectively)	5,241,726	4,105,675
Premises and equipment, net	80,025	80,457
Mortgage servicing rights	15,235	20,697
Cash surrender value of bank-owned life insurance	37,102	37,961
Goodwill and other intangible assets, net	30,953	31,540
Accrued interest receivable and other assets	148,247	110,930
Total assets	$6,643,909	$5,324,626
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,584,746	$1,077,706
Interest-bearing deposits	3,041,859	2,360,096
Time deposits	745,617	790,810
Total deposits	5,372,222	4,228,612
Federal Home Loan Bank ("FHLB") advances and other borrowings	478,260	417,190
Subordinated debentures, net	78,567	9,671
Accrued expenses and other liabilities	100,079	69,891
Total liabilities	6,029,128	4,725,364
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,501,233 and 23,480,945 shares issued at June 30, 2020, and December 31, 2019, respectively)	117,506	117,405
Additional paid-in capital	236,156	235,623
Retained earnings	240,506	239,901
Accumulated other comprehensive income	20,613	6,333
Total stockholders' equity	614,781	599,262
Total liabilities and stockholders' equity	$6,643,909	$5,324,626
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$50,722	$51,461	$100,771	$100,636
Investment securities-taxable	2,732	3,208	5,444	6,549
Investment securities-nontaxable	1,391	871	2,149	1,729
Interest and dividend income on assets held in other financial institutions	619	1,523	2,116	2,643
Total interest and dividend income	55,464	57,063	110,480	111,557
Interest expense
Interest-bearing deposits	6,620	11,540	16,870	22,037
FHLB advances and other borrowings	1,641	2,415	2,992	4,249
Subordinated debentures	913	139	1,518	276
Total interest expense	9,174	14,094	21,380	26,562
Net interest income	46,290	42,969	89,100	84,995
Provision for credit losses	21,403	1,985	39,934	2,990
Net interest income after provision for credit losses	24,887	40,984	49,166	82,005
Noninterest income
Service charges and fees	2,990	3,435	6,310	6,751
Mortgage banking revenue	10,717	3,252	13,486	5,858
Insurance commission and fee income	3,109	3,036	6,796	6,546
Gain on sales of securities, net	—	—	54	—
Loss on sales and disposals of other assets, net	(908)	(166)	(933)	(163)
Limited partnership investment income (loss)	9	(418)	(420)	(18)
Swap fee income	1,527	172	2,203	683
Change in fair value of equity investments	—	367	—	367
Other fee income	607	360	1,073	636
Other income	1,025	1,138	2,651	2,120
Total noninterest income	$19,076	$11,176	$31,220	$22,780
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Noninterest expense
Salaries and employee benefits	$24,045	$22,764	$46,033	$45,377
Occupancy and equipment, net	4,267	4,200	8,488	8,244
Data processing	2,075	1,810	4,078	3,397
Electronic banking	890	892	1,790	1,581
Communications	419	647	896	1,233
Advertising and marketing	610	1,089	1,321	1,887
Professional services	843	839	2,014	1,743
Regulatory assessments	766	691	1,381	1,402
Loan related expenses	1,509	790	2,651	1,459
Office and operations	1,344	1,849	2,785	3,330
Intangible asset amortization	287	353	586	717
Franchise tax expense	514	492	1,010	981
Other expenses	651	679	1,284	1,125
Total noninterest expense	38,220	37,095	74,317	72,476
Income before income tax expense	5,743	15,065	6,069	32,309
Income tax expense	786	2,782	359	5,871
Net income	$4,957	$12,283	$5,710	$26,438
Basic earnings per common share	$0.21	$0.52	$0.24	$1.12
Diluted earnings per common share	0.21	0.52	0.24	1.11
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,957	$12,283	$5,710	$26,438
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain arising during the period	6,145	5,351	18,916	10,515
Net losses realized as a yield adjustment in interest on investment securities	(2)	(3)	(5)	(5)
Reclassification adjustment for net gain included in net income	—	—	(54)	—
Change in the net unrealized gain on investment securities, before tax	6,143	5,348	18,857	10,510
Income tax expense related to net unrealized gain arising during the period	1,290	1,123	3,960	2,207
Change in the net unrealized gain on investment securities, net of tax	4,853	4,225	14,897	8,303
Cash flow hedges:
Net unrealized loss arising during the period	(109)	(150)	(819)	(228)
Reclassification adjustment for (loss) gain included in net income	(31)	14	(39)	30
Change in the net unrealized (loss) on cash flow hedges, before tax	(78)	(164)	(780)	(258)
Income tax expense related to net unrealized (loss) on cash flow hedges	(16)	(34)	(163)	(54)
Change in the net unrealized (loss) on cash flow hedges, net of tax	(62)	(130)	(617)	(204)
Other comprehensive income, net of tax	4,791	4,095	14,280	8,099
Comprehensive income	$9,748	$16,378	$19,990	$34,537

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2019	23,726,559	$118,633	$242,041	$191,585	$(2,480)	$549,779
Net income	—	—	—	14,155	—	14,155
Other comprehensive income, net of tax	—	—	—	—	4,004	4,004
Impact of adoption of ASU 2016-02 related to leases	—	—	—	321	—	321
Recognition of stock compensation, net	19,426	97	538	—	—	635
Dividends declared - common stock ($0.0325 per share)	—	—	—	(772)	—	(772)
Balance at March 31, 2019	23,745,985	$118,730	$242,579	$205,289	$1,524	$568,122
Net income	—	—	—	12,283	—	12,283
Other comprehensive loss, net of tax	—	—	—	—	4,095	4,095
Recognition of stock compensation, net	28,253	141	423	—	—	564
Dividends declared - common stock ($0.0325 per share)	—	—	—	(771)	—	(771)
Balance at June 30, 2019	23,774,238	$118,871	$243,002	$216,801	$5,619	$584,293

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	23,480,945	$117,405	$235,623	$239,901	$6,333	$599,262
Net income	—	—	—	753	—	753
Other comprehensive income, net of tax	—	—	—	—	9,489	9,489
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	25,871	129	655	—	—	784
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,174)	—	(2,174)
Repurchase of common stock	(30,868)	(154)	(569)	—	—	(723)
Balance at March 31, 2020	23,475,948	$117,380	$235,709	$237,720	$15,822	$606,631
Net income	—	—	—	4,957	—	4,957
Other comprehensive income, net of tax	—	—	—	—	4,791	4,791
Recognition of stock compensation, net	25,285	126	447	—	—	573
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,171)	—	(2,171)
Balance at June 30, 2020	23,501,233	$117,506	$236,156	$240,506	$20,613	$614,781

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2020	2019
Net income	$5,710	$26,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	39,934	2,990
Depreciation and amortization	3,479	3,294
Net amortization on securities	1,541	105
Amortization of investments in tax credit funds	736	810
Net realized gain on securities sold	(54)	—
Deferred income tax benefit	(12,193)	(986)
Stock-based compensation expense	1,110	1,034
Originations of mortgage loans held for sale	(322,351)	(123,922)
Proceeds from mortgage loans held for sale	272,012	110,469
Gain on mortgage loans held for sale, including origination of servicing rights	(5,490)	(2,372)
Mortgage servicing rights valuation adjustment	7,987	4,290
Net loss on disposals of premises and equipment	19	73
Increase in the cash surrender value of life insurance	(782)	(364)
Gain on equity securities without a readily determinable fair value	—	(367)
Net loss on sales and write downs of other real estate owned	914	90
Other operating activities, net	(8,075)	6,470
Net cash (used in) provided by operating activities	(15,503)	28,052
Cash flows from investing activities:
Purchases of securities available for sale	(280,413)	(6,823)
Maturities and paydowns of securities available for sale	58,913	43,898
Proceeds from sales and calls of securities available for sale	22,945	—
Purchases of securities held to maturity	(10,000)	(10,000)
Maturities, paydowns and calls of securities held to maturity	183	266
Paydowns of securities carried at fair value	250	240
Net purchases of non-marketable equity securities held in other financial institutions	(1,810)	(6,192)
Originations of mortgage warehouse loans	(4,135,686)	(1,835,136)
Proceeds from pay-offs of mortgage warehouse loans	3,641,188	1,818,065
Net increase in loans, excluding mortgage warehouse and loans held for sale	(680,452)	(173,969)
Bank-owned life insurance payout	1,641	—
Return of capital on limited partnership investments	743	401
Capital calls on limited partnership investments	(150)	(821)
Purchases of premises and equipment	(2,478)	(8,488)
Proceeds from sales of premises and equipment	—	27
Proceeds from sales of other real estate owned	272	95
Net cash used in investing activities	$(1,384,854)	$(178,437)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from financing activities:	2020	2019
Net increase in deposits	$1,143,610	$71,874
Proceeds from long-term FHLB advances	113,425	—
Repayments on long-term FHLB advances	(1,089)	(865)
Proceeds from short-term FHLB advances	430,000	1,455,001
Repayments on short-term FHLB advances	(480,000)	(1,285,000)
Issuance of subordinated debentures, net	68,847	—
Net decrease in securities sold under agreements to repurchase	(4,811)	(6,372)
Dividends paid	(4,332)	(1,537)
Cash received from exercise of stock options	248	166
Common stock repurchased	(723)	—
Net cash provided by financing activities	1,265,175	233,267
Net (decrease) increase in cash and cash equivalents	(135,182)	82,882
Cash and cash equivalents at beginning of period	291,518	116,678
Cash and cash equivalents at end of period	$156,336	$199,560

Interest paid	$20,853	$25,996
Income taxes paid	14,205	638
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	6,276	—
Real estate acquired in settlement of loans	588	—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
Basis of Presentation. The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC, doing business as Thomas & Farr Agency and Reeves, Coon and Funderburg. All significant intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2019, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's annual report on Form 10-K ("2019 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
The Company's significant accounting policies, including those for loans and allowance for loan and lease losses, are described in Note 1 of the Condensed Notes to Consolidated Financial Statements for the year ended December 31, 2019, included in the Company's 2019 Form 10-K ("Note 1"). Due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"), effective January 1, 2020, the significant accounting policies for loans and the allowance for credit losses have changed since December 31, 2019, as described below. Except for the changes related to CECL, there have been no changes to the Company's significant accounting policies since December 31, 2019.
The Company adopted CECL as of January 1, 2020, resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. See the discussion below titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-13. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and June 30, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The allowance for credit losses for held-to-maturity securities is calculated using a probability of default, loss given default methodology. Credit losses are estimated over the lives of the securities using historical loss rates, adjusted for current conditions and reasonable and supportable forecasts. Third party data is used for the historical loss rates and probability of default statistics. Additionally, the Company uses a weighted average of three possible economic scenarios derived from third party data which is used to calculate the forecast effect. The forecast effect is applied over the estimated lives of the securities.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The adoption of ASC Topic 326 has been recorded as a cumulative effect adjustment to retained earnings. The adjustment that was recorded at January 1, 2020 is shown below.

(Dollars in thousands)	December 31, 2019 Balance	Transition Adjustment	January 1, 2020 ACL Balance
LHFI:
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$4,961
Construction/land/land development	3,711	1,141	4,852
Residential real estate	6,332	(2,526)	3,806
Total real estate	20,056	(6,437)	13,619
Commercial and industrial	16,960	7,296	24,256
Mortgage warehouse lines of credit	262	29	291
Consumer	242	360	602
Total allowance for credit losses on loans	$37,520	$1,248	$38,768

Reserve for off-balance sheet exposures	$1,810	$(381)	$1,429

Held-to-Maturity Securities:
Municipal securities	$—	$96	$96
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in Financial Accounting Standards Board ("FASB") Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The Company implemented these amendments at January 1, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (basic and diluted)	$4,957	$12,283	$5,710	$26,438
Denominator:
Weighted average common shares outstanding	23,347,744	23,585,040	23,350,673	23,577,335
Dilutive effect of stock-based awards	118,582	201,606	148,237	204,023
Weighted average diluted common shares outstanding	23,466,326	23,786,646	23,498,910	23,781,358

Basic earnings per common share	$0.21	$0.52	$0.24	$1.12
Diluted earnings per common share	$0.21	$0.52	$0.24	$1.11
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Available for sale:
State and municipal securities	$267,327	$—	$267,327	$13,930	$(251)	$281,006
Corporate bonds	22,016	—	22,016	1,245	(158)	23,103
U.S. government and agency securities	4,466	—	4,466	277	(7)	4,736
Commercial mortgage-backed securities	11,680	—	11,680	335	—	12,015
Residential mortgage-backed securities	225,679	—	225,679	8,189	(22)	233,846
Commercial collateralized mortgage obligations	12,035	—	12,035	380	—	12,415
Residential collateralized mortgage obligations	150,540	—	150,540	2,955	—	153,495
Total	$693,743	$—	$693,743	$27,311	$(438)	$720,616
Held to maturity:
State and municipal securities	$38,431	$(144)	$38,287	$2,285	$—	$40,716
Securities carried at fair value through income:
State and municipal securities(1)	$10,820	$—	$11,977	$—	$—	$11,977
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.
Securities with unrealized losses at June 30, 2020, and December 31, 2019, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$32,749	$(251)	$—	$—	$32,749	$(251)
Corporate bonds	7,901	(158)	—	—	7,901	(158)
U.S. government and agency securities	—	—	606	(7)	606	(7)
Residential mortgage-backed securities	9,398	(22)	—	—	9,398	(22)
Total	$50,048	$(431)	$606	$(7)	$50,654	$(438)

December 31, 2019
Available for sale:
State and municipal securities	$6,996	$(35)	$—	$—	$6,996	$(35)
U.S. government and agency securities	—	—	663	(8)	663	(8)
Residential mortgage-backed securities	29,184	(151)	14,917	(98)	44,101	(249)
Residential collateralized mortgage obligations	20,266	(118)	24,275	(206)	44,541	(324)
Total	$56,446	$(304)	$39,855	$(312)	$96,301	$(616)
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
At June 30, 2020, the Company had 30 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table details activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:
Three months Ended June 30, 2020:
Balance at April 1, 2020	$96
Credit loss expense	48
Balance at June 30, 2020	$144
Six months Ended June 30, 2020:
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss expense	48
Balance at June 30, 2020	$144
Accrued interest of $3.6 million was not included in the calculation of the allowance at June 30, 2020. There were no past due held-to-maturity securities at June 30, 2020. No held-to-maturity securities were in nonaccrual status at June 30, 2020, or placed into nonaccrual status during the second quarter of 2020.
Proceeds from sales and calls of securities available for sale and gross gains for the period indicated are shown below. There were no sales of securities available for sale for the six months ended June 30, 2019.

(Dollars in thousands)	Six Months Ended June 30, 2020
Proceeds from sales/calls	$22,945
Gross realized gains	103
Gross realized losses	(49)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2020, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,465	$3,492
Due after one year through five years	13,231	13,426	48,939	51,824
Due after five years through ten years	25,200	27,290	67,181	69,977
Due after ten years	—	—	174,224	183,552
Commercial mortgage-backed securities	—	—	11,680	12,015
Residential mortgage-backed securities	—	—	225,679	233,846
Commercial collateralized mortgage obligations	—	—	12,035	12,415
Residential collateralized mortgage obligations	—	—	150,540	153,495
Total	$38,431	$40,716	$693,743	$720,616

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents carrying amounts of securities pledged as collateral for public deposits and repurchase agreements as of the dates presented.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Carrying value of securities pledged to secure public deposits	$171,528	$285,552
Carrying value of securities pledged to repurchase agreements	18,926	20,356
Note 4 - Loans
Loans consisted of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Loans held for sale	$121,541	$64,837
LHFI:
Loans secured by real estate:
Commercial real estate	$1,306,266	$1,279,177
Construction/land/land development	570,032	517,688
Residential real estate	769,354	689,555
Total real estate	2,645,652	2,486,420
Commercial and industrial(1)	1,862,534	1,343,475
Mortgage warehouse lines of credit	769,157	274,659
Consumer	17,363	20,971
Total loans accounted for at amortized cost	5,294,706	4,125,525
Loan accounted for at fair value	17,488	17,670
Total LHFI(2)	5,312,194	4,143,195
Less: allowance for credit losses	70,468	37,520
LHFI, net	$5,241,726	$4,105,675
____________________________
(1)Includes $549.1 million of PPP loans at June 30, 2020. No PPP loans were outstanding at December 31, 2019.
(2)Includes net deferred loan fees of $18.3 million and $3.6 million at June 30, 2020, and December 31, 2019, respectively. The large increase in net deferred loan fees during the first half of the year was primarily due to the origination of PPP loans.
Included in total LHFI were $17.5 million and $17.7 million of commercial real estate loans for which the fair value option was elected as of June 30, 2020, and December 31, 2019, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
Credit quality indicators. As part of the Company's commitment to manage the credit quality of its loan portfolio, management continually updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans, and (v) the general economic conditions in the states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements considered include:
•for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
•for construction, land and land development loans, the perceived feasibility of the project, including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;
•for residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2020, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Pass	$194,867	$309,729	$339,207	$176,380	$59,671	$159,112	$16,327	$1,255,293
Special mention	—	826	2,427	14,411	—	—	2,145	19,809
Classified	1,955	812	6,271	6,729	1,698	12,306	1,393	31,164
Total commercial real estate loans	$196,822	$311,367	$347,905	$197,520	$61,369	$171,418	$19,865	$1,306,266
Current period gross charge-offs	$—	$—	$—	$3,622	$—	$46	$—	$3,668
Current period gross recoveries	—	—	—	—	—	6	—	6
Current period net charge-offs	$—	$—	$—	$3,622	$—	$40	$—	$3,662
(1) Excludes $17.5 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

Construction/land/land development:
Pass	$98,578	$199,629	$197,499	$41,666	$2,404	$2,001	$18,002	$559,779
Special mention	336	4,289	436	—	—	—	—	5,061
Classified	—	1,220	314	3,177	150	181	150	5,192
Total construction/land/land development loans	$98,914	$205,138	$198,249	$44,843	$2,554	$2,182	$18,152	$570,032
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$137,044	$176,653	$101,224	$131,778	$45,880	$102,169	$49,444	$744,192
Special mention	195	113	1,234	1,929	10,161	811	—	14,443
Classified	242	2,838	1,660	1,962	1,467	2,495	55	10,719
Total residential real estate loans	$137,481	$179,604	$104,118	$135,669	$57,508	$105,475	$49,499	$769,354
Current period gross charge-offs	$—	$42	$—	$7	$—	$—	$—	$49
Current period gross recoveries	—	—	—	—	—	169	—	169
Current period net charge-offs (recoveries)	$—	$42	$—	$7	$—	$(169)	$—	$(120)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$740,888	$211,156	$161,231	$61,154	$21,735	$39,488	$519,000	$1,754,652
Special mention	45	12,837	9,998	1,643	6,196	15,612	12,617	58,948
Classified	1,133	18,147	2,555	2,575	6,840	7,865	9,819	48,934
Total commercial and industrial loans	$742,066	$242,140	$173,784	$65,372	$34,771	$62,965	$541,436	$1,862,534
Current period gross charge-offs	$135	$106	$63	$121	$2,632	$216	$980	$4,253
Current period gross recoveries	—	14	20	63	71	56	32	256
Current period net charge-offs	$135	$92	$43	$58	$2,561	$160	$948	$3,997

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$769,157	$769,157
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,499	$5,137	$2,369	$482	$239	$138	$5,380	$17,244
Special mention	—	—	—	—	—	—	—	—
Classified	21	43	—	17	9	10	19	119
Total consumer loans	$3,520	$5,180	$2,369	$499	$248	$148	$5,399	$17,363
Current period gross charge-offs	$—	$7	$23	$7	$—	$4	$1	$42
Current period gross recoveries	—	—	—	2	2	2	1	7
Current period net charge-offs (recoveries)	$—	$7	$23	$5	$(2)	$2	$—	$35
The recorded investment in loans by credit quality indicator at December 31, 2019, excluding loans held for sale, were as follows:

	December 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,269,493	$12,479	$14,875	$—	$—	$1,296,847
Construction/land/land development	512,901	149	4,638	—	—	517,688
Residential real estate	680,046	1,558	7,951	—	—	689,555
Total real estate	2,462,440	14,186	27,464	—	—	2,504,090
Commercial and industrial	1,277,564	28,478	37,433	—	—	1,343,475
Mortgage warehouse lines of credit	274,659	—	—	—	—	274,659
Consumer	20,808	—	163	—	—	20,971
Total LHFI	$4,035,471	$42,664	$65,060	$—	$—	$4,143,195

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$385	$2,752	$1,544	$4,681	$1,319,073	$1,323,754	$—
Construction/land/land development	3	75	26	104	569,928	570,032	—
Residential real estate	611	1,308	412	2,331	767,023	769,354	—
Total real estate	999	4,135	1,982	7,116	2,656,024	2,663,140	—
Commercial and industrial	393	1,655	14,462	16,510	1,846,024	1,862,534	—
Mortgage warehouse lines of credit	—	—	—	—	769,157	769,157	—
Consumer	113	5	7	125	17,238	17,363	—
Total LHFI	$1,505	$5,795	$16,451	$23,751	$5,288,443	$5,312,194	$—

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$917	$—	$5,891	$6,808	$1,290,039	$1,296,847	$—
Construction/land/land development	3,569	133	56	3,758	513,930	517,688	—
Residential real estate	2,174	1,918	913	5,005	684,550	689,555	—
Total real estate	6,660	2,051	6,860	15,571	2,488,519	2,504,090	—
Commercial and industrial	1,588	1,037	11,545	14,170	1,329,305	1,343,475	—
Mortgage warehouse lines of credit	—	—	—	—	274,659	274,659	—
Consumer	164	35	40	239	20,732	20,971	—
Total LHFI	$8,412	$3,123	$18,445	$29,980	$4,113,215	$4,143,195	$—
The following tables detail activity in the allowance for credit losses by portfolio segment. Accrued interest of $19.5 million was not included in the book value for the purposes of calculating the allowance at June 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$9,254	$3,496	$4	$4,284	$10,046
Construction/land/land development	5,054	—	—	1,806	6,860
Residential real estate	4,495	—	20	2,396	6,911
Commercial and industrial	35,823	3,073	87	12,444	45,281
Mortgage warehouse lines of credit	779	—	—	(177)	602
Consumer	658	18	3	125	768
Total	$56,063	$6,587	$114	$20,878	$70,468
____________________________
(1)The $21.4 million provision for credit losses on the consolidated statements of income includes a $20.9 million net loan loss provision, a $476,000 provision for off-balance sheet commitments and a $48,000 held to maturity credit loss provision for the three months ended June 30, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
____________________________
(1)The $2.0 million provision for credit losses on the consolidated statements of income includes a $1.8 million net loan loss provision and a $203,000 release of provision for off-balance sheet commitments for the three months ended June 30, 2019.

	Six Months Ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$3,668	$6	$8,747	$10,046
Construction/land/land development	3,711	1,141	—	—	2,008	$6,860
Residential real estate	6,332	(2,526)	49	169	2,985	$6,911
Commercial and industrial	16,960	7,296	4,253	256	25,022	$45,281
Mortgage warehouse lines of credit	262	29	—	—	311	$602
Consumer	242	360	42	7	201	768
Total	$37,520	$1,248	$8,012	$438	$39,274	$70,468
____________________________
(1)The $39.9 million provision for credit losses on the consolidated statements of income includes a $39.3 million net loan loss provision, a $611,000 provision for off-balance sheet commitments and a $48,000 held to maturity credit loss provision for the six months ended June 30, 2020.
The provision for loan credit losses for the six months ended June 30, 2020, was driven by a significant increase in uncertainty related to the ongoing economic impact and duration of the current COVID-19 pandemic. Based upon the requirement of CECL, economic forecasts are essential for estimating the life of loan losses. The increased risk, as reflected in current and forecast adjustments, resulted in approximately $20.8 million in provision expense across the Company’s risk pools. An additional $6.1 million in provision expense was due to the current and forecast effects of individually evaluated loans. The provision for commercial and industrial loans included approximately $13.3 million related to current and forecasted factors as well as approximately $6.0 million related to individually evaluated loans. There were two significant charge-offs in commercial and industrial loans during the first half of 2020 totaling $2.5 million, as well as two significant charge-offs in commercial real estate loans totaling $3.4 million during the same period.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
____________________________
(1)The $3.0 million provision for credit losses on the consolidated statements of income includes a $2.6 million net loan loss provision and a $385,000 provision for off-balance sheet commitments for the six months ended June 30, 2019.
The following table shows the recorded investment in loans by loss estimation methodology at June 30, 2020.

	June 30, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,301,214	$4,190	$862	$1,306,266
Construction/land/land development	566,310	3,356	366	570,032
Residential real estate	763,292	3,076	2,986	769,354
Commercial and industrial	1,846,637	5,374	10,523	1,862,534
Mortgage warehouse lines of credit	769,157	—	—	769,157
Consumer	17,343	—	20	17,363
Total	$5,263,953	$15,996	$14,757	$5,294,706
____________________________
(1)Excludes $17.5 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.
The following table shows the allowance for credit losses by loss estimation methodology at June 30, 2020.

	June 30, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$10,046	$—	$—	$10,046
Construction/land/land development	6,857	—	3	6,860
Residential real estate	6,832	79	—	6,911
Commercial and industrial	39,134	2,711	3,436	45,281
Mortgage warehouse lines of credit	602	—	—	602
Consumer	768	—	—	768
Total	$64,239	$2,790	$3,439	$70,468

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the balance of loans receivable by method of impairment evaluation at December 31, 2019:

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$3	$10,010	$7,446	$1,271,731
Construction/land/land development	3	3,708	4,329	513,359
Residential real estate	21	6,311	4,937	684,618
Commercial and industrial	168	16,792	15,662	1,327,813
Mortgage warehouse lines of credit	—	262	—	274,659
Consumer	4	238	100	20,871
Total	$199	$37,321	$32,474	$4,093,051
____________________________
(1)Excludes $17.7 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election.
The following table present impaired loans at December 31, 2019. No mortgage warehouse lines of credit were impaired at December 31, 2019.

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,788	$7,375	$71	$7,446	$3
Construction/land/land development	4,692	4,256	73	4,329	3
Residential real estate	5,846	4,407	530	4,937	21
Total real estate	21,326	16,038	674	16,712	27
Commercial and industrial	22,857	14,385	1,277	15,662	168
Consumer	110	—	100	100	4
Total impaired loans	$44,293	$30,423	$2,051	$32,474	$199
Note that the Company is not using the collateral maintenance agreement practical expedient. All fair value of collateral is real estate related.
Collateral-dependent loans consist primarily of commercial real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Nonaccrual LHFI were as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Nonaccrual
Loans secured by real estate:
Commercial real estate	$4,675	$4,717	$6,994
Construction/land/land development	3,606	3,726	4,337
Residential real estate	4,318	6,713	5,132
Total real estate	12,599	15,156	16,463
Commercial and industrial	409	14,772	14,520
Consumer	20	119	163
Total	$13,028	$30,047	$31,146
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At June 30, 2020, the Company had no funding commitments in connection with debtors whose terms have been modified in TDRs.
For the six months ended June 30, 2020 and 2019, gross interest income that would have been recorded if the nonaccruing loans had been current in accordance with their original terms was $736,000 and $797,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the six months ended June 30, 2020 or 2019.
The Company elects the fair value option for recording certain residential mortgage loans held for sale, as well as certain commercial real estate loans in accordance with U.S. GAAP. The Company had $734,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at June 30, 2020, compared to $927,000 at December 31, 2019. There were no nonaccrual LHFI that were recorded using the fair value option election at June 30, 2020, or December 31, 2019.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. In the absence of other intervening factors, such short-term forbearances made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At June 30, 2020, the Company had 1,386 loans totaling $1.01 billion under COVID-19 related forbearance agreements.
The following is a summary of loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19. There were no loans restructured as a TDR during the three months ended June 30, 2020.

(Dollars in thousands)	June 30, 2020	December 31, 2019
TDRs
Nonaccrual TDRs	$5,817	$6,609
Performing TDRs	1,815	1,843
Total	$7,632	$8,452

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$789	$779	$—	$—	$779
Consumer	1	11	11	—	—	11
Total	3	$800	$790	$—	$—	$790

	Six Months Ended June 30, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$128	$127	$—	$—	$127

	Six Months Ended June 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Construction/land/land development	1	$361	$—	$—	$354	$354
Commercial and industrial	3	808	796	—	—	796
Consumer	1	11	11	—	—	11
Total	5	$1,180	$807	$—	$354	$1,161
During the six months ended June 30, 2020, one loan with an outstanding principal balance of $14,000 defaulted after having been modified as a TDR within the previous 12 months. During the six months ended June 30, 2019, no loans defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three and six months ended June 30, 2020, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2020, and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$243,174	$37,832	$281,006
Corporate bonds	—	23,103	—	23,103
U.S. government and agency securities	—	4,736	—	4,736
Commercial mortgage-backed securities	—	12,015	—	12,015
Residential mortgage-backed securities	—	233,846	—	233,846
Commercial collateralized mortgage obligations	—	12,415	—	12,415
Residential collateralized mortgage obligations	—	153,495	—	153,495
Securities available for sale	—	682,784	37,832	720,616
Securities carried at fair value through income	—	—	11,977	11,977
Loans held for sale	—	90,135	—	90,135
Loans at fair value	—	—	17,488	17,488
Mortgage servicing rights	—	—	15,235	15,235
Other assets - derivatives	—	29,740	—	29,740
Total recurring fair value measurements - assets	$—	$802,659	$82,532	$885,191

Other liabilities - derivatives	$—	$(28,458)	$—	$(28,458)
Total recurring fair value measurements - liabilities	$—	$(28,458)	$—	$(28,458)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,011	$38,173	$99,184
Corporate bonds	—	16,817	—	16,817
U.S. government and agency securities	—	5,238	—	5,238
Commercial mortgage-backed securities	—	12,144	—	12,144
Residential mortgage-backed securities	—	207,506	—	207,506
Commercial collateralized mortgage obligations	—	4,394	—	4,394
Residential collateralized mortgage obligations	—	155,787	—	155,787
Securities available for sale	—	462,897	38,173	501,070
Securities carried at fair value through income	—	—	11,513	11,513
Loans held for sale	—	36,977	—	36,977
Loans at fair value	—	—	17,670	17,670
Mortgage servicing rights	—	—	20,697	20,697
Other assets - derivatives	—	9,384	—	9,384
Total recurring fair value measurements - assets	$—	$509,258	$88,053	$597,311

Other liabilities - derivatives	$—	$(9,488)	$—	$(9,488)
Total recurring fair value measurements - liabilities	$—	$(9,488)	$—	$(9,488)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020 and 2019, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(7,987)	—	—
Other noninterest income	132	—	—	714
Gain recognized in accumulated other comprehensive income	—	—	46	—
Purchases, issuances, sales and settlements:
Originations	—	2,525	—	—
Purchases	—	—	1,598	—
Sales	—	—	(1,985)	—
Settlements	(314)	—	—	(250)
Balance at June 30, 2020	$17,488	$15,235	$37,832	$11,977

Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(4,291)	—	—
Other noninterest income	213	—	—	494
Gain recognized in accumulated other comprehensive income	—	—	1,010	—
Purchases, issuances, sales, and settlements:
Originations	—	706	—	—
Settlements	(511)	—	(1,819)	(240)
Balance at June 30, 2019	$18,273	$21,529	$38,552	$11,615
____________________________
(1)Total mortgage banking revenue includes changes in fair value due to market changes and run-off.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	June 30, 2020		December 31, 2019
	Range	Weighted Average(1)	Weighted Average(1)
Prepayment speeds	9.82% - 32.53%	18.01%	12.46%
Discount rates	8.34% - 9.59%	8.80	9.55
__________________________
(1)The weighted average was calculated with reference to the principle balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during the current interest rate environment, while loans with lower average coupon rates have a lower likelihood of prepayment. The decline in rates during the first half of 2020 has caused an increase in our weighted average prepayment speed assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. Loan origination costs and fees on fair value option loans are recognized in earnings immediately and not deferred. At June 30, 2020, and December 31, 2019, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected.

	June 30, 2020
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$90,135	$85,574	$4,561
Commercial real estate LHFI(2)	17,488	17,052	436
Securities carried at fair value through income	11,977	10,820	1,157
Total	$119,600	$113,446	$6,154
____________________________
(1)$734,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at June 30, 2020. Of this balance, $553,000 was guaranteed by U.S. government agencies.
(2)There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at June 30, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2019
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$36,977	$36,037	$940
Commercial real estate LHFI(2)	17,670	17,366	304
Securities carried at fair value through income	11,513	11,070	443
Total	$66,160	$64,473	$1,687
____________________________
(1)A total of $927,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2019. Of this balance, $709,000 was guaranteed by U.S. Government agencies.
(2)There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2019.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2020	2019	2020	2019
Mortgage banking revenue:
Mortgage loans held for sale	$2,575	$504	$3,621	$541
Other income:
Loans at fair value held for investment	(33)	141	132	213
Securities carried at fair value through income	(15)	345	714	494
Total impact on other income(1)	(48)	486	846	707
Total fair value option impact on noninterest income	$2,527	$990	$4,467	$1,248
____________________________
(1)The fair value option impact on other income is offset by derivative gains and losses recognized in other income. Please see Note 9 - Derivative Financial Instruments for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both June 30, 2020, and December 31, 2019. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both June 30, 2020, and December 31, 2019. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $41.9 million and $39.8 million at June 30, 2020, and December 31, 2019, respectively, and are shown on the face of the consolidated balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association ("GNMA") Repurchase Asset
The Company recorded $31.4 million and $27.9 million, respectively, at June 30, 2020, and December 31, 2019, for GNMA repurchase assets included in mortgage loans held for sale on the consolidated balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $10.1 million and $1.9 million at June 30, 2020, and December 31, 2019, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $4.1 million at June 30, 2020, and $4.7 million at December 31, 2019. At June 30, 2020, the Company did not have any residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2020		December 31, 2019
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$156,336	$156,336	$291,518	$291,518
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	41,864	41,864	39,808	39,808
Accrued interest and loan fees receivable	24,780	24,780	16,430	16,430
Level 3 inputs:
Securities held to maturity	38,287	40,716	28,620	29,523
LHFI, net(1)	5,224,238	5,301,323	4,088,005	3,940,347
Financial liabilities:
Level 2 inputs:
Deposits	5,372,222	5,379,993	4,228,612	4,081,430
FHLB advances and other borrowings	478,260	486,797	417,190	425,318
Subordinated debentures	78,567	77,814	9,671	10,717
Accrued interest payable	3,349	3,349	2,822	2,822
____________________________
(1)Does not include loans for which the fair value option had been elected at June 30, 2020, or December 31, 2019, as these loans are carried at fair value on a recurring basis.
Note 6 - Goodwill and Other Intangible Assets
During the quarter ended June 30, 2020, the price per share of the Company's common stock remained below the book value per share of common stock, which is viewed as a triggering event. As a result, the Company evaluated its goodwill and other intangible assets for impairment. The Company's evaluation indicated no impairment was necessary on either its goodwill or other intangible assets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage banking revenue	2020	2019	2020	2019
Origination	$624	$235	$899	$365
Gain on sale of loans held for sale	3,617	1,275	5,490	2,372
Servicing	1,515	1,646	3,116	3,345
Total gross mortgage revenue	5,756	3,156	9,505	6,082
Mortgage HFS and pipeline fair value adjustment	5,531	807	6,797	1,017
MSR valuation adjustment, net of amortization	(2,758)	(2,301)	(7,987)	(4,290)
MSR hedge impact	2,188	1,590	5,171	3,049
Mortgage banking revenue	$10,717	$3,252	$13,486	$5,858
Management uses forward contracts on mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 9 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$16,122	$23,407	$20,697	$25,114
Addition of servicing rights	1,871	423	2,525	705
Valuation adjustment, net of amortization	(2,758)	(2,301)	(7,987)	(4,290)
Balance at end of period	$15,235	$21,529	$15,235	$21,529
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold violated representations or warranties made by the Company and/or the borrower at the time of the sale, which the Company refers to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback claims may be made until the loan is paid in full. When a putback claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 days of the date of receipt.
The Company incurred $45,000 and $47,000 in mortgage loan servicing putback expense for the three and six months ended June 30, 2020, respectively, and no putback expense for the three and six months ended June 30, 2019. The reserve for mortgage loan servicing putback expenses totaled $276,000 and $229,000 at June 30, 2020, and December 31, 2019, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers, the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $31.4 million and $27.9 million at June 30, 2020, and December 31, 2019, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 8 - Borrowings
Borrowed funds are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Overnight repurchase agreements with depositors	$11,906	$16,717
Short-term FHLB advances	50,000	100,000
GNMA repurchase liability	31,406	27,860
Long-term FHLB advances	271,523	272,613
Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF") (1)	113,425	—
Total FHLB advances and other borrowings	$478,260	$417,190
Subordinated debentures, net	$78,567	$9,671
____________________________
(1)The maturity date of the extension of credit under the PPPLF is equal to the maturity date of the PPP loan pledged as collateral but will be accelerated to the date of repayment if the underlying loan is repaid or forgiven. Interest is fixed at 0.35%.
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At June 30, 2020:
Short-term FHLB advance, fixed rate	$30,000	0.58%	9/21/2020
Short-term FHLB advance, fixed rate	20,000	0.65	12/21/2020
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
At December 31, 2019:
Short-term FHLB advance, fixed rate	100,000	1.35	1/2/2020
Long-term FHLB advance callable quarterly, fixed rate	250,000	1.65	8/23/2033
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at June 30, 2020, and December 31, 2019, were $655.7 million and $601.9 million, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Subordinated Debentures
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
The following table is a summary of the terms of the current junior subordinated debentures at June 30, 2020:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	4.06%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	2.54	16.00
			$10,826
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on April 28, 2020.
(2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on March 12, 2020.
The balance of the junior subordinated debentures and the Notes outstanding varies from the amounts carried on the consolidated balance sheets due to the remaining combined purchase discount of $2.3 million and $1.2 million, at June 30, 2020, and December 31, 2019, respectively, which was established at the time of issuance and is being amortized over the remaining life of the securities using the interest method.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
From time to time, the Company shares in credit risk on interest rate swap arrangements, by entering into risk participation agreements with syndication partners. These are accounted for at fair value and disclosed as risk participation derivatives.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's consolidated balance sheets at June 30, 2020, and December 31, 2019, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate swaps included in other assets (liabilities)	$21,000	$10,500	$(882)	$(101)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$331,893	$217,633	$25,533	$8,425
Interest rate swaps included in other liabilities	359,915	246,397	(27,015)	(9,278)
Risk participation derivative	63,374	—	(29)	—
Forward commitments to purchase mortgage-backed securities included in other liabilities	200,000	200,000	(110)	242
Forward commitments to sell residential mortgage loans included in other liabilities	130,800	60,600	(423)	(109)
Interest rate-lock commitments on residential mortgage loans included in other assets	100,007	37,382	4,207	717
	$1,185,989	$762,012	$2,163	$(3)
____________________________
(1)Notional or contractual amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
The weighted-average interest rates paid and received for interest rate swaps at June 30, 2020, were as follows:

	Weighted-Average
Interest rate swaps:	Interest Rate Paid	Interest Rate Received
Cash flow hedges	4.81%	3.32%
Non-hedging interest rate swaps - financial institution counterparties	4.36	2.70
Non-hedging interest rate swaps - customer counterparties	2.73	4.31
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2020	2019	2020	2019
Amount of gain recognized in mortgage banking revenue (1)	$1,692	$1,587	$4,205	$2,898
Amount of loss recognized in other non-interest income	56	(391)	(629)	(615)
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in MSRs. See Note 7 - Mortgage Banking for more information on components of mortgage banking revenue.
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all years presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At June 30, 2020, and December 31, 2019, the Company had cash collateral on deposit with swap counterparties totaling $28.4 million and $15.3 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 10 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding at June 30, 2020. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards or any combination thereof. At June 30, 2020, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 926,327 shares.
Share-based compensation cost charged to income for the three and six months ended June 30, 2020 and 2019, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Restricted stock	$573	$564	$1,110	$1,034
Related tax benefits recognized in net income	120	118	233	217
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
The following table summarizes the Company's time-vested award activity:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	149,449	$35.15	174,407	$35.01
Granted	25,285	19.46	30,098	32.94
Vested	(35,310)	31.36	(23,691)	30.41
Forfeited	(4,129)	37.14	(2,419)	28.24
Nonvested shares, June 30,	135,295	33.15	178,395	35.36
At June 30, 2020, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.20 years.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company's stock options and changes during the six months ended June 30, 2020 and 2019.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2020
Outstanding at January 1, 2020	254,000	$10.55	5.81	$6,932
Exercised	(30,000)	8.25	—	—
Outstanding and exercisable at June 30, 2020	224,000	10.86	5.42	2,196

Six Months Ended June 30, 2019
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding and exercisable at June 30, 2019	254,000	10.55	6.31	5,703
Note 11 - Income Taxes
The provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Federal income taxes:
Current	$8,256	$3,179	$11,632	$6,345
Deferred	(7,846)	(620)	(11,841)	(956)
State income taxes:
Current	602	243	921	512
Deferred	(226)	(20)	(353)	(30)
Income tax (benefit) expense	$786	$2,782	$359	$5,871
Effective income tax rate	13.7%	18.5%	5.9%	18.2%
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
The Company's interim provision for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. However, the Company recorded its interim income tax provision using the actual effective tax rate for the quarter and the year to date period ended June 30, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. Significant permanent items are not able to be made at this time, primarily driven by the COVID-19 pandemic, and would result in significant variations in income tax expense. These variations would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. The Company determined current and deferred income tax expense as if the interim period were an annual period. The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2016.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 12 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available for sale ("AFS") securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Losses) Gains on AFS Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	8,303	(204)	8,099
Balance at June 30, 2019	$5,702	$(83)	$5,619

Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	14,897	(617)	14,280
Balance at June 30, 2020	$21,309	$(696)	$20,613
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
The Company is subject to the Basel III regulatory capital framework ("Basel III Capital Rules"), which includes a 2.5% capital conservation buffer. The buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2020, and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2020, and December 31, 2019, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on our regulatory capital for two years, which resulted in a 15 basis point benefit to the common equity tier 1 capital to risk-weighted assets capital ratio at June 30, 2020. This two-year delay is in addition to the three-year transition period the banking agencies have already made available.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Bank at June 30, 2020, and December 31, 2019, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III (Fully Phased-In)		To be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$572,396	10.35%	$387,128	7.00%	N/A	N/A
Origin Bank	558,167	10.12	386,084	7.00	$358,506	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	581,756	10.52	470,050	8.50	N/A	N/A
Origin Bank	558,167	10.12	468,816	8.50	441,239	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	714,237	12.91	580,905	10.50	N/A	N/A
Origin Bank	690,648	12.52	579,218	10.50	551,636	10.00
Leverage Ratio
Origin Bancorp, Inc.	581,756	9.10	255,717	4.00	N/A	N/A
Origin Bank	558,167	8.75	255,162	4.00	318,953	5.00
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$561,630	11.74%	$334,785	7.00%	N/A	N/A
Origin Bank	551,060	11.55	333,924	7.00	$310,072	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	570,975	11.94	406,524	8.50	N/A	N/A
Origin Bank	551,060	11.55	405,479	8.50	381,627	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	610,305	12.76	502,175	10.50	N/A	N/A
Origin Bank	590,390	12.38	500,888	10.50	477,037	10.00
Leverage Ratio
Origin Bancorp, Inc.	570,975	10.91	209,298	4.00	N/A	N/A
Origin Bank	551,060	10.56	208,774	4.00	260,968	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at June 30, 2020, the Bank could pay aggregate dividends of up to $37.5 million to the Company without prior regulatory approval.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$1,464,744	$1,374,055
Standby letters of credit	46,776	39,344
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2020, and December 31, 2019, these credit card guarantees totaled $277,000 and $489,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At June 30, 2020, the Company held 26 unfunded letters of credit from the FHLB totaling $389.0 million with expiration dates ranging from July 15, 2020, to October 27, 2021. At December 31, 2019, the Company held 21 unfunded letters of credit from the FHLB totaling $241.3 million with expiration dates ranging from January 15, 2020, to February 25, 2021.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.0 million and $1.8 million at June 30, 2020, and December 31, 2019, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" and in the section titled “Risk Factors” in our Annual Report on Form 10-K. We assume no obligation to update any of these forward looking statements.
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
2020 Financial Highlights
•Net income for the quarter ended June 30, 2020, was $5.0 million, compared to $12.3 million for the quarter ended June 30, 2019.
•Diluted earnings per share for the quarter ended June 30, 2020, was $0.21, compared to $0.52 for the quarter end June 30, 2019.
•Provision expense was $21.4 million for the quarter ended June 30, 2020, compared to provision expense of $2.0 million for the quarter ended June 30, 2019.
•Pre-tax pre-provision earnings ("PTPP")(1) hit a historic high of $27.1 million for the quarter ended June 30, 2020, compared to $17.1 million for the quarter ended June 30, 2019. PTPP(1) was $46.0 million for the six months ended June 30, 2020, compared to $35.3 million for the six months ended June 30, 2019.
•Growth in total loans held for investment ("LHFI") was robust, totaling $5.31 billion at June 30, 2020, an increase of $1.33 billion, or 33.3%, from June 30, 2019. LHFI growth, excluding Paycheck Protection Program ("PPP") loans, net of deferred fees and costs, increased $778.5 million, or 19.5%, compared to June 30, 2019.

•Total deposits at June 30, 2020, were $5.37 billion, an increase of $1.52 billion, or 39.4%, compared to $3.86 billion, at June 30, 2019.
•Book value per common share was $26.16 at June 30, 2020, compared to $24.58, at June 30, 2019.
•Noninterest income reached a new historic high for the quarter ended June 30, 2020, driven by $10.7 million in mortgage banking revenue for the current quarter compared to $3.3 million in mortgage banking revenue for the quarter ended June 30, 2019.
•PPP loans, gross of deferred fees and costs, totaled $563.6 million, at June 30, 2020, supporting approximately 63,300 jobs impacted by COVID-19.
(1)PTPP is a non-GAAP financial measure. A reconciliation has been included under "Non-GAAP Financial Measures" below.
Recent Developments and Impact of the COVID-19 Pandemic
The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses and significant job loss and continues to impact individuals, households and businesses in a multitude of ways. Many businesses have begun to reopen but may be operating at limited capacity and there is ongoing uncertainty as to when economic and operating conditions will return to normalcy. The duration and severity of the pandemic remain impossible to predict, as the initial slowing of the number of COVID-19 cases nationally and in some localities has recently reversed and the potential exists for further resurgences to occur.
As of June 30, 2020, approximately 33% of our workforce is continuing to work remotely, relying on our technology infrastructure and systems that we have designed for resilience and security. We continue to serve our customers, successfully manage critical functions and keep our lines of business operating while supporting our employees. We have maintained social distancing measures for our employees working in our offices, implemented certain measures such as return to work screening protocols following potential exposures or subsequent to employee travel, restricted lobby access to be by appointment only, and conducted sterilization cleanings of certain of our locations. In addition to monitoring new information from governmental and health authorities and providing timely communications to our employees, we implemented a hotline to assist our employees, as well as a temporary pandemic Paid Time Off policy.
We are proactively offering a range of policies and programs to accommodate customer hardship across our business. In March and April 2020, President Trump signed into law two relief bills, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), which are intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act is the creation of the $349 billion PPP that provides federal government loan forgiveness for Small Business Administration (“SBA”) loans for small businesses, which includes some of our customers, to pay certain employee compensation and other basic expenses. The PPP/HCE Act included an additional $310 billion for PPP funding. As a result, we established a SBA Paycheck Protection Program task force and approved over 3,000 in loans as of June 30, 2020, under this program as a result of the CARES Act. We also have offered forbearance (90 day extensions) and modification agreements to our customers affected by the COVID-19 pandemic. We continue to track pandemic impacted relationships and general economic conditions in our markets.
In the second quarter of 2020, the deteriorating economic outlook affected our earnings and caused us to significantly increase our allowance for credit losses during the first half of 2020. We believe that certain sectors of the U.S. economy may be more affected than others by the ongoing economic impact of the COVID-19 pandemic. Some of the sectors that may experience a more significant impact include assisted living, nonessential retail, restaurants, energy and hotels. Excluding PPP loans, at June 30, 2020, we had $547.6 million, or 11.5%, of our LHFI invested in these sectors. We continue to monitor our loans, particularly in these sectors. Our allowance for credit losses on loans as a percentage of total loans LHFI was 1.33% at June 30, 2020, compared to 0.91% and 0.92% at December 31, 2019, and June 30, 2019, respectively. As more information becomes available, including our ongoing evaluation of the economic impact of the COVID-19 pandemic on us and our customers, there could be further increases to our allowance for credit losses on loans.

Additionally, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. We borrowed a $300.0 million short-term FHLB advance obtained in March 2020 that matured on June 25, 2020 and Origin Bank completed an offering in February 2020 of $70 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030. Additionally, as previously disclosed, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and our commitment to maintain strong capital and liquidity to meet the needs of our customers and communities during this exceptional period of economic uncertainty, we suspended repurchases of our shares under our stock buyback program.
There is significant ongoing uncertainty surrounding the course of the COVID-19 pandemic and the magnitude and duration of the continued disruption to economic activity and how this disruption will continue to impact demand for our products and services. It is difficult to forecast specific performance targets or time frames while the pandemic runs its course. We are actively monitoring and responding to developments across our markets related to measures designed to stop the spread of COVID-19, including social, financial, legal, regulatory and governmental measures and the impact on our business, customers and employees.
See "Item 1A - Risk Factors" for additional information regarding risks and significant uncertainties relating to the COVID-19 pandemic.
Comparison of the Results of Operations for the Three Months Ended June 30, 2020 and 2019
Net Interest Income and Net Interest Margin
Net interest income for the quarter ended June 30, 2020, was $46.3 million, an increase of $3.3 million, or 7.7%, compared to the quarter ended June 30, 2019. The largest factor in the increase was a $4.9 million decrease in deposit costs during the current quarter compared to the quarter ended June 30, 2019, combined with a $3.1 million increase in interest income earned on PPP loans and $1.6 million increase in interest income earned on mortgage warehouse loans. These net interest income benefits were primarily offset by a decrease in interest on most other loan categories due to declining loan yields.
Lower market interest rates facilitated a significant decline in our cost of funds, which decline was slightly offset by an increase in the average balances of interest-bearing liabilities. Savings and interest-bearing transaction accounts saw the most significant reduction in cost, where these accounts decreased to 0.51% for the current quarter, from 1.39% for the quarter ended June 30, 2019. The decline in rate was partially offset by a $583.5 million increase in the average balances of savings and interest-bearing transaction accounts. The decrease in the cost of interest-bearing deposit accounts was primarily due to our efforts to reduce rates on deposit accounts to offset falling interest rates on loans. The increase in average balances of savings and interest-bearing transaction accounts was caused by a focus on deposit growth in the intervening period, and by PPP loans funded into deposit accounts at the Bank. There was also an increase in average balances on FHLB advances which was driven by bolstering our on-balance sheet liquidity at the end of the quarter ended March 31, 2020, by adding four short-term advances totaling $400 million. Due to the uncertainty in the market, and our observation that commercial customers were starting to draw on their lines of credit in late March 2020, we decided to secure the funding at advantageous rates on a short-term basis until we could determine how the uncertainty would turn out. At June 30, 2020, only $50 million of the $400 million was still outstanding, and the remainder was replaced with deposits and other funding sources.
The net interest margin was 3.05% for the second quarter of 2020, a 60 basis point decrease from the second quarter of 2019. The yield earned on interest-earning assets for the quarter ended June 30, 2020 was 3.65%, a 120 basis points decrease from 4.85% for the quarter ended June 30, 2019. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the quarter ended June 30, 2020, was 0.89%, representing a decrease of 79 basis points compared to the quarter ended June 30, 2019. We continue to experience margin compression primarily caused by decreasing loan yields driven by consistently declining short-term market interest rates experienced over the last several quarters. Interest rates may continue to decline, particularly due to the ongoing deterioration of the economy due to the ongoing COVID-19 pandemic, and further decrease our loan yields, which may continue to put pressure on our net interest margin due to both maturing assets and floating rate assets repricing at lower rates.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
(Dollars in thousands)	2020			2019
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,307,715	$14,460	4.45%	$1,209,645	$15,576	5.16%
Construction/land/land development	562,233	6,155	4.40	505,119	7,175	5.70
Residential real estate	742,657	8,250	4.44	640,123	7,843	4.90
Paycheck Protection Program ("PPP")	449,680	3,052	2.72	—	—	—
Commercial and industrial ("C&I") excl. PPP	1,378,898	13,443	3.92	1,310,611	17,530	5.36
Mortgage warehouse lines of credit	462,088	4,354	3.79	203,524	2,765	5.45
Consumer	18,362	296	6.45	20,902	366	7.01
LHFI	4,921,633	50,010	4.09	3,889,924	51,255	5.29
Loans held for sale	91,991	712	3.10	23,927	206	3.45
Loans receivable	5,013,624	50,722	4.07	3,913,851	51,461	5.27
Investment securities-taxable	492,752	2,732	2.22	492,169	3,208	2.61
Investment securities-non-taxable	208,667	1,391	2.67	103,485	871	3.37
Non-marketable equity securities held in other financial institutions	51,713	295	2.29	44,974	426	3.80
Interest-bearing balances due from banks	345,906	324	0.38	164,686	1,097	2.67
Total interest-earning assets	6,112,662	$55,464	3.65%	4,719,165	$57,063	4.85%
Noninterest-earning assets(3)	334,864			324,786
Total assets	$6,447,526			$5,043,951

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,633,520	$3,353	0.51%	$2,050,058	$7,120	1.39%
Time deposits	751,607	3,267	1.75	830,399	4,420	2.13
Total interest-bearing deposits	3,385,127	6,620	0.79	2,880,457	11,540	1.61
FHLB advances and other borrowings	657,332	1,638	1.00	436,260	2,299	2.11
Securities sold under agreements to repurchase	13,776	3	0.10	34,049	116	1.36
Subordinated debentures	78,557	913	4.65	9,654	139	5.69
Total interest-bearing liabilities	4,134,792	$9,174	0.89%	3,360,420	$14,094	1.68%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,578,987			1,018,081
Other liabilities(3)	115,849			88,689
Total liabilities	5,829,628			4,467,190
Stockholders' Equity	617,898			576,761
Total liabilities and stockholders' equity	$6,447,526			$5,043,951
Net interest spread			2.76%			3.17%
Net interest income and margin		$46,290	3.05%		$42,969	3.65%
Net interest income and margin - (tax equivalent)(4)		$46,963	3.09%		$43,504	3.70%
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate and held for sale loan portfolios and our subordinated debentures, which are calculated using 30 days in a month over 360 days in a year. The yields on PPP loans are calculated using actual days in the month over 365 days in a year.

(3)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $29.0 million and $25.8 million for the three months ended June 30, 2020 and 2019, respectively. The GNMA repurchase asset and liability accounts are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the condensed notes to our consolidated financial statements.
(4)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a federal income tax rate of 21% for the three months ended June 30, 2020 and 2019.
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

	Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,263	$(2,379)	$(1,116)
Construction/land/land development	811	(1,831)	(1,020)
Residential real estate	1,256	(849)	407
Commercial and industrial	6,928	(7,963)	(1,035)
Mortgage warehouse lines of credit	3,512	(1,923)	1,589
Consumer	(45)	(25)	(70)
Loans held for sale	587	(81)	506
Loans receivable	14,312	(15,051)	(739)
Investment securities-taxable	4	(480)	(476)
Investment securities-non-taxable	885	(365)	520
Non-marketable equity securities held in other financial institutions	64	(195)	(131)
Interest-bearing deposits in banks	1,207	(1,980)	(773)
Total interest-earning assets	16,472	(18,071)	(1,599)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	2,027	(5,794)	(3,767)
Time deposits	(419)	(734)	(1,153)
FHLB advances and other borrowings	1,165	(1,826)	(661)
Securities sold under agreements to repurchase	(69)	(44)	(113)
Subordinated debentures	980	(206)	774
Total interest-bearing liabilities	3,684	(8,604)	(4,920)
Net interest income	$12,788	$(9,467)	$3,321

Provision for Credit Losses
The provision for credit losses, which includes the provision for loan losses, provision for off-balance sheet commitments and provision for securities credit losses, is based on management's assessment of the adequacy of both our allowance for credit losses ("ACL") for both loans and securities and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.
On January 1, 2020, we adopted CECL and recognized a one-time cumulative effect adjustment to the allowance for loan credit losses of $1.2 million. At adoption on January 1, 2020, the economic effects resulting from the COVID-19 pandemic were unknown. As such, the economic scenario used to develop our estimate of CECL as of the adoption date assumed a continued moderate U.S. economic expansion compared to 2019. CECL requires recording life-of-loan projected losses in the loan portfolio based on future economic events and related loan portfolio credit performance. The prior accounting standard recorded reserves based on incurred losses at the balance sheet date, generally resulting in lower reserve levels at the outset of an economic downturn.
Our earnings for the first half of 2020 were significantly impacted by the COVID-19 pandemic and the uncertainty surrounding the economic outlook and ongoing COVID-19 pandemic, which shaped the forecast we used in our calculation of the CECL estimate at June 30, 2020 and caused us to significantly increase our allowance for credit losses beginning in March 2020.
Excluding PPP loans, at June 30, 2020, we had $547.6 million, or 11.4%, of our LHFI invested in key sectors that appear to be heavily affected by COVID-19 including: assisted living, nonessential retail, restaurants, hotels and energy. Nonperforming LHFI in these COVID-19 impacted sectors was $7.6 million at June 30, 2020, while past due LHFI, excluding PPP loans, defined as loans 30 days or more past due, as a percentage of LHFI, excluding PPP loans, in these COVID-19 impacted sectors, was 1.3% at June 30, 2020.
We recorded provision expense of $21.4 million for the quarter ended June 30, 2020, an increase of $19.4 million from $2.0 million for the quarter ended June 30, 2019. The increase in provision expense from the quarter ended June 30, 2019, was primarily driven by an increase in the allowance for credit losses within the loan portfolio, primarily due to the COVID-19 impact on the economy and the adoption of CECL. Net charge-offs were $6.5 million during the current quarter, compared to $677,000 during the quarter ended June 30, 2019. The increase is the result of charge-offs on four nonperforming loans totaling $5.9 million, leaving a total remaining outstanding balance on these four loans of $4.8 million at June 30, 2020. Our allowance for loan credit losses was 1.33% of total LHFI at June 30, 2020, compared to 0.92% at June 30, 2019. The allowance for loan credit losses as a percentage of nonperforming LHFI was 234.53% at June 30, 2020, compared to 120.36% at June 30, 2019.
We continue to gather the latest information available, and as more information becomes available concerning the economic impact and duration of the COVID-19 pandemic, we will update our forecast and related qualitative factors, which could lead to further increases to our allowance for credit losses on loans.

Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,		$ Change	% Change
Noninterest income:	2020	2019
Service charges and fees	$2,990	$3,435	$(445)	(13.0)%
Mortgage banking revenue	10,717	3,252	7,465	N/M
Insurance commission and fee income	3,109	3,036	73	2.4
Loss on sales and disposals of other assets, net	(908)	(166)	(742)	N/M
Limited partnership investment income (loss)	9	(418)	427	(102.2)
Swap fee income	1,527	172	1,355	N/M
Change in fair value of equity investments	—	367	(367)	(100.0)
Other fee income	607	360	247	68.6
Other income	1,025	1,138	(113)	(9.9)
Total noninterest income	$19,076	$11,176	$7,900	70.7%
Noninterest income for the three months ended June 30, 2020, increased by $7.9 million, or 70.7%, to $19.1 million, compared to $11.2 million for the quarter ended June 30, 2019. The increase was largely driven by an increase of $7.5 million and $1.4 million in mortgage banking revenue and swap fee income, respectively, which were offset by a $742,000 increase on loss on sales and disposals of other assets, net.
Mortgage banking revenue. The $7.5 million increase in mortgage banking revenue compared to the quarter ended June 30, 2019, was primarily driven by positive valuation adjustments in our mortgage pipeline values and increases in gain on sale of mortgage loans, reflecting increased volume in the mortgage pipeline due to higher volumes of purchases and refinance activity during the quarter due to falling interest rates.
Swap fee income. The $1.4 million increase in swap fee income during the three months ended June 30, 2020, compared to the same period in 2019, was driven by a higher volume of back-to-back swaps executed with commercial customers in the current period compared to the same period in 2019. The increase in swap fees was driven by the current low market rate environment that allowed customers to obtain low fixed rates for longer terms using swaps.
Loss on sales and disposals of other assets, net. The $742,000 increase in loss on sales and disposals of other assets, net, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to the decline in value and subsequent write down of two commercial real estate owned properties during the quarter.
Limited partnership investment (loss) income. The $427,000 increase in limited partnership investment income for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due to unfavorable valuation adjustments to certain limited partnership investments during the quarter ended June 30, 2019, with no such adjustment during the current quarter.
Change in fair value of equity investments. The $367,000 decrease in the fair value of equity investments for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due to a positive valuation adjustment recorded in the quarter ended June 30, 2019, on a common stock investment, with no such valuation adjustment recorded in the current quarter.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,		$ Change	% Change
Noninterest expense:	2020	2019
Salaries and employee benefits	$24,045	$22,764	$1,281	5.6%
Occupancy and equipment, net	4,267	4,200	67	1.6
Data processing	2,075	1,810	265	14.6
Electronic banking	890	892	(2)	(0.2)
Communications	419	647	(228)	(35.2)
Advertising and marketing	610	1,089	(479)	(44.0)
Professional services	843	839	4	0.5
Regulatory assessments	766	691	75	10.9
Loan related expenses	1,509	790	719	91.0
Office and operations	1,344	1,849	(505)	(27.3)
Intangible asset amortization	287	353	(66)	(18.7)
Franchise tax expense	514	492	22	4.5
Other expenses	651	679	(28)	(4.1)
Total noninterest expense	$38,220	$37,095	$1,125	3.0%
Noninterest expense for the quarter ended June 30, 2020, increased by $1.1 million, or 3.0%, to $38.2 million, compared to $37.1 million for the quarter ended June 30, 2019. Significant fluctuations in noninterest expense categories are discussed below.
Salaries and employee benefits. The $1.3 million increase in salaries and employee benefits between the quarters was primarily due to $1.5 million in incentive compensation allocated to employees for their significant efforts in delivering $563.6 million in PPP loans, gross of deferred loan fees, during the quarter.
Data processing. The increase in data processing expenses was driven by new software implemented during the intervening period.
Communications. The decrease in communication expenses was primarily due to over billing for converted data circuits during the quarter ended June 30, 2019.
Advertising and marketing. The decrease in advertising and marketing expenses for the quarter ended June 30, 2020, when compared to the quarter ended June 30, 2019, was due to decreased advertising and marketing expenses following the launch of a performance checking campaign in April 2019.
Loan related expenses. The increase in loan related expenses was driven by a $437,000 increase in loan sub-servicing costs in connection with the mortgage loan portfolio servicing transfer that occurred in the fourth quarter of 2019. The increase in sub-servicing costs were partially offset by decreases in salaries and employee benefits due to head count reductions of in-house servicing staff at the completion of the servicing transfer.
Office and operations. The decrease in office and operations expense was primarily due to a $282,000 decrease in business development costs as social distancing constraints impacted in-person activities and kept more people at home during the quarter ended June 30, 2020.
Income Tax Expense
For the three months ended June 30, 2020, we recognized income tax expense of $786,000, a decrease of $2.0 million compared to the three months ended June 30, 2019. Our effective tax rate for the three months ended June 30, 2020, was 13.7%, compared to 18.5% for the three months ended June 30, 2019. Our effective tax rate decreased due to the larger than proportional effect of tax-exempt items (described below) with a decrease in pre-tax income in the 2020 period.

Our quarterly provision for income taxes has historically been calculated using the AETR method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of June 30, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. We utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. Significant permanent items are not able to be made at this time, primarily driven by the COVID-19 crisis, which results in significant variations in income tax expense and would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. We determined current and deferred income tax expense as if the interim period were an annual period.
Our effective income tax rates have differed from the U.S. statutory rate of 21% during the quarters ended June 30, 2020 and 2019, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a smaller than proportional effect on the effective income tax rate as net income increases.
Comparison of the Results of Operations for the Six Months Ended June 30, 2020 and 2019
Net Interest Income and Net Interest Margin
Net interest income for the six months ended June 30, 2020, was $89.1 million, an increase of $4.1 million, or 4.8%, compared to the six months ended June 30, 2019. The largest factor in the increase was a $5.2 million decrease in deposit costs during the current period compared to the six months ended June 30, 2019, combined with a $3.1 million increase in interest income earned on PPP loans and a $1.9 million increase in interest income earned on mortgage warehouse loans. These net interest income benefits were primarily offset by a decrease in interest on most other loan categories due to declining loan yields. The yield earned on the total loan portfolio was 4.42% for the six months ended June 30, 2020, compared to 5.28% for the six months ended June 30, 2019.
Lower market interest rates provided opportunities for management and our bankers to reduce rates on deposit accounts across our footprint, driving the reduction in deposit interest expense in 2020 compared to 2019. Decreases in rates on interest-bearing liabilities contributed a combined increase to net interest income of $10.1 million, while increases in average interest-bearing liability balances and subordinated debentures offset the increase by $3.3 million and $1.6 million, respectively. Average savings and interest bearing deposit accounts increased $503.9 million compared to the quarter ended June 30, 2019, primarily as a result of a $308.0 million increase in average business accounts. The increase in the average subordinated debentures balance is primarily due to the completion of an offering of notes by Origin Bank as discussed in the Comparison of the Results of Operations for the Three Months Ended June 30, 2020 and 2019 - Subordinated Debentures above.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(Dollars in thousands)	2020			2019
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,291,174	$29,937	4.66%	$1,212,149	$31,072	5.17%
Construction/land/land development	553,655	13,219	4.80	481,280	13,648	5.72
Residential real estate	718,848	16,521	4.60	637,221	15,476	4.86
PPP	224,840	3,052	2.72	—	—	—
Commercial and industrial ("C&I") excl. PPP	1,375,850	29,610	4.33	1,299,100	34,528	5.36
Mortgage warehouse lines of credit	336,284	6,687	4.00	175,644	4,810	5.52
Consumer	19,024	628	6.60	20,693	716	6.92
LHFI	4,519,675	99,654	4.43	3,826,087	100,250	5.28
Loans held for sale	62,640	1,117	3.57	20,824	386	3.70
Loans receivable	4,582,315	100,771	4.42	3,846,911	100,636	5.28
Investment securities-taxable	471,664	5,444	2.31	495,433	6,549	2.64
Investment securities-non-taxable	155,810	2,149	2.76	102,644	1,729	3.37
Non-marketable equity securities held in other financial institutions	46,104	606	2.64	43,575	727	3.36
Interest-bearing deposits in banks	332,930	1,510	0.91	144,120	1,916	2.68
Total interest-earning assets	5,588,823	$110,480	3.98%	4,632,683	$111,557	4.86%
Noninterest-earning assets(3)	335,292			325,294
Total assets	$5,924,115			$4,957,977

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,539,236	$9,751	0.77%	$2,035,331	$13,379	1.33%
Time deposits	766,757	7,119	1.87	839,464	8,658	2.08
Total interest-bearing deposits	3,305,993	16,870	1.03	2,874,795	22,037	1.55
FHLB advances and other borrowings	477,541	2,970	1.25	386,363	3,997	2.09
Securities sold under agreements to repurchase	15,321	22	0.29	36,887	252	1.38
Subordinated debentures	64,932	1,518	4.68	9,650	276	5.69
Total interest-bearing liabilities	3,863,787	$21,380	1.11%	3,307,695	$26,562	1.62%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,338,317			995,475
Other liabilities(3)	107,481			86,335
Total liabilities	5,309,585			4,389,505
Stockholders' Equity	614,530			568,472
Total liabilities and stockholders' equity	$5,924,115			$4,957,977
Net interest spread			2.87%			3.24%
Net interest income and margin		$89,100	3.21%		$84,995	3.70%
Net interest income and margin - (tax equivalent)(4)		$90,279	3.25%		$86,058	3.75%
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, consumer real estate, held for sale and PPP loan portfolios, which are calculated using 30 days in a month over 360 days in a year. Rates paid for subordinated debentures are calculated at the portfolio level using the actual number of days in each month over 360 days in a year.
(3)Includes GNMA repurchase average balances of $28.4 million and $27.9 million for the six months ended June 30, 2020 and 2019, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the condensed notes to our consolidated financial statements.
(4)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the six months ended June 30, 2020 and 2019.
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

	Six Months Ended June 30, 2020, vs. Six Months Ended June 30, 2019
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$2,026	$(3,161)	$(1,135)
Construction/land/land development	2,052	(2,481)	(429)
Residential real estate	1,982	(937)	1,045
Commercial and industrial	8,016	(9,882)	(1,866)
Mortgage warehouse lines of credit	4,399	(2,522)	1,877
Consumer	(58)	(30)	(88)
Loans held for sale	774	(43)	731
Loans receivable	19,191	(19,056)	135
Investment securities-taxable	(314)	(791)	(1,105)
Investment securities-non-taxable	895	(475)	420
Non-marketable equity securities held in other financial institutions	42	(163)	(121)
Interest-bearing deposits in banks	2,510	(2,916)	(406)
Total interest-earning assets	22,324	(23,401)	(1,077)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	3,312	(6,940)	(3,628)
Time deposits	(750)	(789)	(1,539)
FHLB advances and other borrowings	943	(1,970)	(1,027)
Securities sold under agreements to repurchase	(147)	(83)	(230)
Subordinated debentures	1,574	(332)	1,242
Total interest-bearing liabilities	4,932	(10,114)	(5,182)
Net interest income	$17,392	$(13,287)	$4,105

Provision for Credit Losses
We recorded provision expense of $39.9 million for the six months ended June 30, 2020, a $36.9 million increase from a provision of $3.0 million for the six months ended June 30, 2019. The increase in provision expense for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was impacted by economic uncertainty caused by the COVID-19 pandemic, which drove an increase in the current estimate of expected credit losses within the loan portfolio. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. Net charge-offs were $7.6 million during the six months ended June 30, 2020, compared to net charge-offs of $125,000 during the six months ended June 30, 2019. The increase is the result of charge-offs on four nonperforming loans as referenced in the quarterly Provision for Credit Losses section above.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
Noninterest income:	2020	2019	$ Change	% Change
Service charges and fees	$6,310	$6,751	$(441)	(6.5)%
Mortgage banking revenue	13,486	5,858	7,628	130.2
Insurance commission and fee income	6,796	6,546	250	3.8
Gains on sales of securities, net	54	—	54	N/A
Loss on sales and disposals of other assets, net	(933)	(163)	(770)	N/M
Limited partnership investment loss	(420)	(18)	(402)	N/M
Swap fee income	2,203	683	1,520	N/M
Change in fair value of equity investments	—	367	(367)	(100.0)
Other fee income	1,073	636	437	68.7
Other income	2,651	2,120	531	25.0
Total noninterest income	$31,220	$22,780	$8,440	37.1%
Noninterest income for the six months ended June 30, 2020, increased by $8.4 million, or 37.1%, to $31.2 million, compared to $22.8 million for the six months ended June 30, 2019. The increase in noninterest income was largely driven by increases of $7.6 million and $1.5 million in mortgage banking revenue and swap fee income, respectively. These increases were partially offset by a $770,000 increase in loss on sales and disposals of other assets, net.
Mortgage banking revenue. The $7.6 million increase in mortgage banking revenue during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by positive valuation adjustments in our mortgage pipeline values and increases in gain on sale of mortgage loans, reflecting increased volume in the mortgage pipeline due to higher volumes of purchases and refinance activity during the period and falling interest rates.
Swap fee income. The $1.5 million increase in swap fee income during the six months ended June 30, 2020, compared to the same period in 2019, was driven by higher volume of back-to-back swaps executed with commercial customers in the current period compared to 2019. Given the low interest rate environment, customers had the opportunity to lock in fixed rates through swaps, driving increases in swap fees.
Loss on sales and disposals of other assets, net. The $770,000 increase in loss on sales and disposals of other assets, net, was primarily due to the decline in value and subsequent write down of two commercial real estate owned properties during the quarter.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,		$ Change	% Change
Noninterest expense:	2020	2019
Salaries and employee benefits	$46,033	$45,377	$656	1.4%
Occupancy and equipment, net	8,488	8,244	244	3.0
Data processing	4,078	3,397	681	20.0
Electronic banking	1,790	1,581	209	13.2
Communications	896	1,233	(337)	(27.3)
Advertising and marketing	1,321	1,887	(566)	(30.0)
Professional services	2,014	1,743	271	15.5
Regulatory assessments	1,381	1,402	(21)	(1.5)
Loan related expenses	2,651	1,459	1,192	81.7
Office and operations	2,785	3,330	(545)	(16.4)
Intangible asset amortization	586	717	(131)	(18.3)
Franchise tax expense	1,010	981	29	3.0
Other expenses	1,284	1,125	159	14.1
Total noninterest expense	$74,317	$72,476	$1,841	2.5%
Noninterest expense for the six months ended June 30, 2020, increased by $1.8 million, or 2.5%, to $74.3 million, compared to $72.5 million for the six months ended June 30, 2019. Significant fluctuations in noninterest expense categories are discussed below.
Loan related expenses. The increase in loan related expenses was driven by a $875,000 increase in loan sub-servicing costs in connection with the mortgage loan portfolio servicing transfer that occurred in the fourth quarter of 2019. The increase in sub-servicing costs were partially offset by decreases in salaries and employee benefits due to head count reductions of in-house servicing staff at the completion of the servicing transfer. In addition, loan related legal fees increased $219,000 due to the workout of nonperforming loan relationships during the six months ended June 30, 2020.
Data processing. The increase in data processing costs during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the implementation of new software during the intervening period.
Salaries and employee benefits. The $656,000 increase in salaries and employee benefits expense during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to $1.5 million in incentive compensation allocated to employees for their significant efforts in delivering $563.6 million in PPP loans during the period. Commissions also increased $1.4 million compared to the six months ended June 30, 2019, primarily due to higher mortgage production.
Advertising and marketing. The decrease is primarily due to the launch of two main marketing campaigns during the six months ended June 30, 2019, with no comparable expenses incurred in 2020.
Office and operations. Office and operations expenses decreased by $545,000 during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to reductions in travel and entertainment spending from the COVID-19 pandemic and related restrictions.
Communications. The decrease in communication expenses was primarily due to over billing for converted data circuits during the six months ended June 30, 2019.

Income Tax Expense
For the six months ended June 30, 2020, we recognized income tax expense of $359,000, compared to $5.9 million for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020, was 5.9% compared to 18.2% for the six months ended June 30, 2019. Our effective tax rate decreased due to the larger than proportional effect of tax-exempt items as discussed in the Comparison of the Results of Operations for the Three Months Ended June 30, 2020 and 2019 - Income Tax Expense above.
Comparison of Financial Condition at June 30, 2020, and December 31, 2019
General
Total assets increased by $1.32 billion, or 24.8%, to $6.64 billion at June 30, 2020, from $5.32 billion at December 31, 2019. The increase was primarily attributable to an increase in LHFI of $1.17 billion and an increase of $229.7 million in total securities, which were offset by a decrease in cash and cash equivalents of $135.2 million.
Loan Portfolio
At June 30, 2020, 85.2% of our loan portfolio held for investment consisted of commercial and industrial loans, commercial real estate loans, construction/land/land development and mortgage warehouse lines of credit, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

(Dollars in thousands)	June 30, 2020		December 31, 2019		$ Change	% Change
Real estate:	Amount	Percent	Amount	Percent
Commercial real estate	$1,323,754	24.9%	$1,296,847	31.3%	$26,907	2.1%
Construction/land/land development	570,032	10.7	517,688	12.5	52,344	10.1
Residential real estate	769,354	14.5	689,555	16.6	79,799	11.6
Total real estate	2,663,140	50.1	2,504,090	60.4	159,050	6.4
Commercial and industrial	1,862,534	35.1	1,343,475	32.5	519,059	38.6
Mortgage warehouse lines of credit	769,157	14.5	274,659	6.6	494,498	180.0
Consumer	17,363	0.3	20,971	0.5	(3,608)	(17.2)
Total LHFI	$5,312,194	100.0%	$4,143,195	100.0%	$1,168,999	28.2%
At June 30, 2020, total LHFI were $5.31 billion, an increase of $1.17 billion, or 28.2%, compared to $4.14 billion at December 31, 2019. The increase reflected growth in all significant loan categories, the largest of which is primarily reflected in commercial and industrial loans and mortgage warehouse lines of credit, which increased $519.1 million and $494.5 million, respectively. The increase in commercial and industrial loans is primarily due to $549.1 million increase in PPP loans, net of deferred fees and costs. The increase in mortgage warehouse lines of credit is primarily due to increased activity due the current low interest rate environment. Due to the increased mortgage related activity in our markets, as well as market disruption following merger activity by our peers and competitors, we have added new customers in the warehouse lines of credit portfolio, and increased limits to support the record volume of loan purchase and refinance activity. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Under the CARES Act, Congress allocated funds to the PPP, which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. By participating in the PPP, as of June 30, 2020, we have originated 3,044 loans totaling $563.6 million, supporting approximately 63,300 jobs. These loans have maximum maturities of two years, and we anticipate many of them will be forgiven under the terms of the Paycheck Protection Program before the maturity date. The loans will bear a fixed rate of interest at one percent for the entire term.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2020. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	June 30, 2020
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$112,521	$809,040	$402,193	$1,323,754
Construction/land/land development	84,219	379,509	106,304	570,032
Residential real estate loans	100,077	268,561	400,716	769,354
Total real estate	296,817	1,457,110	909,213	2,663,140
Commercial and industrial loans	383,690	1,330,783	148,061	1,862,534
Mortgage warehouse lines of credit	769,157	—	—	769,157
Consumer loans	2,455	13,020	1,888	17,363
Total LHFI	$1,452,119	$2,800,913	$1,059,162	$5,312,194

Amounts with fixed rates	$210,993	$1,605,912	$513,462	$2,330,367
Amounts with variable rates	1,241,126	1,195,001	545,700	2,981,827
Total	$1,452,119	$2,800,913	$1,059,162	$5,312,194
Loan Portfolio COVID-19 Impact
The COVID-19 pandemic has continued to have a severe impact on the U.S. economy leading to severe unemployment and a recession. Consequently, the deteriorating economic outlook caused us to significantly increase the allowance for credit losses during the first half of 2020, resulting in additional provision expense and reduced earnings during the period. Due to the ongoing economic impact of the COVID-19 pandemic and governmental efforts to contain it, we believe that certain sectors of the U.S. economy may be more affected than others. Some of the sectors that may experience a more significant impact include assisted living, nonessential retail, restaurants, energy and hotels. At June 30, 2020, we had $547.6 million, or 11.4%, of our LHFI, excluding PPP loans, invested in these sectors and, while we have recorded significant loss reserves in the event our loan portfolio experiences losses in the future, the reserves are an estimate and subject to change. Nonperforming LHFI in the sectors impacted by COVID-19 was $7.6 million at June 30, 2020, while past due LHFI, excluding PPP loans, defined as loans 30 days or more past due, as a percentage of LHFI, excluding PPP loans, in the sectors impacted by COVID-19, was 1.3% at June 30, 2020.
Certain key data regarding the sectors that may experience a more significant impact due to COVID-19 at June 30, 2020, is reflected in the table below. The information presented excludes PPP loans.

	Outstanding Balance	Average Loan Size	Allowance Amount	Loans under Forbearance	Past Due	NPL
Selected sectors	(dollars in thousands)
Assisted living	$140,218	$8,764	$4,150	$48,935	$2,270	$2,270
Nonessential retail	146,566	838	1,274	82,424	2,754	3,052
Restaurant	134,104	798	2,910	100,209	—	—
Energy	62,695	936	6,551	6,776	2,311	2,311
Hotel	64,043	2,562	827	59,258	—	—
Selected sectors	547,626	1,214	15,712	297,602	7,335	7,633
All other LHFI	4,215,439	468	54,756	709,564	16,416	22,414
Total LHFI	$4,763,065	$504	$70,468	$1,007,166	$23,751	$30,047

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
Although we have seen an impact from the COVID-19 pandemic, the ultimate impact is still unknown. The ongoing economic uncertainty and increased unemployment rate has created conditions that could cause an increase in nonperforming loans in future periods. Through June 30, 2020, we have granted COVID-19 forbearances in the form of principal and interest deferments, rate concessions and principal deferments to 1,386 loans with outstanding loan amounts totaling $1.01 billion.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonperforming LHFI:
Commercial real estate	$4,717	$6,994
Construction/land/land development	3,726	4,337
Residential real estate	6,713	5,132
Commercial and industrial	14,772	14,520
Consumer	119	163
Total nonperforming LHFI	30,047	31,146
Nonperforming loans held for sale	734	927
Total nonperforming loans	30,781	32,073
Other real estate owned:
Commercial real estate, construction/land/land development	3,285	4,165
Residential real estate	769	487
Total other real estate owned	4,054	4,652
Other repossessed assets owned	101	101
Total repossessed assets owned	4,155	4,753
Total nonperforming assets	$34,936	$36,826
Troubled debt restructuring loans - nonaccrual	$5,817	$6,609
Troubled debt restructuring loans - accruing	1,815	1,843
Total LHFI	5,312,194	4,143,195
Ratio of nonperforming LHFI to total LHFI	0.57%	0.75%
Ratio of nonperforming assets to total assets	0.53	0.69
At June 30, 2020, total nonperforming LHFI decreased by $1.1 million or 3.5%, compared to December 31, 2019. Please see Note 4 - Loans in the condensed notes to our consolidated financial statements for more information on nonperforming loans.

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
Information regarding the internal risk ratings of our loans at June 30, 2020, is included in Note 4 - Loans in the condensed notes to our consolidated financial statements included in Item 1 of this report.
Allowance for Credit Losses
Effective January 1, 2020, the Company adopted CECL resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. Please see the discussion in Note 1 - Significant Accounting Policies in the condensed notes to our consolidated financial statements titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-13.
The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and June 30, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

In connection with the review of our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:
•for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
•for construction, land and land development loans, the perceived feasibility of the project, including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;
•for residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral.
Our allowance for loan credit losses increased by $32.9 million, or 87.8%, to $70.5 million at June 30, 2020, from $37.5 million at December 31, 2019. The ratio of the allowance for credit losses to LHFI at June 30, 2020, and December 31, 2019, was 1.33% and 0.91%, respectively. The increase in the total allowance for credit losses was primarily driven by the impact of the COVID-19 pandemic after the adoption of CECL. Please see the section titled Nonperforming Assets included above in this section for additional information and metrics related to the impact of the COVID-19 pandemic.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2019
Allowance for loan credit losses
Balance at beginning of period	$37,520	$34,203	$34,203
Impact of adopting ASC 326	1,248	N/A	N/A
Provision for loan credit losses	39,274	2,605	9,207
Charge-offs:
Commercial real estate	3,668	195	1,420
Construction/land/land development	—	38	38
Residential real estate	49	—	265
Commercial and industrial	4,253	1,133	8,231
Mortgage warehouse lines of credit	—	29	29
Consumer	42	53	148
Total charge-offs	8,012	1,448	10,131
Recoveries:
Commercial real estate	6	59	341
Construction/land/land development	—	1	40
Residential real estate	169	45	185
Commercial and industrial	256	1,195	3,627
Consumer	7	23	48
Total recoveries	438	1,323	4,241
Net charge-offs	7,574	125	5,890
Balance at end of period	$70,468	$36,683	$37,520
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	234.53%	120.36%	120.46%
Total LHFI	1.33	0.92	0.91
Securities
Our securities portfolio totaled $770.9 million at June 30, 2020, representing an increase of $229.7 million, or 42.4%, from $541.2 million at December 31, 2019. During the period, we utilized excess liquidity and took advantage of dislocated bond markets during the recent market turmoil, purchasing high quality municipal and corporate bonds to support our interest margin in low-rate environments. Our strategy for the portfolio is to protect net interest income levels in the current environment and in the event rates move lower from current levels. Please see Note 3 - Securities in the condensed notes to our consolidated financial statements for more information on our securities portfolio.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. We also utilize brokered deposits from time to time, and the increase in brokered deposits at the end of June 2020 was due to short term needs for funding warehouse lines of credit.
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

The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,584,746	29.5%	$1,077,706	25.5%	$507,040	47.0%
Interest-bearing demand	854,399	15.9	776,037	18.4	78,362	10.1
Money market	1,513,026	28.2	1,277,053	30.2	235,973	18.5
Time deposits	745,617	13.9	790,810	18.7	(45,193)	(5.7)
Brokered	490,881	9.1	152,556	3.6	338,325	221.8
Savings	183,553	3.4	154,450	3.6	29,103	18.8
Total deposits	$5,372,222	100.0%	$4,228,612	100.0%	$1,143,610	27.0%
Due to the funding of PPP loans into deposit accounts during the quarter ended June 30, 2020, noninterest-bearing demand and money market accounts increased significantly. Also, due to the high volume of mortgage loans funded under the mortgage warehouse lines of credit near the end of the quarter, we utilized short term brokered deposits to fund the growth in warehouse lines, which drove the increase in brokered deposits from December 31, 2019 to June 30, 2020.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated.

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$817,701	$2,674	0.66%	$702,960	$2,944	0.84%
Money market	1,363,448	6,144	0.91	906,684	6,940	1.54
Time deposits	766,757	7,119	1.87	833,729	8,573	2.07
Brokered (1)	193,232	814	0.85	278,903	3,463	2.50
Savings	164,855	119	0.15	152,519	117	0.15
Total interest-bearing	$3,305,993	$16,870	1.03	$2,874,795	$22,037	1.55
Noninterest-bearing demand	1,338,317			995,475
Total average deposits	$4,644,310	$16,870	0.73%	$3,870,270	$22,037	1.15%
____________________________
(1)Average brokered time deposits of zero and $7.2 million are included in the brokered category during the six months ended June 30, 2020 and 2019, respectively.
Our average deposit balance was $4.64 billion for the six months ended June 30, 2020, an increase of $774.0 million, or 20.0%, from $3.87 billion for the six months ended June 30, 2019. Average deposits excluding average brokered deposits was $4.45 billion for the six months ended June 30, 2020, compared to $3.59 billion for the six months ended June 30, 2019. The decrease in average brokered deposits is primarily the result of the strategic decision to replace certain brokered deposits with advances from the FHLB during certain times throughout the periods presented. The increase in total average deposits was primarily due to our continued relationship-based efforts to attract deposits within our key markets and due to PPP loan proceeds that were deposited into customer accounts during the 2020 period. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2020, was 1.03%, compared to 1.55% for the six months ended June 30, 2019. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since June 2019, along with a shift in mix away from higher cost time and brokered deposits to lower cost core relationship deposits, driving a 36.5% decrease in our total average deposit costs period over period. The Federal Reserve lowered the federal funds target rate five times from June 30, 2019 to March 31, 2020, resulting in an aggregate 225 basis point decrease in the target rate. When the target rate reductions began, we took action to lower deposit rates on nonmaturity deposits, but the most meaningful cuts came in March 2020 in conjunction with the latest round of target rate reductions. Our Louisiana market deposits also increased $324.6 million compared to June 30, 2019, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.

Average noninterest-bearing deposits at June 30, 2020, were $1.34 billion, compared to $995.5 million at June 30, 2019, an increase of $342.8 million, or 34.4%. Average noninterest-bearing deposits represented 28.8% and 25.7% of average total deposits for the six months ended June 30, 2020 and 2019, respectively.
Borrowings
During the period, we received an extension of credit of $113.4 million in Federal Reserve Bank Paycheck Protection Program Liquidity Facility funds used to support PPP loans originated in conjunction with the CARES Act. We approved and funded 3,044 PPP loans, or $549.1 million, net of deferred fees and costs, throughout our markets through June 30, 2020. The demand for PPP loans has decreased significantly during the intervening time from April 2020 to June 2020. Offsetting the increase in borrowed funds was a $50 million decrease in short-term FHLB advances at June 30, 2020, compared to December 31, 2019.
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2020:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$30,000	0.58%
90 days to less than one year	20,677	0.80
One to three years	5,663	5.31
Three to five years	6,492	5.14
After five years	258,691	1.72
Total	$321,523	1.69%
At June 30, 2020, we were eligible to borrow an additional $655.7 million from the FHLB. Please see Note 8 - Borrowings in the condensed notes to our consolidated financial statements for more detail on our borrowings.
Subordinated Debentures
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
Overview
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. At June 30, 2020, and December 31, 2019, our cash and liquid securities totaled 9.8% and 8.4% of total assets, respectively, providing liquidity to support our existing operations.

The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $7.3 million and $5.9 million at June 30, 2020, and December 31, 2019, respectively. This cash is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has up to $50.0 million available under a line of credit. There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 13 - Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
COVID -19
As previously discussed, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. We began accessing liquidity under the PPPLF during June 2020, and have access to $3.12 billion of contingent liquidity sources including FHLB availability and PPPLF availability. Additionally, as previously disclosed, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and our commitment to maintain strong capital and liquidity to meet the needs of our customers and communities during this exceptional period of economic uncertainty, we suspended repurchases of our shares under our stock buyback program. We believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further or for an extended period.
Liquidity Sources
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2020, or December 31, 2019. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at June 30, 2020.
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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts at June 30, 2020.

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances & PPPLF	$50,677	$119,088	$6,492	$258,691	$434,948
Subordinated debentures	—	—	—	80,826	80,826
Time deposits	548,537	163,266	33,814	—	745,617
Limited partnership investments(1)	3,545	—	—	—	3,545
Low income housing tax credits	505	165	204	319	1,193
Overnight repurchase agreements with depositors	11,906	—	—	—	11,906
Operating leases	4,485	7,737	5,091	12,128	29,441
Total contractual obligations	$619,655	$290,256	$45,601	$351,964	$1,307,476
____________________________
(1)These commitments represent amounts we are obligated to contribute to various limited partnership investments in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the Less than One Year category.
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

The table below presents our commitments to extend credit by commitment expiration date at June 30, 2020.

(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$635,956	$569,290	$199,627	$59,871	$1,464,744
Standby letters of credit	38,997	4,279	3,500	—	46,776
Total off-balance sheet commitments	$674,953	$573,569	$203,127	$59,871	$1,511,520
____________________________
(1)Includes $539.7 million of unconditionally cancellable commitments at June 30, 2020.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At June 30, 2020, stockholders' equity was $614.8 million, representing an increase of $15.5 million, or 2.6%, compared to $599.3 million at December 31, 2019. Other comprehensive income of $14.3 million for the six months ended June 30, 2020, and net income of $5.7 million were the primary drivers of the increase in stockholders' equity compared to December 31, 2019, and was partially offset by the $4.3 million dividend paid on the Company's common stock and the $723,000 repurchase of the Company's common stock that occurred during the period.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2020, and December 31, 2019, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the FDIC. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated.

(Dollars in thousands)	June 30, 2020		December 31, 2019
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$572,396	10.35%	$561,630	11.74%
Tier 1 capital (to risk-weighted assets)	581,756	10.52	570,975	11.94
Total capital (to risk-weighted assets)	714,237	12.91	610,305	12.76
Tier 1 capital (to average assets)	581,756	9.10	570,975	10.91

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$558,167	10.12%	$551,060	11.55%
Tier 1 capital (to risk-weighted assets)	558,167	10.12	551,060	11.55
Total capital (to risk-weighted assets)	690,648	12.52	590,390	12.38
Tier 1 capital (to average assets)	558,167	8.75	551,060	10.56
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we provided other financial measures, such as pre-tax, pre-provision earnings, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

We consider pre-tax, pre-provision earnings as presented in this report as an important measure of financial performance as it provides supplemental information that we use to evaluate our business, to assess underlying operational performance and to allow a comparison to prior periods without the impact of increases in the allowance for credit losses, and related income tax effects, associated with the implementation of CECL and continuing impact of the COVID-19 pandemic.
We believe non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance and capital strength. We use, and believe that investors benefit from referring to, non-GAAP measures in assessing our operating results and related trends. However, non-GAAP measures should be considered in addition to, and not as a substitute for or preferable to, amounts prepared in accordance with GAAP. In the following table, we have provided a reconciliation of pre-tax pre-provision earnings to the most comparable GAAP financial measure.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Calculation of PTPP Earnings:
Net Income	$4,957	$12,283	$5,710	$26,438
Plus: provision for credit losses	21,403	1,985	39,934	2,990
Plus: income tax expense	786	2,782	359	5,871
PTPP Earnings	$27,146	$17,050	$46,003	$35,299

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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We are modeling outside of policy in certain down rate scenarios, and we continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	June 30, 2020
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	15.2%	9.6%
+300	10.8	7.0
+200	7.0	5.8
+100	3.1	3.4
Base
-100	(4.8)	(4.7)
-200	(15.2)	3.1
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
Impact of Inflation
Our consolidated financial statements and related notes included in this quarterly report on Form 10-Q have been prepared in accordance with U.S. GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession. Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity.
Market Risk
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. We also pay interest on certain borrowings and have existing contracts with payment calculations that use LIBOR as the reference rate. Among other products, as of June 30, 2020, we had approximately $1.98 billion of loans indexed to LIBOR, including loans that mature after 2021. The changes to LIBOR will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts. We have established a LIBOR Transition Committee that is comprised of representatives from our business areas where we have identified risks in connection with the transition away from LIBOR. The Transition Committee meets on a regular basis to discuss progress in the transition effort, including plans for actions to be taken internally and with respect to customer communications. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, litigation, reputational or compliance risks to us. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC for further information.

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
Changes in internal control over financial reporting — Beginning January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of economic forecasting projections obtained from an independent third party. Except as related to the adoption of ASU 2016-13, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 14 - Commitments and Contingencies - Loss Contingencies in the condensed notes to the consolidated financial statements included in Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2019, except for the risk factors included below.
The novel coronavirus (“COVID-19”) pandemic has caused a significant economic downturn that has adversely impacted our business and the ultimate impact on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted.
COVID-19 pandemic has led to authorities enacting various restrictions in an attempt to limit the spread of COVID-19, such as declarations of states of emergency; school and business closings; limitations on gatherings and business activities; and other social distancing measures. These measures have restricted economic activity, reduced economic output and resulted in a deterioration in economic conditions in the markets in which we operate. This has resulted in, among other things, high rates of unemployment and caused volatility and disruptions in consumer spending and the financial markets. Although some of these restrictive measures have been eased in certain areas, many of the restrictive measures remain in place or have been or are likely to be reinstated, and in some cases additional restrictive measures are being or may need to be implemented. Businesses, market participants, our counterparties and clients, and the economy have been negatively impacted and are likely to be so for an extended period of time, as there remains significant uncertainty about the timing and strength of an economic recovery.
In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in mid-April, 2020, we began processing loan applications under the Paycheck Protection Program created under the CARES Act. The Federal Reserve’s Main Street Lending Program will offer deferred interest on 5-year loans to small and mid-sized businesses. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are also experiencing a high level of loan modifications under our deferred payment program. The full impact on our lending and other business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reaction to such activities, remains uncertain.
The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and led to an economic recession. The negative economic conditions arising from the COVID-19 pandemic negatively impacted our financial results during the second quarter in various respects, including an increase in our provision for credit losses and nonperforming loans. The continuation of these conditions caused by the outbreak, including the impacts of responsive federal and state measures, specifically with respect to loan forbearances, can be expected to continue to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners.
These negative economic conditions are expected to have a continued adverse effect on our businesses and results of operations, which can be expected to, among other things:
i.impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies and modifications to loans;
ii.impair the value of collateral securing loans (particularly with respect to real estate);

iii.impair the value of our securities portfolio;
iv.require further increases in our allowance for credit losses;
v.adversely affect the stability of our deposit base or otherwise impair our liquidity;
vi.reduce our revenues from fee-based services, including wealth management, and the demand for our products and services;
vii.result in increased compliance risk as we become subject to new regulatory and other requirements associated with federal and state responses to the ongoing pandemic, including the Paycheck Protection Program and other new programs in which we participate;
viii.impair the ability of loan guarantors to honor commitments;
ix.negatively impact our regulatory capital ratios;
x.negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions; and
xi.increase cyber and payment fraud risk, given increased online and remote activity, which may adversely affect the realization of the anticipated benefits of our Delivery Transformation initiative.
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
The ultimate impact and duration of these factors is highly uncertain at this time and we do not yet know the full extent of the impact on our business, our operations or the global economy as a whole. The decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to the effects of the COVID-19 pandemic will likely result in a material adverse effect to our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program is intended to expire in three years, but may be terminated or amended by the Company’s board of directors at any time. The stock buyback program does not obligate the Company to purchase any shares at any time. Due to the COVID-19 outbreak the Company is not actively repurchasing shares under its stock buyback program and did not repurchase any shares in the second quarter.
The following table shows the Company's monthly stock repurchases during the quarter ended June 30, 2020.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2020 - April 30, 2020	—	$—	—	$29,217
May 1, 2020 - May 31, 2020	—	—	—	29,217
June 1, 2020 - June 30, 2020	—	—	—	29,217
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020, (File No. 001-38487)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020, (File No. 001-38487)).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Origin Bancorp, Inc.

Date:	August 10, 2020	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 10, 2020	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer