Form 10-Q
period 2020-09-30
Origin Bancorp, Inc.
filed 2020-11-04
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,506,586 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 30, 2020.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2020

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and due from banks	$61,250	$62,160
Interest-bearing deposits in banks	160,661	229,358
Total cash and cash equivalents	221,911	291,518
Securities:
Available for sale	797,260	501,070
Held to maturity, net of allowance for credit losses of $144 at September 30, 2020 (fair value of $41,282 and $29,523 at September 30, 2020, and December 31, 2019, respectively)	38,193	28,620
Securities carried at fair value through income	11,813	11,513
Total securities	847,266	541,203
Non-marketable equity securities held in other financial institutions	38,052	39,808
Loans held for sale ($95,412 and $36,977 at fair value at September 30, 2020, and December 31, 2019, respectively)	155,525	64,837
Loans, net of allowance for credit losses of $81,643 and $37,520 at September 30, 2020, and December 31, 2019, respectively ($17,284 and $17,670 at fair value at September 30, 2020, and December 31, 2019, respectively)	5,531,023	4,105,675
Premises and equipment, net	79,254	80,457
Mortgage servicing rights	14,322	20,697
Cash surrender value of bank-owned life insurance	37,332	37,961
Goodwill and other intangible assets, net	30,717	31,540
Accrued interest receivable and other assets	145,936	110,930
Total assets	$7,101,338	$5,324,626
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,599,436	$1,077,706
Interest-bearing deposits	3,640,587	2,360,096
Time deposits	695,902	790,810
Total deposits	5,935,925	4,228,612
Federal Home Loan Bank ("FHLB") advances and other borrowings	360,325	417,190
Subordinated debentures, net	78,596	9,671
Accrued expenses and other liabilities	98,855	69,891
Total liabilities	6,473,701	4,725,364
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,506,586 and 23,480,945 shares issued at September 30, 2020, and December 31, 2019, respectively)	117,533	117,405
Additional paid-in capital	236,679	235,623
Retained earnings	251,427	239,901
Accumulated other comprehensive income	21,998	6,333
Total stockholders' equity	627,637	599,262
Total liabilities and stockholders' equity	$7,101,338	$5,324,626
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$54,150	$53,932	$154,921	$154,568
Investment securities-taxable	2,704	2,786	8,148	9,335
Investment securities-nontaxable	1,571	826	3,720	2,555
Interest and dividend income on assets held in other financial institutions	375	1,262	2,491	3,905
Total interest and dividend income	58,800	58,806	169,280	170,363
Interest expense
Interest-bearing deposits	5,698	11,623	22,568	33,660
FHLB advances and other borrowings	1,564	2,420	4,556	6,669
Subordinated debentures	921	141	2,439	417
Total interest expense	8,183	14,184	29,563	40,746
Net interest income	50,617	44,622	139,717	129,617
Provision for credit losses	13,633	4,201	53,567	7,191
Net interest income after provision for credit losses	36,984	40,421	86,150	122,426
Noninterest income
Service charges and fees	3,268	3,620	9,578	10,371
Mortgage banking revenue	9,523	3,092	23,009	8,950
Insurance commission and fee income	3,218	3,203	10,014	9,749
Gain on sales of securities, net	301	20	355	20
Loss on sales and disposals of other assets, net	(247)	(132)	(1,180)	(295)
Limited partnership investment income (loss)	130	279	(290)	261
Swap fee income	110	1,351	2,313	2,034
Change in fair value of equity investments	—	—	—	367
Other fee income	576	414	1,649	1,050
Other income	1,172	1,033	3,823	3,153
Total noninterest income	$18,051	$12,880	$49,271	$35,660
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Noninterest expense
Salaries and employee benefits	$22,597	$21,523	$68,630	$66,900
Occupancy and equipment, net	4,263	4,274	12,751	12,518
Data processing	2,065	1,763	6,143	5,160
Electronic banking	954	924	2,744	2,505
Communications	422	411	1,318	1,644
Advertising and marketing	1,281	930	2,602	2,817
Professional services	785	956	2,799	2,699
Regulatory assessments	1,310	(387)	2,691	1,015
Loan related expenses	1,809	1,315	4,460	2,774
Office and operations	1,367	1,712	4,152	5,042
Intangible asset amortization	237	302	823	1,019
Franchise tax expense	511	683	1,521	1,664
Other expenses	1,133	658	2,417	1,783
Total noninterest expense	38,734	35,064	113,051	107,540
Income before income tax expense	16,301	18,237	22,370	50,546
Income tax expense	3,206	3,620	3,565	9,491
Net income	$13,095	$14,617	$18,805	$41,055
Basic earnings per common share	$0.56	$0.62	$0.81	$1.75
Diluted earnings per common share	0.56	0.62	0.80	1.73
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$13,095	14,617	$18,805	$41,055
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain arising during the period	1,659	1,411	20,574	11,926
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(8)	(8)
Reclassification adjustment for net gain included in net income	(301)	(20)	(355)	(20)
Change in the net unrealized gain on investment securities, before tax	1,355	1,388	20,211	11,898
Income tax expense related to net unrealized gain arising during the period	12	292	3,971	2,499
Change in the net unrealized gain on investment securities, net of tax	1,343	1,096	16,240	9,399
Cash flow hedges:
Net unrealized gain (loss) arising during the period	7	(24)	(812)	(252)
Reclassification adjustment for (loss) gain included in net income	(46)	8	(85)	38
Change in the net unrealized gain (loss) on cash flow hedges, before tax	53	(32)	(727)	(290)
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	11	(7)	(152)	(61)
Change in the net unrealized gain (loss) on cash flow hedges, net of tax	42	(25)	(575)	(229)
Other comprehensive income, net of tax	1,385	1,071	15,665	9,170
Comprehensive income	$14,480	$15,688	$34,470	$50,225

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2019	23,726,559	$118,633	$242,041	$191,585	$(2,480)	$549,779
Net income	—	—	—	14,155	—	14,155
Other comprehensive income, net of tax	—	—	—	—	4,004	4,004
Impact of adoption of ASU 2016-02 related to leases	—	—	—	321	—	321
Recognition of stock compensation, net	19,426	97	538	—	—	635
Dividends declared - common stock ($0.0325 per share)	—	—	—	(772)	—	(772)
Balance at March 31, 2019	23,745,985	118,730	242,579	205,289	1,524	568,122
Net income	—	—	—	12,283	—	12,283
Other comprehensive loss, net of tax	—	—	—	—	4,095	4,095
Recognition of stock compensation, net	28,253	141	423	—	—	564
Dividends declared - common stock ($0.0325 per share)	—	—	—	(771)	—	(771)
Balance at June 30, 2019	23,774,238	118,871	243,002	216,801	5,619	584,293
Net income	—	—	—	14,617	—	14,617
Other comprehensive loss, net of tax	—	—	—	—	1,071	1,071
Recognition of stock compensation, net	7,543	38	575	—	—	613
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,172)	—	(2,172)
Repurchase of common stock	(300,000)	(1,500)	(8,559)	—	—	(10,059)
Balance at September 30, 2019	23,481,781	$117,409	$235,018	$229,246	$6,690	$588,363
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	23,480,945	$117,405	$235,623	$239,901	$6,333	$599,262
Net income	—	—	—	753	—	753
Other comprehensive income, net of tax	—	—	—	—	9,489	9,489
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	25,871	129	655	—	—	784
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,174)	—	(2,174)
Repurchase of common stock	(30,868)	(154)	(569)	—	—	(723)
Balance at March 31, 2020	23,475,948	117,380	235,709	237,720	15,822	606,631
Net income	—	—	—	4,957	—	4,957
Other comprehensive income, net of tax	—	—	—	—	4,791	4,791
Recognition of stock compensation, net	25,285	126	447	—	—	573
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,171)	—	(2,171)
Balance at June 30, 2020	23,501,233	117,506	236,156	240,506	20,613	614,781
Net income	—	—	—	13,095	—	13,095
Other comprehensive income, net of tax	—	—	—	—	1,385	1,385
Recognition of stock compensation, net	5,353	27	523	—	—	550
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,174)	—	(2,174)
Balance at September 30, 2020	23,506,586	$117,533	$236,679	$251,427	$21,998	$627,637

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2020	2019
Net income	$18,805	$41,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	53,567	7,191
Depreciation and amortization	5,177	4,989
Net amortization on securities	2,926	401
Amortization of investments in tax credit funds	1,077	1,205
Net realized gain on securities sold	(355)	(20)
Deferred income tax benefit	(10,302)	(1,360)
Stock-based compensation expense	1,659	1,647
Originations of mortgage loans held for sale	(500,353)	(240,349)
Proceeds from mortgage loans held for sale	447,267	218,478
Gain on mortgage loans held for sale, including origination of servicing rights	(12,883)	(6,289)
Mortgage servicing rights valuation adjustment	10,680	6,841
Net loss on disposals of premises and equipment	68	124
Increase in the cash surrender value of life insurance	(696)	(549)
Gain on equity securities without a readily determinable fair value	—	(367)
Net loss on sales and write downs of other real estate owned	1,031	171
Other operating activities, net	(9,584)	5,816
Net cash provided by operating activities	8,084	38,984
Cash flows from investing activities:
Purchases of securities available for sale	(408,558)	(41,062)
Maturities and paydowns of securities available for sale	101,065	127,796
Proceeds from sales and calls of securities available for sale	35,208	27,766
Purchases of securities held to maturity	(10,000)	(10,000)
Maturities, paydowns and calls of securities held to maturity	275	404
Paydowns of securities carried at fair value	250	240
Net sales (purchases) of non-marketable equity securities held in other financial institutions	2,093	(6,206)
Originations of mortgage warehouse loans	(8,624,764)	(3,107,691)
Proceeds from pay-offs of mortgage warehouse loans	7,881,922	3,010,642
Net increase in loans, excluding mortgage warehouse and loans held for sale	(735,728)	(302,235)
Purchase of bank-owned life insurance	—	(4,500)
Return of capital on limited partnership investments	743	401
Capital calls on limited partnership investments	(525)	(1,271)
Purchases of premises and equipment	(3,219)	(10,186)
Proceeds from sales of premises and equipment	—	27
Proceeds from sales of other real estate owned	3,483	439
Net cash used in investing activities	$(1,757,755)	$(315,436)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from financing activities:	2020	2019
Net increase in deposits	$1,707,313	$501,179
Proceeds from long-term borrowings	—	100,000
Repayments on long-term borrowings	(1,298)	(1,071)
Proceeds from Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF")	319,257	—
Repayments on PPPLF	(319,257)	—
Proceeds from short-term borrowings	816,000	2,620,000
Repayments on short-term borrowings	(896,000)	(2,720,000)
Issuance of subordinated debentures, net	68,847	—
Net decrease in securities sold under agreements to repurchase	(7,820)	(17,981)
Dividends paid	(6,503)	(3,698)
Cash received from exercise of stock options	248	166
Common stock repurchased	(723)	(10,059)
Net cash provided by financing activities	1,680,064	468,536
Net (decrease) increase in cash and cash equivalents	(69,607)	192,084
Cash and cash equivalents at beginning of period	291,518	116,678
Cash and cash equivalents at end of period	$221,911	$308,762

Interest paid	$30,028	$40,435
Income taxes paid	24,974	638
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	8,917	19,794
Real estate acquired in settlement of loans	588	1,335
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
The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and September 30, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The adoption of ASC Topic 326 has been recorded as a cumulative effect adjustment to retained earnings. The adjustment that was recorded at January 1, 2020, is shown below.

(Dollars in thousands)	December 31, 2019 Balance	Transition Adjustment	January 1, 2020 ACL Balance
LHFI:
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$4,961
Construction/land/land development	3,711	1,141	4,852
Residential real estate	6,332	(2,526)	3,806
Total real estate	20,056	(6,437)	13,619
Commercial and industrial	16,960	7,296	24,256
Mortgage warehouse lines of credit	262	29	291
Consumer	242	360	602
Total allowance for loan credit losses	$37,520	$1,248	$38,768

Reserve for off-balance sheet exposures	$1,810	$(381)	$1,429

Held-to-Maturity Securities:
Municipal securities	$—	$96	$96
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2020	2019	2020	2019
Net income (basic and diluted)	$13,095	$14,617	$18,805	$41,055
Denominator:
Weighted average common shares outstanding	23,374,496	23,408,499	23,358,672	23,520,438
Dilutive effect of stock-based awards	126,100	198,457	140,166	201,946
Weighted average diluted common shares outstanding	23,500,596	23,606,956	23,498,838	23,722,384

Basic earnings per common share	$0.56	$0.62	$0.81	$1.75
Diluted earnings per common share	$0.56	$0.62	$0.80	$1.73
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
September 30, 2020
Available for sale:
State and municipal securities	$307,989	$16,370	$(362)	$323,997	$—	$323,997
Corporate bonds	48,820	1,371	(108)	50,083	—	50,083
U.S. government and agency securities	4,208	255	(6)	4,457	—	4,457
Commercial mortgage-backed securities	11,577	318	—	11,895	—	11,895
Residential mortgage-backed securities	220,443	7,818	(68)	228,193	—	228,193
Residential collateralized mortgage obligations	148,845	2,649	(7)	151,487	—	151,487
Asset-backed securities	27,147	46	(45)	27,148	—	27,148
Total	$769,029	$28,827	$(596)	$797,260	$—	$797,260
Held to maturity:
State and municipal securities	$38,337	$2,945	$—	$41,282	$(144)	$38,193
Securities carried at fair value through income:
State and municipal securities(1)	$10,820	$—	$—	$11,813	$—	$11,813
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
Securities with unrealized losses at September 30, 2020, and December 31, 2019, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or more were as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$41,804	$(362)	$—	$—	$41,804	$(362)
Corporate bonds	18,973	(108)	—	—	18,973	(108)
U.S. government and agency securities	—	—	599	(6)	599	(6)
Residential mortgage-backed securities	18,535	(68)	—	—	18,535	(68)
Residential collateralized mortgage obligations	5,025	(7)	—	—	5,025	(7)
Asset-backed securities	9,382	(45)	—	—	9,382	(45)
Total	$93,719	$(590)	$599	$(6)	$94,318	$(596)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2019
Available for sale:
State and municipal securities	$6,996	$(35)	$—	$—	$6,996	$(35)
U.S. government and agency securities	—	—	663	(8)	663	(8)
Residential mortgage-backed securities	29,184	(151)	14,917	(98)	44,101	(249)
Residential collateralized mortgage obligations	20,266	(118)	24,275	(206)	44,541	(324)
Total	$56,446	$(304)	$39,855	$(312)	$96,301	$(616)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
At September 30, 2020, the Company had 41 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table details activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:
Three months ended September 30, 2020:
Balance at July 1, 2020	$144
Credit loss expense	—
Balance at September 30, 2020	$144
Nine months ended September 30, 2020:
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss expense	48
Balance at September 30, 2020	$144
Accrued interest of $4.4 million was not included in the calculation of the allowance at September 30, 2020. There were no past due held-to-maturity securities at September 30, 2020. No held-to-maturity securities were in nonaccrual status at September 30, 2020, or placed into nonaccrual status during the third quarter of 2020.
Proceeds from sales and calls of securities available for sale and gross gains for the period indicated are shown below. There were no sales of securities available for sale for the nine months ended September 30, 2019.

(Dollars in thousands)	Nine Months Ended September 30, 2020
Proceeds from sales/calls	$35,208
Gross realized gains	434
Gross realized losses	(79)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2020, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,139	$13,275	$3,661	$3,680
Due after one year through five years	—	—	49,503	53,285
Due after five years through ten years	25,198	28,007	88,621	92,330
Due after ten years	—	—	219,232	229,242
Commercial mortgage-backed securities	—	—	11,577	11,895
Residential mortgage-backed securities	—	—	220,443	228,193
Residential collateralized mortgage obligations	—	—	148,845	151,487
Asset-backed securities	—	—	27,147	27,148
Total	$38,337	$41,282	$769,029	$797,260
The following table presents carrying amounts of securities pledged as collateral for public deposits and repurchase agreements as of the dates presented.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Carrying value of securities pledged to secure public deposits	$183,157	$285,552
Carrying value of securities pledged to repurchase agreements	17,277	20,356
Note 4 - Loans
Loans consisted of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Loans held for sale	$155,525	$64,837
LHFI:
Loans secured by real estate:
Commercial real estate	$1,350,632	$1,279,177
Construction/land/land development	560,857	517,688
Residential real estate	832,055	689,555
Total real estate	2,743,544	2,486,420
Commercial and industrial(1)	1,815,608	1,343,475
Mortgage warehouse lines of credit	1,017,501	274,659
Consumer	18,729	20,971
Total loans accounted for at amortized cost	5,595,382	4,125,525
Loan accounted for at fair value	17,284	17,670
Total LHFI(2)	5,612,666	4,143,195
Less: allowance for credit losses	81,643	37,520
LHFI, net	$5,531,023	$4,105,675
____________________________
(1)Includes $552.3 million of PPP loans at September 30, 2020. No PPP loans were outstanding at December 31, 2019.
(2)Includes net deferred loan fees of $15.7 million and $3.6 million at September 30, 2020, and December 31, 2019, respectively. Origination of PPP loans contributed $12.1 million of the increase in net deferred loan fees during the year.
Included in total LHFI were $17.3 million and $17.7 million of commercial real estate loans for which the fair value option was elected as of September 30, 2020, and December 31, 2019, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
With the passage of the CARES Act Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. At September 30, 2020, there were approximately $552.3 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio, net of $12.1 million in net deferred loan fees. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2020, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Pass	$271,581	$307,329	$331,631	$165,492	$53,730	$150,619	$15,981	$1,296,363
Special mention	—	818	2,417	19,174	—	—	2,145	24,554
Classified	2,098	721	6,209	6,635	1,487	11,571	994	29,715
Total commercial real estate loans	$273,679	$308,868	$340,257	$191,301	$55,217	$162,190	$19,120	$1,350,632
Current period gross charge-offs	$—	$—	$—	$3,623	$199	$46	$—	$3,868
Current period gross recoveries	—	—	—	—	—	6	—	6
Current period net charge-offs (recoveries)	$—	$—	$—	$3,623	$199	$40	$—	$3,862
(1) Excludes $17.3 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

Construction/land/land development:
Pass	$142,730	$168,193	$173,287	$37,828	$2,118	$1,537	$15,775	$541,468
Special mention	327	11,520	—	—	—	—	—	11,847
Classified	—	1,718	736	1,507	147	171	3,263	7,542
Total construction/land/land development loans	$143,057	$181,431	$174,023	$39,335	$2,265	$1,708	$19,038	$560,857
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	1	—	1
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Residential real estate:
Pass	$262,351	$160,693	$93,706	$101,733	$43,030	$94,851	$50,366	$806,730
Special mention	192	112	30	1,906	10,067	806	—	13,113
Classified	1,902	2,435	2,696	1,657	1,745	1,677	100	12,212
Total residential real estate loans	$264,445	$163,240	$96,432	$105,296	$54,842	$97,334	$50,466	$832,055
Current period gross charge-offs	$—	$272	$—	$282	$—	$44	$—	$598
Current period gross recoveries	—	—	—	—	—	180	—	180
Current period net charge-offs (recoveries)	$—	$272	$—	$282	$—	$(136)	$—	$418

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$796,306	$179,970	$143,586	$35,489	$24,262	$36,277	$498,168	$1,714,058
Special mention	2,158	2,306	9,789	655	—	15,227	20,127	50,262
Classified	6,236	12,222	3,337	2,717	5,528	7,345	13,903	51,288
Total commercial and industrial loans	$804,700	$194,498	$156,712	$38,861	$29,790	$58,849	$532,198	$1,815,608
Current period gross charge-offs	$152	$204	$84	$121	$2,674	$368	$2,167	$5,770
Current period gross recoveries	—	33	20	71	132	89	391	736
Current period net charge-offs (recoveries)	$152	$171	$64	$50	$2,542	$279	$1,776	$5,034

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$1,017,501	$1,017,501
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$6,341	$4,239	$1,940	$302	$176	$126	$5,537	$18,661
Classified	23	16	—	—	7	7	15	68
Total consumer loans	$6,364	$4,255	$1,940	$302	$183	$133	$5,552	$18,729
Current period gross charge-offs	$—	$35	$22	$7	$—	$4	$1	$69
Current period gross recoveries	—	—	—	3	2	4	4	13
Current period net charge-offs (recoveries)	$—	$35	$22	$4	$(2)	$—	$(3)	$56
The recorded investment in loans by credit quality indicator at December 31, 2019, excluding loans held for sale, were as follows:

	December 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,269,493	$12,479	$14,875	$—	$—	$1,296,847
Construction/land/land development	512,901	149	4,638	—	—	517,688
Residential real estate	680,046	1,558	7,951	—	—	689,555
Total real estate	2,462,440	14,186	27,464	—	—	2,504,090
Commercial and industrial	1,277,564	28,478	37,433	—	—	1,343,475
Mortgage warehouse lines of credit	274,659	—	—	—	—	274,659
Consumer	20,808	—	163	—	—	20,971
Total LHFI	$4,035,471	$42,664	$65,060	$—	$—	$4,143,195

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	September 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$122	$—	$4,120	$4,242	$1,363,674	$1,367,916	$—
Construction/land/land development	1,429	2,328	525	4,282	556,575	560,857	—
Residential real estate	2,806	1,215	2,397	6,418	825,637	832,055	—
Total real estate	4,357	3,543	7,042	14,942	2,745,886	2,760,828	—
Commercial and industrial	225	93	13,888	14,206	1,801,402	1,815,608	—
Mortgage warehouse lines of credit	—	—	—	—	1,017,501	1,017,501	—
Consumer	36	8	2	46	18,683	18,729	—
Total LHFI	$4,618	$3,644	$20,932	$29,194	$5,583,472	$5,612,666	$—

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$917	$—	$5,891	$6,808	$1,290,039	$1,296,847	$—
Construction/land/land development	3,569	133	56	3,758	513,930	517,688	—
Residential real estate	2,174	1,918	913	5,005	684,550	689,555	—
Total real estate	6,660	2,051	6,860	15,571	2,488,519	2,504,090	—
Commercial and industrial	1,588	1,037	11,545	14,170	1,329,305	1,343,475	—
Mortgage warehouse lines of credit	—	—	—	—	274,659	274,659	—
Consumer	164	35	40	239	20,732	20,971	—
Total LHFI	$8,412	$3,123	$18,445	$29,980	$4,113,215	$4,143,195	$—
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $19.3 million was not included in the book value for the purposes of calculating the allowance at September 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit)(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$10,046	$200	$—	$4,503	$14,349
Construction/land/land development	6,860	—	1	1,589	8,450
Residential real estate	6,911	549	11	1,853	8,226
Commercial and industrial	45,281	1,517	480	4,519	48,763
Mortgage warehouse lines of credit	602	—	—	302	904
Consumer	768	27	6	204	951
Total	$70,468	$2,293	$498	$12,970	$81,643
____________________________
(1)The $13.6 million provision for credit losses on the consolidated statements of income includes a $13.0 million net loan loss provision, a $663,000 provision for off-balance sheet commitments and no held to maturity credit loss provision for the three months ended September 30, 2020.

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
____________________________
(1)The $4.2 million provision for credit losses on the consolidated statements of income includes a $3.4 million net loan loss provision and a $766,000 provision for off-balance sheet commitments for the three months ended September 30, 2019.

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$3,868	$6	$13,250	$14,349
Construction/land/land development	3,711	1,141	—	1	3,597	8,450
Residential real estate	6,332	(2,526)	598	180	4,838	8,226
Commercial and industrial	16,960	7,296	5,770	736	29,541	48,763
Mortgage warehouse lines of credit	262	29	—	—	613	904
Consumer	242	360	69	13	405	951
Total	$37,520	$1,248	$10,305	$936	$52,244	$81,643
____________________________
(1)The $53.6 million provision for credit losses on the consolidated statements of income includes a $52.2 million net loan loss provision, a $1.3 million provision for off-balance sheet commitments and a $48,000 held to maturity credit loss provision for the nine months ended September 30, 2020.
The provision for loan credit losses for the nine months ended September 30, 2020, was driven by the continuing uncertainty related to the ongoing economic impact and duration of the current COVID-19 pandemic. Based upon the requirement of CECL, economic forecasts are essential for estimating the life of loan losses. The increased risk, as reflected in current and forecast adjustments, resulted in approximately $29.2 million in provision expense across the Company’s risk pools for the nine months ended September 30, 2020. An additional $5.9 million in provision expense was due to the current and forecast effects of individually evaluated loans. The provision for commercial and industrial loans included approximately $16.4 million related to current and forecasted factors as well as approximately $5.8 million related to individually evaluated loans. There were two significant charge-offs in commercial and industrial loans during the nine months ended September 30, 2020, totaling $2.5 million, as well as two significant charge-offs in commercial real estate loans totaling $3.4 million during the same period.

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
____________________________
(1)The $7.2 million provision for credit losses on the consolidated statements of income includes a $6.0 million net loan loss provision and a $1.2 million provision for off-balance sheet commitments for the nine months ended September 30, 2019.
The following table shows the recorded investment in loans by loss estimation methodology at September 30, 2020.

	September 30, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,343,978	$4,157	$2,497	$1,350,632
Construction/land/land development	557,880	2,624	353	560,857
Residential real estate	824,318	3,485	4,252	832,055
Commercial and industrial	1,800,402	3,812	11,394	1,815,608
Mortgage warehouse lines of credit	1,017,501	—	—	1,017,501
Consumer	18,729	—	—	18,729
Total	$5,562,808	$14,078	$18,496	$5,595,382
____________________________
(1)Excludes $17.3 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.
The following table shows the allowance for loan credit losses by loss estimation methodology at September 30, 2020.

	September 30, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,343	$—	$6	$14,349
Construction/land/land development	8,444	—	6	8,450
Residential real estate	8,222	—	4	8,226
Commercial and industrial	42,752	2,021	3,990	48,763
Mortgage warehouse lines of credit	904	—	—	904
Consumer	951	—	—	951
Total	$75,616	$2,021	$4,006	$81,643

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the balance of loans receivable by method of impairment evaluation at December 31, 2019:

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$3	$10,010	$7,446	$1,271,731
Construction/land/land development	3	3,708	4,329	513,359
Residential real estate	21	6,311	4,937	684,618
Commercial and industrial	168	16,792	15,662	1,327,813
Mortgage warehouse lines of credit	—	262	—	274,659
Consumer	4	238	100	20,871
Total	$199	$37,321	$32,474	$4,093,051
____________________________
(1)Excludes $17.7 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election.
The following table present impaired loans at December 31, 2019. No mortgage warehouse lines of credit were impaired at December 31, 2019.

(Dollars in thousands)	December 31, 2019
Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,788	$7,375	$71	$7,446	$3
Construction/land/land development	4,692	4,256	73	4,329	3
Residential real estate	5,846	4,407	530	4,937	21
Total real estate	21,326	16,038	674	16,712	27
Commercial and industrial	22,857	14,385	1,277	15,662	168
Consumer	110	—	100	100	4
Total impaired loans	$44,293	$30,423	$2,051	$32,474	$199
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Nonaccrual LHFI were as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Nonaccrual
Loans secured by real estate:
Commercial real estate	$4,629	$4,669	$6,994
Construction/land/land development	2,690	2,976	4,337
Residential real estate	5,865	8,259	5,132
Total real estate	13,184	15,904	16,463
Commercial and industrial	175	14,255	14,520
Consumer	—	69	163
Total	$13,359	$30,228	$31,146
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At September 30, 2020, the Company had no funding commitments in connection with debtors whose terms have been modified in TDRs.
For the nine months ended September 30, 2020 and 2019, gross interest income that would have been recorded if the nonaccruing loans had been current in accordance with their original terms was $1.1 million and $1.2 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the nine months ended September 30, 2020 or 2019.
The Company elects the fair value option for recording certain residential mortgage loans held for sale, as well as certain commercial real estate loans in accordance with U.S. GAAP. The Company had $483,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at September 30, 2020, compared to $927,000 at December 31, 2019. There were no nonaccrual LHFI that were recorded using the fair value option election at September 30, 2020, or December 31, 2019.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. Subtopic 310-40 and federal banking agencies interagency guidance indicates certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. As such, in the absence of other intervening factors, such short-term forbearances made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At September 30, 2020, the Company had 233 loans totaling $297.1 million under COVID-19 related forbearance agreements.
The following is a summary of loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19.

(Dollars in thousands)	September 30, 2020	December 31, 2019
TDRs
Nonaccrual TDRs	$5,739	$6,609
Performing TDRs	3,391	1,843
Total	$9,130	$8,452

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,695	$—	$—	$1,695
Residential real estate	2	253	69	182	—	251
Total real estate	4	1,949	1,764	182	—	1,946
Commercial and industrial	2	80	80	—	—	80
Consumer	1	2	—	—	2	2
Total	7	$2,031	$1,844	$182	$2	$2,028

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,695	$—	$—	$1,695
Residential real estate	2	253	69	182	—	251
Total real estate	4	1,949	1,764	182	—	1,946
Commercial and industrial	4	208	198	—	—	198
Consumer	1	2	—	—	2	2
Total	9	$2,159	$1,962	$182	$2	$2,146

	Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$506	$504	$—	$—	$504

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Construction/land/land development	1	361	—	$—	$349	$349
Commercial and industrial	5	1,314	1,260	—	—	1,260
Consumer	1	11	10	—	—	10
Total	7	$1,686	$1,270	$—	$349	$1,619
During the nine months ended September 30, 2020, two loans with an outstanding principal balance of $45,000 defaulted after having been modified as a TDR within the previous 12 months. During the nine months ended September 30, 2019, one loan with an outstanding principal balance of $224,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. Due to the insignificant nature and level of the modifications made during the three and nine months ended September 30, 2020, there was no significant impact on the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2020, and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$284,898	$39,099	$323,997
Corporate bonds	—	50,083	—	50,083
U.S. government and agency securities	—	4,457	—	4,457
Commercial mortgage-backed securities	—	11,895	—	11,895
Residential mortgage-backed securities	—	228,193	—	228,193
Residential collateralized mortgage obligations	—	151,487	—	151,487
Asset-backed securities	—	27,148	—	27,148
Securities available for sale	—	758,161	39,099	797,260
Securities carried at fair value through income	—	—	11,813	11,813
Loans held for sale	—	95,412	—	95,412
Loans at fair value	—	—	17,284	17,284
Mortgage servicing rights	—	—	14,322	14,322
Other assets - derivatives	—	28,821	—	28,821
Total recurring fair value measurements - assets	$—	$882,394	$82,518	$964,912

Other liabilities - derivatives	$—	$(26,204)	$—	$(26,204)
Total recurring fair value measurements - liabilities	$—	$(26,204)	$—	$(26,204)

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,011	$38,173	$99,184
Corporate bonds	—	16,817	—	16,817
U.S. government and agency securities	—	5,238	—	5,238
Commercial mortgage-backed securities	—	12,144	—	12,144
Residential mortgage-backed securities	—	207,506	—	207,506
Commercial collateralized mortgage obligations	—	4,394	—	4,394
Residential collateralized mortgage obligations	—	155,787	—	155,787
Securities available for sale	—	462,897	38,173	501,070
Securities carried at fair value through income	—	—	11,513	11,513
Loans held for sale	—	36,977	—	36,977
Loans at fair value	—	—	17,670	17,670
Mortgage servicing rights	—	—	20,697	20,697
Other assets - derivatives	—	9,384	—	9,384
Total recurring fair value measurements - assets	$—	$509,258	$88,053	$597,311

Other liabilities - derivatives	$—	$(9,488)	$—	$(9,488)
Total recurring fair value measurements - liabilities	$—	$(9,488)	$—	$(9,488)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020 and 2019, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(10,680)	—	—
Other noninterest income	30	—	—	550
Gain recognized in accumulated other comprehensive income	—	—	1,352	—
Purchases, issuances, sales and settlements:
Originations	—	4,305	—	—
Purchases	—	—	1,598	—
Sales	—	—	(140)	—
Settlements	(416)	—	(1,884)	(250)
Balance at September 30, 2020	$17,284	$14,322	$39,099	$11,813

Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(6,841)	—	—
Other noninterest income	195	—	—	624
Gain recognized in accumulated other comprehensive income	—	—	1,488	—
Purchases, issuances, sales, and settlements:
Originations	—	1,593	—	—
Settlements	(765)	—	(2,047)	(240)
Balance at September 30, 2019	$18,001	$19,866	$38,802	$11,745
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued on a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	September 30, 2020		December 31, 2019
	Range	Weighted Average(1)	Weighted Average(1)
Prepayment speeds	10.82% - 34.88%	20.61%	12.46%
Discount rates	8.06 - 9.32	8.51	9.55
__________________________
(1)The weighted average was calculated with reference to the principle balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during the current interest rate environment, while loans with lower average coupon rates have a lower likelihood of prepayment. The decline in rates during the nine months ended September 30, 2020, has caused an increase in our weighted average prepayment speed assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. Loan origination costs and fees on fair value option loans are recognized in earnings immediately and not deferred. At September 30, 2020, and December 31, 2019, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected.

	September 30, 2020
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$95,412	$91,072	$4,340
Commercial real estate LHFI(2)	17,284	16,951	333
Securities carried at fair value through income	11,813	10,820	993
Total	$124,509	$118,843	$5,666
____________________________
(1)$483,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at September 30, 2020. Of this balance, $283,000 was guaranteed by U.S. government agencies.
(2)There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at September 30, 2020.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2020	2019	2020	2019
Mortgage banking revenue:
Mortgage loans held for sale	$(221)	$17	$3,401	$559
Other income:
Loans at fair value held for investment	(103)	(18)	30	195
Securities carried at fair value through income	(164)	130	550	624
Total impact on other income(1)	(267)	112	580	819
Total fair value option impact on noninterest income	$(488)	$129	$3,981	$1,378
____________________________
(1)The fair value option impact on other income is offset by derivative gains and losses recognized in other income. Please see Note 9 - Derivative Financial Instruments for more detail.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both September 30, 2020, and December 31, 2019. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both September 30, 2020, and December 31, 2019. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $38.1 million and $39.8 million at September 30, 2020, and December 31, 2019, respectively, and are shown on the face of the consolidated balance sheet. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association ("GNMA") Repurchase Asset
The Company recorded $60.1 million and $27.9 million, respectively, at September 30, 2020, and December 31, 2019, for GNMA repurchase assets included in mortgage loans held for sale on the consolidated balance sheet. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 7 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $11.8 million and $1.9 million at September 30, 2020, and December 31, 2019, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $718,000 at September 30, 2020, and $4.7 million at December 31, 2019. At September 30, 2020, the Company had no residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2020		December 31, 2019
Financial assets:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Level 1 inputs:
Cash and cash equivalents	$221,911	$221,911	$291,518	$291,518
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	38,052	38,052	39,808	39,808
Accrued interest and loan fees receivable	25,694	25,694	16,430	16,430
Level 3 inputs:
Securities held to maturity	38,193	41,282	28,620	29,523
LHFI, net(1)	5,513,739	5,656,722	4,088,005	3,940,347
Financial liabilities:
Level 2 inputs:
Deposits	5,935,925	5,942,379	4,228,612	4,081,430
FHLB advances and other borrowings	360,325	371,288	417,190	425,318
Subordinated debentures	78,596	77,843	9,671	10,717
Accrued interest payable	2,357	2,357	2,822	2,822
____________________________
(1)Does not include loans for which the fair value option had been elected at September 30, 2020, or December 31, 2019, as these loans are carried at fair value on a recurring basis.
Note 6 - Goodwill and Other Intangible Assets
During the quarter ended September 30, 2020, the price per share of the Company's common stock remained below the book value per share of common stock, which is viewed as a triggering event. As a result, the Company evaluated its goodwill and other intangible assets for impairment. The Company's evaluation indicated no impairment was necessary on either its goodwill or other intangible assets.
Note 7 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2020	2019	2020	2019
Origination	$492	$322	$1,391	$687
Gain on sale of loans held for sale	7,393	2,324	12,883	4,696
Servicing	1,526	1,688	4,642	5,033
Total gross mortgage revenue	9,411	4,334	18,916	10,416
Mortgage HFS and pipeline fair value adjustment	540	195	7,337	1,212
MSR valuation adjustment, net of amortization	(2,693)	(2,550)	(10,680)	(6,841)
MSR hedge impact	2,265	1,113	7,436	4,163
Mortgage banking revenue	$9,523	$3,092	$23,009	$8,950
Management uses forward contracts on mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 9 - Derivative Financial Instruments for further information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$15,235	$21,529	$20,697	$25,114
Addition of servicing rights	1,780	887	4,305	1,593
Valuation adjustment, net of amortization	(2,693)	(2,550)	(10,680)	(6,841)
Balance at end of period	$14,322	$19,866	$14,322	$19,866
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
The Company incurred $22,000 and $69,000 in mortgage loan servicing putback reserve expense for the three and nine months ended September 30, 2020, respectively, and $18,000 putback reserve expense for the three and nine months ended September 30, 2019. The reserve for mortgage loan servicing putback expenses totaled $298,000 and $229,000 at September 30, 2020, and December 31, 2019, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers, the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $60.1 million and $27.9 million at September 30, 2020, and December 31, 2019, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 8 - Borrowings
Borrowed funds are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Overnight repurchase agreements with depositors	$8,897	$16,717
Short-term FHLB advances	20,000	100,000
GNMA repurchase liability	60,113	27,860
Long-term FHLB advances	271,315	272,613
Total FHLB advances and other borrowings	$360,325	$417,190
Subordinated debentures, net	$78,596	$9,671

Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At September 30, 2020:
Short-term FHLB advance, fixed rate	$20,000	0.65	12/21/2020
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
At December 31, 2019:
Short-term FHLB advance, fixed rate	100,000	1.35	1/2/2020
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at September 30, 2020, and December 31, 2019, were $929.0 million and $601.9 million, respectively.
Subordinated Debentures
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. Origin Bank intends to use the proceeds from the offering for general corporate purposes. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank and the Company.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table is a summary of the terms of the current junior subordinated debentures at September 30, 2020:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	3.56%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	2.05	16.00
			$10,826
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on July 29, 2020.
(2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on September 11, 2020.
The balance of the junior subordinated debentures and the Notes outstanding varies from the amounts carried on the consolidated balance sheets due to the remaining combined purchase discount of $2.2 million and $1.2 million, at September 30, 2020, and December 31, 2019, respectively, which was established at the time of issuance and is being amortized over the remaining life of the securities using the interest method.
As noted in Note 15 - Subsequent Events, subsequent to September 30, 2020, the Company completed an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's consolidated balance sheets at September 30, 2020, and December 31, 2019, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate swaps included in other assets (liabilities)	$21,000	$10,500	$(829)	$(101)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$325,582	$217,633	$24,026	$8,425
Interest rate swaps included in other liabilities	349,548	246,397	(25,352)	(9,278)
Risk participation derivative included in accrued interest receivable and other assets on the consolidated balance sheets	63,374	—	(23)	—
Forward commitments to purchase mortgage-backed securities included in other assets	150,000	200,000	250	242
Forward commitments to sell residential mortgage loans included in other liabilities	125,750	60,600	80	(109)
Interest rate-lock commitments on residential mortgage loans included in other assets	98,796	37,382	4,465	717
	$1,113,050	$762,012	$3,446	$(3)
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
The weighted-average interest rates paid and received for interest rate swaps at September 30, 2020, were as follows:

	Weighted-Average
Interest rate swaps:	Interest Rate Paid	Interest Rate Received
Cash flow hedges	4.81%	2.99%
Non-hedging interest rate swaps - financial institution counterparties	4.26	2.47
Non-hedging interest rate swaps - customer counterparties	2.49	4.25
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2020	2019	2020	2019
Amount of gain recognized in mortgage banking revenue (1)	$1,286	$811	$5,491	$3,709
Amount of loss recognized in other non-interest income	157	(115)	(472)	(731)
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
At September 30, 2020, and December 31, 2019, the Company had cash collateral on deposit with swap counterparties totaling $28.9 million and $15.3 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 10 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which are still outstanding at September 30, 2020. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards or any combination thereof. At September 30, 2020, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 920,974 shares.
Share-based compensation cost charged to income for the three and nine months ended September 30, 2020 and 2019, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Restricted stock	$550	$614	$1,659	$1,647
Related tax benefits recognized in net income	116	129	348	346
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
The following table summarizes the Company's time-vested award activity:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	149,449	$35.15	174,407	$35.01
Granted	30,638	20.14	37,641	32.77
Vested	(52,289)	33.39	(39,617)	33.09
Forfeited	(4,129)	37.14	(2,419)	28.24
Nonvested shares, September 30,	123,669	32.11	170,012	35.06
At September 30, 2020, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.08 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The table below summarizes the status of the Company's stock options and changes during the nine months ended September 30, 2020 and 2019.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2020
Outstanding at January 1, 2020	254,000	$10.55	5.81	$6,932
Exercised	(30,000)	8.25	—	—
Outstanding and exercisable at September 30, 2020	224,000	10.86	5.17	2,353

Nine Months Ended September 30, 2019
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding and exercisable at Serptember 30, 2019	254,000	10.55	6.06	5,891
Note 11 - Income Taxes
The provision for income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Federal income taxes:
Current	$1,015	$3,729	$12,647	$10,074
Deferred	1,839	(360)	(10,002)	(1,316)
State income taxes:
Current	299	265	1,220	777
Deferred	53	(14)	(300)	(44)
Income tax (benefit) expense	$3,206	$3,620	$3,565	$9,491
Effective income tax rate	19.7%	19.8%	15.9%	18.8%
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company's interim provision for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss. However, the Company recorded its interim income tax provision using the actual effective tax rate for the quarter and the year to date period ended September 30, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. The Company utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. Significant permanent items are not able to be made at this time, primarily driven by the ongoing uncertainty of the impact of the COVID-19 pandemic, and would result in significant variations in income tax expense. These variations would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. The Company determined current and deferred income tax expense as if the interim period were an annual period. The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2016.
Note 12 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available for sale ("AFS") securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Losses) Gains on AFS Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	9,399	(229)	9,170
Balance at September 30, 2019	$6,798	$(108)	$6,690

Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	16,240	(575)	15,665
Balance at September 30, 2020	$22,652	$(654)	$21,998
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2020, and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.

At September 30, 2020, and December 31, 2019, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on our regulatory capital for two years, which resulted in a 18 basis point benefit to the common equity tier 1 capital to risk-weighted assets capital ratio at September 30, 2020. This two-year delay is in addition to the three-year transition period the banking agencies have already made available.
The actual capital amounts and ratios of the Company and Bank at September 30, 2020, and December 31, 2019, are presented in the following table:

(Dollars in thousands)	Actual		Minimum Capital Required - Basel III (Fully Phased-In)		To be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$587,064	9.93%	$414,008	7.00%	N/A	N/A
Origin Bank	566,647	9.61	412,750	7.00	$383,268	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	596,432	10.09	502,445	8.50	N/A	N/A
Origin Bank	566,647	9.61	501,197	8.50	471,714	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	737,813	12.48	620,756	10.50	N/A	N/A
Origin Bank	708,208	12.00	619,682	10.50	590,173	10.00
Leverage Ratio
Origin Bancorp, Inc.	596,432	9.19	259,581	4.00	N/A	N/A
Origin Bank	566,647	8.75	259,080	4.00	323,850	5.00
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	$561,630	11.74%	$334,785	7.00%	N/A	N/A
Origin Bank	551,060	11.55	333,924	7.00	$310,072	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	570,975	11.94	406,524	8.50	N/A	N/A
Origin Bank	551,060	11.55	405,479	8.50	381,627	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	610,305	12.76	502,175	10.50	N/A	N/A
Origin Bank	590,390	12.38	500,888	10.50	477,037	10.00
Leverage Ratio
Origin Bancorp, Inc.	570,975	10.91	209,298	4.00	N/A	N/A
Origin Bank	551,060	10.56	208,774	4.00	260,968	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, management believes that at September 30, 2020, the Bank could pay aggregate dividends of up to $42.4 million to the Company without prior regulatory approval.

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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$1,509,489	$1,374,055
Standby letters of credit	50,947	39,344
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2020, and December 31, 2019, these credit card guarantees totaled $279,000 and $489,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At September 30, 2020, the Company held 30 unfunded letters of credit from the FHLB totaling $507.4 million with expiration dates ranging from October 15, 2020, to August 25, 2022. At December 31, 2019, the Company held 21 unfunded letters of credit from the FHLB totaling $241.3 million with expiration dates ranging from January 15, 2020, to February 25, 2021.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.7 million and $1.8 million at September 30, 2020, and December 31, 2019, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.

Note 15 - Subsequent Events
The Company announced the completion of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “Notes”) in October 2020. The Notes will initially bear interest at a fixed annual rate of 4.50% for the first five years and then adjusts to a floating rate which is expected to be three-month term Secured Overnight Financing Rate plus 432 basis points. The Notes qualify as Tier 2 capital for regulatory capital purposes for the Company, and any amounts transferred to Origin Bank will qualify as Tier 1 capital for regulatory capital purposes for Origin Bank.

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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin's wholly owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in Origin's history is a culture committed to providing personalized, relationship banking to its clients and communities. Origin provides a broad range of financial services to businesses, municipalities, high net-worth individuals and retail clients. Origin currently operates 43 banking centers located from Dallas/Fort Worth, Texas across North Louisiana to Central Mississippi, as well as in Houston, Texas. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2020 Financial Highlights
•Net income for the quarter ended September 30, 2020, was $13.1 million, compared to $14.6 million for the quarter ended September 30, 2019, and $18.8 million for the nine months ended September 30, 2020, compared to $41.1 million for the nine months ended September 30, 2019.
•Pre-tax pre-provision earnings ("PTPP")(1) hit a historic high of $29.9 million for the quarter ended September 30, 2020, compared to $22.4 million for the quarter ended September 30, 2019. PTPP was $75.9 million for the nine months ended September 30, 2020, compared to $57.7 million for the nine months ended September 30, 2019.
•Diluted earnings per share for the quarter ended September 30, 2020, was $0.56, compared to $0.62 for the quarter end September 30, 2019.

•Net interest income was $50.6 million for the quarter ended September 30, 2020, compared to $44.6 million for the quarter ended September 30, 2019. The fully tax-equivalent net interest margin ("NIM") was 3.18% for the current quarter, compared to 3.69% for the quarter ended September 30, 2019.
•Provision expense was $13.6 million for the quarter ended September 30, 2020, compared to provision expense of $4.2 million for the quarter ended September 30, 2019.
•Total loans held for investment ("LHFI") was $5.61 billion at September 30, 2020, an increase of $1.42 billion, or 34.0%, from September 30, 2019. LHFI growth, excluding Paycheck Protection Program ("PPP") loans, increased $871.8 million, or 20.8%, compared to September 30, 2019.
•Total deposits at September 30, 2020, were $5.94 billion, an increase of $1.65 billion, or 38.6%, compared to $4.28 billion, at September 30, 2019.
(1)PTPP is a non-GAAP financial measure. A reconciliation has been included under "Non-GAAP Financial Measures" below.
Recent Developments and Impact of the COVID-19 Pandemic
The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses and significant job loss and continues to impact individuals, households and businesses in a multitude of ways. Towards the end of second quarter 2020, many of the more restrictive government orders eased on a national level and more specifically in the Company's markets of Texas, Mississippi and Louisiana, allowing businesses to reopen at varying capacity levels, which bolstered commercial activity during the third quarter 2020. However, the risk of a resurgence in infections and possible reimplementation of new or additional restrictions at the national and local level remains significant. The duration and severity of the pandemic remain impossible to predict, as the initial slowing of the number of COVID-19 cases nationally and in some localities has recently reversed and the potential exists for further resurgences to occur.
We have continued to meet our customers' needs while keeping the safety and well-being of our employees and customers as our top priority. We implemented a hotline and a temporary pandemic Paid Time Off Policy to assist our employees, and our offices and branches all remain open with all drive-thrus fully operational. We have maintained social distancing measures for our employees working in our offices, including appointment-only restricted lobby access and requiring employees to wear face masks unless working in an office or other location that permits social distancing. We have also enhanced our sanitation protocols, implemented return to work screening protocols following potential exposures, as well as other measures consistent with applicable federal, state, and local guidelines to promote the safety and health of our employees and customers. To allow for more normalized customer operations, we are installing thermal kiosks for temperature checks at the entrance of each location and are currently evaluating additional safety protocols to allow unrestricted lobby access in the future, if the circumstances allow. During the three months ended September 30, 2020, we have made $550,000 in donations and contributions to various institutions as part of our initiative to invest a portion of our PPP loan income within the community.
We are proactively offering a range of policies and programs to accommodate customer hardship across our business. In March and April 2020, President Trump signed into law two relief bills, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), which are intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act is the creation of the $349 billion PPP that provides federal government loan forgiveness for Small Business Administration (“SBA”) loans for small businesses, which includes some of our customers, to pay certain employee compensation and other basic expenses. The PPP/HCE Act included an additional $310 billion for PPP funding. As a result, we established a SBA Paycheck Protection Program task force and approved over 3,100 in loans as of September 30, 2020, under this program as a result of the CARES Act. We also have offered forbearance (90 day extensions) and modification agreements to our customers affected by the COVID-19 pandemic. We continue to track pandemic impacted relationships and general economic conditions in our markets.

Due to the ongoing economic impact of the COVID-19 pandemic and governmental efforts to contain it, we believe that certain business sectors of the U.S. economy may be more affected than others. Some of the sectors in which we operate that may experience a more significant impact include hotel, energy, non-essential retail, restaurant and assisted living. Excluding PPP loans, at September 30, 2020, we had $551.2 million, or 11.0%, of our LHFI invested in these sectors. The allowance for loan credit losses on these sectors was $17.8 million at September 30, 2020, and the allowance for loan credit losses on COVID-19 impacted sectors to total LHFI in these sectors was 3.23%. While we have increased our allowance for loan credit losses, the allowance is a current estimate and may be subject to change. We continue to monitor our loans, particularly in these sectors.
Our allowance for loan credit losses as a percentage of total LHFI was 1.45% at September 30, 2020, compared to 0.91% and 0.89% at December 31, 2019, and September 30, 2019, respectively, primarily due to the deterioration in macroeconomic variables related to the COVID-19 pandemic. As more information becomes available, including our ongoing evaluation of the economic impact of the COVID-19 pandemic on us, our employees and our customers, governmental responses to recent increases in COVID-19 infection rates, there could be further increases to our allowance for loan credit losses.
Additionally, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. Origin Bank completed an offering in February 2020 of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030, and the holding company completed an offering in October 2020 of $80.0 million in aggregate principal amount of 4.50% fixed to floating rate subordinated notes due 2030.
There is significant ongoing uncertainty surrounding the course of the COVID-19 pandemic, including the possible implementation of new or additional restrictions on economic activity, and the magnitude and duration of the continued disruption to economic activity and how this disruption will continue to impact demand for our products and services. It is difficult to forecast specific performance targets or time frames while the pandemic runs its course. We are actively monitoring and responding to developments across our markets related to measures designed to stop the spread of COVID-19, including social, financial, legal, regulatory and governmental measures and the impact on our business, customers and employees.
See "Item 1A - Risk Factors" for additional information regarding risks and significant uncertainties relating to the COVID-19 pandemic.
Comparison of the Results of Operations for the Three Months Ended September 30, 2020 and 2019
Net Interest Income and Net Interest Margin
Net interest income for the quarter ended September 30, 2020, was $50.6 million, an increase of $6.0 million, or 13.4%, compared to the quarter ended September 30, 2019. The largest factor in the increase was a $5.9 million decrease in deposit costs during the current quarter compared to the quarter ended September 30, 2019, combined with a $3.4 million increase in interest income earned on PPP loans and $4.1 million increase in interest income earned on mortgage warehouse loans. These net interest income benefits were primarily offset by a decrease in interest on most other loan categories due to declining loan yields.
Lower market interest rates facilitated a significant decline in our cost of funds, which decline was slightly offset by an increase in the average balances of interest-bearing liabilities. Savings and interest-bearing transaction accounts saw the most significant reduction in cost, where these accounts decreased to 0.39% for the current quarter, from 1.36% for the quarter ended September 30, 2019. The decline in rate was partially offset by a $939.4 million increase in the average balances of savings and interest-bearing transaction accounts. The decrease in the cost of interest-bearing deposit accounts was primarily due to our efforts to reduce rates on deposit accounts to offset the continued low interest-rate environment impact on asset yields. The increase in average balances of savings and interest-bearing transaction accounts was caused by a focus on deposit growth in the intervening period, and by PPP loans funded into deposit accounts at the Bank.

The net interest margin was 3.14% for the third quarter of 2020, a 51 basis point decrease from the third quarter of 2019. The yield earned on interest-earning assets for the quarter ended September 30, 2020, was 3.64%, a 117 basis point decrease from 4.81% for the quarter ended September 30, 2019. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the quarter ended September 30, 2020, was 0.75%, representing a decrease of 90 basis points compared to the quarter ended September 30, 2019. The Company has continued to experience margin compression since the quarter ended September 30, 2019, caused by decreasing loan yields driven by declining short-term interest rates over the last several quarters. Interest rates may continue to decline, particularly due to the ongoing deterioration of the economy due to the COVID-19 pandemic, and further decrease our loan yields, which may continue to put pressure on our net interest margin due to both maturing assets and floating rate assets repricing at lower rates.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
(Dollars in thousands)	2020			2019
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,344,853	$14,515	4.29%	$1,259,274	$16,559	5.22%
Construction/land/land development	575,080	6,394	4.42	533,328	7,373	5.48
Residential real estate	787,247	8,555	4.35	676,650	8,572	5.07
PPP	550,377	3,430	2.49	—	—	—
Commercial and industrial excl. PPP	1,295,105	13,306	4.09	1,340,684	17,786	5.26
Mortgage warehouse lines of credit	723,876	7,046	3.87	236,042	2,929	4.92
Consumer	18,209	285	6.27	20,959	362	6.90
LHFI	5,294,747	53,531	4.02	4,066,937	53,581	5.23
Loans held for sale	88,811	619	2.79	33,814	351	4.15
Loans receivable	5,383,558	54,150	4.00	4,100,751	53,932	5.22
Investment securities-taxable	539,993	2,704	2.00	448,766	2,786	2.48
Investment securities-non-taxable	252,304	1,571	2.49	103,053	826	3.21
Non-marketable equity securities held in other financial institutions	39,229	250	2.53	49,025	341	2.76
Interest-bearing balances due from banks	204,288	125	0.24	152,580	921	2.39
Total interest-earning assets	6,419,372	$58,800	3.64%	4,854,175	$58,806	4.81%
Noninterest-earning assets(3)	327,213			325,374
Total assets	$6,746,585			$5,179,549

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,011,389	$2,935	0.39%	$2,071,990	$7,102	1.36%
Time deposits	730,705	2,763	1.50	828,993	4,521	2.16
Total interest-bearing deposits	3,742,094	5,698	0.61	2,900,983	11,623	1.59
FHLB advances and other borrowings	532,689	1,561	1.17	475,860	2,350	1.96
Securities sold under agreements to repurchase	10,506	3	0.10	25,302	70	1.09
Subordinated debentures	78,585	921	4.69	9,661	141	5.69
Total interest-bearing liabilities	4,363,874	$8,183	0.75%	3,411,806	$14,184	1.65%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,633,510			1,076,344
Other liabilities(3)	119,668			102,895
Total liabilities	6,117,052			4,591,045
Stockholders' Equity	629,533			588,504
Total liabilities and stockholders' equity	$6,746,585			$5,179,549
Net interest spread			2.89%			3.16%
Net interest income and margin		$50,617	3.14%		$44,622	3.65%
Net interest income and margin - (tax equivalent)(4)		$51,340	3.18%		$45,149	3.69%
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for securities, PPP, consumer real estate, held for sale loan portfolios and subordinated debentures, which are calculated using 30 days in a month over 360 days in a year.

(3)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $31.7 million and $23.7 million for the three months ended September 30, 2020 and 2019, respectively. The GNMA repurchase asset and liability accounts are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the condensed notes to our consolidated financial statements.
(4)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a federal income tax rate of 21% for the three months ended September 30, 2020 and 2019.
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

	Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$1,125	$(3,169)	$(2,044)
Construction/land/land development	577	(1,556)	(979)
Residential real estate	1,401	(1,418)	(17)
PPP	3,430	—	3,430
Commercial and industrial excl. PPP	3,267	(7,747)	(4,480)
Mortgage warehouse lines of credit	6,054	(1,937)	4,117
Consumer	(47)	(30)	(77)
Loans held for sale	570	(302)	268
Loans receivable	16,377	(16,159)	218
Investment securities-taxable	566	(648)	(82)
Investment securities-non-taxable	1,197	(452)	745
Non-marketable equity securities held in other financial institutions	(68)	(23)	(91)
Interest-bearing deposits in banks	312	(1,108)	(796)
Total interest-earning assets	18,384	(18,390)	(6)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	3,220	(7,387)	(4,167)
Time deposits	(536)	(1,222)	(1,758)
FHLB advances and other borrowings	281	(1,070)	(789)
Securities sold under agreements to repurchase	(41)	(26)	(67)
Subordinated debentures	981	(201)	780
Total interest-bearing liabilities	3,905	(9,906)	(6,001)
Net interest income	$14,479	$(8,484)	$5,995

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
Our earnings for the three months ended September 30, 2020, were significantly impacted by the COVID-19 pandemic and the uncertainty surrounding the economic outlook and ongoing COVID-19 pandemic, which shaped the forecast we used in our calculation of the CECL estimate at September 30, 2020, and caused us to significantly increase our allowance for loan credit losses. If the pandemic worsens and drives further deterioration in the economic outlook we could continue to see an impact on earnings related to an increase in the provision for the allowance for loan credit losses.
Excluding PPP loans, at September 30, 2020, we had $551.2 million, or 11.0%, of our LHFI invested in key sectors that appear to be heavily affected by COVID-19 including: hotel, energy, non-essential retail, restaurant and assisted living. While we have recorded significant loss reserves, the reserves are an estimate and subject to change. Nonperforming LHFI in these key sectors impacted by COVID-19 was $7.1 million at September 30, 2020, while past due LHFI, excluding PPP loans, defined as loans 30 days or more past due, as a percentage of LHFI, excluding PPP loans, in these key sectors impacted by COVID-19, was 1.3% at September 30, 2020.
We recorded provision expense of $13.6 million for the quarter ended September 30, 2020, an increase of $9.4 million from $4.2 million for the quarter ended September 30, 2019. The increase in provision expense from the quarter ended September 30, 2019, was primarily driven by an increase in the allowance for loan credit losses within the loan portfolio, primarily due to the COVID-19 impact on the economy and the adoption of CECL. Net charge-offs were $1.8 million during the current quarter, compared to $3.0 million during the quarter ended September 30, 2019. The decrease was driven by a $3.0 million write down of a single commercial loan relationship during the quarter ended September 30, 2019. Our allowance for loan credit losses was 1.45% of total LHFI at September 30, 2020, compared to 0.89% at September 30, 2019. The allowance for loan credit losses as a percentage of nonperforming LHFI was 270.09% at September 30, 2020, compared to 117.97% at September 30, 2019.
We continue to gather the latest information available, and as more information becomes available concerning the economic impact and duration of the COVID-19 pandemic, we will update our forecast and related qualitative factors, which could lead to further increases to our allowance for loan credit losses.

Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,		$ Change	% Change
Noninterest income:	2020	2019
Service charges and fees	$3,268	$3,620	$(352)	(9.7)%
Mortgage banking revenue	9,523	3,092	6,431	N/M
Insurance commission and fee income	3,218	3,203	15	0.5
Gains on sales of securities, net	301	20	281	N/M
Loss on sales and disposals of other assets, net	(247)	(132)	(115)	87.1
Limited partnership investment income	130	279	(149)	(53.4)
Swap fee income	110	1,351	(1,241)	(91.9)
Other fee income	576	414	162	39.1
Other income	1,172	1,033	139	13.5
Total noninterest income	$18,051	$12,880	$5,171	40.1%
Noninterest income for the three months ended September 30, 2020, increased by $5.2 million, or 40.1%, to $18.1 million, compared to $12.9 million for the quarter ended September 30, 2019. The increase was largely driven by an increase of $6.4 million in mortgage banking revenue, which was partially offset by a decrease of $1.2 million in swap fee income.
Mortgage banking revenue. The $6.4 million increase in mortgage banking revenue compared to the quarter ended September 30, 2019, was primarily driven by the increases in gain on sale of mortgage loans, reflecting increased volume in the mortgage pipeline due to higher volumes of purchases and refinance activity during the quarter due to falling interest rates.
Swap fee income. The $1.2 million decrease in swap fee income during the three months ended September 30, 2020, compared to the same period in 2019, was driven by a higher volume of back-to-back swaps executed with commercial customers during the quarter ended September 30, 2019, with lower transaction volume during the quarter ended September 30, 2020.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,		$ Change	% Change
Noninterest expense:	2020	2019
Salaries and employee benefits	$22,597	$21,523	$1,074	5.0%
Occupancy and equipment, net	4,263	4,274	(11)	(0.3)
Data processing	2,065	1,763	302	17.1
Electronic banking	954	924	30	3.2
Communications	422	411	11	2.7
Advertising and marketing	1,281	930	351	37.7
Professional services	785	956	(171)	(17.9)
Regulatory assessments	1,310	(387)	1,697	N/M
Loan related expenses	1,809	1,315	494	37.6
Office and operations	1,367	1,712	(345)	(20.2)
Intangible asset amortization	237	302	(65)	(21.5)
Franchise tax expense	511	683	(172)	(25.2)
Other expenses	1,133	658	475	72.2
Total noninterest expense	$38,734	$35,064	$3,670	10.5%

Noninterest expense for the quarter ended September 30, 2020, increased by $3.7 million, or 10.5%, to $38.7 million, compared to $35.1 million for the quarter ended September 30, 2019. Significant fluctuations in noninterest expense categories are discussed below.
Salaries and employee benefits. The $1.1 million increase in salaries and employee benefits between the quarters was primarily due to a $813,000 increase in medical self-insurance costs primarily caused by a $570,000 reduction in self-insured medical expenses during the quarter ended September 30, 2019, and due to higher medical claims during the current quarter. Commissions paid to employees also increased $588,000 due to higher mortgage production compared to the quarter ended September 30, 2019. These increases were partially offset by a $267,000 decrease in compensation due to the discontinuation of internal mortgage loan servicing operations and the subsequent transfer of our mortgage loan servicing to a sub-servicer in the fourth quarter of 2019.
Advertising and marketing. The increase in advertising and marketing expenses for the quarter ended September 30, 2020, when compared to the quarter ended September 30, 2019, was primarily driven by $550,000 in donations and contributions made to various institutions as part of our initiative to invest a portion of our PPP loan income within the communities in which we operate.
Regulatory assessments. The $1.7 million increase in regulatory assessments expense was primarily due to the fact that during the quarter ended September 30, 2019, we recognized a benefit of $1.0 million from the Federal Deposit Insurance Corporation ("FDIC") insurance fund, which reduced our total expense for the 2019 third quarter. The increase was also driven by the significant growth in our assets during the last 9 months.
Loan related expenses. The increase in loan related expenses was driven by a $492,000 increase in loan sub-servicing costs. In the fourth quarter of 2019, we discontinuated internal mortgage loan servicing operations and transfered our mortgage loan servicing to a sub-servicer reducing salaries and benefits as discussed above. Additionally, we wrote off $108,000 of deemed uncollectible receivables in our mortgage loan servicing portfolio during the three months ended September 30, 2020.
Office and operations. The decrease in office and operations expense was primarily due to a $166,000 decrease in business development costs as social distancing constraints impacted in-person activities and kept more employees working from home during the quarter ended September 30, 2020.
Other expenses. The increase in other expenses is driven by a $475,000 reserve for a judgment, currently on appeal.
Income Tax Expense
For the three months ended September 30, 2020, we recognized income tax expense of $3.2 million, a decrease of $414,000 compared to the three months ended September 30, 2019. Our effective tax rate for the three months ended September 30, 2020, was 19.7%, compared to 19.8% for the three months ended September 30, 2019.
Our quarterly provision for income taxes has historically been calculated using the AETR method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of September 30, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. We utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. Significant permanent items are not able to be made at this time, primarily driven by the COVID-19 crisis, which results in significant variations in income tax expense and would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. We determined current and deferred income tax expense as if the interim period were an annual period.
Our effective income tax rates have differed from the U.S. statutory rate of 21% during the quarters ended September 30, 2020 and 2019, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the U.S. statutory rate. These tax-exempt items can have a smaller than proportional effect on the effective income tax rate as net income increases.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Net Interest Income and Net Interest Margin
Net interest income for the nine months ended September 30, 2020, was $139.7 million, an increase of $10.1 million, or 7.8%, compared to the nine months ended September 30, 2019. The largest factor in the increase was a $11.1 million decrease in deposit costs during the current period compared to the nine months ended September 30, 2019, combined with a $6.5 million increase in interest income earned on PPP loans and a $6.0 million increase in interest income earned on mortgage warehouse loans. These interest income benefits were offset by a $9.4 million decrease in interest income on commercial and industrial loans excluding PPP loans, due to declining loan yields. The yield earned on the total loan portfolio was 4.27% for the nine months ended September 30, 2020, compared to 5.26% for the nine months ended September 30, 2019.
Lower market interest rates provided opportunities for management and our bankers to reduce rates on deposit accounts across our footprint, driving the reduction in deposit interest expense in 2020 compared to 2019. Decreases in rates on interest-bearing liabilities contributed a combined increase to net interest income of $20.0 million, while increases in average savings and interest-bearing deposit balances, subordinated debentures, and FHLB advances and other borrowings offset the increase by $6.5 million, $2.6 million and $1.2 million, respectively. Average savings and interest bearing deposit accounts increased $650.1 million compared to the nine months ended September 30, 2019, primarily as a result of a $668.2 million increase in average business accounts. The increase in the average subordinated debentures balance was primarily due to the completion of an offering of notes by Origin Bank in February 2020 as disclosed in Note 8 - Borrowings in the condensed notes to consolidated financial statements. The increase in the average borrowings balance was primarily due to adding four short-term FHLB advances totaling $400 million which were used to bolster our on-balance sheet liquidity at the end of the first quarter of 2020 and due to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF") funds we received and used to support PPP loans originated in conjunction with the CARES Act. At September 30, 2020, only $20 million of the $400 million in FHLB advances was still outstanding and we had repaid all advances outstanding under the PPPLF and replaced them with brokered deposits ranging in cost from one to five basis points.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(Dollars in thousands)	2020			2019
Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$1,309,198	$44,452	4.54%	$1,228,030	$47,631	5.19%
Construction/land/land development	560,848	19,613	4.67	498,820	21,021	5.63
Residential real estate	741,814	25,076	4.51	650,508	24,048	4.93
PPP	334,144	6,482	2.59	—	—	—
Commercial and industrial excl. PPP	1,348,738	42,916	4.25	1,313,114	52,315	5.33
Mortgage warehouse lines of credit	466,425	13,733	3.93	195,998	7,739	5.28
Consumer	18,751	913	6.49	20,783	1,078	6.91
LHFI	4,779,918	153,185	4.28	3,907,253	153,832	5.26
Loans held for sale	71,427	1,736	3.24	25,201	736	3.89
Loans receivable	4,851,345	154,921	4.27	3,932,454	154,568	5.26
Investment securities-taxable	494,606	8,148	2.20	479,706	9,335	2.59
Investment securities-non-taxable	188,210	3,720	2.64	102,782	2,555	3.31
Non-marketable equity securities held in other financial institutions	43,795	856	2.61	45,412	1,068	3.14
Interest-bearing deposits in banks	289,736	1,635	0.75	146,971	2,837	2.58
Total interest-earning assets	5,867,692	$169,280	3.85%	4,707,325	$170,363	4.84%
Noninterest-earning assets(3)	332,581			325,321
Total assets	$6,200,273			$5,032,646

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,697,769	$12,685	0.63%	$2,047,685	$20,481	1.34%
Time deposits	754,652	9,883	1.75	835,935	13,179	2.11
Total interest-bearing deposits	3,452,421	22,568	0.87	2,883,620	33,660	1.56
FHLB advances and other borrowings	496,059	4,531	1.22	416,523	6,348	2.04
Securities sold under agreements to repurchase	13,704	25	0.24	32,983	321	1.30
Subordinated debentures	69,516	2,439	4.68	9,654	417	5.69
Total interest-bearing liabilities	4,031,700	$29,563	0.98%	3,342,780	$40,746	1.63%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,437,433			1,022,727
Other liabilities(3)	111,573			91,916
Total liabilities	5,580,706			4,457,423
Stockholders' Equity	619,567			575,223
Total liabilities and stockholders' equity	$6,200,273			$5,032,646
Net interest spread			2.87%			3.21%
Net interest income and margin		$139,717	3.18%		$129,617	3.68%
Net interest income and margin - (tax equivalent)(4)		$141,619	3.22%		$131,207	3.73%
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Yields earned and rates paid are calculated at the portfolio level using the actual number of days in each month over the actual number of days in the year, except for our securities, PPP, consumer real estate, held for sale loan portfolios and subordinated debentures, which are calculated using 30 days in a month over 360 days in a year.

(3)Includes GNMA repurchase average balances of $29.5 million and $26.5 million for the nine months ended September 30, 2020 and 2019, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 7 - Mortgage Banking in the condensed notes to our consolidated financial statements.
(4)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds. Income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21% for the nine months ended September 30, 2020 and 2019.
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

	Nine Months Ended September 30, 2020, vs. Nine Months Ended September 30, 2019
(Dollars in thousands)	Increase (Decrease) due to Change in
Interest-earning assets	Volume	Yield/Rate	Total Change
Loans:
Commercial real estate	$3,148	$(6,327)	$(3,179)
Construction/land/land development	2,614	(4,022)	(1,408)
Residential real estate	3,375	(2,347)	1,028
PPP	6,482	—	6,482
Commercial and industrial excl. PPP	8,250	(17,649)	(9,399)
Mortgage warehouse lines of credit	10,678	(4,684)	5,994
Consumer	(105)	(60)	(165)
Loans held for sale	1,350	(350)	1,000
Loans receivable	35,792	(35,439)	353
Investment securities-taxable	290	(1,477)	(1,187)
Investment securities-non-taxable	2,123	(958)	1,165
Non-marketable equity securities held in other financial institutions	(38)	(174)	(212)
Interest-bearing deposits in banks	2,756	(3,958)	(1,202)
Total interest-earning assets	40,923	(42,006)	(1,083)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	6,502	(14,298)	(7,796)
Time deposits	(1,282)	(2,014)	(3,296)
FHLB advances and other borrowings	1,212	(3,029)	(1,817)
Securities sold under agreements to repurchase	(188)	(108)	(296)
Subordinated debentures	2,555	(533)	2,022
Total interest-bearing liabilities	8,799	(19,982)	(11,183)
Net interest income	$32,124	$(22,024)	$10,100

Provision for Credit Losses
We recorded provision expense of $53.6 million for the nine months ended September 30, 2020, a $46.4 million increase from a provision of $7.2 million for the nine months ended September 30, 2019. The increase in provision expense for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was impacted by economic uncertainty caused by the COVID-19 pandemic, which drove an increase in the current estimate of expected credit losses within the loan portfolio. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods. Net charge-offs were $9.4 million during the nine months ended September 30, 2020, compared to net charge-offs of $3.1 million during the nine months ended September 30, 2019. The increase is the result of charge-offs totaling $5.9 million on four nonperforming loans during the second quarter of 2020, leaving a total remaining outstanding balance on these four loans of $4.6 million at September 30, 2020.
Noninterest Income
The table below presents the various components of, and changes in, our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest income:	2020	2019	$ Change	% Change
Service charges and fees	$9,578	$10,371	$(793)	(7.6)%
Mortgage banking revenue	23,009	8,950	14,059	N/M
Insurance commission and fee income	10,014	9,749	265	2.7
Gains on sales of securities, net	355	20	335	N/M
Loss on sales and disposals of other assets, net	(1,180)	(295)	(885)	N/M
Limited partnership investment (loss) gain	(290)	261	(551)	N/M
Swap fee income	2,313	2,034	279	13.7
Change in fair value of equity investments	—	367	(367)	(100.0)
Other fee income	1,649	1,050	599	57.0
Other income	3,823	3,153	670	21.2
Total noninterest income	$49,271	$35,660	$13,611	38.2%
Noninterest income for the nine months ended September 30, 2020, increased by $13.6 million, or 38.2%, to $49.3 million, compared to $35.7 million for the nine months ended September 30, 2019. Significant fluctuations in noninterest income categories are discussed below.
Service charges and fees. The $793,000 decrease was primarily due to the decline in insufficient funds and overdraft fees charged to business and consumer customers due to internal policy limit changes on overdraft transactions which went into effect during the fourth quarter of 2019.
Mortgage banking revenue. The $14.1 million increase in mortgage banking revenue during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily driven by increases in gain on sale of mortgage loans and positive valuation adjustments in our mortgage pipeline values. The increase in gain on sale of mortgage loans reflecting increased volumes in the mortgage pipeline due to higher volumes of purchases and refinance activity during the period and falling interest rates.
Gain on sales of securities, net. The $335,000 increase in gain on sales of securities, net, was due to several commercial mortgage-backed securities that were sold in the third quarter of 2020. We redeployed the funds into other securities that are more defensive in low rate environments.
Loss on sales and disposals of other assets, net. The $885,000 increase in loss on sales and disposals of other assets, net, was primarily due to the decline in value, subsequent write down and ultimate sale of two commercial real estate owned properties during the second and third quarters of 2020.

Limited partnership investment (loss) gain. The $551,000 decrease in limited partnership investment (loss) gain was driven by unfavorable valuation adjustments to certain limited partnership investments during the nine months ended September 30, 2020, compared to favorable valuation adjustments during the same period in 2019.
Swap fee income. The $279,000 increase in swap fee income during the nine months ended September 30, 2020, compared to the same period in 2019, was driven by higher volume of back-to-back swaps executed with commercial customers in the current period compared to 2019. Given the low interest rate environment, customers had the opportunity to lock in fixed rates through swaps, driving increases in swap fees.
Change in fair value of equity investment. The $367,000 decrease in the fair value of equity investments for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due to a positive valuation adjustment recorded in the second quarter of 2019 on a common stock investment with no such valuation adjustment recorded in the current year.
Other fee income. The $599,000 increase in other fee income was primarily due to a $413,000 increase in fees on unused portions of lines of credit.
Other income. The $670,000 increase in other income was primarily due to a $464,000 increase in bank-owned life insurance income driven by a $316,000 payout during the first quarter of 2020.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,		$ Change	% Change
Noninterest expense:	2020	2019
Salaries and employee benefits	$68,630	$66,900	$1,730	2.6%
Occupancy and equipment, net	12,751	12,518	233	1.9
Data processing	6,143	5,160	983	19.1
Electronic banking	2,744	2,505	239	9.5
Communications	1,318	1,644	(326)	(19.8)
Advertising and marketing	2,602	2,817	(215)	(7.6)
Professional services	2,799	2,699	100	3.7
Regulatory assessments	2,691	1,015	1,676	N/M
Loan related expenses	4,460	2,774	1,686	60.8
Office and operations	4,152	5,042	(890)	(17.7)
Intangible asset amortization	823	1,019	(196)	(19.2)
Franchise tax expense	1,521	1,664	(143)	(8.6)
Other expenses	2,417	1,783	634	35.6
Total noninterest expense	$113,051	$107,540	$5,511	5.1%
Noninterest expense for the nine months ended September 30, 2020, increased by $5.5 million, or 5.1%, to $113.1 million, compared to $107.5 million for the nine months ended September 30, 2019. Significant fluctuations in noninterest expense categories are discussed below.
Salaries and employee benefits. The $1.7 million increase in salaries and employee benefits expense during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to a $1.1 million increase in mortgage commissions due to the increased mortgage loan production and sale volumes. The increase was partially offset by a $1.. decrease in compensation due to the discontinuation of internal mortgage loan servicing operations and the subsequent transfer of our mortgage loan servicing to a sub-servicer in the fourth quarter of 2019. Medical self-insurance costs also increased $620,000 due to higher medical claims compared to the nine months ended September 30, 2019.
Data processing. The increase in data processing costs during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the implementation of new software during the intervening period, including $151,000 incurred for PPP-related software costs during the current year.

Communications. The decrease in communication expenses was due to vendor switch for better pricing and terms on data circuits late in 2019, and also due to over billing for converted data circuits during the nine months ended September 30, 2019.
Regulatory assessments. The $1.7 million increase in regulatory assessments expense was primarily due to the fact that during the quarter ended September 30, 2019, we recognized a benefit of $1.0 million from the Federal Deposit Insurance Corporation ("FDIC") insurance fund, which offset our total obligation as of quarter end. The increase was also driven by the significant growth in our assets during the last nine months.
Loan related expenses. The increase in loan related expenses was driven by a $1.4 million increase in loan sub-servicing costs as discussed in the results of operations for the quarter ended September 30, 2020, and was largely offset by a decrease in salaries and benefit costs as discussed above.
Office and operations. Office and operations expenses decreased by $890,000 during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to reductions in travel and entertainment spending due to the COVID-19 pandemic and related restrictions.
Other expenses. The $634,000 increase in other expenses is driven by a $475,000 reserve for a judgment, currently on appeal.
Income Tax Expense
For the nine months ended September 30, 2020, we recognized income tax expense of $3.6 million, compared to $9.5 million for the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020, was 15.9% compared to 18.8% for the nine months ended September 30, 2019. Our effective tax rate decreased due to the larger than proportional effect of tax-exempt items as discussed in the Comparison of the Results of Operations for the Three Months Ended September 30, 2020 and 2019 - Income Tax Expense above.
Comparison of Financial Condition at September 30, 2020, and December 31, 2019
General
Total assets increased by $1.78 billion, or 33.4%, to $7.10 billion at September 30, 2020, from $5.32 billion at December 31, 2019. The increase was primarily attributable to an increase in LHFI of $1.47 billion and an increase of $306.1 million in total securities, which were offset by a decrease in cash and cash equivalents of $69.6 million.
Loan Portfolio
At September 30, 2020, 84.9% of our loan portfolio held for investment consisted of commercial and industrial loans, commercial real estate loans, construction/land/land development and mortgage warehouse lines of credit, which were primarily originated within our market areas of North Louisiana, Texas and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment by purpose category at the dates indicated.

(Dollars in thousands)	September 30, 2020		December 31, 2019		$ Change	% Change
Real estate:	Amount	Percent	Amount	Percent
Commercial real estate	$1,367,916	24.4%	$1,296,847	31.3%	$71,069	5.5%
Construction/land/land development	560,857	10.0	517,688	12.5	43,169	8.3
Residential real estate	832,055	14.8	689,555	16.6	142,500	20.7
Total real estate	2,760,828	49.2	2,504,090	60.4	256,738	10.3
PPP	552,329	9.8	—	—	552,329	N/A
Commercial and industrial	1,263,279	22.6	1,343,475	32.5	(80,196)	(6.0)
Mortgage warehouse lines of credit	1,017,501	18.1	274,659	6.6	742,842	270.5
Consumer	18,729	0.3	20,971	0.5	(2,242)	(10.7)
Total LHFI	$5,612,666	100.0%	$4,143,195	100.0%	$1,469,471	35.5%

At September 30, 2020, total LHFI were $5.61 billion, an increase of $1.47 billion, or 35.5%, compared to $4.14 billion at December 31, 2019. The increase reflected growth in all significant loan categories except for commercial and industrial loans. The largest increases are primarily reflected in mortgage warehouse lines of credit and PPP loans, which increased $742.8 million and $552.3 million, respectively. The increase in mortgage warehouse lines of credit is primarily due to increased activity due the current low interest rate environment. This increased mortgage related activity, as well as market disruption following merger activity by our peers and competitors, has allowed us to add new customers in the warehouse lines of credit portfolio, and caused us to increase limits to support the record volume of loan purchase and refinance activity. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Under the CARES Act, Congress allocated funds to the PPP, which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. By participating in the PPP, as of September 30, 2020, we have originated over 3,100 loans totaling $552.3 million, which we estimate helps support approximately 63,300 jobs. These loans have maximum maturities of two years, and we anticipate many of them will be forgiven by the Small Business Administration under the terms of the PPP before the maturity date. The loans will bear a fixed rate of interest at one percent for the entire term.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2020. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	September 30, 2020
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$102,462	$783,417	$482,037	$1,367,916
Construction/land/land development	60,208	395,190	105,459	560,857
Residential real estate loans	62,579	299,435	470,041	832,055
Total real estate	225,249	1,478,042	1,057,537	2,760,828
Commercial and industrial loans	220,685	1,427,134	167,789	1,815,608
Mortgage warehouse lines of credit	1,017,501	—	—	1,017,501
Consumer loans	1,896	14,596	2,237	18,729
Total LHFI	$1,465,331	$2,919,772	$1,227,563	$5,612,666

Amounts with fixed rates	$169,949	$1,556,887	$609,656	$2,336,492
Amounts with variable rates	1,295,382	1,362,885	617,907	3,276,174
Total	$1,465,331	$2,919,772	$1,227,563	$5,612,666

Loan Portfolio COVID-19 Impact
The COVID-19 pandemic has continued to have a severe impact on the U.S. economy leading to severe unemployment and a recession. Consequently, the deteriorating economic outlook caused us to significantly increase the allowance for loan credit losses during the nine months ended September 30, 2020, resulting in additional provision expense and reduced earnings during the period. Due to the ongoing economic impact of the COVID-19 pandemic and governmental efforts to contain it, we believe that certain sectors of the U.S. economy may be more affected than others. Some of the sectors in which we operate that may experience a more significant impact include hotel, energy, non-essential retail, restaurant and assisted living. At September 30, 2020, we had $551.2 million, or 11.0%, of our LHFI, excluding PPP loans, invested in these sectors and, while we have recorded significant loss reserves, the reserves are an estimate and subject to change. Nonperforming LHFI in the sectors impacted by COVID-19 was $7.3 million at September 30, 2020, while past due LHFI, excluding PPP loans, defined as loans 30 days or more past due, as a percentage of LHFI, excluding PPP loans, in the sectors impacted by COVID-19, was 1.3% at September 30, 2020. It is difficult to predict the future impact of the COVID-19 pandemic as there is significant ongoing uncertainty surrounding the course of the COVID-19 pandemic, including the possible implementation of new or additional restrictions on economic activity.
Certain key data regarding the sectors that may experience a more significant impact due to COVID-19 at September 30, 2020, is reflected in the table below. The information presented excludes PPP loans.

	Outstanding Balance	Loans under Forbearance	Past Due	NPL
Selected sectors	(dollars in thousands)
Hotel	$63,951	$58,482	$—	$—
Energy	55,526	870	2,233	2,233
Non-essential retail	151,201	39,989	2,748	3,009
Restaurant	135,801	29,619	—	—
Assisted living	144,756	21,625	2,053	2,053
Selected sectors	551,235	150,585	7,034	7,295
All other LHFI	4,509,102	146,521	22,160	22,933
Total LHFI	$5,060,337	$297,106	$29,194	$30,228
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
Although we have seen an impact from the COVID-19 pandemic, the ultimate impact is still unknown. The ongoing economic uncertainty, possibility of additional governmental restrictions on economic activity and relatively high unemployment rate has created conditions that could cause an increase in nonperforming loans in future periods. Through September 30, 2020, we have granted COVID-19 forbearances in the form of principal and interest deferments, rate concessions and principal deferments to 1,298 loans with outstanding loan amounts totaling $297.1 million.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming LHFI:
Commercial real estate	$4,669	$6,994
Construction/land/land development	2,976	4,337
Residential real estate	8,259	5,132
Commercial and industrial	14,255	14,520
Consumer	69	163
Total nonperforming LHFI	30,228	31,146
Nonperforming loans held for sale	483	927
Total nonperforming loans	30,711	32,073
Other real estate owned:
Commercial real estate, construction/land/land development	—	4,165
Residential real estate	718	487
Total other real estate owned	718	4,652
Other repossessed assets owned	—	101
Total repossessed assets owned	718	4,753
Total nonperforming assets	$31,429	$36,826
Troubled debt restructuring loans - nonaccrual	$5,739	$6,609
Troubled debt restructuring loans - accruing	3,391	1,843
Total LHFI	5,612,666	4,143,195
Ratio of nonperforming LHFI to total LHFI	0.54%	0.75%
Ratio of nonperforming assets to total assets	0.44	0.69
At September 30, 2020, total nonperforming LHFI decreased by $918 thousand or 2.9%, compared to December 31, 2019. Please see Note 4 - Loans in the condensed notes to our consolidated financial statements for more information on nonperforming loans.
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
Information regarding the internal risk ratings of our loans at September 30, 2020, is included in Note 4 - Loans in the condensed notes to our consolidated financial statements included in Item 1 of this report.
Allowance for Loan Credit Losses
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

The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and September 30, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

Our allowance for loan credit losses increased by $44.1 million, or 117.6%, to $81.6 million at September 30, 2020, from $37.5 million at December 31, 2019. The ratio of the allowance for loan credit losses to LHFI at September 30, 2020, and December 31, 2019, was 1.45% and 0.91%, respectively. The increase in the total allowance for loan credit losses was primarily driven by the impact of the COVID-19 pandemic after the adoption of CECL. Our allowance for loan credit losses may increase in the future as the continuing impact of the COVID-19 is currently unknown and difficult to forecast. Please see the section titled Nonperforming Assets included above in this section for additional information and metrics related to the impact of the COVID-19 pandemic.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2019
Allowance for loan credit losses
Balance at beginning of period	$37,520	$34,203	$34,203
Impact of adopting ASC 326	1,248	N/A	N/A
Provision for loan credit losses	52,244	6,040	9,207
Charge-offs:
Commercial real estate	3,868	777	1,420
Construction/land/land development	—	38	38
Residential real estate	598	6	265
Commercial and industrial	5,770	5,931	8,231
Mortgage warehouse lines of credit	—	29	29
Consumer	69	82	148
Total charge-offs	10,305	6,863	10,131
Recoveries:
Commercial real estate	6	194	341
Construction/land/land development	1	39	40
Residential real estate	180	98	185
Commercial and industrial	736	3,382	3,627
Consumer	13	33	48
Total recoveries	936	3,746	4,241
Net charge-offs	9,369	3,117	5,890
Balance at end of period	$81,643	$37,126	$37,520
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	270.09%	117.97%	120.46%
Total LHFI	1.45	0.89	0.91
Securities
Our securities portfolio totaled $847.3 million at September 30, 2020, representing an increase of $306.1 million, or 56.6%, from $541.2 million at December 31, 2019. During the period, we utilized excess liquidity and took advantage of dislocated bond markets during the recent market turmoil, purchasing high quality municipal and corporate bonds to support our interest margin in low-rate environments. Our strategy for the portfolio is to protect net interest income levels in the current environment and in the event rates move lower from current levels. Please see Note 3 - Securities in the condensed notes to our consolidated financial statements for more information on our securities portfolio.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. We also utilize brokered deposits from time to time, and the increase in brokered deposits at the end of September 2020 was due to short term needs for funding warehouse lines of credit.

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
The following table presents our deposit mix at the dates indicated and the dollar and percentage change between periods.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,599,436	26.9%	$1,077,706	25.5%	$521,730	48.4%
Interest-bearing demand	906,966	15.3	776,037	18.4	130,929	16.9
Money market	1,701,326	28.7	1,277,053	30.2	424,273	33.2
Time deposits	695,902	11.7	790,810	18.7	(94,908)	(12.0)
Brokered	835,902	14.1	152,556	3.6	683,346	447.9
Savings	196,393	3.3	154,450	3.6	41,943	27.2
Total deposits	$5,935,925	100.0%	$4,228,612	100.0%	$1,707,313	40.4%
Due to the funding of PPP loans into deposit accounts during the quarters ended June 30, 2020, and September 30, 2020, noninterest-bearing demand and money market accounts increased significantly. Also, due to the high volume of mortgage loans funded under the mortgage warehouse lines of credit near the end of the quarter, we utilized short term brokered deposits to fund the growth in warehouse lines, which drove the increase in brokered deposits from December 31, 2019.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated.

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$837,287	$3,460	0.55%	$699,088	$4,590	0.88%
Money market	1,455,663	8,132	0.75	957,427	11,374	1.59
Time deposits	754,652	9,883	1.75	831,383	13,080	2.10
Brokered (1)	231,396	916	0.53	242,593	4,430	2.44
Savings	173,423	177	0.14	153,129	186	0.16
Total interest-bearing	$3,452,421	$22,568	0.87	$2,883,620	$33,660	1.56
Noninterest-bearing demand	1,437,433			1,022,727
Total average deposits	$4,889,854	$22,568	0.62%	$3,906,347	$33,660	1.15%
____________________________
(1)Average brokered time deposits of zero and $4.6 million are included in the brokered category during the nine months ended September 30, 2020 and 2019, respectively.

Our average deposit balance was $4.89 billion for the nine months ended September 30, 2020, an increase of $983.5 million, or 25.2%, from $3.91 billion for the nine months ended September 30, 2019. The increase in total average deposits was primarily due to our continued relationship-based efforts to attract deposits within our key markets and due to PPP loan proceeds that were deposited into customer accounts during the 2020 period. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2020, was 0.87%, compared to 1.56% for the nine months ended September 30, 2019. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since September 2019, along with a shift in mix away from higher cost time and brokered deposits to lower cost core relationship deposits, driving a 46.1% decrease in our total average deposit costs period over period. The Federal Reserve lowered the federal funds target rate three times from October 1, 2019, to September 30, 2020, resulting in an aggregate 175 basis point decrease in the target rate. When the target rate reductions began, we took action to lower deposit rates on nonmaturity deposits, but the most meaningful cuts came in March 2020 in conjunction with the latest round of target rate reductions. Our Louisiana market deposits also increased $238.7 million compared to September 30, 2019, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.
Average noninterest-bearing deposits at September 30, 2020, were $1.44 billion, compared to $1.02 billion at September 30, 2019, an increase of $414.7 million, or 40.5%. Average noninterest-bearing deposits represented 29.4% and 26.2% of average total deposits for the nine months ended September 30, 2020 and 2019, respectively.
Borrowings
At the end of the first quarter of 2020, we added four short-term FHLB advances totaling $400 million which were used to bolster our on-balance sheet liquidity. Additionally, during the quarter ended June 30, 2020, we received an extension of credit of $113.4 million in Federal Reserve Bank Paycheck Protection Program Liquidity Facility funds ("PPPLF") used to support PPP loans originated in conjunction with the CARES Act. We approved and funded over 3,100 PPP loans, or $552.3 million, throughout our markets, but the demand for PPP loans has decreased significantly since the inception of the program. At September 30, 2020, only $20.0 million of the $400.0 million in FHLB advances was still outstanding and we had repaid all advances outstanding under the PPPLF and replaced them with brokered deposits ranging in cost from one to five basis points.
The table below shows FHLB advances by maturity and weighted average rate at September 30, 2020:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than 90 days	$20,390	0.74%
90 days to less than one year	284	4.93
One to three years	6,221	5.30
Three to five years	5,815	5.13
After five years	258,605	1.72
Total	$291,315	1.80%
At September 30, 2020, we were eligible to borrow an additional $929.0 million from the FHLB. Please see Note 8 - Borrowings in the condensed notes to our consolidated financial statements for more detail on our borrowings.
Subordinated Debentures
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the "Notes") to certain accredited investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or earlier redemption date, the interest rate will equal three-month LIBOR (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. Origin Bank intends to use the proceeds from the offering for general corporate purposes. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.

In October 2020, we announced the completion of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.5% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and any amounts transferred to Origin Bank will qualify as Tier 1 capital for regulatory capital purposes for Origin Bank.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. At September 30, 2020, and December 31, 2019, our cash and liquid securities totaled 11.0% and 8.4% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $18.3 million and $5.9 million at September 30, 2020, and December 31, 2019, respectively. This cash is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has up to $50.0 million available under a line of credit. There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 13 - Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
COVID -19
As previously discussed, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. We have accessed and repaid liquidity both under the PPPLF and FHLB advance window during the nine months ended September 30, 2020, and currently have access to $3.32 billion of contingent liquidity sources including FHLB availability and PPPLF availability. We believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further or for an extended period.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2020, or December 31, 2019. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at September 30, 2020.
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes provided us with $68.9 million in additional liquidity.
In October 2020, we completed an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to floating rate subordinated notes due 2030 (the “4.5% Notes”). The 4.5% Notes will initially bear interest at a fixed annual rate of 4.50% until November 1, 2025 and then bear a floating interest rate which is expected to be equal to the three-month term Secured Overnight Financing Rate plus 432 basis points. The 4.5% Notes provided us with net proceeds of approximately $78.6 million. The 4.5% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and any amounts transferred to Origin Bank will qualify as Tier 1 capital for regulatory capital purposes for Origin Bank.
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

The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts at September 30, 2020.

	Payments Due by Period
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances	$20,674	$6,221	$5,815	$258,605	$291,315
Subordinated debentures	—	—	—	80,826	80,826
Time deposits	521,248	140,440	34,214		695,902
Limited partnership investments(1)	3,170	—	—	—	3,170
Low income housing tax credits	505	205	165	319	1,194
Overnight repurchase agreements with depositors	8,897	—	—	—	8,897
Operating leases	4,325	7,549	4,711	11,647	28,232
Total contractual obligations	$558,819	$154,415	$44,905	$351,397	$1,109,536
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
The table below presents our commitments to extend credit by commitment expiration date at September 30, 2020.

(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$717,556	$516,248	$197,447	$78,238	$1,509,489
Standby letters of credit	36,131	11,316	3,500	—	50,947
Total off-balance sheet commitments	$753,687	$527,564	$200,947	$78,238	$1,560,436
____________________________
(1)Includes $592.6 million of unconditionally cancellable commitments at September 30, 2020.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At September 30, 2020, stockholders' equity was $627.6 million, representing an increase of $28.4 million, or 4.7%, compared to $599.3 million at December 31, 2019. Other comprehensive income of $15.7 million for the nine months ended September 30, 2020, and net income of $18.8 million were the primary drivers of the increase in stockholders' equity compared to December 31, 2019, and was partially offset by the $6.5 million dividend paid on the Company's common stock and the $723,000 repurchase of the Company's common stock that occurred during the period.

Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2020, and December 31, 2019, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the FDIC. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. Additionally, we recently issued $80.0 million in subordinated debt at the holding company, which will strengthen our regulatory capital ratios. While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated.

(Dollars in thousands)	September 30, 2020		December 31, 2019
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital (to risk-weighted assets)	$587,064	9.93%	$561,630	11.74%
Tier 1 capital (to risk-weighted assets)	596,432	10.09	570,975	11.94
Total capital (to risk-weighted assets)	737,813	12.48	610,305	12.76
Tier 1 capital (to average assets)	596,432	9.19	570,975	10.91

Origin Bank
Common equity tier 1 capital (to risk-weighted assets)	$566,647	9.61%	$551,060	11.55%
Tier 1 capital (to risk-weighted assets)	566,647	9.61	551,060	11.55
Total capital (to risk-weighted assets)	708,208	12.00	590,390	12.38
Tier 1 capital (to average assets)	566,647	8.75	551,060	10.56
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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Calculation of PTPP Earnings:
Net Income	$13,095	$14,617	$18,805	$41,055
Plus: provision for credit losses	13,633	4,201	53,567	7,191
Plus: income tax expense	3,206	3,620	3,565	9,491
PTPP Earnings	$29,934	$22,438	$75,937	$57,737

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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We are marginally modeling outside of policy in the down 200 basis point rate scenario, and we continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	September 30, 2020
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	10.7%	7.5%
+300	7.4	5.3
+200	4.6	4.5
+100	1.8	2.8
Base
-100	(7.1)	(5.7)
-200	(18.1)	4.1
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
Market Risk
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. We also pay interest on certain borrowings and have existing contracts with payment calculations that use LIBOR as the reference rate. Among other products, as of September 30, 2020, we had approximately $2.29 billion of loans indexed to LIBOR, including loans that mature after 2021. The changes to LIBOR will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts. We have established a LIBOR Transition Committee that is comprised of representatives from our business areas where we have identified risks in connection with the transition away from LIBOR. The Transition Committee meets on a regular basis to discuss progress in the transition effort, including plans for actions to be taken internally and with respect to customer communications. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, litigation, reputational or compliance risks to us. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC for further information.

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
Changes in internal control over financial reporting — Beginning January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of economic forecasting projections obtained from an independent third party. Except as related to the adoption of ASU 2016-13, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 14 - Commitments and Contingencies - Loss Contingencies in the condensed notes to the consolidated financial statements included in Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, and Part II, Item 1A of the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020, and June 30, 2020, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program is intended to expire in 2022, but may be terminated or amended by the Company’s board of directors at any time. The stock buyback program does not obligate the Company to purchase any shares at any time. Due to the COVID-19 outbreak the Company did not repurchase any shares in the third quarter.
The following table shows the Company's monthly stock repurchases during the quarter ended September 30, 2020.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2020 - July 31, 2020	—	$—	—	$29,217
August 1, 2020 - August 31, 2020	—	—	—	29,217
September 1, 2020 - September 30, 2020	—	—	—	29,217
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

4.1
Subordinated Indenture, dated as of October 16, 2020, by and between Origin Bancorp, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's 8-K filed October 16,2020, (File. No. 001-38487)).

4.2
First Supplemental Indenture, dated as of October 16, 2020, by and between Origin Bancorp, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's 8-K filed October 16,2020, (File. No. 001-38487)).

4.3	Form of 4.50% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company's 8-K filed October 16,2020, (File. No. 001-38487).

10.1
Underwriting Agreement, dated October 8, 2020, by and between Origin Bancorp, Inc. and Stephens Inc. (incorporated by reference to Exhibit 1.1 to the Company’s 8-K filed October 9, 2020, (File No. 001-38487)).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Origin Bancorp, Inc.

Date:	November 4, 2020	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 4, 2020	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer