Form 10-K
period 2020-12-31
Origin Bancorp, Inc.
filed 2021-03-02
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________ to __________
Commission file number 001-38487
Origin Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-1192928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $5.00 per share	OBNK	Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.									☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $483.0 million as of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:23,510,166 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 17, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 28, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2020

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
•the duration and impacts of the coronavirus ("COVID-19") pandemic and efforts to contain its transmission, as well as the impact of the actions taken by governmental authorities to address the impact of COVID-19 on the United States economy, including, without limitation, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act") and any related future economic stimulus legislation;
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
•periodic changes to the extensive body of accounting rules and best practices, may change the treatment and recognition of critical financial line items and affect our profitability;
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

Origin is a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to our clients and communities. We provide a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. We currently operate 44 banking centers from Dallas/Fort Worth and Houston, Texas across North Louisiana and into Mississippi. At December 31, 2020, we had total assets of $7.63 billion, total loans of $5.72 billion, total deposits of $5.75 billion and total stockholders' equity of $647.2 million.
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
Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating three bank acquisitions, entering several expansion markets, expanding our product offerings in mortgage lending and servicing as well as in insurance and private banking. To support our growth, we have raised over $281.8 million of new Tier 1 capital since 2006, including proceeds from our initial public offering completed in May 2018. Additionally, in two separate transactions conducted in February and October of 2020, Origin Bank and the Company announced the completion of the offering and subsequent sales of $70.0 million and $80.0 million, respectively, in aggregate principal amount of subordinated notes that will initially be treated as Tier 2 capital for regulatory purposes. We have also supported our entry into expansion markets by hiring a number of experienced in-market bankers and banking teams. Through these efforts, we have successfully increased our market share in our key geographic markets.

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
A Unique from Within Client Experience
Our mission is to passionately pursue ways to make banking and insurance more rewarding for our employees, customers, communities, and stockholders. We recognize that providing a distinguished client service begins with a commitment to building, training and retaining a customer-focused team that exemplifies our core values. Relationships built upon trust, encouraging a strong work ethic, innovation, flexibility and forward-thinking, genuine respect for others, cultivating a commitment to our community and never compromising on integrity are the benchmarks of our values and our promise is to make every customer feel like our only customer, every time.
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
We believe we have an attractive mix of loans and deposits. At December 31, 2020, our loans held for investment ("LHFI") portfolio was comprised of 50.7% commercial and industrial loans (including Paycheck Protection Program ("PPP") and mortgage warehouse loans), and 33.5% commercial real estate loans (including construction/land/land development). This focus on commercial lending increases the asset sensitivity of our balance sheet and provides potential growth opportunities due to our limited real estate concentrations. At December 31, 2020, approximately 28.0% of our deposits were noninterest-bearing demand deposits and our cost of total deposits was 0.53% for the year ended December 31, 2020.

Our Markets
We currently operate in the markets of Dallas/Fort Worth and Houston, Texas, North Louisiana and Mississippi, all of which offer attractive combinations of diversity, growth and stability.
The Dallas/Fort Worth and Houston markets represent two of the largest and fastest growing metropolitan areas in the country. These markets provide attractive economic environments and offer significant deposit and lending opportunities as they are home to many large and mid-size corporations across a wide range of industries that include healthcare, manufacturing, higher education, agriculture, energy, transportation and technology.
The North Louisiana markets offer a stable economic climate with lower cost associated with deposit gathering and a reduced cost associated with our operational platform. Our footprint in Mississippi comprises areas of significant commercial investment and additional growth opportunities. We believe all of our markets throughout Texas, Louisiana and Mississippi provide favorable business climates and continued opportunity for growth.
Our Banking Services
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
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio at the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2020	2019	2018	2017	2016
Commercial real estate (1)	$1,387,939	$1,296,847	$1,228,402	$1,083,275	$1,026,752
Construction/land/land development	531,860	517,688	429,660	322,404	311,279
Residential real estate	885,120	689,555	629,714	570,583	414,226
Total real estate	2,804,919	2,504,090	2,287,776	1,976,262	1,752,257
PPP	546,519	—	—	—	—
Commercial and industrial	1,271,343	1,343,475	1,272,566	989,220	1,135,683
Mortgage warehouse lines of credit	1,084,001	274,659	207,871	255,044	201,997
Consumer loans	17,991	20,971	20,892	20,505	22,138
Total LHFI	$5,724,773	$4,143,195	$3,789,105	$3,241,031	$3,112,075
____________________________
(1)Includes commercial real estate loans accounted at fair value.

Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial real estate loans have contributed interest income of $59.1 million and $64.2 million for the years ended December 31, 2020 and 2019, respectively, while construction/land/land development loans have contributed interest income of $25.3 million and $27.9 million for the years ended December 31, 2020 and 2019, respectively.
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
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans have contributed interest income of $64.6 million and $69.0 million for the years ended December 31, 2020 and 2019, respectively.
Mortgage Warehouse Loans. Mortgage warehouse loans are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. The loans are underwritten by the approved mortgage company using agency or investor guidelines. The loans are then committed to a secondary market investor and are primarily made up of agency-eligible conventional loans (Fannie Mae, Freddie Mac), government loans (Ginnie Mae, FHA loans, VA loans, USDA Rural Housing Development loans) and qualified jumbo loans. Mortgage warehouse loans have contributed interest income of $22.3 million and $10.7 million for the years ended December 31, 2020 and 2019, respectively.
Paycheck Protection Program Loans. We have been a participating lender in the PPP established under the CARES Act and administered by the Small Business Administration (“SBA”). At December 31, 2020, there were approximately $546.5 million in PPP loans outstanding included in our commercial and industrial loan portfolio, net of $9.6 million in net deferred loan fees. PPP loans have a maximum maturity of two years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the SBA if the borrower uses the proceeds to pay specified expenses. We believe that the majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
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
Mortgage Warehouse loan risk is primarily centered in the borrower’s adherence to agency or investor underwriting guidelines, while the risk associated with the underlying consumer mortgage loan repayment, as similar to other consumer loans, depends on the borrower's financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.
Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, economic downturns that create the need for temporary payment forbearances and, in the case of commercial borrowers, the quality of the borrower's management. Consumer loan repayments depend on the borrower's financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.

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
Lending Policies. We have established common documentation requirements and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. During 2020, credit relationships of $5.0 million or greater are generally presented to the corporate loan committee for approval or ratification of approval prior to committing to the loan. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank's board of directors periodically reviews our lending policies and procedures. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. At December 31, 2020, Origin Bank's legal lending limit under the Louisiana Banking Law and Regulation O of the Federal Reserve was $203.0 million for secured loans to a single borrower, $81.2 million for unsecured loans to a single borrower and $117.4 million for loans to a single insider which represents 15% of the Bank's capital and surplus as required by regulation. At December 31, 2020, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, excluding mortgage warehouse lines of credit, based upon our internal risk rating of the relationship. Due to multiple sources of repayment, mortgage warehouse lines of credit, has a general in-house lending limit ranging between $30.0 million and $75.0 million to any one borrower,
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. At December 31, 2020, we held $5.75 billion of total deposits and have grown deposits at a compound annual growth rate of 19.1% since December 31, 2003. At December 31, 2020, 87.8% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. One area of focus has been to create a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.
Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans as well as the servicing of residential mortgage loans for others. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers, in order to support our core banking strategy. Revenue from our mortgage banking activities was $29.6 million, $12.3 million and $9.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Insurance
We offer a wide variety of personal and commercial property and casualty insurance products through our wholly owned insurance subsidiary, Davison Insurance Agency, LLC, doing business as Thomas & Farr Agency, Reeves, Coon & Funderburg ("RCF") and Simoneaux & Wallace Agency. With 30 years of growth in the insurance industry and approximately 90 experienced professionals, our agencies have primary market locations across Louisiana, but also serve customers in Texas, Mississippi, Arkansas and other states across the U.S. We also have a 38% interest in the Lincoln Agency Group, a full-service insurance agency operating in North Louisiana. In July 2018, we completed the acquisition of RCF, solidifying our presence as one of the larger independent insurance agencies in North Louisiana. Insurance commission and fee income was $12.7 million, $12.2 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Banking Services
Given customer demand for increased convenience and account access, we offer a wide range of products and services, including 24-hour internet banking and voice response information, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, U.S. savings bonds, automatic account transfers and peer-to-peer electronic pay solutions and personal financial management solutions.
Information Technology Systems
We continue to make significant investments in our information technology systems for our banking operations and treasury services to enhance our capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in our back-office operations. Our core data processing platform is from a nationally-recognized bank processing vendor and we leverage the capabilities of a third-party service provider in developing our network design and architecture. We also actively manage our business continuity plan. The majority of our other systems, including electronic funds transfer and transaction processing, are operated in-house. Online banking services and other public-facing web services are performed using third-party service providers. We strive to follow all recommendations outlined by the Federal Financial Institutions Examination Council and we perform regular tests of the adequacy of our contingency plans for key functions and systems.
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
Human Capital Resources
Our current number of full-time equivalent employees is 749, all of whom are the recipients of a variety of initiatives designed to retain, grow, and develop them. Please see the Human Capital Management section referenced as part of Corporate Governance in our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders for more information on Origin's human capital initiatives.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Recent Developments: COVID-19 and the CARES Act
The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses and significant job loss and continues to impact individuals, households and businesses in a multitude of ways. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and specifically in the Company's markets of Texas, Louisiana and Mississippi, allowing businesses to reopen at varying capacity levels there, which has bolstered commercial activity to some degree. At the end of 2020, the U.S. Food and Drug Administration (“FDA”) approved the first two COVID-19 vaccines for deployment and distribution in the United States and a number of other vaccines are currently in development or awaiting FDA approval. However, the risk of a resurgence in infections and possible reimplementation of new or additional restrictions at the national and local level to combat the COVID-19 pandemic remains significant. The duration and severity of the COVID-19 pandemic remain impossible to predict. As the trend in the number of COVID-19 cases continues to fluctuate nationally, the potential exists for further resurgences to occur.
We have continued to meet our customers' needs while keeping the safety and well-being of our employees and customers as our top priority. We implemented a COVID-19 hotline and a temporary pandemic Paid Time Off Policy to assist our employees, and our offices and branches all remain open with all drive-thrus fully operational. We have maintained social distancing measures for our employees working in our offices, including appointment-only restricted lobby access and requiring employees to wear face masks unless working in an office or other location that permits social distancing. We have also enhanced our sanitation protocols, implemented return to work screening protocols following potential exposures, as well as other measures consistent with applicable federal, state, and local guidelines to promote the safety and health of our employees and customers. To allow for more normalized customer operations, we installed thermal kiosks for temperature checks at the entrance of each location and will evaluate any additional safety protocols to allow unrestricted lobby access in the future, if the circumstances allow. During the year ended December 31, 2020, we have made $700,900 in donations and contributions to various institutions as part of our initiative to invest a portion of our PPP loan income within the communities we serve.
We are proactively offering a range of policies and programs to accommodate customer hardship across our business. In March and April 2020, former President Trump signed into law two relief bills, the CARES Act and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), which are intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act is the creation of the $349 billion PPP, which provides for small business, including some of our customers, to receive forgivable SBA-backed loans to pay certain employee compensation and other basic expenses. The PPP/HCE Act included an additional $310 billion for PPP funding. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for “second draw” PPP loans through March 31, 2021. We established an SBA Paycheck Protection Program task force and have approved $546.5 million in loans as of December 31, 2020, under this program. We also have offered forbearance (90-day extensions) and modification agreements to our customers affected by the COVID-19 pandemic. We continue to track pandemic-impacted relationships and general economic conditions in our markets.
Due to the ongoing economic impact of the COVID-19 pandemic and governmental efforts to contain it, we believe that certain business sectors of the U.S. economy may be more affected than others. Some of the sectors in which we operate that may experience a more significant impact include hotel, energy, non-essential retail, restaurant and assisted living. Excluding PPP loans, at December 31, 2020, we had $538.6 million, or 10.4%, of our LHFI invested in these sectors. The allowance for loan credit losses on these sectors was $17.2 million at December 31, 2020, and the allowance for loan credit losses on COVID-19 impacted sectors as a percentage of total LHFI in these sectors was 3.19%. While we have increased our allowance for loan credit losses, the allowance is a current estimate and may be subject to change. We continue to monitor our loans, particularly in these sectors.
Our allowance for loan credit losses as a percentage of total LHFI was 1.51% at December 31, 2020, compared to 0.91% at December 31, 2019, respectively, primarily due to the deterioration in macroeconomic variables related to the COVID-19 pandemic. As more information becomes available, including our ongoing evaluation of the economic impact of the COVID-19 pandemic on us, our employees and our customers, governmental responses to recent increases in COVID-19 infection rates, there could be further increases to our allowance for loan credit losses.

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
President Biden has indicated that the COVID-19 pandemic will remain a governmental priority in 2021. Currently, there are ongoing legislative efforts to provide further relief to businesses and financial institutions in response to the continuing economic effects being caused by the COVID-19 pandemic. However, the nature of any future economic stimulus legislation as well as the consequences and effects of such legislation cannot be predicted accurately at this time.
There is significant ongoing uncertainty surrounding the course of the COVID-19 pandemic, including the possible implementation of new or additional restrictions on economic activity, the deployment of the vaccine, and the magnitude and duration of the continued disruption to economic activity and how this disruption will continue to impact demand for our products and services. It is difficult to forecast specific performance targets or time frames while the effects of the COVID-19 pandemic continue to be felt. We are actively monitoring and responding to developments across our markets related to measures designed to stop the spread of COVID-19, including social, financial, legal, regulatory and governmental measures and the impact on our business, customers and employees.
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
Financial Services Industry Reform. The Dodd-Frank Act, which was enacted in 2010, broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act, as amended, includes provisions that, among other things:
•apply the same leverage and risk-based capital requirements that cover insured depository institutions to bank holding companies with total assets in excess of $3 billion;
•establish the Bureau to, among other things, establish and implement rules and regulations applicable to all entities offering consumer financial products or services;
•permanently increase FDIC deposit insurance maximum to $250,000 and broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, subject to certain adjustments;
•eliminate the upper limit for the reserve ratio designated by the FDIC each year for the Deposit Insurance Fund, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;
•permit banks meeting supervisory and financial criteria to branch across state lines if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were part of a bank that was chartered by such state;
•repeal previous federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•require bank holding companies and banks to be "well capitalized" and "well managed" in order to acquire banks located outside of their home state and require any bank holding company electing to be treated as a financial holding company to be "well capitalized" and "well managed;"
•direct the Federal Reserve to establish limitations on interchange fees charged by debit card issuers with $10 billion or more in assets under a "reasonable and proportional cost" per transaction standard;
•prohibit a banking entity under a provision known as the Volcker Rule from engaging in proprietary trading or holding an ownership interest in or sponsoring a hedge fund or a private equity fund;
•increase regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;
•implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders; and
•increase the authority of the Federal Reserve to examine us and any nonbank subsidiaries.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was signed into law. While EGRRCPA preserves the fundamental elements of the post-Dodd-Frank Act regulatory framework, it includes modifications that are intended to result in meaningful regulatory relief both from certain provisions of the Dodd-Frank Act and from certain regulatory capital rules for smaller and certain regional banking organizations. Among other things, EGRRCPA exempts certain banking entities with no more than $10 billion in assets from the Volcker Rule, allows certain banking organizations with less than $10 billion in assets to avoid generally applicable capital requirements if they maintain a specific "community bank leverage ratio," revises the capital treatment of certain commercial real estate loans, and amends certain Truth in Lending Act requirements for residential mortgage loans.
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
Revised Rules on Regulatory Capital. The Federal Reserve monitors our capital adequacy at the holding company level by using a combination of risk-based and leverage capital ratios and considers our capital levels when taking action on various types of applications and when conducting supervisory activities. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. The regulatory capital rules applicable to us were revised, effective January 1, 2015, under the Basel III regulatory capital framework. These rules include a common equity Tier 1 risk-based capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. Under these rules, we are required to satisfy four minimum capital ratios: (1) a Tier 1 capital to average total consolidated assets ratio, or "leverage ratio," of at least 4.0%, (2) a common equity Tier 1 capital to risk-weighted assets ratio, or "common equity Tier 1 risk-based capital ratio," of 4.5%, (3) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, and (4) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%.
The capital rules also require bank holding companies to maintain a capital conservation buffer above the minimum capital requirements composed solely of common equity Tier 1 capital in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. Now fully phased in, the capital conservation buffer requirement effectively requires banking organizations to maintain common equity Tier 1 capital of at least 2.5% above the minimum risk-based capital requirements set forth above. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.
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
Compared to the prior capital rules, the current regulatory capital rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk-based capital ratios. Under the rules, higher or more sensitive risk weights have been assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.
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

EGRRCPA exempts most banking organizations with less than $10 billion in total consolidated assets from the risk-based and leverage capital rules and the capital conservation buffer if they maintain a "community bank leverage ratio" ("CBLR"). In order to qualify for the CBLR exemption, a banking organization may not have off-balance sheet exposures totaling more than 25% of its assets or trading assets and liabilities totaling more than 5% of its assets. The federal agencies initially set the CBLR at 9%. The CARES Act temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the COVID-19-related national emergency declaration, and rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022. We have not elected to use the CBLR framework.
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
Acquisitions by Bank Holding Companies. We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the Community Reinvestment Act), the effectiveness of the parties in combating money laundering activities, and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquirer or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.
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

Regulatory Restrictions on Dividends and Stock Repurchases. As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is consistent with the capital needs, asset quality and overall financial condition of the bank holding company; and (3) the bank holding company will continue to meet, and is not in danger of failing to meet, minimum regulatory capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited if we must maintain the capital conservation buffer under the regulatory capital rules. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital then would otherwise be required under the capital rules. Additionally, the Federal Reserve's Regulation Y generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
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

Volcker Rule. Section 13 of the Bank Holding Company Act, commonly known as the "Volcker Rule," has generally prohibited insured depository institutions and their affiliates from sponsoring or acquiring an ownership interest in certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading. EGRRCPA exempts insured depository institutions with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets from the Volcker Rule, and the Federal Reserve has effectively extended the exemption to bank holding companies.
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
Bank Regulation
Origin Bank is a commercial bank chartered under the laws of the State of Louisiana and is a member of the Federal Reserve System. In addition, its deposits are insured by the FDIC to the maximum extent permitted by law. As a result, Origin Bank is subject to extensive regulation, supervision and examination by the Louisiana Office of Financial Institutions and the Federal Reserve. As an insured depository institution, the bank is subject to regulation by the FDIC in its capacity as deposit insurer, although the Federal Reserve is the Bank's primary federal regulator. Origin Bank is also subject to secondary oversight by state banking authorities in other states in which it maintains banking offices. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of Origin Bank. Origin Bank also is subject to consumer financial protection regulations that are promulgated by the Bureau.
Capital Adequacy Requirements. The Federal Reserve and Louisiana Office of Financial Institutions monitor the capital adequacy of Origin Bank by using a combination of risk-based and leverage capital ratios similar to those applied at the holding company level. These agencies consider the bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the bank and the banking system. Under the revised capital rules that became effective on January 1, 2015, Origin Bank is required to maintain four minimum capital ratios: (1) a leverage ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%. The capital rules also require FDIC-insured banks to maintain a capital conservation buffer of common equity Tier capital of at least 2.5% above the minimum risk-based capital ratios to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers.
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
The CBLR framework is available to banks with less than $10 billion in total consolidated assets that do not have more than 25% of its assets in off-balance sheet exposures, nor may it have more than 5% of assets in trading assets and liabilities. We discuss the CBLR further above under “Bank Holding Company Regulation—Revised Rules on Regulatory Capital.” Origin Bank has not elected to use the CBLR framework.
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

To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. At December 31, 2020, Origin Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.
As a bank's capital decreases, the bank comes under increasing scrutiny by its primary federal regulators. Banks that are adequately, but not well, capitalized may not accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on their deposits. The Federal Reserve's prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if an otherwise adequately capitalized bank would thereafter be undercapitalized. Undercapitalized banks are also subject to growth limitations, may not accept, renew or rollover brokered deposits, and are required to submit a capital restoration plan. The Federal Reserve may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. Significantly undercapitalized banks may be subject to a number of additional requirements and restrictions, including orders to sell sufficient shares or obligations to become adequately capitalized, limitations on asset growth, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the bank's ability to engage in certain activities and the deposit insurance premiums paid by the bank.
Bank Mergers. Section 18(c) of the Federal Deposit Insurance Act, known as the "Bank Merger Act," requires the written approval of a bank's primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the reviewing agency from approving a proposed merger transaction the effect of which in any section of the country may be to substantially lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction the effect of which would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the reviewing agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities.
Branching. Under Louisiana law, Origin Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the Louisiana Office of Financial Institutions. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch and the Bank meets certain supervisory and financial criteria. Any new branch, whether located inside or outside of Louisiana, must also be approved by the Federal Reserve, as the Bank's primary federal regulator. Origin Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Restrictions on Transactions with Affiliates and Insiders. Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve's Regulation W, impose quantitative limits, qualitative standards and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the bank's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of its capital stock and surplus, and (2) require that a broader set of affiliate transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be offered to a non-affiliate. The term "covered transaction" includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions.

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
Regulatory Restrictions on Dividends. Origin Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, Origin Bank may pay dividends to us without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the bank's net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. Additionally, to pay dividends to us, under Louisiana law Origin Bank must have unimpaired surplus that equals or exceeds fifty percent of its outstanding capital stock. Further, under federal law, Origin Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. In addition, Origin Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve. The Federal Reserve may further restrict the payment of dividends by requiring the bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the capital rules, the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the Federal Reserve, Origin Bank is engaged in an unsound practice (which could include the payment of dividends), the Federal Reserve may require, generally after notice and hearing, the bank to cease such practice. The Federal Reserve has indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe banking practice. The Federal Reserve has also issued guidance providing that a member bank generally should pay dividends only when (1) the bank's net income available to common stockholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the bank's capital needs, asset quality, and overall financial condition.
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

Deposit Insurance Assessments. FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank's assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 1.5 basis points to 30 basis points on insured deposits. An institution’s assessment rate is determined by a number of factors and metrics, including the weighted average of the institution’s CAMELS composite rating. The rate may be adjusted by the institution’s long-term unsecured debt and its brokered deposits. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Origin Bank may be required to pay higher FDIC insurance premiums.
Community Reinvestment Act. The CRA and its implementing regulations are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank's CRA performance record when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The CRA requires federal banking agencies to make public their ratings of banks' performance under the CRA. In the case of a bank holding company transaction, the CRA performance record of the subsidiary banks of the bank holding companies involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In addition, a financial holding company may face limitations on activities and acquisitions if its subsidiary depository institutions do not have a least a Satisfactory rating. A satisfactory or better CRA rating also is a prerequisite for certain regulatory benefits, such as expedited processing of applications. Origin Bank received a Satisfactory rating in its most recent CRA examination.
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
Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total capital or (2) total commercial real estate loans represent 300.0% or more of the bank's total capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. At December 31, 2020, Origin Bank's total reported loans for construction, land development, and other land represented less than 100% of the bank's total capital, and its total commercial real estate loans represented less than 300% of the bank's total capital.
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
Mortgage Lending Rules. The Dodd-Frank Act authorized the Bureau to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a presumption or rebuttable presumption of compliance for loans that are "qualified mortgages." The Bureau has also issued regulations that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan's monthly payments. These regulations extend the requirement that creditors verify and document a borrower's income and assets to include a requirement to verify all information that creditors rely on in determining repayment ability. The rules also define "qualified mortgages" based on adherence to certain underwriting standards and restrictions on loan terms. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages. Also, the Dodd-Frank Act and the Bureau's final rule on loan originator compensation prohibit certain compensation payments to loan originators and the steering of consumers to loans not in their interest, particularly if the loans will result in greater compensation for a loan originator. The Dodd-Frank Act and the Bureau's implementing regulations also impose additional disclosure requirements with respect to the origination and sale of residential mortgages. EGRRCPA modifies certain of these requirements by, among other things, creating a safe harbor from the ability-to-repay standards for certain mortgage loans made by a bank with less than $10 billion in total consolidated assets.
Anti-Money Laundering and OFAC. The Bank Secrecy Act requires banks and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The principal requirements for banks include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the Federal Reserve.
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
Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:
•We are subject to various risks associated with COVID-19;
•The discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to us;
•We may not be able to adequately measure and limit our credit risk;
•Adverse conditions in the general business or economic environment could have a material adverse effect on our financial condition and results of operations;
•Negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans;
•The loss of executive management or other key employees could adversely impact our business or reputation;
•Unauthorized access, cyber-crime and other threats to data security may cause harm to our business;
•The geographic concentration of our markets in Texas, Louisiana and Mississippi makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy;

•A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses;
•Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality;
•Our allowance for loan credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio and our earnings could decrease;
•We may have exposure to tax liabilities that are larger than we anticipate;
•The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers' ability to repay loans;
•We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share;
•Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have an adverse effect on our ability to successfully implement our business strategy;
•We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology;
•We operate in a highly regulated environment and the laws and regulations that govern our operations could subject us to regulatory consequences;
•We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions;
•The market price of our common stock may be subject to substantial fluctuations.
Risks Related to Our Business
The ongoing COVID-19 pandemic and measures intended to prevent its spread has had and could continue to have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities’ implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.
The United States and state and local governments have taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including Congress’s passage of the CARES Act and related stimulus legislation. The CARES Act, which was enacted on March 27, 2020, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, and the Consolidated Appropriations Act, 2021, extended some of these relief provisions in certain respects as well as provided other forms of relief. The CARES Act established and provided funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from enrolled lenders, subject to numerous limitations and eligibility criteria. Beginning in April 2020, we began processing loan applications under the PPP.
Additionally, provisions of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance of the federal banking agencies, provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as troubled debt restructurings, or TDRs, to account for the current and anticipated effects of COVID-19. Further, in response to the COVID-19 outbreak, the Federal Reserve has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on U.S. economy and ultimately on our business. The federal government is also considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses.
While the steps described above may help reduce the spread of the outbreak and the related economic impact, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. Further, the full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain. Origin Bank’s participation in the PPP could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Moreover, if the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our businesses, results of operations, and financial condition more substantially over a longer period of time. The outbreak has also adversely impacted, and is likely to further adversely impact, our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we have and may continue to experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hotel, energy, non-essential retail, restaurant and assisted living industries, but across other industries as well;
•declines in collateral values;
•third-party disruptions, including outages at network providers and other suppliers;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the rollout and effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

The discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to us.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate ("LIBOR"), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, which administers LIBOR, announced its intention to extend the publication of most tenors of LIBOR through June 30, 2023. The U.S. federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable.
The Federal Reserve’s Alternative Reference Rates Committee has selected the Secured Overnight Funding Rate (“SOFR”) as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors, and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. In addition, the SOFR methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR.
It is impossible to predict the effect of any such alternative rates on the value of LIBOR-based securities or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Given LIBOR's extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions and could have a range of effects on our business, financial condition and results of operations. Our commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. Among other products, at December 31, 2020, we had approximately $2.32 billion of loans indexed to LIBOR, including loans that mature after 2021. Our products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, litigation, reputational or compliance risks to us.
Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021and may result in increased compliance costs and operational costs. All pre-prepared Origin notes contain fallback language that allows us to replace the index in the event LIBOR becomes unavailable, unascertainable, ceases to be published or is otherwise unreliable. Such replacement is to be determined by Origin in our sole discretion and can include a mathematical adjustment, if deemed necessary by us. However, inadequate fallback language in the various instruments’ contracts may result in issues establishing an alternative index and adjusting the margin as applicable. We continue to monitor this activity and evaluate the related risks.
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
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio and we are unable to predict changes in market interest rates. Additionally, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, such as the recent outbreak of COVID-19, which has spread significantly in the United States. Any outbreak of disease pandemics and other adverse public health developments could further have an adverse effect on our business operations. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers' businesses and results of operations. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans and result in loan and other losses.
Real estate values in many Texas, Louisiana and Mississippi markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. At December 31, 2020, $2.8 billion, or 49.0%, of our total LHFI was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.
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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the Interstate 20 Corridor between the Dallas/Fort Worth metropolitan area and Jackson, Mississippi, as well as in Houston, Texas. At December 31, 2020, 52.5% of our total loans (by dollar amount), excluding mortgage warehouse lines of credit, were made to borrowers who reside or conduct business in Texas, 31.9% attributable to Louisiana and 10.0% attributable to Mississippi, and substantially all of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. At December 31, 2020, our non-owner-occupied commercial real estate loans totaled $927.4 million, or 16.2%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
At December 31, 2020, approximately $1.27 billion, or 22.3%, of our total loans were commercial and industrial loans, excluding PPP loans, to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. At December 31, 2020, the size of our average loan held for investment was approximately $308,449. Further, at December 31, 2020, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 19.9% of our outstanding loan portfolio, and 3.1% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
Our allowance for loan credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio and our earnings could decrease.
Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan credit losses that represents management's judgment of expected losses and risks inherent in our loan portfolio. The level of the allowance reflects management's continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan credit losses and additional expenses may be incurred. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan credit losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan credit losses for any reason, such increases could have an adverse effect on our business, financial condition and results of operations.
In addition, on January 1, 2020, our methodology for determining our allowance for loan credit losses changed due to the implementation of the Current Expected Credit Losses, or CECL, accounting standard. As a result, we recognized a one-time, after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.2 million and decreasing the off-balance sheet reserve by $381,000. CECL requires recording life-of-loan projected losses in the loan portfolio based on reasonable and supportable forecasts and related loan portfolio credit performance. At adoption the economic effects resulting from the COVID-19 pandemic were unknown. As such, the economic scenario used to develop our estimate of CECL as of the adoption date assumed a continued moderate U.S. economic expansion compared to 2019. The prior accounting standard recorded reserves based on probable losses at the balance sheet date, generally resulting in lower reserve levels at the outset of an economic downturn.

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
Our ability to compete successfully will depend on a number of factors, including, among other things:
•our ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•our scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service;
•our ability to expand our market position;
•industry and general economic trends; and
•our ability to keep pace with technological advances and to invest in new technology.
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
Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:
•the identification of suitable institutions or assets for acquisition;
•the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;
•the ability to attract funding to support additional growth within acceptable risk tolerances;
•the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•the ability to maintain asset quality;
•the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition;
•the retention of customers and key personnel, including bankers;
•the timing and uncertainty associated with obtaining necessary regulatory approvals;
•the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•the ability to successfully integrate acquired businesses; and
•the maintenance of adequate regulatory capital.
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
Historically, we have originated whole mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2020, 2019 or 2018.
Interest rate shifts could reduce net interest income.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. At December 31, 2020, $3.75 billion, or 51.4%, of our interest-earning assets and $3.64 billion, or 66.9%, of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive at December 31, 2020, meaning that we estimate our net interest income would increase from rising interest rates and decline with falling interest rates.

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
As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights on unpaid principal balances of $1.93 billion at December 31, 2020. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our entire residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. At December 31, 2020, our mortgage servicing rights had a fair value of $13.7 million, compared to $20.7 million at December 31, 2019. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.
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
At December 31, 2020, the fair value of our portfolio of available for sale investment securities was approximately $1.00 billion, which included a net unrealized gain of approximately $33.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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
We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not stockholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Origin Bank can pay to us, and that we can pay to our stockholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than United States generally accepted accounting principles ("U.S. GAAP") alone would generally require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions.
Beginning January 1, 2015, we became subject to regulatory capital rules that generally require us to maintain greater amounts of regulatory capital than we were required to maintain prior to implementation of such rules and may also limit or restrict how we utilize our capital. Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If Origin Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the Federal Reserve. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to exceed the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. Even if we meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital.
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
•the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws or regulations affecting us;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the number of securities analysts covering us;
•publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts' estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
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

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
At December 31, 2020, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operated through 43 banking centers in Texas, Louisiana and Mississippi. At December 31, 2020, our primary offices outside of Louisiana were located in Dallas, Texas, Houston, Texas and Ridgeland, Mississippi. At December 31, 2020, Origin Bank owned its main office building and 24 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, terms of which range from month to month to 19 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
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
At February 16, 2021, there were approximately 1,974 holders of record of our common stock as reported by our transfer agent.
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
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the SNL Index for U.S. Banks with net assets between $1.0 billion and $5.0 billion for the period beginning on May 9, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "OBNK", through December 31, 2020. The following reflects index values as of close of trading, assumes $100.00 invested on May 9, 2018, in our common stock, the Nasdaq Composite Index, the SNL Index for U.S. Banks total assets of $1.00 billion to $5.00 billion and the SNL Index for U.S. Banks total assets of $5.00 billion to $10.00 billion and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance. We neither make nor endorse any predictions as to our stock performance.

	May 9, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
Origin Bancorp, Inc.	$100.00	$120.51	$110.91	$100.48	$100.49	$97.49	$99.96	$112.41	$60.31	$65.87	$64.20	$83.80
Nasdaq Composite Index	100.00	102.32	109.62	90.40	105.31	109.08	108.98	122.24	104.91	137.04	152.15	175.34
SNL Index for U.S. Banks $1B - $5B	100.00	95.30	96.48	80.02	85.74	89.04	88.97	97.69	63.10	67.41	60.52	80.75
SNL Index for U.S. Banks $5B - $10B	100.00	99.12	97.82	83.46	88.67	93.39	91.65	101.18	65.96	70.31	64.15	89.45
Unregistered Sales of Equity Securities and Use of Proceeds
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
At December 31, 2020, approximately $29.2 million may yet be purchased under the stock buyback program. The following table summarizes the Company's stock repurchase activity for the years ended December 31, 2020 and 2019.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2019 - July 31, 2019	—	$—	—	$40,000
August 1, 2019 - August 31, 2019	300,000	33.53	300,000	29,941
September 1, 2019 - September 30, 2019	—	—	—	29,941
Total third quarter 2019	300,000	33.53	300,000	29,941
Total fourth quarter 2019	—	—	—	29,941
Total 2019	300,000	33.53	300,000	29,941
January 1, 2020 - January 31, 2020	—	—	—	29,941
February 1,2020 - February 29, 2020	—	—	—	29,941
March 1, 2020 - March 31, 2020	30,868	23.44	30,868	29,217
Total first quarter 2020	30,868	23.44	30,868	29,217
Total second quarter 2020	—	—	—	29,217
Total third quarter 2020	—	—	—	29,217
Total fourth quarter 2020	—	—	—	29,217
Total 2020	30,868	$23.44	30,868	$29,217

Item 6.    Selected Financial Data
The following tables set forth certain selected historical consolidated financial data as of and for each of the years ended December 31, 2020, 2019, 2018, 2017 and 2016, and is derived from our audited consolidated financial statements. You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and our consolidated financial statements and related notes contained in Item 8 of this report.

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of income data:
Total interest income	$228,702	$227,082	$188,096	$152,593	$139,151
Total interest expense	37,166	53,370	34,644	22,288	18,468
Net interest income	191,536	173,712	153,452	130,305	120,683
Provision for credit losses	59,900	9,568	1,014	8,336	30,078
Net interest income after provision for credit losses	131,636	164,144	152,438	121,969	90,605
Noninterest income	64,652	46,478	41,240	29,187	41,868
Noninterest expense	151,935	144,074	131,236	130,674	116,707
Income before income taxes	44,353	66,548	62,442	20,482	15,766
Income tax expense	7,996	12,666	10,837	5,813	2,916
Net income	$36,357	$53,882	$51,605	$14,669	$12,850
Pre-tax, pre-provision earnings ("PTPP")(1)	$104,253	$76,116	$63,456	$28,818	$45,844
Common stock dividends	8,870	5,887	2,937	2,535	2,331
Balance sheet data (period end):
Total assets	$7,628,268	$5,324,626	$4,821,576	$4,153,995	$4,071,455
Securities	1,054,356	541,203	606,174	436,753	408,738
Loans, net (2)	5,638,103	4,105,675	3,754,902	3,203,948	3,061,544
Allowance for credit losses	86,670	37,520	34,203	37,083	50,531
Goodwill and other intangible assets, net	30,480	31,540	32,861	24,336	24,854
Noninterest-bearing deposits	1,607,564	1,077,706	951,015	832,853	780,065
Total deposits	5,751,314	4,228,612	3,783,138	3,512,014	3,443,266
Total stockholders' equity (3)	647,150	599,262	549,779	455,342	448,657
SBLF preferred stock	—	—	—	48,260	48,260
Series D preferred stock	—	—	—	16,998	16,998

Earnings per share data:
Net income	$36,357	$53,882	$51,605	$14,669	$12,850
Preferred stock dividends	—	—	1,923	4,461	4,398
Net income allocated to participating stockholders	—	—	1,029	377	316
Net income available to common stockholders	$36,357	$53,882	$48,653	$9,831	$8,136
Common shares outstanding at end of period (4)	23,506,312	23,480,945	23,726,559	19,518,752	19,483,718
Weighted average common shares outstanding (4)	23,367,221	23,470,746	21,995,990	19,418,278	17,545,655
Weighted average diluted common shares outstanding (4)	23,511,952	23,674,065	22,194,429	19,634,412	17,733,061
Basic earnings per share (4)	$1.56	$2.30	$2.21	$0.51	$0.46
Diluted earnings per share (4)	1.55	2.28	2.20	0.50	0.46

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Performance ratios:
Return on average assets (5)	0.56%	1.06%	1.16%	0.36%	0.33%
Return on average equity (5)	5.82	9.27	10.07	3.19	3.11
Net interest margin, fully tax equivalent (6)	3.18	3.69	3.75	3.52	3.38
Efficiency ratio (7)	59.31	65.43	67.41	81.93	71.80
Dividend payout ratio	24.40	10.93	6.04	25.79	28.65

Asset quality ratios:
Nonperforming assets to total assets	0.38%	0.69%	0.75%	0.59%	1.67%
Nonperforming LHFI to LHFI	0.46	0.75	0.84	0.73	2.14
Allowance for credit losses to nonperforming LHFI	331.45	120.46	107.37	155.80	75.92
Allowance for credit losses to LHFI	1.51	0.91	0.90	1.14	1.62
Net charge-offs as a percentage of average LHFI (5)	0.22	0.15	0.13	0.69	0.71

Capital ratios:
Book value per common share	$27.53	$25.52	$23.17	$19.99	$19.68
Tangible book value per common share, (1) (as converted for periods prior to 2018)	26.23	24.18	21.79	18.74	18.42
Equity to assets	8.48%	11.25%	11.40%	10.96%	11.02%
Tier 1 leverage ratio	8.62	10.91	11.21	10.53	10.67
Common equity tier 1 capital to risk-weighted assets	9.95	11.74	11.94	9.35	9.42
Tier 1 capital to risk-weighted assets	10.11	11.94	12.16	11.25	11.33
Total capital to risk-weighted assets	13.79	12.76	12.98	12.26	12.58
____________________________
(1)PTPP earnings and tangible book value per common share, (as converted for periods prior to 2018), are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to their comparable GAAP measures, please see Non-GAAP financial measures under Item 7 of this report.
(2)Balances are shown net of the allowance for credit losses and exclude loans held for sale.
(3)Includes shares owned by our Employee Retirement Plan ("Retirement Plan") for periods prior to December 31, 2018.
(4)Presentation of share and per share amounts has been adjusted to reflect a 2-for-1 stock split that occurred on October 5, 2016.
(5)All average balances are calculated using average daily balances.
(6)Tax equivalent yields are calculated by applying a 21% estimated tax rate to tax-exempt interest earnings for the years ended December 31, 2020, 2019, and 2018. A 35% estimated tax rate is used for all periods prior to December 31, 2018.
(7)We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio is not calculated on a fully tax equivalent basis.

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
Discussion in this Form 10-K includes results of operations and financial condition for 2020 and 2019 and year-over-year comparisons between 2020 and 2019. For discussion on results of operations and financial condition pertaining to 2019 and 2018 and year-over-year comparisons between 2019 and 2018, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
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
Allowance for Credit Losses. Effective January 1, 2020, we adopted CECL, resulting in a change to the our reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. As a result, we recognized a one-time, after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.2 million and decreasing the off-balance sheet reserve by $381,000.
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate loans held for investment on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The amount of the allowance for loan credit losses is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of allowance for loan credit losses, it could materially and adversely affect our earnings. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are charged against the allowance for credit losses when management believes the loss is confirmed.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the regulatory capital impact for up to two years (beginning January 1, 2020), followed by a three-year transition period. We have elected to use the two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020 through December 31, 2021) followed by the three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).
Goodwill. Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, which is typically October 1 for the Company, or more often if events or circumstances indicate that there may be impairment. Because of the volatile market conditions during which the Company's market value fell below book value, the Company performed a qualitative assessment of whether it was more likely than not that the fair value was less than carrying value during each quarter of 2020 including a goodwill impairment assessment performed by a third party valuation specialist during the second quarter of 2020. Based on these assessments, it was determined that the Company's fair value exceeded carrying value and no goodwill impairment was recorded during 2020.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to its clients and communities. We provide a broad range of financial services to businesses, municipalities, high net-worth individuals and retail clients. We currently operate 44 banking centers located from Dallas/Fort Worth and Houston, Texas across North Louisiana and into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019
Net Interest Income
Year ended December 31, 2020, compared to year ended December 31, 2019
Net interest income for the year ended December 31, 2020, was $191.5 million, an increase of $17.8 million over the year ended December 31, 2019. The increase was primarily due to a $17.6 million reduction in total deposit interest expenses, coupled with a $11.6 million increase in income from mortgage warehouse lines of credit, offset by a $10.9 million total decrease in interest earned on loans held for investment ("LHFI") portfolio, excluding mortgage warehouse loans, during the year ended December 31, 2020, compared to the year ended December 31, 2019.
Deposit interest expense decreased to $27.2 million during the current year, compared to $44.7 million during the year ended December 31, 2019, primarily due to a reduction in deposit rates during the year. The average rate on interest-bearing deposit accounts was 0.52% for the current year, down from 1.30% for the year ended December 31, 2019, accounting for $22.6 million of the decrease in interest expense from the year ended December 31, 2019. The average rate on time deposits decreased to 1.62% for the current year ended December 31, 2020, down from 2.10% for the year ended December 31, 2019, providing an additional decrease of $3.5 million in interest expense. These two rate-driven interest expense declines were offset by a $10.5 million increase in interest expense due to an increase in the average balances of savings and interest-bearing transaction accounts when comparing the year ended December 31, 2020, to December 31, 2019.
Interest income on mortgage warehouse lines of credit increased by $11.6 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, due to higher mortgage activity driven by the low interest rate environment, coupled with additional mortgage warehouse clients being onboarded and funding loans during 2020. There was a 57.7% increase in mortgage warehouse clients at December 31, 2020, when compared to December 31, 2019. Interest income earned on commercial and industrial loans, excluding Paycheck Protection Program ("PPP") loans, decreased by $14.1 million during the year ended December 31, 2020, compared to December 31, 2019, primarily due to the impact of lower interest rates. The lower interest rates contributed a $24.5 million decrease, which was partially offset by a $10.4 million increase due to higher average commercial and industrial loan balances. PPP loans, which were funded beginning in the second quarter of the 2020 year as part of the CARES Act, contributed an additional $9.8 million in interest income during the year ended December 31, 2020. Please see Item 1 - Lending Activities in the Business section of the this report for more information on the CARES Act.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
(Dollars in thousands)	2020			2019			2018
Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,322,477	$59,059	4.47%	$1,247,941	$64,214	5.15%	$1,119,184	$54,777	4.89%
Construction/land/land development	554,038	25,255	4.56	505,795	27,918	5.52	369,999	19,579	5.29
Residential real estate	769,838	34,147	4.44	661,581	32,634	4.93	585,545	27,331	4.67
PPP	388,736	9,759	2.51	—	—	—	—	—	—
Commercial and industrial excl. PPP	1,321,912	54,860	4.15	1,324,002	68,991	5.21	1,100,560	54,633	4.96
Mortgage warehouse lines of credit	574,837	22,320	3.88	212,733	10,698	5.03	199,952	10,630	5.32
Consumer	18,707	1,195	6.39	20,809	1,426	6.85	20,941	1,410	6.73
LHFI	4,950,545	206,595	4.17	3,972,861	205,881	5.18	3,396,181	168,360	4.96
Loans held for sale	82,178	2,519	3.07	29,656	1,018	3.43	22,959	1,024	4.46
Loans receivable	5,032,723	209,114	4.16	4,002,517	206,899	5.17	3,419,140	169,384	4.95
Investment securities-taxable	536,816	11,302	2.11	469,100	11,975	2.55	404,280	9,843	2.43
Investment securities-non-taxable	214,224	5,428	2.53	102,258	3,327	3.25	124,907	4,465	3.57
Non-marketable equity securities held in other financial institutions	42,782	1,055	2.47	46,233	1,421	3.07	29,615	897	3.03
Interest-bearing deposits in banks	276,423	1,803	0.65	145,090	3,460	2.38	177,349	3,507	1.98
Total interest-earning assets	6,102,968	228,702	3.75	4,765,198	227,082	4.77	4,155,291	188,096	4.53
Noninterest-earning assets(2)	339,560			327,773			307,847
Total assets	$6,442,528			$5,092,971			$4,463,138
Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,904,587	$15,215	0.52%	$2,098,393	$27,330	1.30%	$1,996,364	$19,002	0.95%
Time deposits	735,297	11,935	1.62	827,720	17,386	2.10	712,913	10,669	1.50
Total interest-bearing deposits	3,639,884	27,150	0.75	2,926,113	44,716	1.53	2,709,277	29,671	1.10
FHLB advances & other borrowings	456,586	5,868	1.29	397,739	7,746	1.95	179,359	4,138	2.31
Securities sold under agreements to repurchase	12,388	27	0.22	29,256	351	1.20	32,604	282	0.86
Subordinated debentures	88,358	4,121	4.66	9,658	557	5.69	9,631	553	5.67
Total interest-bearing liabilities	4,197,216	37,166	0.89	3,362,766	53,370	1.59	2,930,871	34,644	1.18
Noninterest-bearing deposits	1,499,936			1,054,903			948,585
Other liabilities(2)	120,796			94,357			71,451
Total liabilities	5,817,948			4,512,026			3,950,907
Stockholders' Equity	624,580			580,945			512,231
Total liabilities and stockholders' equity	$6,442,528			$5,092,971			$4,463,138
Net interest spread			2.86%			3.18%			3.35%
Net interest income and margin		$191,536	3.14		$173,712	3.65		$153,452	3.69
Net interest income and margin - (tax equivalent)(3)		$194,196	3.18		$175,814	3.69		$155,856	3.75
____________________________

(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $37.7 million, $26.0 million and $30.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 9 - Mortgage Banking in the notes to our consolidated financial statements.
(3)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds and income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21%.

Rate/Volume Analysis
The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate changes has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of this table, changes attributable to both rate and volume that cannot be segregated, including the difference in day count, have been allocated to rate.

(Dollars in thousands)	Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,835	$(8,990)	$(5,155)
Construction/land/land development	2,663	(5,326)	(2,663)
Residential real estate	5,340	(3,827)	1,513
PPP	9,759	—	9,759
Commercial and industrial excl. PPP	10,388	(24,519)	(14,131)
Mortgage warehouse lines of credit	18,211	(6,589)	11,622
Consumer	(144)	(87)	(231)
Loans held for sale	1,804	(303)	1,501
Loans receivable	51,856	(49,641)	2,215
Investment securities-taxable	1,729	(2,402)	(673)
Investment securities-non-taxable	3,642	(1,541)	2,101
Non-marketable equity securities held in other financial institutions	(106)	(260)	(366)
Interest-bearing deposits in banks	3,132	(4,789)	(1,657)
Total interest-earning assets	60,253	(58,633)	1,620
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	10,500	(22,615)	(12,115)
Time deposits	(1,941)	(3,510)	(5,451)
FHLB advances & other borrowings	1,146	(3,024)	(1,878)
Securities sold under agreements to repurchase	(202)	(122)	(324)
Subordinated debentures	4,475	(911)	3,564
Total interest-bearing liabilities	13,978	(30,182)	(16,204)
Net interest income	$46,275	$(28,451)	$17,824

(Dollars in thousands)	Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$6,302	$3,135	$9,437
Construction/land/land development	7,186	1,153	8,339
Residential real estate	3,549	1,754	5,303
Commercial and industrial	11,092	3,266	14,358
Mortgage warehouse lines of credit	679	(611)	68
Consumer	(9)	25	16
Loans held for sale	299	(305)	(6)
Loans receivable	29,098	8,417	37,515
Investment securities-taxable	1,578	554	2,132
Investment securities-non-taxable	(810)	(328)	(1,138)
Non-marketable equity securities held in other financial institutions	503	21	524
Interest-bearing deposits in banks	(631)	592	(39)
Federal funds sold	—	(8)	(8)
Total interest-earning assets	29,738	9,248	38,986
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	971	7,357	8,328
Time deposits	1,718	4,999	6,717
FHLB advances & other borrowings	5,038	(1,430)	3,608
Securities sold under agreements to repurchase	(29)	98	69
Junior subordinated debentures	2	2	4
Total interest-bearing liabilities	7,700	11,026	18,726
Net interest income	$22,038	$(1,778)	$20,260
Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan losses, off-balance sheet commitments and security credit losses, is based on management's assessment of the adequacy of our allowance for credit losses ("ACL") for loans, securities and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.
Year ended December 31, 2020, compared to year ended December 31, 2019
On January 1, 2020, we adopted CECL and recognized a one-time cumulative effect adjustment to the allowance for loan credit losses of $1.2 million. CECL requires recording life-of-loan projected losses in the loan portfolio based on reasonable and supportable forecasts and related loan portfolio credit performance. At adoption on January 1, 2020, the economic effects resulting from the COVID-19 pandemic were unknown. As such, the economic scenario used to develop our estimate of CECL as of the adoption date assumed a continued moderate U.S. economic expansion compared to 2019. The prior accounting standard recorded reserves based on probable losses at the balance sheet date, generally resulting in lower reserve levels at the outset of an economic downturn.

Our earnings for the year ended December 31, 2020, were significantly impacted by the COVID-19 pandemic and the uncertainty surrounding the economic outlook and ongoing COVID-19 pandemic, which shaped the forecast we used in our calculation of the CECL estimate at December 31, 2020, and caused us to significantly increase our allowance for loan credit losses. If the pandemic worsens and drives further deterioration in the economic outlook we could continue to see an impact on earnings related to an increase in the provision for the allowance for loan credit losses.
Excluding PPP loans, at December 31, 2020, we had $538.6 million, or 10.4%, of our LHFI invested in key sectors that appear to be heavily affected by COVID-19 including: hotel, energy, non-essential retail, restaurant and assisted living. While we have recorded significant loss reserves, the reserves are an estimate and subject to change. Nonperforming LHFI in these key sectors impacted by COVID-19 was $5.9 million at December 31, 2020, while past due LHFI, defined as loans 30 days or more past due, as a percentage of LHFI, excluding PPP loans, in these key sectors impacted by COVID-19, was 1.0% at December 31, 2020.
We recorded provision expense of $59.9 million for the year ended December 31, 2020, an increase of $50.3 million from $9.6 million for the year ended December 31, 2019. The increase in provision expense from the year ended December 31, 2019, was primarily driven by an increase in the allowance for loan credit losses within the loan portfolio, primarily due to the COVID-19 impact on the economy and the adoption of CECL. Net charge-offs were $11.1 million during the year ended December 31, 2020, compared to $5.9 million during the year ended December 31, 2019. The increase was driven by $6.6 million in charge-offs from two lending relationships in 2020. The remaining balance, after charge-offs, of these two relationships as of December 31, 2020, were $1.5 million and $2.6 million included in the commercial and industrial and commercial real estate categories, respectively.
Pursuant to rules of the federal banking agencies, we have elected to use a two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020 through December 31, 2021) followed by a three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).
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
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
Noninterest income:	2020	2019	2018	$ Change	% Change	$ Change	% Change
Service charges and fees	$12,998	$13,859	$12,754	$(861)	(6.2)%	$1,105	8.7%
Mortgage banking revenue	29,603	12,309	9,620	17,294	140.5	2,689	28.0
Insurance commission and fee income	12,746	12,177	9,720	569	4.7	2,457	25.3
Gains (loss) on sales of securities, net	580	20	(8)	560	N/M	28	N/M
(Loss) on sales and disposals of other assets, net	(1,213)	(333)	(170)	(880)	N/M	(163)	95.9
Limited partnership investment income	78	(6)	823	84	N/M	(829)	(100.7)
Swap fee income	2,546	2,185	927	361	16.5	1,258	135.7
Change in fair value of equity investments	—	367	1,977	(367)	N/M	(1,610)	(81.4)
Other fee income	2,253	1,490	1,811	763	51.2	(321)	(17.7)
Other income	5,061	4,410	3,786	651	14.8	624	16.5
Total noninterest income	$64,652	$46,478	$41,240	$18,174	39.1	$5,238	12.7
____________________________
N/M = Not meaningful.
Year ended December 31, 2020, compared to year ended December 31, 2019
Noninterest income for the year ended December 31, 2020, increased by $18.2 million, or 39.1%, to $64.7 million, compared to $46.5 million for the year ended December 31, 2019. The increase in noninterest income during the year ended December 31, 2020, was largely driven by a $17.3 million increase in mortgage banking revenue, with less significant changes in other categories.
Mortgage banking revenue. The $17.3 million increase in mortgage banking revenue compared to the year ended December 31, 2019, was primarily driven by a $18.7 million increase in volume-related gains and income due to higher volumes of purchases and refinance activity during the year driven by falling interest rates, and a $4.0 million hedge gain, partially offset by a $5.7 million decrease in MSR valuation adjustment, net of amortization. After the historic purchase and re-finance market that we experienced in 2020, we expect refinance activity to decrease in 2021 which could reduce our mortgage banking revenue from the 2020 historic high levels.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
Noninterest expense:	2020	2019	2018	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$91,105	$88,974	$80,487	$2,131	2.4%	$8,487	10.5%
Occupancy and equipment, net	17,022	16,759	15,445	263	1.6	1,314	8.5
Data processing	8,321	6,961	6,182	1,360	19.5	779	12.6
Electronic banking	3,686	3,441	2,883	245	7.1	558	19.4
Communications	1,767	2,098	2,028	(331)	(15.8)	70	3.5
Advertising and marketing	3,710	3,808	4,275	(98)	(2.6)	(467)	(10.9)
Professional services	3,975	3,577	3,269	398	11.1	308	9.4
Regulatory assessments	3,826	1,694	2,457	2,132	125.9	(763)	(31.1)
Loan related expenses	6,316	4,174	3,039	2,142	51.3	1,135	37.3
Office and operations	5,624	6,674	5,881	(1,050)	(15.7)	793	13.5
Intangible asset amortization	1,060	1,321	961	(261)	(19.8)	360	37.5
Franchise tax expense	2,186	2,160	1,485	26	1.2	675	45.5
Other	3,337	2,433	2,844	904	37.2	(411)	(14.5)
Total noninterest expense	$151,935	$144,074	$131,236	$7,861	5.5	$12,838	9.8
Year ended December 31, 2020, compared to year ended December 31, 2019
Noninterest expense increased by $7.9 million, or 5.5%, in 2020 to $151.9 million, primarily due to increases of $2.1 million each in loan related expenses, regulatory assessments, salaries and employee benefits, and a $1.4 million increase in data processing expenses, partially offset by a $1.1 million decrease in office and operations expenses.
Loan related expenses. The increase in loan related expenses was primarily driven by a $1.5 million increase in loan subservicing costs. In the fourth quarter of 2019, we discontinued internal mortgage loan servicing operations and transferred our mortgage loan servicing to a sub-servicer reducing salaries and benefits as discussed below.
Regulatory assessments. The $2.1 million increase in regulatory assessments was primarily due to the recognition of a $1.0 million benefit from the Federal Deposit insurance Corporation ("FDIC") insurance fund, which reduced the total expenses for the year ended December 31, 2019. Additionally, significant growth in our assets during the last 12 months also contributed to the increase.
Salaries and employee benefits. The $2.1 million increase in salaries and employee benefits was primarily due to a $2.2 million increase in mortgage commissions due to the increased mortgage loan production and sale volumes. Bonuses also increased by $718,000 for mortgage warehouse and mortgage departments due to their increased production. Medical self-insurance costs also increased $458,000 due to higher medical claims during the year ended December 31, 2020. These increases were partially offset by a $1.2 million decrease in compensation due to the discontinuation of internal mortgage loan servicing operations.
Data processing. The $1.4 million increase in data processing was driven by various technology enhancements in 2020 including PPP loan origination platform, human resource system conversion and CECL software enhancements, none of which were individually significant factors in the change.
Office and operations. Office and operations expenses decreased by $1.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to reductions in travel and entertainment spending due to the COVID-19 pandemic and related restrictions.

Income Tax Expense
For the year ended December 31, 2020, we recognized income tax expense of $8.0 million, compared to $12.7 million for the year ended December 31, 2019. Our effective tax rate for the year ended December 31, 2020, was 18.0%, compared to 19.0% for the year ended December 31, 2019. The decrease in our effective tax rate for the year ended December 31, 2020, was primarily due to the decrease in our pre-tax income compared to 2019, which made the proportional effect on the tax-exempt items larger on the effective income tax rate.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at December 31, 2020, 2019, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
Comparison of Financial Condition at December 31, 2020, and December 31, 2019
General
Total assets increased by $2.30 billion, or 43.3%, to $7.63 billion at December 31, 2020, from $5.32 billion at December 31, 2019. The increase was primarily attributable to $1.58 billion increase in LHFI and $503.6 million increase in securities available for sale.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At December 31, 2020, 74.9% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.

The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

	December 31,				2020 vs. 2019
(Dollars in thousands)	2020		2019
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$1,387,939	24.2%	$1,296,847	31.3%	$91,092	7.0%
Construction/land/land development	531,860	9.3	517,688	12.5	14,172	2.7
Residential real estate	885,120	15.5	689,555	16.6	195,565	28.4
Total real estate	2,804,919	49.0	2,504,090	60.4	300,829	12.0
PPP	546,519	9.5	—	—	546,519	N/A
Commercial and industrial	1,271,343	22.3	1,343,475	32.5	(72,132)	(5.4)
Mortgage warehouse lines of credit	1,084,001	18.9	274,659	6.6	809,342	294.7
Consumer	17,991	0.3	20,971	0.5	(2,980)	(14.2)
Total LHFI	$5,724,773	100.0%	$4,143,195	100.0%	$1,581,578	38.2%

	December 31,
(Dollars in thousands)	2018		2017		2016
Real estate:	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,228,402	32.4%	$1,083,275	33.5%	$1,026,752	33.0%
Construction/land/land development	429,660	11.3	322,404	9.9	311,279	10.0
Residential real estate	629,714	16.6	570,583	17.6	414,226	13.3
Total real estate	2,287,776	60.3	1,976,262	61.0	1,752,257	56.3
Commercial and industrial	1,272,566	33.6	989,220	30.5	1,135,683	36.5
Mortgage warehouse lines of credit	207,871	5.5	255,044	7.9	201,997	6.5
Consumer	20,892	0.6	20,505	0.6	22,138	0.7
Total LHFI	$3,789,105	100.0%	$3,241,031	100.0%	$3,112,075	100.0%
At December 31, 2020, total LHFI were $5.72 billion, an increase of $1.58 billion, or 38.2%, compared to $4.14 billion at December 31, 2019. The increase reflected growth in all significant loan categories except for commercial and industrial loans. The largest increases are primarily reflected in mortgage warehouse lines of credit and PPP loans, which increased $809.3 million and $546.5 million, respectively. The increase in mortgage warehouse lines of credit is primarily due to increased mortgage activity driven by the continued low interest rate environment, coupled with additional mortgage warehouse clients being onboarded and funding loans during 2020. This increased mortgage related activity, as well as market disruption following merger activity by our peers and competitors, has allowed us to add new customers in the warehouse lines of credit portfolio, and caused us to increase limits to support the record volume of loan purchase and refinance activity. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio, however, we believe the volume within our mortgage warehouse lines of credit portfolio will decline over the next year.
Under the CARES Act, Congress allocated funds to the PPP, which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. These loans, totaling $546.5 million for the Company at December 31, 2020, have maximum maturity of two years, and we anticipate many of them will be forgiven by the Small Business Administration under the terms of the PPP before their maturity date. As of February 18, 2021, $88.8 million of Origin Bank originated PPP loans have been forgiven under this program. The loans will bear a fixed rate of interest at one percent for the entire term.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at December 31, 2020. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	December 31, 2020
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$228,706	$846,217	$313,016	$1,387,939
Construction/land/land development	164,902	315,024	51,934	531,860
Residential real estate loans	108,719	388,368	388,033	885,120
Total real estate	502,327	1,549,609	752,983	2,804,919
Commercial and industrial loans	607,575	1,095,893	114,394	1,817,862
Mortgage warehouse lines of credit	1,084,001	—	—	1,084,001
Consumer loans	6,088	10,649	1,254	17,991
Total LHFI	$2,199,991	$2,656,151	$868,631	$5,724,773

Amounts with fixed rates	$277,547	$1,763,816	$276,292	$2,317,655
Amounts with variable rates	1,922,444	892,335	592,339	3,407,118
Total	$2,199,991	$2,656,151	$868,631	$5,724,773
Loan Portfolio COVID-19 Impact
The COVID-19 pandemic has continued to have a severe impact on the U.S. economy leading to severe unemployment and a recession. Consequently, the deteriorating economic outlook caused us to significantly increase the allowance for loan credit losses during the year ended December 31, 2020, resulting in additional provision expense and reduced earnings during the period. Due to the ongoing economic impact of the COVID-19 pandemic and governmental efforts to contain it, we believe that certain sectors of the U.S. economy may be more affected than others. Some of the sectors in which we operate that may experience a more significant impact include hotel, energy, non-essential retail, restaurant and assisted living. At December 31, 2020, we had $538.6 million, or 10.4%, of our LHFI, excluding PPP loans, invested in these sectors and, while we have recorded significant loss reserves, the reserves are an estimate and subject to change. Nonperforming LHFI in the sectors impacted by COVID-19 was $5.9 million at December 31, 2020, while past due LHFI, defined as loans 30 days or more past due, as a percentage of LHFI in these sectors, excluding PPP loans, was 1.0% at December 31, 2020. Loans in COVID-19 related forbearance totaled $97.7 million and represented 1.9% of LHFI, excluding PPP loans, at December 31, 2020. It is difficult to predict the future impact of the COVID-19 pandemic as there is significant ongoing uncertainty surrounding the course of the COVID-19 pandemic, including the possible implementation of new or additional restrictions on economic activity.

Certain key data regarding the sectors that may experience a more significant impact due to COVID-19 at December 31, 2020, is reflected in the table below. The information presented excludes PPP loans.

(Dollars in thousands) Selected sectors	Outstanding Balance	Loans Under Forbearance	Past Due	NPL
Hotel	$63,218	$21,959	$—	$—
Energy	39,346	676	1,451	1,451
Non-essential retail	176,522	25,177	2,587	2,979
Restaurant	117,844	7,761	—	—
Assisted living	141,657	11,470	1,500	1,500
Selected sectors	538,587	67,043	5,538	5,930
All other LHFI	4,639,667	30,609	20,225	20,219
Total LHFI	$5,178,254	$97,652	$25,763	$26,149
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
Although we have seen an impact from the COVID-19 pandemic, the ultimate impact is still unknown. The ongoing economic uncertainty, possibility of additional governmental restrictions on economic activity and relatively high unemployment rate has created conditions that could cause an increase in nonperforming loans in future periods. At December 31, 2020, we have granted COVID-19 forbearances in the form of principal or interest deferments, rate concessions or principal deferments to 49 loans with outstanding loan amounts totaling $97.7 million.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	December 31,
Nonperforming LHFI	2020	2019	2018	2017	2016
Commercial real estate	$3,704	$6,994	$8,281	$1,745	$1,975
Construction/land/land development	2,962	4,337	935	1,097	816
Residential real estate	6,530	5,132	6,668	7,166	7,188
Commercial and industrial	12,897	14,520	15,792	13,512	56,372
Consumer	56	163	180	282	210
Total nonperforming LHFI	26,149	31,146	31,856	23,802	66,561
Nonperforming loans held for sale	681	927	741	—	—
Total nonperforming loans	26,830	32,073	32,597	23,802	66,561
Other real estate owned
Commercial real estate, construction/land/land development	266	4,165	2,993	390	794
Residential real estate	1,318	487	746	109	779
Total other real estate owned	1,584	4,652	3,739	499	1,573
Other repossessed assets owned	343	101	—	75	—
Total repossessed assets owned	1,927	4,753	3,739	574	1,573
Total nonperforming assets	$28,757	$36,826	$36,336	$24,376	$68,134
Troubled debt restructuring loans - nonaccrual	$5,671	$6,609	$5,793	$2,622	$10,900
Troubled debt restructuring loans - accruing	3,314	1,843	2,054	14,234	4,225
Total LHFI	5,724,773	4,143,195	3,789,105	3,241,031	3,112,075
Ratio of nonperforming LHFI to total LHFI	0.46%	0.75%	0.84%	0.73%	2.14%
Ratio of nonperforming assets to total assets	0.38	0.69	0.75	0.59	1.67

At December 31, 2020, total nonperforming LHFI decreased by $5.0 million, or 16.0%, from December 31, 2019. The decrease in nonperforming commercial real estate loans is due to a $5.0 million charge-offs for one relationship during the year ended December 31, 2020. The decrease in other real estate owned was primarily due to the fact that we sold one of our branch properties during the year ended December 31, 2020. Please see Note 4 - Loans within our consolidated financial statements for more information on nonperforming loans.
Potential Problem Loans
From a credit risk standpoint, we classify loans in one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. While potentially weak, no loss of principal or interest is envisioned and these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower might be in jeopardy.
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2020, is included in Note 4 - Loans in the notes to our consolidated financial statements contained in Item 8 of this report.

Allowance for Loan Losses
Effective January 1, 2020, the Company adopted CECL resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. Please see the discussion in Note 1 - Significant Accounting Policies in the notes to our consolidated financial statements titled "Effect of Recently Adopted Accounting Standards" for a description of policy revisions resulting from the Company's adoption of ASU 2016-13.
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and December 31, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
The amount of the allowance for loan credit losses is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of the allowance for loan credit losses, it would materially and adversely affect our earnings.
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
We establish general allocations for each major loan category and credit quality. The general allocation is based, in part, on historical charge-off experience and loss given default methodology, derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. We give consideration to trends, changes in loan mix, delinquencies, prior losses, reasonable and supportable forecasts and other related information.
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
The following table presents the allowance for credit loss by loan category:

	December 31,
(Dollars in thousands)	2020		2019		2018
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$15,430	24.2%	$10,013	31.3%	$8,999	32.4%
Construction/land/land development	8,191	9.3	3,711	12.5	3,331	11.3
Residential real estate	9,418	15.5	6,332	16.6	5,705	16.6
Commercial and industrial	51,857	31.8	16,960	32.5	15,616	33.6
Mortgage warehouse lines of credit	856	18.9	262	6.6	316	5.5
Consumer	918	0.3	242	0.5	236	0.6
Total	$86,670	100.0%	$37,520	100.0%	$34,203	100.0%

	December 31,
(Dollars in thousands)	2017		2016
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$8,998	33.5%	$8,718	33.0%
Construction/land/land development	2,950	9.9	2,805	10.0
Residential real estate	5,807	17.6	5,003	13.3
Commercial and industrial	18,831	30.5	33,590	36.5
Mortgage warehouse lines of credit	214	7.9	139	6.5
Consumer	283	0.6	276	0.7
Total	$37,083	100.0%	$50,531	100.0%
____________________________
(1)Represents the ratio of each loan type to total LHFI.
Our allowance for credit losses increased by $49.2 million, or 131.0%, to $86.7 million at December 31, 2020, from $37.5 million at December 31, 2019. The ratio of allowance for credit losses to total LHFI at December 31, 2020 and 2019, was 1.51% and 0.91%, respectively. The increase in the total allowance for loan credit losses was primarily driven by the impact of the COVID-19 pandemic after the adoption of CECL. Our allowance for loan credit losses may increase in the future as the continuing impact of the COVID-19 is currently unknown and difficult to forecast. Please see the section titled Loan Portfolio COVID-19 Impact included above in this section for additional information and metrics related to the impact of the COVID-19 pandemic.
We recognized a one-time after tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.2 million and decreasing the off-balance sheet reserve by $381,000 due to the adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Our investment securities were not materially affected by the adoption of this ASU due to the nature of the portfolio.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Years Ended December 31,
Allowance for credit losses	2020	2019	2018	2017	2016
Balance at beginning of period	$37,520	$34,203	$37,083	$50,531	$41,230
Impact of adopting ASC 326	1,248	—	—	—	—
Provision for loan losses	59,028	9,207	1,581	8,219	31,165
Charge-offs:
Commercial real estate	4,924	1,420	1,300	463	422
Construction/land/land development	—	38	228	3	24
Residential real estate	692	265	407	1,446	505
Commercial and industrial	6,702	8,231	5,068	21,767	24,851
Mortgage warehouse lines of credit	—	29	—	—	—
Consumer	76	148	121	198	604
Total charge-offs	12,394	10,131	7,124	23,877	26,406
Recoveries:
Commercial real estate	19	341	226	93	25
Construction/land/land development	1	40	6	5	7
Residential real estate	202	185	133	125	185
Commercial and industrial	1,022	3,627	2,206	1,918	4,199
Mortgage warehouse lines of credit	—	—	—	—	—
Consumer	24	48	92	69	126
Total recoveries	1,268	4,241	2,663	2,210	4,542
Net charge-offs	11,126	5,890	4,461	21,667	21,864
Balance at end of period	$86,670	$37,520	$34,203	$37,083	$50,531
Ratio of allowance for credit losses to:
Nonperforming LHFI	331.45%	120.46%	107.37%	155.80%	75.92%
LHFI	1.51	0.91	0.90	1.14	1.62
Net charge-offs as a percentage of:
Provision for loan credit losses	18.85	63.97	282.16	263.62	70.16
Allowance for credit losses	12.84	15.70	13.04	58.43	43.27
Average LHFI	0.22	0.15	0.13	0.69	0.71
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

Our securities portfolio totaled $1.05 billion at December 31, 2020, representing an increase of $513.2 million, or 94.8%, from $541.2 million at December 31, 2019. The increase was a result of increased liquidity on hand and our continued focus on maintaining an appropriately positioned asset mix and earnings profile. For additional information regarding our securities portfolio, please see Note 3 - Securities in the consolidated financial statements contained in Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2020		2019		2018
Available for sale:	Amount	% of Total	Amount	% of Total	Amount	% of Total
State and municipal securities	$442,185	44.0%	$99,184	19.8%	$100,883	17.5%
Corporate bonds	65,938	6.6	16,817	3.4	11,034	1.9
U.S. government and agency securities	849	0.1	5,238	1.0	61,150	10.6
Commercial mortgage-backed securities	11,080	1.1	12,144	2.4	16,766	2.9
Residential mortgage-backed securities	214,951	21.4	207,506	41.4	186,315	32.4
Commercial collateralized mortgage obligations	—	—	4,394	0.9	—	—
Residential collateralized mortgage obligations	195,343	19.4	155,787	31.1	199,496	34.7
Asset-backed securities	74,328	7.4	—	—	—	—
Total	$1,004,674	100.0%	$501,070	100.0%	$575,644	100.0%
Held to maturity:
State and municipal securities, net of allowance	$38,128		$28,620		$19,169
Securities carried at fair value through income:
State and municipal securities	$11,554		$11,513		$11,361

The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2020. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2020
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)	$3,237	2.44%	$39,267	1.46%	$61,799	2.02%	$337,882	2.20%	$442,185	2.11%
Corporate bonds	—	—	12,305	4.10	53,130	4.58	503	4.50	65,938	4.49
U.S. government and agency securities	—	—	—	—	277	2.38	572	2.18	849	2.25
Commercial mortgage-backed securities	—	—	1,715	3.31	9,365	1.77	—	—	11,080	2.01
Residential mortgage-backed securities	—	—	371	3.41	36,179	2.31	178,401	1.94	214,951	2.00
Residential collateralized mortgage obligations	—	—	—	—	—	—	195,343	1.37	195,343	1.37
Asset-backed securities	—	—	—	—	—	—	74,328	1.16	74,328	1.16
Total securities available for sale	$3,237	2.44	$53,658	2.14	$160,750	2.92	$787,029	1.84	$1,004,674	2.03
Held to maturity:
State and municipal securities (1)	12,999	3.03	—	—	25,195	3.07	—	—	38,194	3.06
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	11,554	4.28	11,554	4.28
Total	$16,236	2.91	$53,658	2.14	$185,945	2.94	$798,583	1.88	$1,054,422	2.09
____________________________
(1)Tax-exempt security yields are calculated without consideration of their tax benefit status.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay outstanding amounts. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average life of these securities.
Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of consolidated stockholders' equity at December 31, 2020 or 2019. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.
Securities Carried at Fair Value through Income
At December 31, 2020 and 2019, we held two fixed-rate community investment bonds totaling $11.6 million and $11.5 million, respectively. We elected the fair value option on these securities to offset corresponding changes in the fair value of related interest rate swap agreements.

Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. Increases of $529.9 million, $512.9 million and $278.6 million in noninterest-bearing, money market and brokered deposits, respectively, drove the increase in total deposits compared to December 31, 2019, partially due to depositors moving into a statistically higher percentage of personal savings rates during the year and also due to the funding of PPP loans into noninterest-bearing demand deposit accounts during the year ended December 31, 2020. Additionally, short-term brokered deposits were utilized to fund the growth in mortgage warehouse lines of credit during the 2020 year.
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
The following table presents our deposit mix at the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$1,607,564	28.0%	$1,077,706	25.5%	$951,015	25.1%
Interest-bearing demand	1,052,639	18.3	776,037	18.4	738,725	19.5
Money market	1,789,914	31.0	1,277,053	30.2	815,997	21.6
Time deposits	664,766	11.6	790,810	18.7	796,552	21.1
Brokered (1)	431,180	7.5	152,556	3.6	332,341	8.8
Savings	205,252	3.6	154,450	3.6	148,508	3.9
Total deposits	$5,751,315	100.0%	$4,228,612	100.0%	$3,783,138	100.0%
____________________________
(1)Brokered time deposits of $7.9 million are included in the brokered category for December 31, 2018. There were no brokered time deposits at December 31, 2020 or 2019.
Increases of $529.9 million, $512.9 million and $278.6 million in noninterest-bearing, money market and brokered deposits, respectively, drove the increase in total deposits compared to December 31, 2019, partially due to depositors moving into a statistically higher percentage of personal savings rates during the year. Additionally, due to the high volume of mortgage loans funded under the mortgage warehouse lines of credit, we utilized short term brokered deposits to partially fund the growth in warehouse lines, which drove the increase in brokered deposits from December 31, 2019.
The following schedule reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$860,877	$4,170	0.48%	$697,540	$6,026	0.86%	$690,061	$3,951	0.57%
Money market	1,526,510	9,776	0.64	1,028,556	15,996	1.56	887,817	9,328	1.05
Time deposits	735,297	11,935	1.62	827,720	17,284	2.09	712,913	10,669	1.50
Brokered	336,902	1,049	0.31	218,714	5,157	2.36	270,109	5,530	2.05
Savings	180,298	220	0.12	153,583	253	0.16	148,377	193	0.13
Total interest-bearing	3,639,884	27,150	0.75	2,926,113	44,716	1.53	2,709,277	29,671	1.10
Noninterest-bearing demand	1,499,936	—		1,054,903	—		948,585	—
Total average deposits	$5,139,820	$27,150	0.53	$3,981,016	$44,716	1.12	$3,657,862	$29,671	0.81
Our average deposit balance was $5.14 billion for the year ended December 31, 2020, an increase of $1.16 billion, or 29.1%, from $3.98 billion for the year ended December 31, 2019. The average annualized rate paid on our interest-bearing deposits for the year ended December 31, 2020, was 0.75%, compared to 1.53% for the year ended December 31, 2019. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since December 31, 2019. The Federal Reserve lowered the federal funds target rate twice from January 1, 2020, to December 31, 2020, resulting in an aggregate 150 basis point decrease in the target rate. When the target rate reductions began, we took action to lower deposit rates on nonmaturity deposits. Our Louisiana market deposits also increased $531.8 million compared to December 30, 2019, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.
Average noninterest-bearing deposits at December 31, 2020, were $1.5 billion, compared to $1.1 billion at December 31, 2019, an increase of $445.0 million, or 42.2%, and represented 29.2% and 26.5% of average total deposits for the years ended December 31, 2020 and 2019, respectively.
The following table presents the maturity distribution of our time deposits at December 31, 2020:

(Dollars in thousands)	Time Deposits
Remaining maturity:	Certificates less than $100,000	Certificates of $100,000 or more
3 months or less	$33,884	$122,621
Over 3 through 6 months	29,584	132,223
Over 6 through 12 months	35,142	144,062
Over 12 months	47,471	119,779
Total	$146,081	$518,685
Borrowings
Short-term FHLB advances increased $550.0 million at December 31, 2020 compared to December 31, 2019, as a result of our decision to fund PPP loans and the increase in mortgage warehouse lines of credit with non-core funding sources. Additionally, long-term advances from the FHLB decreased by $1.9 million, or 0.7%, at December 31, 2020, compared to December 31, 2019.

Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018
Overnight repurchase agreements with depositors	$8,408	$16,717	$40,314
Short-term FHLB advances (1)	650,000	100,000	100,000
GNMA repurchase liability	55,485	27,860	30,649
Long-term FHLB advances (2)	270,715	272,613	274,261
Total FHLB advances and other borrowings	$984,608	$417,190	$445,224
Subordinated debentures	$157,181	$9,671	$9,644
____________________________
(1)Short-term FHLB advances at December 31, 2020, carried a fixed interest rate of 0.10% and matured on January 4, 2021; at December 31, 2019, short-term FHLB advances carried a fixed interest rate of 1.35%, and matured on January 2, 2020; at December 31, 2018, short-term FHLB advances carried a fixed interest rate of 2.70%, and matured on January 2, 2019.
(2)Includes a FHLB advance of $250.0 million at December 31, 2020, 2019, and 2018, callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 0.22% and 1.20% for the years ended December 31, 2020 and 2019, respectively.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year. Interest rates for FHLB long-term advances outstanding at December 31, 2020, ranged from 1.65% to 5.72% and were subject to restrictions or penalties in the event of prepayment.
At December 31, 2020, we held 35 unfunded letters of credit from the FHLB totaling $527.4 million with expiration dates ranging from January 20, 2021, to November 4, 2022. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers' businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2020 and 2019, were $456.9 million and $601.9 million, respectively.
Additionally, at December 31, 2020, we had the ability to borrow $793.2 million from the discount window at the Federal Reserve Bank of Dallas ("FRB"), with $999.7 million in commercial and industrial loans pledged as collateral. There were no borrowings against this line at December 31, 2020.
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

In October 2020, we completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. We may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and $51.0 million was transferred to Origin Bank during the fourth quarter of 2020, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank.

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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At December 31, 2020 and 2019, our cash and liquid securities totaled 13.6% and 8.4% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $42.9 million and $5.9 million at December 31, 2020 and 2019, respectively. This cash is available for the general corporate purposes described above, as well as providing capital support to the Bank and financing potential future acquisitions. In addition, the Company has up to $50.0 million available under a line of credit. See Note 11 - Borrowings contained in Item 8 of this report for more information.
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies. See "Item 1. Business - Regulation and Supervision" above for more information.
As previously discussed, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. We have accessed and repaid liquidity both under the PPPLF and FHLB advance window during the year ended December 31, 2020, and currently have access to $2.91 billion of contingent liquidity sources including FHLB availability and PPPLF availability. We believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further or for an extended period.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either December 31, 2020, or December 31, 2019. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at December 31, 2020.

In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes provided us with $68.8 million in additional liquidity.
In October 2020, we completed an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to floating rate subordinated notes due 2030 (the “4.50% Notes”).
In July 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $40 million of our outstanding common stock. Please see the stock repurchases paragraphs under the Stockholders' Equity section of this Part II, Item 7 for more information on our stock buyback program.
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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

(Dollars in thousands)	Payments Due by Period
December 31, 2020	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Operating lease obligations	$4,330	$7,702	$4,624	$11,165	$27,821
FHLB advances	651,090	6,447	4,661	258,517	920,715
Subordinated debentures	—	—	—	160,826	160,826
Time deposits	497,515	134,428	32,823	—	664,766
Limited partnership investments(1)	3,170	—	—	—	3,170
Low income housing tax credits	436	165	274	319	1,194
Overnight repurchase agreements with depositors	8,408	—	—	—	8,408
Total contractual obligations	$1,164,949	$148,742	$42,382	$430,827	$1,786,900
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

The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	December 31, 2020
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$641,951	$428,893	$163,520	$107,137	$1,341,501
Standby letters of credit	34,212	8,699	—	—	42,911
Total off-balance sheet commitments	$676,163	$437,592	$163,520	$107,137	$1,384,412
____________________________
(1)Includes $504.6 million of unconditionally cancellable commitments at December 31, 2020.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. At December 31, 2020, stockholders' equity was $647.2 million, representing an increase of $47.9 million, or 8.0%, compared to $599.3 million at December 31, 2019. Net income of $36.4 million and other comprehensive income of $19.3 million for the year ended December 31, 2020, were the primary drivers of the increase in stockholders' equity compared to December 31, 2019, and was partially offset by the $8.9 million dividend paid on the Company's common stock and the $723,000 repurchase of the Company's common stock that occurred during the period.
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

Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision". Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2020 and 2019, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

	December 31,
(Dollars in thousands)	2020		2019
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$604,306	9.95%	$561,630	11.74%
Tier 1 capital (to risk-weighted assets)	613,682	10.11	570,975	11.94
Total capital (to risk-weighted assets)	837,058	13.79	610,305	12.76
Tier 1 capital (to average assets)	613,682	8.62	570,975	10.91

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$637,863	10.53%	$551,060	11.55%
Tier 1 capital (to risk-weighted assets)	637,863	10.53	551,060	11.55
Total capital (to risk-weighted assets)	782,503	12.92	590,390	12.38
Tier 1 capital (to average assets)	637,863	8.99	551,060	10.56
The Notes and the 4.50% Notes both qualify as Tier 2 capital for the Company, and the $51.0 million that was transferred to Origin Bank during the fourth quarter of 2020, qualifies as Tier 1 capital for regulatory capital purposes at the Bank.
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

	December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Calculation of PTPP Earnings:
Net Income	$36,357	$53,882	$51,605	$14,669	$12,850
Plus: provision for credit losses	59,900	9,568	1,014	8,336	30,078
Plus: income tax expense	7,996	12,666	10,837	5,813	2,916
PTPP Earnings	$104,253	$76,116	$63,456	$28,818	$45,844

Calculation of Tangible Book Value per Common Share:
Total common stockholders' equity (1)	$647,150	$599,262	$549,779	$455,342	$448,657
Less: Preferred stock, Series SBLF	—	—	—	48,260	48,260
Convertible preferred stock, Series D	—	—	—	16,998	16,998
Goodwill and other intangible assets, net	30,480	31,540	32,861	24,336	24,854
Tangible Common Equity (1)	$616,670	$567,722	$516,918	$365,748	$358,545
Plus: Convertible preferred stock, Series D	—	—	—	16,998	16,998
Tangible common equity(1), as converted	$616,670	$567,722	$516,918	$365,765	$358,562
Divided by common shares, as converted (1)	23,506,312	23,480,945	23,726,559	20,420,396	20,385,362
Tangible Book Value per Common Share, as converted	$26.23	$24.18	$21.79	$18.74	$18.42
____________________________
(1)Including ESOP-owned shares of 34,991 and 28,564 for the years ended December 31, 2017 and 2016, respectively.
(2)Assumes the conversion of 901,644 shares of Series D preferred stock into common stock on a one-for-one basis for the years ended December 31, 2017 and 2016, respectively.

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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by declining interest rates in the near future. We are modeling outside of policy in the down 100 and down 200 basis point rate scenarios, and we continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	December 31, 2020
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	9.0%	0.2%
+300	6.0	(0.3)
+200	3.7	0.5
+100	1.3	0.7
Base
-100	(9.5)	(5.8)
-200	(19.7)	2.5
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
Market Risk
.Regulators have encouraged banks to transition away from the use of the London Interbank Offered Rate ("LIBOR") as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next few years. Please see Item 1A Risk Factors - Risks Related to Our Business for further information.

Item 8.    Financial Statements and Supplementary Data
ORIGIN BANCORP, INC.
Financial Statements
DECEMBER 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, the allowance for credit losses is considered a critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses
The Company’s loan portfolio totaled $5.72 billion as of December 31, 2020 and the allowance for credit losses on loans was $86.7 million. The Company’s unfunded loan commitments totaled $1.3 billion, with an allowance for credit loss of $2.3 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $1.0 billion as of December 31, 2020, and the allowance for credit losses on securities was $66,000. Together these amounts represent the allowance for credit losses (“ACL”).
As more fully described in Notes 1, 3 and 4 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.
The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, loan credit risk grading and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL.
We identified the ACL at December 31, 2020 as well as at the January 1, 2020 adoption date of Topic 326, as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management's estimates, such as evaluating management's identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.
The primary procedures we performed at initial adoption of Topic 326 and as of December 31, 2020, to address this critical audit matter included:
•Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL.
•Tested the design and operating effectiveness of controls, including those related to technology, over the ACL, including:
◦loan data completeness and accuracy,
◦reconciliation of loan balances accounted for at amortized cost and underlying detail,
◦classifications of loans by loan pool,
◦historical charge-off data,
◦the calculation of loss rates given probability of default and loss given default,
◦review of commercial real-estate appraisals,
◦the calculation of estimated remaining lives of the loans,
◦the establishment of qualitative adjustments,
◦loan credit risk ratings,
◦establishment of specific ACL on individually evaluated loans,
◦and management’s review and disclosure controls over the ACL;
•Tested of completeness and accuracy of the information utilized in the ACL, including evaluating the relevance and reliability of such information;
•Tested the ACL model’s computational accuracy such as probability of default, loss given default and estimated remaining lives of loans;
•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions including consideration of impact of the COVID-19 pandemic;
•Tested the loan review functions and evaluated the reasonableness of loan credit risk ratings;
•Evaluated the reasonableness of specific allowances on individually evaluated loans;
•Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer groups;
•Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements;
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings;
•Tested estimated utilization rate of unfunded loan commitments;
•Reviewed documentation prepared to assess the methodology utilized in the ACL calculation for securities for reasonableness.

Goodwill Impairment Analysis
The Company’s goodwill totaled $26.7 million at December 31, 2020. As discussed in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment at the reporting segment level on an annual basis on October 1, or more often if events or circumstances indicate that there may be impairment. Because of the volatile market conditions, the Company’s market value fell below book value and the Company performed a qualitative assessment each quarter during 2020 and included the use of a third-party valuation specialist during the second quarter of 2020. Based on these assessments, it was determined that the fair value of each of the Company’s reporting segments exceeded their carrying value. No goodwill impairment was recorded as a result.
We identified the valuation of goodwill as a critical audit matter due to the subjective nature of the assumptions used to estimate the reporting unit’s fair value. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company's forecasted cash flows, discount rate and terminal value, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's goodwill impairment process, including controls over management's review of the significant assumptions described above.
To test the estimated fair value of the Company's reporting units, with the support of our internal valuation specialists, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the fair value estimate of the reporting unit resulting from changes in the assumptions. In addition, we tested management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ BKD, LLP

We have served as the Company’s auditor since 2016.

Little Rock, Arkansas
March 2, 2021

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Cash and due from banks	$60,544	$62,160
Interest-bearing deposits in banks	316,670	229,358
Total cash and cash equivalents	377,214	291,518
Securities:
Available for sale	1,004,674	501,070
Held to maturity, net allowance for credit losses of $66 at December 31, 2020, (fair value of $41,205 and $29,523 at December 31, 2020, and December 31, 2019, respectively)	38,128	28,620
Securities carried at fair value through income	11,554	11,513
Total securities	1,054,356	541,203
Non-marketable equity securities held in other financial institutions	62,586	39,808
Loans held for sale ($136,026 and $36,977 at fair value at December 31, 2020, and December 31, 2019, respectively)	191,512	64,837
Loans, net of allowance for credit losses of $86,670 and $37,520 at December 31, 2020, and December 31, 2019, respectively ($17,011 and $17,670 at fair value at December 31, 2020, and December 31, 2019, respectively)	5,638,103	4,105,675
Premises and equipment, net	81,763	80,457
Mortgage servicing rights	13,660	20,697
Cash surrender value of bank-owned life insurance	37,553	37,961
Goodwill and other intangible assets, net	30,480	31,540
Accrued interest receivable and other assets	141,041	110,930
Total assets	$7,628,268	$5,324,626
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,607,564	$1,077,706
Interest-bearing deposits	3,478,985	2,360,096
Time deposits	664,766	790,810
Total deposits	5,751,315	4,228,612
Federal Home Loan Bank ("FHLB") advances and other borrowings	984,608	417,190
Subordinated debentures, net	157,181	9,671
Accrued expenses and other liabilities	88,014	69,891
Total liabilities	6,981,118	4,725,364
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,506,312 and 23,480,945 shares issued at December 31, 2020 and 2019, respectively)	117,532	117,405
Additional paid‑in capital	237,341	235,623
Retained earnings	266,628	239,901
Accumulated other comprehensive income	25,649	6,333
Total stockholders' equity	647,150	599,262
Total liabilities and stockholders' equity	$7,628,268	$5,324,626
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Interest and dividend income
Interest and fees on loans	$209,114	$206,899	$169,384
Investment securities-taxable	11,302	11,975	9,843
Investment securities-nontaxable	5,428	3,327	4,465
Interest and dividend income on assets held in other financial institutions	2,858	4,881	4,404
Total interest and dividend income	228,702	227,082	188,096
Interest expense
Interest-bearing deposits	27,150	44,716	29,671
FHLB advances and other borrowings	5,895	8,097	4,420
Subordinated debentures	4,121	557	553
Total interest expense	37,166	53,370	34,644
Net interest income	191,536	173,712	153,452
Provision for credit losses	59,900	9,568	1,014
Net interest income after provision for credit losses	131,636	164,144	152,438
Noninterest income
Service charges and fees	12,998	13,859	12,754
Mortgage banking revenue	29,603	12,309	9,620
Insurance commission and fee income	12,746	12,177	9,720
Gain (loss) on sales of securities, net	580	20	(8)
(Loss) on sales and disposals of other assets, net	(1,213)	(333)	(170)
Limited partnership investment (loss) income	78	(6)	823
Swap fee income	2,546	2,185	927
Change in fair value of equity investments	—	367	1,977
Other fee income	2,253	1,490	1,811
Other income	5,061	4,410	3,786
Total noninterest income	64,652	46,478	41,240
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(continued)

	Years Ended December 31,
	2020	2019	2018
Noninterest expense
Salaries and employee benefits	91,105	88,974	80,487
Occupancy and equipment, net	17,022	16,759	15,445
Data processing	8,321	6,961	6,182
Electronic banking	3,686	3,441	2,883
Communications	1,767	2,098	2,028
Advertising and marketing	3,710	3,808	4,275
Professional services	3,975	3,577	3,269
Regulatory assessments	3,826	1,694	2,457
Loan related expenses	6,316	4,174	3,039
Office and operations	5,624	6,674	5,881
Intangible asset amortization	1,060	1,321	961
Franchise tax expense	2,186	2,160	1,485
Other expenses	3,337	2,433	2,844
Total noninterest expense	151,935	144,074	131,236
Income before income tax expense	44,353	66,548	62,442
Income tax expense	7,996	12,666	10,837
Net income	$36,357	$53,882	$51,605
Preferred stock dividends	$—	$—	$1,923
Net income allocated to participating stockholders	—	—	1,029
Net income available to common stockholders	$36,357	$53,882	$48,653
Basic earnings per common share	$1.56	$2.30	$2.21
Diluted earnings per common share	1.55	2.28	2.20
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$36,357	$53,882	$51,605
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	25,646	11,439	(5,260)
Net losses realized as a yield adjustment in interest on investment securities	(10)	(10)	(10)
Reclassification adjustment for net (gain) loss included in net income	(580)	(20)	8
Change in the net unrealized gain (loss) on investment securities, before tax	25,056	11,409	(5,262)
Income tax benefit related to net unrealized gain (loss) arising during the period	5,262	2,396	(1,105)
Change in the net unrealized gain (loss) on investment securities, net of tax	19,794	9,013	(4,157)
Cash flow hedges:
Net unrealized (loss) gain arising during the period	(739)	(216)	104
Reclassification adjustment for (loss) gain included in net income	(134)	37	(7)
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(605)	(253)	111
Income tax expense (benefit) related to net unrealized (loss) gain on cash flow hedges	(127)	(53)	23
Change in the net unrealized (loss) gain on cash flow hedges, net of tax	(478)	(200)	88
Other comprehensive income (loss), net of tax	19,316	8,813	(4,069)
Comprehensive income	$55,673	$62,695	$47,536
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Preferred Stock Series SBLF	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Less: Retirement Plan-Owned Shares	Total Stockholders' Equity
Balance at January 1, 2018	19,518,752	$48,260	$16,998	$97,594	$146,061	$145,122	$1,307	$(34,991)	$420,351
Net income	—	—	—	—	—	51,605	—	—	51,605
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,069)	—	(4,069)
Reclassification of tax effects related to the adoption of ASU 2018-02	—	—	—	—	—	(282)	282	—	—
Recognition of stock compensation, net	193,913	—	—	970	1,028	—	—	—	1,998
Termination of ESOP put option	—	—	—	—	—	—	—	34,991	34,991
Stock issuance - Common	3,045,426	—	—	15,227	79,449	—	—	—	94,676
Stock issuance - RCF acquisition	66,824	—	—	334	2,372	—	—	—	2,706
Redemption of preferred stock - Series SBLF	—	(48,260)	—	—	—	—	—	—	(48,260)
Conversion of preferred stock - Series D to common stock	901,644	—	(16,998)	4,508	12,490	—	—	—	—
Tax benefit of 2018 stock issuance cost	—	—	—	—	641	—	—	—	641
Dividends declared - Series SBLF preferred stock (1)	—	—	—	—	—	(1,894)	—	—	(1,894)
Dividends declared - Series D preferred stock	—	—	—	—	—	(29)	—	—	(29)
Dividends declared - common stock ($0.13 per share)	—	—	—	—	—	(2,937)	—	—	(2,937)
Balance at December 31, 2018	23,726,559	—	—	118,633	242,041	191,585	(2,480)	—	549,779
Net income	—	—	—	—	—	53,882	—	—	53,882
Other comprehensive income, net of tax	—	—	—	—	—	—	8,813	—	8,813
Impact of adoption of ASU 2016-02 related to leases	—	—	—	—	—	321	—	—	321
Recognition of stock compensation, net	54,386	—	—	272	2,141	—	—	—	2,413
Dividends declared - common stock ($0.25 per share)	—	—	—	—	—	(5,887)	—	—	(5,887)
Repurchase of common stock	(300,000)	—	—	(1,500)	(8,559)	—	—	—	(10,059)
Balance at December 31, 2019	23,480,945	—	—	117,405	235,623	239,901	6,333	—	599,262
Net income	—	—	—	—	—	36,357	—	—	36,357
Other comprehensive income, net of tax	—	—	—	—	—	—	19,316	—	19,316
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	(760)	—	—	(760)
Recognition of stock compensation, net	56,235	—	—	281	2,287	—	—	—	2,568
Dividends declared - common stock ($0.3775 per share)	—	—	—	—	—	(8,870)	—	—	(8,870)
Repurchase of common stock	(30,868)	—	—	(154)	(569)	—	—	—	(723)
Balance at December 31, 2020	23,506,312	$—	$—	$117,532	$237,341	$266,628	$25,649	$—	$647,150
____________________________
(1)    The dividend rate on the Senior Non-Cumulative Perpetual Preferred stock, Series SBLF ("SBLF preferred stock") was payable quarterly at a fixed annual rate of 9%. The Company redeemed all 48,260 shares of the SBLF preferred stock in June 2018.
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
Cash flows from operating activities:	2020	2019	2018
Net income	$36,357	$53,882	$51,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	59,900	9,568	1,014
Depreciation and amortization	6,880	6,706	5,869
Net amortization on securities	4,581	975	1,138
Amortization of investments in tax credit funds	1,442	1,608	1,899
Net realized (gain) loss on securities sold	(580)	(20)	8
Deferred income tax (benefit) expense	(11,884)	(2,596)	5,637
Stock-based compensation expense	2,320	2,247	1,462
Originations of mortgage loans held for sale	(659,188)	(353,090)	(300,093)
Proceeds from mortgage loans held for sale	570,349	334,958	309,153
Gain on mortgage loans held for sale, including origination of servicing rights	(19,190)	(6,943)	(6,403)
Mortgage servicing rights valuation adjustment	12,746	7,012	963
Net loss on disposals of premises and equipment	72	139	75
Increase in the cash surrender value of life insurance	(917)	(755)	(713)
Gain on equity securities without a readily determinable fair value	—	(367)	(1,977)
Net losses on sales and write downs of other real estate owned	1,141	194	95
Other operating activities, net	(3,142)	8,035	8,094
Net cash provided by operating activities	887	61,553	77,826
Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	—	—	(6,596)
Purchases of securities available for sale	(700,319)	(94,544)	(477,548)
Maturities, paydowns and calls of securities available for sale	151,932	154,473	279,152
Proceeds from sales of securities available for sale	64,702	27,766	20,877
Purchase of securities held to maturity	(10,000)	(10,000)	—
Maturities, paydowns and calls of securities held to maturity	415	541	1,018
Paydowns of securities carried at fair value	452	434	414
Net sales (purchases) of non-marketable equity securities held in other financial institutions	(22,401)	3,386	(17,026)
Originations of mortgage warehouse loans	(13,665,295)	(4,306,171)	(4,495,650)
Proceeds from pay-offs of mortgage warehouse loans	12,855,955	4,239,381	4,542,822
Net increase in loans, excluding mortgage warehouse and loans held for sale	(788,719)	(290,278)	(601,153)
Purchase of bank-owned life insurance	—	(4,500)	(4,000)
Return of capital on limited partnership investments	818	503	456
Capital calls on limited partnership investments	(525)	(1,521)	(2,838)
Purchases of premises and equipment	(7,198)	(11,152)	(5,482)
Proceeds from sales of premises and equipment	—	27	111
Proceeds from sales of other real estate owned	4,451	470	516
Net cash used in investing activities	(2,115,732)	(291,185)	(764,927)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(continued)

	Years Ended December 31,
Cash flows from financing activities:	2020	2019	2018
Net increase in deposits	1,522,703	445,474	271,124
Proceeds from long-term FHLB advances	—	100,000	250,000
Repayments on long-term FHLB advances	(1,898)	(101,649)	(51,342)
Proceeds from Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF")	319,257	—	—
Repayments on PPPLF	(319,257)	—	—
Proceeds from short-term FHLB advances	2,107,000	2,815,000	667,065
Repayments on short-term FHLB advances	(1,557,000)	(2,815,000)	(567,065)
Net increase in other borrowed funds	—	—	1,164
Issuance of subordinated debentures, net	147,374	—	—
Net (decrease) increase in securities sold under agreements to repurchase	(8,309)	(23,597)	4,135
Dividends paid	(8,854)	(5,863)	(5,941)
Taxes paid related to net share settlement of equity awards	—	—	(25)
Cash received from exercise of stock options	248	166	559
Proceeds from issuance of common stock, net of offering expenses	—	—	95,178
Redemption of Series SBLF preferred stock	—	—	(48,260)
Common stock repurchased	(723)	(10,059)	—
Net cash provided by financing activities	2,200,541	404,472	616,592
Net increase (decrease) in cash and cash equivalents	85,696	174,840	(70,509)
Cash and cash equivalents at beginning of year	291,518	116,678	187,187
Cash and cash equivalents at end of year	$377,214	$291,518	$116,678

Interest paid	$36,432	$53,227	$34,390
Income taxes paid	24,974	10,023	675
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	1,514	2,659	—
Real estate acquired in settlement of loans	2,446	1,577	1,057
Conversion of Series D preferred stock to common stock	—	—	16,998
Fair value of common stock issued in conjunction with business combination	—	—	2,706
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 44 banking centers located in Dallas/Fort Worth and Houston, Texas, North Louisiana and into Mississippi. The Company principally operates in one business segment, community banking.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
At December 31, 2020 and 2019 the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 12 - Derivative Financial Instruments. At December 31, 2020 and 2019 the Company had no reserve requirement for cash balances with the Federal Reserve.
Securities.    The Company accounts for debt and equity securities as follows:
Available for Sale ("AFS") - Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at fair value. Fair value is determined using published quotes. If quoted market prices are not available, fair values are based on other methods including, but not limited to the discounting of cash flows. Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in accumulated other comprehensive income until realized. Please see the paragraphs under Allowance for Credit Losses referenced below in this footnote for information on the allowance for credit losses pertaining to AFS securities.
Held to Maturity ("HTM") - Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccredited discounts. Please see the paragraphs under Allowance for Credit Losses referenced below in this footnote for information pertaining to the allowance for credit losses pertaining to HTM securities.
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
Interest income on securities includes amortization of purchase premiums and discounts. Premiums and discounts on securities are generally amortized using the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. A security is placed on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income. Gains and losses on sales are recorded on the trade date, are derived from the amortized cost of the security sold and are determined using the specific identification method.
Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas ("FRB") or the Federal Home Loan Bank of Dallas ("FHLB"), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company's remaining equity investments in other financial institutions, excluding FRB and FHLB, totaling $12.1 million at December 31, 2020 and 2019, respectively, qualify for the practicability exception under Accounting Standards Update ("ASU") 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and was determined not to be impaired for the years ended December 31, 2020, 2019 and 2018.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Loans.    Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, and certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Late fees are recognized as income when earned, assuming collectability is reasonably assured.
The Company has elected the fair value option on a small portion of its LHFI, with changes in fair value recorded in noninterest income. For these loans, the earned current contractual interest payment is recognized in interest income. Loan origination costs and fees are recognized in earnings as incurred and not deferred. Because these loans are recognized at fair value, the Company's allowance for credit losses policy does not apply to these loans. Fair value is determined using discounted cash flows and credit quality indicators.
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
Allowance for Credit Losses.    The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and Fair Isaac Corporation ("FICO") score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and December 31, 2020. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for credit losses when management believes the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.
Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Delinquency statistics are updated at least monthly and are the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the allowance for credit losses. Internal risk ratings are updated on a regular basis.
Prior to the adoption of ASC 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable that the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment was evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectibility of the principal amount was reasonably assured, in which case interest was recognized on a cash basis. Impaired loans, or portions thereof, were charged off when deemed uncollectible.
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
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. At December 31, 2020, the Company had 49 loans totaling $97.7 million under COVID-19 related forbearance agreements.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Goodwill and Other Intangible Assets.    Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, which is typically October 1 for the Company, or more often if events or circumstances indicate that there may be impairment. Because of the volatile market conditions during which the Company's market value fell below book value, the Company performed a qualitative assessment of whether it was more likely than not that the fair value was less than carrying value during each quarter of 2020 including a goodwill impairment assessment performed by a third party valuation specialist during the second quarter of 2020. Based on these assessments, it was determined that the Company's fair value exceeded carrying value and no goodwill impairment was recorded during 2020.
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

Other Real Estate Owned.    Other real estate owned ("OREO") represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell, at the date of foreclosure establishing a new cost basis. Fair value is determined based on third party appraisals. Any subsequent capital improvements that increase value are added to the balance of the properties. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2020 and 2019, the balance of OREO was $1.6 million and $4.7 million, respectively, and included as a component of other assets in the accompanying consolidated balance sheets.
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
Revenue Recognition.    In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. Descriptions of the Company's revenue generating activities that are within the scope of Topic 606 are described below.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2020 and 2019.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no penalties or related interest for the years ended December 31, 2020, 2019 or 2018. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
At December 31, 2020 and 2019, investments in limited partnerships, LLCs and other privately held companies totaled $15.7 million and $16.0 million, respectively, and were included in other assets in the accompanying consolidated balance sheets.
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
The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2020 and 2019, the Company had investments in tax credit entities of $7.6 million and $9.0 million, respectively, which are included in other assets in the accompanying consolidated balance sheets.
Earnings Per Share.    Basic and diluted earnings per common share for the years ended December 31, 2020 and 2019, are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.
Basic and diluted earnings per common share for year ended December 31, 2018, was calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings were allocated between common and participating security stockholders based on their respective rights to receive dividends. Share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents were considered participating securities (e.g., restricted stock grants). Preferred stock that receives dividends based on dividends paid on common stock was also considered a participating security (e.g., Series D preferred stock). Net income attributable to common stockholders was then divided by the weighted average number of common shares outstanding during the period, net of participating securities.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Effect of Recently Adopted Accounting Standards
ASU No. 2019-10, Financial Instruments —Credit Losses (Topic 326), the impact of this ASU alleviates step 2 of the goodwill impairment test. Implementation of this ASU became effective for the Company on January 1, 2020, and did not materially impact the consolidated financial statements or disclosures.
ASU No. 2018-15, Intangibles, Goodwill and Other, Internal Use Software - (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. For public business entities that file reports with the Securities and Exchange Commission ("SEC"), the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, early adoption is permitted.
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
Please see the paragraphs under Allowance for Credit Losses referenced above in this footnote for additional information on the determination of the allowance for credit losses as required by these ASUs.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
The adoption of ASC Topic 326 was recorded on it's original effective date as a cumulative effect adjustment to retained earnings at January 1, 2020, and is shown below.

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
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective for us on January 1, 2020, and did not have a significant impact on our financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments in the update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Implementation of this ASU is not expected to materially impact the consolidated financial statements or disclosures.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 2 - Earnings Per Share

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Basic earnings per common share	2020	2019	2018
Net income	$36,357	$53,882	$51,605
Less: Dividends to preferred stock (1)	—	—	1,923
Net income allocated to participating stockholders (1) (2)	—	—	1,029
Net income available to common stockholders (3)	$36,357	$53,882	$48,653
Weighted average common shares outstanding	23,367,221	23,470,746	21,995,990
Basic earnings per common share (4)	$1.56	$2.30	$2.21
Diluted earnings per common share
Diluted earnings applicable to common stockholders (3)	$36,357	$53,882	$48,819
Weighted average diluted common shares outstanding:
Weighted average common shares outstanding	23,367,221	23,470,746	21,995,990
Dilutive effect of common stock options	144,731	203,319	198,439
Weighted average diluted common shares outstanding	23,511,952	23,674,065	22,194,429
Diluted earnings per common share	$1.55	$2.28	$2.20
____________________________
(1)Participating stockholders include those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., nonvested restricted stock grants). Additionally, for period prior to June 30, 2018, Series D preferred stockholders were participating stockholders as those shares participate in dividends with common shares on a one for one basis. Net income allocated to participating stockholders does not include dividends paid to preferred stockholders.
(2)The average participating share count for the calculation of earnings per share for the year ended December 31, 2018, includes an allocation for Series D preferred stockholders, which were converted to common stock during the quarter ended June 30, 2018.
(3)Net income available to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.
(4)Due to the combined impact of the repurchase of common stock on the quarterly average common shares outstanding calculation compared to the impact of the repurchase of common stock on the year-to-date average common shares outstanding calculation, and the effect of rounding, the sum of the quarterly earnings per common share may not equal the year-to-date earnings per common share amount.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$420,559	$21,884	$(258)	$442,185	$—	$442,185
Corporate bonds	64,313	1,762	(137)	65,938	—	65,938
U.S. government and agency securities	851	3	(5)	849	—	849
Commercial mortgage-backed securities	10,814	266	—	11,080	—	11,080
Residential mortgage-backed securities	207,742	7,441	(232)	214,951	—	214,951
Residential collateralized mortgage obligations	193,865	1,739	(261)	195,343	—	195,343
Asset-backed securities	73,451	877	—	74,328	—	74,328
Total	$971,595	$33,972	$(893)	$1,004,674	$—	$1,004,674
Held to maturity:
State and municipal securities	$38,194	$3,011	$—	$41,205	$(66)	$38,128
Securities carried at fair value through income:
State and municipal securities(1)	$10,618	$—	$—	$11,554	$—	$11,554

December 31, 2019
Available for sale:
State and municipal securities	$96,180	$3,039	$(35)	$99,184	$—	$99,184
Corporate bonds	16,037	780	—	16,817	—	16,817
U.S. government and agency securities	5,063	183	(8)	5,238	—	5,238
Commercial mortgage-backed securities	11,882	262	—	12,144	—	12,144
Residential mortgage-backed securities	204,650	3,105	(249)	207,506	—	207,506
Commercial collateralized mortgage obligations	4,321	73	—	4,394	—	4,394
Residential collateralized mortgage obligations	154,925	1,186	(324)	155,787	—	155,787
Total	$493,058	$8,628	$(616)	$501,070	$—	$501,070
Held to maturity:
State and municipal securities	$28,620	$903	$—	$29,523	$—	$28,620
Securities carried at fair value through income:
State and municipal securities(1)	$11,070	$—	$—	$11,513	$—	$11,513
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Securities with unrealized losses at December 31, 2020 and 2019, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$21,979	$(258)	$—	$—	$21,979	$(258)
Corporate bonds	30,513	(137)	—	—	30,513	(137)
U.S. government and agency securities	—	—	568	(5)	568	(5)
Residential mortgage-backed securities	23,178	(232)	—	—	23,178	(232)
Residential collateralized mortgage obligations	43,911	(261)	—	—	43,911	(261)
Total	$119,581	$(888)	$568	$(5)	$120,149	$(893)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2019
Available for sale:
State and municipal securities	$6,996	$(35)	$—	$—	$6,996	$(35)
Corporate bonds	—	—	—	—	—	—
U.S. government and agency securities	—	—	663	(8)	663	(8)
Residential mortgage-backed securities	29,184	(151)	14,917	(98)	44,101	(249)
Residential collateralized mortgage obligations	20,266	(118)	24,275	(206)	44,541	(324)
Total	$56,446	$(304)	$39,855	$(312)	$96,301	$(616)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
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
At December 31, 2020, the Company had 44 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at December 31, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	Year Ended December 31,2020
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss benefit	(30)
Balance at December 31, 2020	$66

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Accrued interest of $5.4 million was not included in the calculation of the allowance at December 31, 2020. There were no past due held-to-maturity securities at December 31, 2020. No held-to-maturity securities were in nonaccrual status at December 31, 2020, or placed into nonaccrual status during the year ended December 31, 2020.
Proceeds from sales of securities available for sale and gross gains for the years ended December 31, 2020, 2019 and 2018.

	December 31,
(Dollars in thousands)	2020	2019	2018
Proceeds from sales	$64,702	$27,766	$20,877
Gross realized gains	774	161	381
Gross realized losses	(194)	(141)	(389)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2020, grouped by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying mortgages.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,999	$13,068	$3,210	$3,237
Due after one year through five years	—	—	47,500	51,572
Due after five years through ten years	25,195	28,137	111,383	115,206
Due after ten years	—	—	323,630	338,957
Commercial mortgage-backed securities	—	—	10,814	11,080
Residential mortgage-backed securities	—	—	207,742	214,951
Residential collateralized mortgage obligations	—	—	193,865	195,343
Asset-backed securities	—	—	73,451	74,328
Total	$38,194	$41,205	$971,595	$1,004,674
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

	December 31,
(Dollars in thousands)	2020	2019
Carrying value of securities pledged to secure public deposits	$289,537	$285,552
Carrying value of securities pledged to repurchase agreements	10,982	20,356

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

	December 31,
(Dollars in thousands)	2020	2019
Loans held for sale	$191,512	$64,837
LHFI:
Loans secured by real estate:
Commercial real estate	$1,370,928	$1,279,177
Construction/land/land development	531,860	517,688
Residential real estate	885,120	689,555
Total real estate	2,787,908	2,486,420
Commercial and industrial(1)	1,817,862	1,343,475
Mortgage warehouse lines of credit	1,084,001	274,659
Consumer	17,991	20,971
Total loans accounted for at amortized cost	5,707,762	4,125,525
Loans accounted for at fair value	17,011	17,670
Total LHFI(2)	5,724,773	4,143,195
Less: Allowance for loan losses	86,670	37,520
LHFI, net	$5,638,103	$4,105,675
____________________________
(1)Includes $546.5 million of PPP loans at December 31, 2020. No PPP loans were outstanding at December 31, 2019.
(2)Includes net deferred loan fees of $13.7 million and $3.6 million at December 31, 2020, and December 31, 2019, respectively. Origination of PPP loans contributed $9.6 million of the increase in net deferred loan fees during the year.
Included in total LHFI were $17.0 million and $17.7 million of commercial real estate loans for which the fair value option was elected at December 31, 2020 and 2019, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
The Company has been a participating lender in the PPP. At December 31, 2020, there were approximately $546.5 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio, net of $9.6 million in net deferred loan fees. PPP loans have a maximum maturity of two years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the SBA if the borrower uses the proceeds to pay specified expenses. The Company believes that the majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
Credit quality indicators. As part of the Company's commitment to manage the credit quality of its loan portfolio, management annually updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans (defined as substandard, doubtful and loss), and (v) the general economic conditions in the states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of nonaccrual commercial loans over $100,000 with direct exposure, unsecured loans over 90 days past due, commercial loans classified substandard or worse over $100,000 with direct exposure, TDRs, consumer loans greater than $100,000 with a FICO score under 625, loans greater than $100,000 in which the borrower has filed bankruptcy, and all loans 180 days or more past due. Loans under $50,000 will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2020, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Pass	$393,317	$290,394	$312,051	$154,445	$46,132	$106,994	$18,419	$1,321,752
Special mention	824	113	2,410	20,691	—	1,656	2,145	27,839
Classified	2,806	1,678	6,704	6,586	1,476	1,093	994	21,337
Total commercial real estate loans	$396,947	$292,185	$321,165	$181,722	$47,608	$109,743	$21,558	$1,370,928
Current period gross charge-offs	$—	$—	$—	$3,622	$199	$1,103	$—	$4,924
Current period gross recoveries	—	—	—	—	—	19	—	19
Current period net charge-offs	$—	$—	$—	$3,622	$199	$1,084	$—	$4,905
(1) Excludes $17.0 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

Construction/land/land development:
Pass	$189,311	$150,281	$138,000	$12,907	$1,812	$1,157	$18,892	$512,360
Special mention	323	10,421	135	1,003	—	—	—	11,882
Classified	—	1,811	726	1,507	143	168	3,263	7,618
Total construction/land/land development loans	$189,634	$162,513	$138,861	$15,417	$1,955	$1,325	$22,155	$531,860
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	1	—	1
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Residential real estate:
Pass	$367,652	$143,368	$103,450	$102,272	$41,522	$50,094	$53,854	$862,212
Special mention	188	—	29	1,875	9,287	803	—	12,182
Classified	1,857	2,403	2,982	511	1,344	1,533	96	10,726
Total residential real estate loans	$369,697	$145,771	$106,461	$104,658	$52,153	$52,430	$53,950	$885,120
Current period gross charge-offs	$94	$271	$—	$283	$—	$44	$—	$692
Current period gross recoveries	—	—	—	—	—	202	—	202
Current period net charge-offs (recoveries)	$94	$271	$—	$283	$—	$(158)	$—	$490

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial:
Pass	$851,780	$153,722	$110,092	$29,413	$9,927	$26,964	$511,220	$1,693,118
Special mention	4,860	2,059	26,438	423	—	14,843	8,077	56,700
Classified	5,436	12,250	5,859	5,450	5,950	6,707	26,392	68,044
Total commercial and industrial loans	$862,076	$168,031	$142,389	$35,286	$15,877	$48,514	$545,689	$1,817,862
Current period gross charge-offs	$189	$204	$87	$121	$3,228	$469	$2,404	$6,702
Current period gross recoveries	—	42	20	81	185	112	582	1,022
Current period net charge-offs	$189	$162	$67	$40	$3,043	$357	$1,822	$5,680

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$1,084,001	$1,084,001
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$6,702	$3,318	$1,578	$203	$116	$83	$5,935	$17,935
Classified	28	8	—	—	6	1	13	56
Total consumer loans	$6,730	$3,326	$1,578	$203	$122	$84	$5,948	$17,991
Current period gross charge-offs	$—	$39	$23	$8	$—	$4	$2	$76
Current period gross recoveries	—	—	1	7	5	7	4	24
Current period net charge-offs (recoveries)	$—	$39	$22	$1	$(5)	$(3)	$(2)	$52
The recorded investment in loans by credit quality indicator at December 31, 2019, excluding loans held for sale, were as follows:

	December 31, 2019
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Loans secured by real estate:
Commercial real estate	$1,269,493	$12,479	$14,875	$—	$—	$1,296,847
Construction/land/land development	512,901	149	4,638	—	—	517,688
Residential real estate	680,046	1,558	7,951	—	—	689,555
Total real estate	2,462,440	14,186	27,464	—	—	2,504,090
Commercial and industrial	1,277,564	28,478	37,433	—	—	1,343,475
Mortgage warehouse lines of credit	274,659	—	—	—	—	274,659
Consumer	20,808	—	163	—	—	20,971
Total LHFI	$4,035,471	$42,664	$65,060	$—	$—	$4,143,195

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$1,072	$—	$3,172	$4,244	$1,383,695	$1,387,939	$—
Construction/land/land development	369	1	2,328	2,698	529,162	531,860	—
Residential real estate	3,774	134	364	4,272	880,848	885,120	—
Total real estate	5,215	135	5,864	11,214	2,793,705	2,804,919	—
Commercial and industrial	703	1,097	12,625	14,425	1,803,437	1,817,862	—
Mortgage warehouse lines of credit	—	—	—	—	1,084,001	1,084,001	—
Consumer	113	9	2	124	17,867	17,991	—
Total LHFI	$6,031	$1,241	$18,491	$25,763	$5,699,010	$5,724,773	$—
____________________________
(1)Includes $17.0 million of commercial real estate loans at fair value

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$917	$—	$5,891	$6,808	$1,290,039	$1,296,847	$—
Construction/land/land development	3,569	133	56	3,758	513,930	517,688	—
Residential real estate	2,174	1,918	913	5,005	684,550	689,555	—
Total real estate	6,660	2,051	6,860	15,571	2,488,519	2,504,090	—
Commercial and industrial	1,588	1,037	11,545	14,170	1,329,305	1,343,475	—
Mortgage warehouse lines of credit	—	—	—	—	274,659	274,659	—
Consumer	164	35	40	239	20,732	20,971	—
Total LHFI	$8,412	$3,123	$18,445	$29,980	$4,113,215	$4,143,195	$—
____________________________
(1)Includes $17.7 million of commercial real estate loans at fair value

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $20.3 million was not included in the book value for the purposes of calculating the allowance at December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2020
(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$4,924	$19	$15,374	$15,430
Construction/land/land development	3,711	1,141	—	1	3,338	8,191
Residential real estate	6,332	(2,526)	692	202	6,102	9,418
Commercial and industrial	16,960	7,296	6,702	1,022	33,281	51,857
Mortgage warehouse lines of credit	262	29	—	—	565	856
Consumer	242	360	76	24	368	918
Total	$37,520	$1,248	$12,394	$1,268	$59,028	$86,670
____________________________
(1)The $59.9 million provision for credit losses on the consolidated statements of income includes a $59.0 million net loan loss provision, a $902,000 provision for off-balance sheet commitments and a $30,000 release of provision for held to maturity credit loss for the year ended December 31, 2020.

	Year Ended December 31, 2019
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
____________________________
(1)The $9.6 million provision for credit losses on the consolidated statements of income includes a $9.2 million net loan loss provision and a $361,000 provision for off-balance sheet commitments for the year ended December 31, 2019.

	Year Ended December 31, 2018
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
____________________________
(1)The $1.0 million provision for credit losses on the consolidated statements of income includes a $1.6 million loan loss provision and a $567,000 release of provision for off-balance sheet commitments for the year ended December 31, 2018.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The provision for loan credit losses for the year ended December 31, 2020, was driven by the continuing uncertainty related to the ongoing economic impact and duration of the current COVID-19 pandemic. Based upon the requirements of CECL, economic forecasts are essential for estimating the life of loan losses. The increased risk, as reflected in current and forecast adjustments, resulted in approximately $39.8 million in provision expense in total collective reserves, of which $27.5 million was related to qualitative factor changes, across the Company’s risk pools for the year ended December 31, 2020. An additional $8.1 million in provision expense was due to the current and forecast effects of individually evaluated loans. There were four significant loan charge-offs during year ended December 31, 2020, totaling $6.6 million reflecting two loan relationships.
The following table shows the recorded investment in loans by loss estimation methodology at December 31, 2020.

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,365,284	$3,173	$2,471	$1,370,928
Construction/land/land development	528,894	2,621	345	531,860
Residential real estate	879,015	2,009	4,096	885,120
Commercial and industrial	1,804,049	3,152	10,661	1,817,862
Mortgage warehouse lines of credit	1,084,001	—	—	1,084,001
Consumer	17,991	—	—	17,991
Total	$5,679,234	$10,955	$17,573	$5,707,762
____________________________
(1)Excludes $17.0 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.
The following table shows the allowance for loan credit losses by loss estimation methodology at December 31, 2020.

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,896	$525	$9	$15,430
Construction/land/land development	8,062	128	1	8,191
Residential real estate	8,983	—	435	9,418
Commercial and industrial	44,714	1,707	5,436	51,857
Mortgage warehouse lines of credit	856	—	—	856
Consumer	918	—	—	918
Total	$78,429	$2,360	$5,881	$86,670

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables present the balance of loans receivable by method of impairment evaluation at the dates indicated:

	December 31, 2019
(Dollars in thousands) Loans secured by real estate:	Period End Allowance Allocated to Loans Individually Evaluated for Impairment	Period End Allowance Allocated to Loans Collectively Evaluated for Impairment	Period End Loan Balance Individually Evaluated for Impairment	Period End Loan Balance Collectively Evaluated for Impairment (1)
Commercial real estate	$3	$10,010	$7,446	$1,271,731
Construction/land/land development	3	3,708	4,329	513,359
Residential real estate	21	6,311	4,937	684,618
Commercial and industrial	168	16,792	15,662	1,327,813
Mortgage warehouse lines of credit	—	262	—	274,659
Consumer	4	238	100	20,871
Total	$199	$37,321	$32,474	$4,093,051
____________________________
(1)Excludes $17.7 million of commercial real estate loans at fair value, which are not evaluated for impairment due to the fair value option election. See Note 5 - Fair Value of Financial Instruments for more information.
The following table presents impaired loans at the dates indicated. No mortgage warehouse lines of credit were impaired at December 31, 2019.

	December 31, 2019
(Dollars in thousands) Loans secured by real estate:	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with an Allowance	Total Recorded Investment	Allocation of Allowance for Loan Losses
Commercial real estate	$10,788	$7,375	$71	$7,446	$3
Construction/land/land development	4,692	4,256	73	4,329	3
Residential real estate	5,846	4,407	530	4,937	21
Total real estate	21,326	16,038	674	16,712	27
Commercial and industrial	22,857	14,385	1,277	15,662	168
Consumer	110	—	100	100	4
Total impaired loans	$44,293	$30,423	$2,051	$32,474	$199
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Nonaccrual LHFI were as follows:

	December 31,
	2020		2019
(Dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Nonaccrual
Loans secured by real estate:
Commercial real estate	$1,053	$3,704	$6,994
Construction/land/land development	1,319	2,962	4,337
Residential real estate	2,436	6,530	5,132
Total real estate	4,808	13,196	16,463
Commercial and industrial	82	12,897	14,520
Consumer	—	56	163
Total nonaccrual loans	$4,890	$26,149	$31,146
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2020, the Company had no funding commitments the terms of which have been modified in TDRs.
For the years ended December 31, 2020, 2019 and 2018, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $1.5 million, $1.5 million and $1.4 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended December 31, 2020, 2019 or 2018.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate in accordance with U.S. GAAP. The Company had $681,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at December 31, 2020, compared to $927,000 at December 31, 2019. There were no nonaccrual LHFI that were recorded using the fair value option election at December 31, 2020, or December 31, 2019.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. At December 31, 2020, the Company had 49 loans totaling $97.7 million under COVID-19 related forbearance agreements that were not treated as TDRs pursuant to the CARES Act and interagency guidance.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	December 31,
TDRs	2020	2019
Nonaccrual TDRs	$5,671	$6,609
Performing TDRs	3,314	1,843
Total	$8,985	$8,452
The tables below summarize loans classified as TDR's by loan and concession type.

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,694	$—	$—	$1,694
Residential real estate	5	1,212	—	177	877	1,054
Total real estate	7	2,908	1,694	177	877	2,748
Commercial and industrial	5	217	193	—	—	193
Consumer	1	2	—	—	2	2
Total	13	$3,127	$1,887	$177	$879	$2,943

	Year Ended December 31, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Construction/land/land development	1	$361	$—	$—	$343	$343
Residential real estate	2	2,516	—	—	2,410	2,410
Total real estate	3	2,877	—	—	2,753	2,753
Commercial and industrial	5	1,314	852	—	—	852
Consumer	1	11	9	—	—	9
Total	9	$4,202	$861	$—	$2,753	$3,614

	Year Ended December 31, 2018
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	1	$252	$150	$—	$—	$150
Residential real estate	6	428	48	19	331	398
Total real estate	7	680	198	19	331	548
Commercial and industrial	3	198	180	—	14	194
Consumer	1	33	—	—	29	29
Total	11	$911	$378	$19	$374	$771

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
During the years ended December 31, 2020 and December 31, 2018, no loans defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2019, two loans with a combined outstanding principal balance of $117,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the year ended December 31, 2020, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2020 and 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2020 or 2019.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$398,120	$44,065	$442,185
Corporate bonds	—	65,938	—	65,938
U.S. government agency securities	—	849	—	849
Commercial mortgage-backed securities	—	11,080	—	11,080
Residential mortgage-backed securities	—	214,951	—	214,951
Residential collateralized mortgage obligations	—	195,343	—	195,343
Asset-backed securities	—	74,328	—	74,328
Securities available for sale	—	960,609	44,065	1,004,674
Securities carried at fair value through income	—	—	11,554	11,554
Loans held for sale	—	136,026	—	136,026
Loans at fair value	—	—	17,011	17,011
Mortgage servicing rights	—	—	13,660	13,660
Other assets - derivatives	—	23,694	—	23,694
Total recurring fair value measurements - assets	$—	$1,120,329	$86,290	$1,206,619

Other liabilities - derivatives	$—	$(23,020)	$—	$(23,020)
Total recurring fair value measurements - liabilities	$—	$(23,020)	$—	$(23,020)

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$61,011	$38,173	$99,184
Corporate bonds	—	16,817	—	16,817
U.S. government agency securities	—	5,238	—	5,238
Commercial mortgage-backed securities	—	12,144	—	12,144
Residential mortgage-backed securities	—	207,506	—	207,506
Commercial collateralized mortgage obligations	—	4,394	—	4,394
Residential collateralized mortgage obligations	—	155,787	—	155,787
Securities available for sale	—	462,897	38,173	501,070
Securities carried at fair value through income	—	—	11,513	11,513
Loans held for sale	—	36,977	—	36,977
Loans at fair value	—	—	17,670	17,670
Mortgage servicing rights	—	—	20,697	20,697
Other assets - derivatives	—	9,384	—	9,384
Total recurring fair value measurements - assets	$—	$509,258	$88,053	$597,311

Other liabilities - derivatives	$—	$(9,488)	$—	$(9,488)
Total recurring fair value measurements - liabilities	$—	$(9,488)	$—	$(9,488)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(12,746)	—	—
Other noninterest income	(53)	—	—	493
Gain recognized in AOCI	—	—	1,575	—
Purchases, issuances, sales and settlements:
Originations	—	5,709	—	—
Purchases	—	—	6,478	—
Sales	—	—	(140)	—
Settlements	(606)	—	(2,021)	(452)
Balance at December 31, 2020	$17,011	$13,660	$44,065	$11,554

Balance at January 1, 2019	$18,571	$25,114	$39,361	$11,361
Losses recognized in earnings:
Mortgage banking revenue(1)	—	(7,012)	—	—
Other noninterest income	124	—	—	586
Loss recognized in AOCI	—	—	1,673	—
Purchases, issuances, sales, and settlements:
Originations	—	2,595	—	—
Sales	—	—	(2,861)	—
Settlements	(1,025)	—	—	(434)
Balance at December 31, 2019	$17,670	$20,697	$38,173	$11,513
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSR")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	December 31, 2020		December 31, 2019
	Range	Weighted Average(1)	Weighted Average(1)
Prepayment speeds	11.82% - 37.95%	22.08%	12.46%
Discount rates	7.83 - 9.09	8.27	9.55
__________________________
(1)The weighted average was calculated with reference to the principle balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during the current interest rate environment, while loans with lower average coupon rates have a lower likelihood of prepayment. The decline in rates during the year ended December 31, 2020, has caused an increase in our weighted average prepayment speed assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2020 and 2019, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	December 31, 2020
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$136,026	$129,955	$6,071
Commercial real estate LHFI(2)	17,011	16,760	251
Securities carried at fair value through income	11,554	10,618	936
Total	$164,591	$157,333	$7,258
____________________________
(1)$681,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2020. Of this balance, $473,000 was guaranteed by U.S. Government agencies.
(2)There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at December 31, 2020.

ORIGIN BANCORP, INC.
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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2020	2019	2018
Mortgage banking revenue	$5,131	$550	$(163)
Other income:
Loans at fair value held for investment	(53)	124	(389)
Securities carried at fair value through income	493	586	(258)
Total impact on other income	440	710	(647)
Total fair value option impact on noninterest income (1)	$5,571	$1,260	$(810)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 9 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both December 31, 2020 and 2019. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at both December 31, 2020 and 2019. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $62.6 million and $39.8 million, at December 31, 2020 and 2019, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $55.5 million and $27.9 million, respectively, at December 31, 2020 and 2019, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 9 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $12.3 million and $1.9 million at December 31, 2020, and December 31, 2019, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $1.6 million and $4.7 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had no residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Deposits
The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently available for funding from the FHLB. The estimated fair value of deposits does not take into account the value of our long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, the Company would likely realize a core deposit premium if the deposit portfolio were sold in the principal market for such deposits.
Borrowed Funds
The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate and fixed-to-floating-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments. The estimated fair value approximates carrying value for variable-rate junior subordinated debentures that reprice quarterly.
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31,
Financial assets:	2020		2019
Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$377,214	$377,214	$291,518	$291,518
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	62,586	62,586	39,808	39,808
Accrued interest and loan fees receivable	27,146	27,146	16,430	16,430
Level 3 inputs:
Securities held to maturity	38,128	41,205	28,620	29,523
LHFI, net(1)	5,621,092	5,802,744	4,088,005	3,940,347
Financial liabilities:
Level 2 inputs:
Deposits	5,751,315	5,756,312	4,228,612	4,081,430
FHLB advances and other borrowings	984,608	991,943	417,190	425,318
Subordinated debentures	157,181	156,395	9,671	10,717
Accrued interest payable	3,556	3,556	2,822	2,822
____________________________
(1)Does not include loans for which the fair value option had been elected at December 31, 2020 or 2019, as these loans are carried at fair value on a recurring basis.
Note 6 - Premises and Equipment
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2020	2019
Land, buildings and improvements	$85,108	$83,161
Furniture, fixtures and equipment	28,599	27,911
Leasehold improvements	16,715	15,790
Construction in process	1,142	407
Total premises and equipment	131,564	127,269
Accumulated depreciation	(49,801)	(46,812)
Premises and equipment, net	$81,763	$80,457

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Depreciation expense for premises and equipment totaled $5.8 million, $5.4 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 7 - Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2038.
The balance sheet details and components of the Company's lease expense were as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$21,667	$24,013
Operating lease liabilities (included in Accrued expenses and other liabilities)	23,445	25,810
Finance lease liabilities (included in Accrued expenses and other liabilities)	3,148	248

Weighted average remaining lease term (years) - operating leases	9.22	9.58
Weighted average discount rate - operating leases	3.44%	3.49%

	Years Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Lease expense:
Operating lease expense	$4,680	$4,716
Other lease expense	265	245
Total lease expense	$4,945	$4,961
Right of use assets obtained in exchange for new operating lease liabilities	$1,338	$1,256
Total lease expense was $4.4 million for the year ended December 31, 2018. Maturities of operating lease liabilities at December 31, 2020, were as follows:

December 31, 2020
Year 1	$4,330
Year 2	4,064
Year 3	3,638
Year 4	2,584
Year 5	2,040
Year 6 and thereafter	11,165
Total lease payments	27,821
Less: Imputed interest	4,376
Total lease obligations	$23,445
Supplemental cash flow related to leases was as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for operating leases	$4,791	$4,796
Note 8 - Goodwill and Other Intangible Assets
There were no changes to the carrying amount of the Company's goodwill during the years ended December 31, 2020 and 2019.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The components of the Company's goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2020	Gross	Accumulated Amortization	Net
Goodwill	$26,741	$—	$26,741
Other intangible assets:
Core deposit intangibles	1,260	(1,192)	68
Relationship based intangibles	7,304	(3,648)	3,656
Tradename	186	(171)	15
Non-compete	270	(270)	—
Total	$35,761	$(5,281)	$30,480
December 31, 2019
Goodwill	$26,741	$—	$26,741
Other intangible assets:
Core deposit intangibles	1,260	(1,091)	169
Relationship based intangibles	7,304	(2,781)	4,523
Tradename	186	(124)	62
Non-compete	270	(225)	45
Total	$35,761	$(4,221)	$31,540
Amortization expense on other intangible assets totaled $1.1 million, $1.3 million and $961,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.
Estimated future amortization expense for intangible assets remaining at December 31, 2020, was as follows:

(Dollars in thousands) Years Ended December 31,
2021	$844
2022	689
2023	582
2024	488
2025	393
Thereafter	743
Total	$3,739

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 9 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Years Ended December 31,
Mortgage banking revenue	2020	2019	2018
Origination	$1,880	$1,000	$854
Gain on sale of loans held for sale	19,190	6,943	6,403
Servicing	6,116	6,547	7,081
Total gross mortgage revenue	27,186	14,490	14,338
Mortgage HFS and pipeline fair value adjustment	7,351	979	(725)
MSR valuation adjustment, net of amortization	(12,746)	(7,012)	(963)
MSR hedge impact	7,812	3,852	(3,030)
Mortgage banking revenue	$29,603	$12,309	$9,620
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 12 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance at beginning of period	$20,697	$25,114	$24,182
Addition of servicing rights	5,709	2,595	1,895
Valuation adjustment, net of amortization	(12,746)	(7,012)	(963)
Balance at end of period	$13,660	$20,697	$25,114
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
The Company incurred $82,000 in mortgage loan servicing putback reserve expense for the year ended December 31, 2020, and $33,000 for the year ended December 31, 2019. The Company incurred no mortgage loan servicing putback reserve expense for the year ended December 31, 2018. At December 31, 2020 and 2019, the reserve for mortgage loan servicing putback expenses totaled $311,000 and $229,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $55.5 million and $27.9 million at December 31, 2020, and December 31, 2019, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 10 - Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Noninterest-bearing demand	$1,607,564	$1,077,706
Interest bearing demand	1,052,639	776,037
Money market	1,789,914	1,277,053
Brokered	431,180	152,556
Savings	205,252	154,450
Time deposits	664,766	790,810
Total Deposits	$5,751,315	$4,228,612

Municipal deposits totaled $689.3 million and $423.8 million at December 31, 2020 and 2019, respectively.
Included in time deposits at December 31, 2020 and 2019, are $271.3 million and $319.1 million, respectively, of time deposits in denominations of $250,000 or more.
Maturities of time deposits, at December 31, 2020, are as follows:

(Dollars in thousands)
Years Ended December 31,
2021	$497,516
2022	103,156
2023	31,272
2024	25,025
2025	7,797
Total	$664,766
At December 31, 2020 and 2019, overdrawn deposits of $462,000 and $1.1 million, respectively, were reclassified as unsecured loans.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 11 - Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Overnight repurchase agreements with depositors	$8,408	$16,717
Short-term FHLB advances	650,000	100,000
GNMA repurchase liability	55,485	27,860
Long-term FHLB advances	270,715	272,613
Total FHLB advances and other borrowings	$984,608	$417,190
Subordinated debentures, net	$157,181	$9,671
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At December 31, 2020:
Short-term FHLB advance, fixed rate	$650,000	0.10%	1/4/2021
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
At December 31, 2019:
Short-term FHLB advance, fixed rate	100,000	1.35	1/2/2020
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
Short-Term Borrowings
The Company had unsecured lines of credit for the purchase of federal funds in the amount of $190.0 million and $180.0 million at December 31, 2020 and 2019, respectively. The Company also had a $75.0 million secured repurchase line of credit at December 31, 2020 and 2019. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Securities sold under agreements to repurchase consist of the Company's obligations to other parties and mature on a daily basis. These obligations to other parties carried a daily average interest rate of 0.22% and 1.20% for the years ended December 31, 2020 and 2019, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at both December 31, 2020 and 2019, ranged from 1.65% to 5.72%, respectively. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.
Scheduled maturities of long-term advances from the FHLB at December 31, 2020, are as follows:

(Dollars in thousands)
Years Ended December 31,
2021	$1,090
2022	2,404
2023	4,043
2024	3,020
2025	1,641
Thereafter (1)	258,517
Total	$270,715
__________________________
(1)Includes a FHLB advances totaling $250.0 million callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2020 and 2019, were $456.9 million and $601.9 million, respectively.
Additionally, at December 31, 2020 and December 31, 2019, the Company had the availability to borrow $793.2 million and $855.1 million, respectively, from the discount window at the Federal Reserve Bank of Dallas, with $999.7 million and $1.09 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at December 31, 2020 or 2019.
Holding Company Line of Credit
During 2018, the Company entered into a Loan Agreement (the "Loan Agreement") with NexBank SSB ("Lender") pursuant to which the Lender will make one or more revolving credit loans of up to $50 million at any time that the Company may use for working capital and general corporate purposes. The principal amounts borrowed under the Loan Agreement will bear interest at a variable rate equal to the applicable one-month LIBOR rate plus 3.25%. The line of credit available to the Company under the Loan Agreement expires on October 5, 2021, or such date of the acceleration of the obligation pursuant to the Loan Agreement, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. There were no outstanding revolving credit loans under the Loan Agreement at December 31, 2020 or 2019.
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
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and $51.0 million was transferred to Origin Bank during the fourth quarter of 2020, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank. The 4.50% Notes provided net proceeds to the Company of approximately $78.6 million.
The Company has two wholly-owned, unconsolidated subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "debentures") of the Company. The debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures and can be currently redeemed by the Company in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Due to the extended maturity date of the trust preferred securities, they are included in Tier I capital for regulatory purposes, subject to certain limitations.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table is a summary of the terms of the current junior subordinated debentures at December 31, 2020:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	3.51%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	2.02	16.00
			$10,826
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on October 29, 2020.
(2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on December 11, 2020.
The balance of the junior subordinated debentures outstanding varies from the amounts carried on the consolidated balance sheets due to the remaining purchase discount of $1.1 million and $1.2 million, at December 31, 2020, and December 31, 2019, respectively, which was established at the time of issuance and is being amortized over the remaining life of the securities using the interest method.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at December 31, 2020 and 2019, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

	Notional Amounts(1)		Fair Values
(Dollars in thousands)	December 31,		December 31,
Derivatives designated as cash flow hedging instruments:	2020	2019	2020	2019
Interest rate swaps included in other (liabilities)	$21,000	$10,500	$(706)	$(101)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$326,542	$217,633	$20,207	$8,425
Interest rate swaps included in other liabilities	347,096	246,397	(21,321)	(9,278)
Risk participation derivative included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	—	(18)	—
Forward commitments to purchase mortgage-backed securities included in other (liabilities) assets	107,000	200,000	(317)	242
Forward commitments to sell residential mortgage loans included in other liabilities	107,200	60,600	(658)	(109)
Interest rate-lock commitments on residential mortgage loans included in other assets	79,554	37,382	3,487	717
	$1,030,766	$762,012	$1,380	$(3)
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
The weighted-average rates paid and received for interest rate swaps at December 31, 2020 and 2019, were as follows:

	Weighted-Average Interest Rate
	December 31,
	2020		2019
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.81%	2.94%	4.81%	4.64%
Non-hedging interest rate swaps - financial institution counterparties	4.18	2.48	4.93	4.13
Non-hedging interest rate swaps - customer counterparties	2.52	4.19	4.18	4.93
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2020	2019	2018
Amount of gain (loss) recognized in mortgage banking revenue (1)	$4,081	$3,079	$(2,450)
Amount of (loss) gain recognized in other non-interest income	(307)	(530)	584
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
At December 31, 2020 and 2019, the Company had cash collateral on deposit with swap counterparties totaling $22.2 million and $15.3 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 13 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan ("2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at December 31, 2020. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards or any combination thereof. At December 31, 2020, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 921,248 shares.
Share-based compensation cost charged to income for the years ended December 31, 2020, 2019 and 2018, is presented below. There was no stock option expense for any of the periods shown.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Restricted stock	$2,320	$2,247	$1,462
Related tax benefits recognized in net income	487	472	307

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
The following table summarizes the Company's time-vested award activity:

	Years Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	149,449	$35.15	174,407	$35.01	61,293	$24.61
Granted	30,638	20.14	37,641	32.77	151,324	37.51
Vested	(72,325)	33.88	(59,344)	33.50	(36,209)	27.70
Forfeited	(4,403)	37.11	(3,255)	30.21	(2,001)	37.47
Nonvested shares, December 31,	103,359	31.51	149,449	35.15	174,407	35.01
During the years ended December 31, 2020 and 2019, no shares were retired by the Company upon vesting of restricted stock awards. During the year ended December 31, 2018, award recipients surrendered and the Company retired 910 shares to cover taxes owed upon the vesting of restricted stock awards.
At December 31, 2020, there was $2.3 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

ORIGIN BANCORP, INC.
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
The table below summarizes the status of the Company's stock options and changes during the years ended December 31, 2020, 2019 and 2018.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	319,500	$10.65	7.07	$4,840
Exercised	(45,500)	12.29	—	—
Outstanding at December 31, 2018	274,000	10.38	6.75	6,493
Exercised	(20,000)	8.25	—	—
Outstanding at December 31, 2019	254,000	10.55	5.81	6,932
Exercised	(30,000)	8.25	—	—
Outstanding at December 31, 2020	224,000	$10.86	4.92	$3,789
Exercisable at December 31, 2020	224,000	$10.86	4.92	$3,789
Note 14 - Employee Retirement Plan
Defined Contribution Retirement Plan
The Company maintains the Origin Bancorp, Inc. Employee Retirement Plan ("Retirement Plan") that is a defined contribution benefit plan, that allows contributions under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees who meet certain other requirements and employment classification criteria. Under the provisions of the Retirement Plan, the Company may make discretionary matching contributions on a percentage, not to exceed 6%, of a participant's elective deferrals. Any percentage(s) determined by the Company shall apply to all eligible persons for the entire plan year. Historically, the Company has matched 50% of the first 6% of eligible compensation deferred by a participant. Eligible compensation includes salaries, wages, overtime and bonuses, and excludes expense reimbursements and fringe benefits. In addition, the Company may make additional discretionary contributions out of current or accumulated net profit. Matching contributions are invested as directed by the participant. The total of the Company's contributions may not exceed limitations set forth in the Retirement Plan document or the maximum deductible under the Internal Revenue Code.
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $2.0 million, $1.8 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Other Benefit Plans
The Company has established non-qualified defined benefit plans for some of its key executives for which deferred compensation liabilities are recorded as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $11.3 million and $9.8 million at December 31, 2020 and 2019, respectively. The expense recorded for the deferred compensation plan totaled $1.9 million, $1.2 million, and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 15 - Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2020	2019	2018
Current	$18,157	$14,232	$4,562
Deferred	(11,545)	(2,513)	5,658
State income taxes:
Current	1,723	1,030	638
Deferred	(339)	(83)	(21)
Income tax expense	$7,996	$12,666	$10,837
A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is below:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$9,314	21.00%	$13,975	21.00%	$13,113	21.00%
Tax exempt revenue, net of nondeductible interest	(878)	(1.98)	(644)	(0.97)	(907)	(1.45)
Low-income housing tax credits, net of amortization	(511)	(1.15)	(514)	(0.77)	(691)	(1.11)
Other tax credits, net of add-backs	(1,218)	(2.75)	(1,218)	(1.83)	(1,218)	(1.95)
Bank-owned life insurance income	(259)	(0.58)	(158)	(0.24)	(150)	(0.24)
State income taxes, net of federal benefit	1,033	2.35	730	1.10	469	0.75
Stock-based compensation	181	0.41	(100)	(0.15)	(252)	(0.40)
Deferred tax write-down for enacted tax rate changes	—	—	—	—	231	0.37
Nondeductible expense	257	0.58	413	0.62	337	0.53
Other	77	0.16	182	0.27	(95)	(0.15)
Total income tax expense	$7,996	18.04%	$12,666	19.03%	$10,837	17.35%
Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2020	2019
Credit loss allowances	$19,315	$8,557
Deferred compensation and share-based compensation	4,504	3,698
Net operating loss carryforwards	1,240	1,245
Other	1,064	1,441
Gross deferred tax assets	26,123	14,941
Valuation allowance	(994)	(970)
Deferred tax assets net of valuation allowance	$25,129	$13,971

Deferred tax liabilities:
Basis difference in premises and equipment	$3,089	$2,669
Intangible assets	118	157
Mortgage servicing rights	2,951	4,472
Other	146	152
Gross deferred tax liabilities	6,304	7,450
Net deferred tax asset	$18,825	$6,521

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
At December 31, 2020, the Company has $3.6 million in Federal gross net operating loss carryforwards acquired in previous business combinations expiring between 2022 and 2028, and $11.1 million in state net operating losses. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused, and has established a $994,000 valuation allowance related to these carryforwards.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2017.
Note 16 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2018	$1,280	$27	$1,307
Net change	(4,157)	88	(4,069)
Reclassification of tax effects related to the adoption of ASU 2018-02(1):
Current	(293)	17	(276)
Deferred	569	(11)	558
Balance at January 1, 2019	(2,601)	121	(2,480)
Net change	9,013	(200)	8,813
Balance at December 31, 2019	6,412	(79)	6,333
Net change	19,794	(478)	19,316
Balance at December 31, 2020	$26,206	$(557)	$25,649
____________________________
(1)During the first quarter of 2018, the Company adopted ASU 2018-02. The ASU was issued by the FASB in February 2018, to address the issue of other comprehensive income or loss that became stranded in AOCI as a result of the re-measurement of an entity's deferred income tax assets and liabilities following the reduction of the U.S. federal corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act in December 2017. The Company also had certain current tax amounts stranded in AOCI that resulted from a tax accounting election to tax net gains and losses on AFS securities and cash flow hedges as current items beginning in 2016. The Company reclassifies the taxes from AOCI to earnings as the individual securities and hedges are realized. Due to the change in corporate tax rates, the Company had certain net gains and losses taxed at the 35% rate reflected in AOCI. As these transactions are realized over time, they will flow through income tax expense at the 21% rate. Rather than adjusting income tax expense for the difference as each of these securities and instruments are realized, the Company elected to adjust the difference (stranded tax effect) to retained earnings, consistent with the treatment of the deferred tax adjustment.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2020 and 2019, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, common equity Tier 1 capital, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on our regulatory capital for two years (from January 2020 through December 31, 2021), which resulted in a 19 basis point benefit to the common equity Tier 1 capital to risk-weighted assets capital ratio at December 31, 2020. The two-year delay will be followed by the three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).
The actual capital amounts and ratios of the Company and Bank at December 31, 2020 and 2019, are presented in the following table:

(Dollars in thousands) December 31, 2020	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$604,306	9.95%	$425,012	7.00%	N/A	N/A
Origin Bank	637,863	10.53	424,010	7.00	$393,724	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	613,682	10.11	516,107	8.50	N/A	N/A
Origin Bank	637,863	10.53	514,870	8.50	484,583	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	837,058	13.79	637,539	10.50	N/A	N/A
Origin Bank	782,503	12.92	636,019	10.50	605,732	10.00
Leverage Ratio
Origin Bancorp, Inc.	613,682	8.62	284,771	4.00	N/A	N/A
Origin Bank	637,863	8.99	283,842	4.00	354,802	5.00
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	561,630	11.74	334,785	7.00	N/A	N/A
Origin Bank	551,060	11.55	333,924	7.00	310,072	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	570,975	11.94	406,524	8.50	N/A	N/A
Origin Bank	551,060	11.55	405,479	8.50	381,627	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	610,305	12.76	502,175	10.50	N/A	N/A
Origin Bank	590,390	12.38	500,888	10.50	477,037	10.00
Leverage Ratio
Origin Bancorp, Inc.	570,975	10.91	209,298	4.00	N/A	N/A
Origin Bank	551,060	10.56	208,774	4.00	260,968	5.00

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $60.8 million at December 31, 2020.
Stock Repurchases
In three transactions in March 2020, the Company repurchased a total of 30,868 shares of its common stock pursuant to its stock buyback program at an average price per share of $23.44 for an aggregate purchase price of $723,000. Prior to 2020, the Company had repurchased cumulatively $10.1 million of shares under the stock buyback program, and as of December 31, 2020, the Company's board of directors has approved approximately $29.2 million remaining shares to be purchased under the program.
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit	$1,341,501	$1,374,055
Standby letters of credit	42,911	39,344
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At December 31, 2020 and 2019, these credit card guarantees totaled $200,000 and $489,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At December 31, 2020, the Company held 35 unfunded letters of credit from the FHLB totaling $527.4 million with expiration dates ranging from January 20, 2021, to November 4, 2022. At December 31, 2019, the Company held 21 unfunded letters of credit from the FHLB totaling $241.3 million with expiration dates ranging from January 15, 2020, to February 25, 2021.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.3 million and $1.8 million at December 31, 2020 and 2019, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 19 - Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2020 and 2019, were as follows:

(Dollars in thousands)	2020	2019
Balance, beginning of year	$1,093	$1,328
Advances	1,092	450
Principal repayments	(793)	(495)
Effect of changes in composition of related parties	—	(190)
Balance, end of year	$1,392	$1,093

Commitments to extend credit	$2,702	$2,212
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2020 and 2019, amounted to $30.4 million and $27.0 million, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 20 - Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2020	2019
Assets
Cash and cash equivalents	$42,908	$5,909
Investment in affiliates/subsidiaries	684,410	593,079
Other assets	10,198	10,531
Total assets	$737,516	$609,519
Liabilities and Stockholders' Equity
Subordinated debentures, net	$88,258	$9,671
Accrued expenses and other liabilities	2,108	586
Total liabilities	90,366	10,257
Stockholders' Equity
Common stock	117,532	117,405
Additional paid‑in capital	237,341	235,623
Retained earnings	266,628	239,901
Accumulated other comprehensive income	25,649	6,333
Total stockholders' equity	647,150	599,262
Total liabilities and stockholders' equity	$737,516	$609,519

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2020	2019	2018
Income:
Dividends from subsidiaries	$17,250	$17,500	$4,500
Other	12	470	2,052
Total income	17,262	17,970	6,552
Expenses:
Interest expense	1,333	563	553
Salaries and employee benefits	214	728	658
Other	1,182	1,565	1,462
Total expenses	2,729	2,856	2,673
Income before income taxes and equity in undistributed net income of subsidiaries	14,533	15,114	3,879
Income tax benefit	549	502	84
Income before equity in undistributed net income of subsidiaries	15,082	15,616	3,963
Equity in undistributed net income of subsidiaries	21,275	38,266	47,642
Net income	$36,357	$53,882	$51,605

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2020	2019	2018
Cash flows from operating activities:
Net income	$36,357	$53,882	$51,605
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1)	9	9
Equity in undistributed net income of subsidiaries	(21,275)	(38,266)	(47,642)
Amortization of subordinated debentures discount	58	28	25
Other, net	3,633	130	(2,187)
Net cash provided by operating activities	18,772	15,783	1,810
Cash flows from investing activities:
Capital contributed to subsidiaries	(51,000)	—	(45,794)
Net purchases of non-marketable equity securities held in other financial institutions	—	—	(2,213)
Net cash used in investing activities	(51,000)	—	(48,007)
Cash flows from financing activities:
Dividends paid	(8,854)	(5,863)	(5,941)
Taxes paid related to net share settlement of equity awards	—	—	(23)
Cash received on exercise of stock options	248	166	559
Proceeds from issuance of subordinated debentures	78,556	—	—
Proceeds from issuance of common stock	—	—	95,178
Payment to repurchase preferred stock	—	—	(48,260)
Payment to repurchase common stock	(723)	(10,059)	—
Net cash provided by (used by) financing activities	69,227	(15,756)	41,513
Net increase (decrease) in cash and cash equivalents	36,999	27	(4,684)
Cash and cash equivalents at beginning of year	5,909	5,882	10,566
Cash and cash equivalents at end of year	$42,908	$5,909	$5,882

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 21 - Summary of Quarterly Financial Statements (Unaudited)
The following tables present selected unaudited data from the Company's condensed consolidated quarterly statements of income for the quarterly periods within the years ended December 31, 2020 and 2019:

	Quarters Ended - 2020
(Dollars in thousands)	December 31	September 30	June 30	March 31
Total interest income	$59,422	$58,800	$55,464	$55,016
Total interest expense	7,603	8,183	9,174	12,206
Net interest income	51,819	50,617	46,290	42,810
Provision for credit losses	6,333	13,633	21,403	18,531
Net interest income after provision for credit losses	45,486	36,984	24,887	24,279
Non-interest income, exclusive of gain on sales of securities, net	15,156	17,750	19,076	12,090
Gain on sales of securities, net	225	301	—	54
Non-interest expense	38,884	38,734	38,220	36,097
Income before income taxes	21,983	16,301	5,743	326
Income tax expense	4,431	3,206	786	(427)
Net income	$17,552	$13,095	$4,957	$753
Basic earnings per common share (1)	$0.75	$0.56	$0.21	$0.03
Diluted earnings per common share (1)	0.75	0.56	0.21	0.03
____________________________
(1)Due to the combined impact of the repurchase of common stock on the quarterly average common shares outstanding calculation compared to the impact of the repurchase of common stock on the year-to-date average common shares outstanding calculation, and the effect of rounding, the sum of the quarterly earnings per common share will not equal the year-to-date earnings per common share amount.

	Quarters Ended - 2019
(Dollars in thousands)	December 31	September 30	June 30	March 31
Total interest income	$56,719	$58,806	$57,063	$54,494
Total interest expense	12,624	14,184	14,094	12,468
Net interest income	44,095	44,622	42,969	42,026
Provision for credit losses	2,377	4,201	1,985	1,005
Net interest income after provision for credit losses	41,718	40,421	40,984	41,021
Non-interest income, exclusive of gain on sales of securities, net	10,818	12,860	11,176	11,604
Gain on sales of securities, net	—	20	—	—
Non-interest expense	36,534	35,064	37,095	35,381
Income before income taxes	16,002	18,237	15,065	17,244
Income tax expense	3,175	3,620	2,782	3,089
Net income	12,827	14,617	12,283	14,155
Basic earnings per common share(1)	$0.55	$0.62	$0.52	$0.60
Diluted earnings per common share(1)	0.55	0.62	0.52	0.60
____________________________
(1)Due to the combined impact of the repurchase of common stock on the quarterly average common shares outstanding calculation compared to the impact of the repurchase of common stock on the year-to-date average common shares outstanding calculation, and the effect of rounding, the sum of the quarterly earnings per common share will not equal the year-to-date earnings per common share amount.

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
Management's annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting at December 31, 2020, based on those criteria. The effectiveness of our internal control over financial reporting at December 31, 2020, has been audited by BKD LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

To the Shareholders and Board of Directors
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Internal Control over Financial Reporting

We have audited Origin Bancorp, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 2, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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
March 2, 2021

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants at December 31, 2020 is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 - Stock and Incentive Compensation Plans in the notes to our consolidated financial statements contained in Item 8 of this report.

	Number of Securities to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2012 Stock Incentive Plan	—	$—	921,248
Issued prior to establishment of the 2012 Stock Incentive Plan	224,000	10.86	—
Total	224,000	10.86	921,248
____________________________
(1)Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance.
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Stock-Based Compensation Plans" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K.
We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.
Further information regarding security ownership of our 5% stockholders and our directors, director nominees and executive officers required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

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

4.2
Subordinated Indenture, dated as of October 16, 2020, by and between Origin Bancorp, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October, 16, 2020 (File No. 001-38487)

4.3
First Supplemental Indenture, dated as of October 16, 2020, by and between Origin Bancorp, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October, 16, 2020 (File No. 001-38487)

4.4	Description of Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

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

10.5
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.5 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

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

Exhibit Number	Description
10.9
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 26, 2018, by and among Great-West Life & Annuity Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225).

10.10
Amended and Restated Endorsement Split Dollar Life Insurance Agreement, dated February 27, 2020, by and between Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.10 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

10.11
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and M. Lance Hall, incorporated by reference to Exhibit 10.11 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

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

10.22
Employment Agreement, effective October 1, 2008, as amended July 14, 2014, and as amended March 15, 2018, between Community Trust Bank and Cary Davis, incorporated by reference to Exhibit 10.22 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

10.23
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 15, 2008, between Community Trust Bank and Cary Davis, incorporated by reference to Exhibit 10.23 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

10.24
2016 Amendment, dated December 14, 2016, between Origin Bank and Cary Davis, to the §409A Amended & Restated Executive Salary Continuation Agreement, dated December 15, 2008, between Community Trust Bank and Cary Davis, incorporated by reference to Exhibit 10.24 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

10.25
Life Insurance Endorsement Method Split Dollar Plan Agreement, effective February 7, 2001, as amended on January 26, 2007, December 12, 2008, December 18, 2009, and June 10, 2014, between Community Trust Bank and Cary Davis, incorporated by reference to Exhibit 10.25 to the Company’s 10-K for the Year ended December 31, 2019 (File No. 001-38487).

10.26
Loan Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

10.27	Revolving Promissory Note issued to NexBank SSB on October 5, 2018, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487).

Exhibit Number	Description

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

10.31	Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, is formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)
Date: March 2, 2021	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	March 2, 2021
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen H. Brolly	March 2, 2021
Stephen H. Brolly, Chief Financial Officer/Senior Executive Officer (Principal Financial & Principal Accounting Officer)

/s/ James S. D'Agostino	March 2, 2021
James S. D'Agostino, Director

/s/ James E. Davison, Jr.	March 2, 2021
James E. Davison, Jr., Director

/s/ Richard Gallot, Jr.	March 2, 2021
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	March 2, 2021
Stacey W. Goff, Director

/s/ Michael A. Jones	March 2, 2021
Michael A. Jones, Director

/s/ Gary E. Luffey	March 2, 2021
Gary E. Luffey, Director

/s/ Farrell J. Malone	March 2, 2021
Farrell J. Malone, Director

/s/ F. Ronnie Myrick	March 2, 2021
F. Ronnie Myrick, Director

/s/ George M. Snellings, IV	March 2, 2021
George M. Snellings, IV, Director

/s/ Elizabeth E. Solender	March 2, 2021
Elizabeth E. Solender, Director

/s/ Steven Taylor	March 2, 2021
Steven Taylor, Director