Form 10-Q
period 2021-03-31
Origin Bancorp, Inc.
filed 2021-05-05
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,488,884 shares of Common Stock, par value $5.00 per share, were issued and outstanding at April 30, 2021.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2021

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

•risks associated with widespread inflation;
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
•other factors that are discussed in the sections titled "Item 1A. Risk Factors" in this report, in our annual report on Form 10-K for the year ended December 31, 2020, and in our other reports filed with the SEC; and
•our ability to manage the risks involved in the foregoing.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Cash and due from banks	$64,330	$60,544
Interest-bearing deposits in banks	200,571	316,670
Total cash and cash equivalents	264,901	377,214
Securities:
Available for sale	980,132	1,004,674
Held to maturity, net allowance for credit losses of $66 at both March 31, 2021, and December 31, 2020 (fair value of $40,800 and $41,205 at March 31, 2021, and December 31, 2020, respectively)	37,983	38,128
Securities carried at fair value through income	11,077	11,554
Total securities	1,029,192	1,054,356
Non-marketable equity securities held in other financial institutions	47,274	62,586
Loans held for sale ($82,706 and $136,026 at fair value at March 31, 2021, and December 31, 2020, respectively)	144,950	191,512
Loans, net of allowance for credit losses of $85,136 and $86,670 at March 31, 2021, and December 31, 2020, respectively ($13,578 and $17,011 at fair value at March 31, 2021, and December 31, 2020, respectively)	5,764,624	5,638,103
Premises and equipment, net	81,064	81,763
Mortgage servicing rights	17,552	13,660
Cash surrender value of bank-owned life insurance	37,757	37,553
Goodwill and other intangible assets, net	30,246	30,480
Accrued interest receivable and other assets	145,615	141,041
Total assets	$7,563,175	$7,628,268
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,736,534	$1,607,564
Interest-bearing deposits	3,962,082	3,478,985
Time deposits	647,578	664,766
Total deposits	6,346,194	5,751,315
Federal Home Loan Bank ("FHLB") advances and other borrowings	325,751	984,608
Subordinated debentures, net	157,239	157,181
Accrued expenses and other liabilities	77,636	88,014
Total liabilities	6,906,820	6,981,118
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,488,884 and 23,506,312 shares issued at March 31, 2021, and December 31, 2020, respectively)	117,444	117,532
Additional paid‑in capital	236,934	237,341
Retained earnings	289,792	266,628
Accumulated other comprehensive income	12,185	25,649
Total stockholders' equity	656,355	647,150
Total liabilities and stockholders' equity	$7,563,175	$7,628,268
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income
Interest and fees on loans	$56,810	$50,049
Investment securities-taxable	3,300	2,712
Investment securities-nontaxable	1,672	758
Interest and dividend income on assets held in other financial institutions	345	1,497
Total interest and dividend income	62,127	55,016
Interest expense
Interest-bearing deposits	3,789	10,250
FHLB advances and other borrowings	1,269	1,351
Subordinated debentures	1,830	605
Total interest expense	6,888	12,206
Net interest income	55,239	42,810
Provision for credit losses	1,412	18,531
Net interest income after provision for credit losses	53,827	24,279
Noninterest income
Service charges and fees	3,343	3,320
Mortgage banking revenue	4,577	2,769
Insurance commission and fee income	3,771	3,687
Gain on sales of securities, net	1,668	54
Loss on sales and disposals of other assets, net	(38)	(25)
Limited partnership investment income (loss)	1,772	(429)
Swap fee income	348	676
Other fee income	771	466
Other income	919	1,626
Total noninterest income	17,131	12,144
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Noninterest expense
Salaries and employee benefits	22,325	21,988
Occupancy and equipment, net	4,339	4,221
Data processing	2,173	2,003
Electronic banking	961	900
Communications	415	477
Advertising and marketing	680	711
Professional services	973	1,171
Regulatory assessments	1,170	615
Loan related expenses	1,705	1,142
Office and operations	1,454	1,441
Intangible asset amortization	234	299
Franchise tax expense	619	496
Other expenses	2,388	633
Total noninterest expense	39,436	36,097
Income before income tax expense	31,522	326
Income tax expense (benefit)	6,009	(427)
Net income	$25,513	$753
Basic earnings per common share	$1.09	$0.03
Diluted earnings per common share	1.08	0.03
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$25,513	$753
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(15,852)	12,771
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)
Reclassification adjustment for net gain included in net income	(1,668)	(54)
Change in the net unrealized gain on investment securities, before tax	(17,523)	12,714
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(3,680)	2,670
Change in the net unrealized gain on investment securities, net of tax	(13,843)	10,044
Cash flow hedges:
Net unrealized gain (loss) arising during the period	431	(710)
Reclassification adjustment for loss included in net income	(49)	(8)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	480	(702)
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	101	(147)
Change in net unrealized position on cash flow hedges, net of tax	379	(555)
Other comprehensive (loss) income, net of tax	(13,464)	9,489
Comprehensive income	$12,049	$10,242

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2020	23,480,945	$117,405	$235,623	$239,901	$6,333	$599,262
Net income	—	—	—	753	—	753
Other comprehensive income, net of tax	—	—	—	—	9,489	9,489
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	25,871	129	655	—	—	784
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,174)	—	(2,174)
Repurchase of common stock	(30,868)	(154)	(569)	—		(723)
Balance at March 31, 2020	23,475,948	$117,380	$235,709	$237,720	$15,822	$606,631

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	25,513	—	25,513
Other comprehensive income, net of tax	—	—	—	—	(13,464)	(13,464)
Recognition of stock compensation, net	20,140	100	661	—	—	761
Dividends declared - common stock ($0.10 per share)	—	—	—	(2,349)	—	(2,349)
Repurchase of common stock	(37,568)	(188)	(1,068)	—		(1,256)
Balance at March 31, 2021	23,488,884	$117,444	$236,934	$289,792	$12,185	$656,355
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2021	2020
Net income	$25,513	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,412	18,531
Depreciation and amortization	1,695	1,735
Net amortization on securities	1,748	552
Amortization of investments in tax credit funds	373	368
Net realized gain on securities sold	(1,668)	(54)
Deferred income tax (benefit) expense	(991)	(4,122)
Stock-based compensation expense	614	537
Originations of mortgage loans held for sale	(137,644)	(97,987)
Proceeds from mortgage loans held for sale	184,283	87,528
Gain on mortgage loans held for sale, including origination of servicing rights	(6,940)	(1,873)
Mortgage servicing rights valuation adjustment	(1,949)	5,228
Net loss on disposals of premises and equipment	—	1
Increase in the cash surrender value of life insurance	(204)	(554)
Net losses on sales and write downs of other real estate owned	38	24
Other operating activities, net	4,786	(2,939)
Net cash provided by operating activities	71,066	7,728
Cash flows from investing activities:
Purchases of securities available for sale	(71,717)	(131,064)
Maturities, paydowns and calls of securities available for sale	38,028	26,440
Proceeds from sales of securities available for sale	40,493	22,375
Maturities, paydowns and calls of securities held to maturity	142	138
Net sales (purchases) of non-marketable equity securities held in other financial institutions	15,353	(12,306)
Originations of mortgage warehouse loans	(5,050,426)	(1,259,966)
Proceeds from pay-offs of mortgage warehouse loans	5,044,082	1,097,367
Net increase in loans, excluding mortgage warehouse and loans held for sale	(124,129)	(174,836)
Bank-owned life insurance payout	—	1,641
Capital calls on limited partnership investments	(225)	(150)
Purchase of low income housing tax credit investments	(300)	—
Purchases of premises and equipment	(813)	(1,173)
Proceeds from sales of premises and equipment	51	—
Proceeds from sales of other real estate owned	269	20
Net cash used in investing activities	(109,192)	(431,514)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from financing activities:	2021	2020
Net increase in deposits	594,879	327,634
Repayments on long-term FHLB advances	(13,529)	(211)
Proceeds from short-term FHLB advances	6,053,425	400,000
Repayments on short-term FHLB advances	(6,703,425)	(100,000)
Issuance of subordinated debentures, net	—	68,847
Net decrease in securities sold under agreements to repurchase	(2,087)	(1,184)
Dividends paid	(2,341)	(2,164)
Cash received from exercise of stock options	147	248
Common stock repurchased	(1,256)	(723)
Net cash (used in) provided by financing activities	(74,187)	692,447
Net (decrease) increase in cash and cash equivalents	(112,313)	268,661
Cash and cash equivalents at beginning of period	377,214	291,518
Cash and cash equivalents at end of period	$264,901	$560,179

Interest paid	$6,999	$11,965
Income taxes paid	4,040	—
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	1,376	8,760
Real estate acquired in settlement of loans	2,575	588
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 44 banking centers located in Dallas/Fort Worth and Houston, Texas, North Louisiana and in Mississippi. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC ("Davison Insurance"), doing business as Thomas & Farr Agency, and Reeves, Coon and Funderburg ("RCF"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2020, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company's annual report on Form 10-K ("2020 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior period amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
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
Effect of Recently Adopted Accounting Standards
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (ASC) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments were implemented effective January 1, 2021. Implementation of this ASU did not materially impact the consolidated financial statements or disclosures.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 2 - Earnings Per Share
Basic and diluted earnings per common share are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards. Information regarding the Company's basic and diluted earnings per common share is presented in the following table:

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2021	2020
Net income (basic and diluted)	$25,513	$753
Denominator:
Weighted average common shares outstanding	23,393,356	23,353,601
Dilutive effect of stock-based awards	197,074	176,611
Weighted average diluted common shares outstanding	23,590,430	23,530,212

Basic earnings per common share	$1.09	$0.03
Diluted earnings per common share	1.08	0.03

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$401,450	$13,364	$(5,641)	$409,173	$—	$409,173
Corporate bonds	68,293	2,056	(386)	69,963	—	69,963
U.S. government and agency securities	5,811	3	(177)	5,637	—	5,637
Commercial mortgage-backed securities	9,088	232	(357)	8,963	—	8,963
Residential mortgage-backed securities	200,265	5,738	(943)	205,060	—	205,060
Residential collateralized mortgage obligations	193,730	1,491	(1,415)	193,806	—	193,806
Asset-backed securities	85,938	1,593	(1)	87,530	—	87,530
Total	$964,575	$24,477	$(8,920)	$980,132	$—	$980,132
Held to maturity:
State and municipal securities	$38,049	$2,751	$—	$40,800	$(66)	$37,983
Securities carried at fair value through income:
State and municipal securities(1)	$10,618	$—	$—	$11,077	$—	$11,077

December 31, 2020
Available for sale:
State and municipal securities	$420,559	$21,884	$(258)	$442,185	$—	$442,185
Corporate bonds	64,313	1,762	(137)	65,938	—	65,938
U.S. government and agency securities	851	3	(5)	849	—	849
Commercial mortgage-backed securities	10,814	266	—	11,080	—	11,080
Residential mortgage-backed securities	207,742	7,441	(232)	214,951	—	214,951
Residential collateralized mortgage obligations	193,865	1,739	(261)	195,343	—	195,343
Asset-backed securities	73,451	877	—	74,328	—	74,328
Total	$971,595	$33,972	$(893)	$1,004,674	$—	$1,004,674
Held to maturity:
State and municipal securities	$38,194	$3,011	$—	$41,205	$(66)	$38,128
Securities carried at fair value through income:
State and municipal securities(1)	$10,618	$—	$—	$11,554	$—	$11,554
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at March 31, 2021, and December 31, 2020, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$147,815	$(5,601)	$1,520	$(40)	$149,335	$(5,641)
Corporate bonds	24,249	(386)	—	—	24,249	(386)
U.S. government and agency securities	4,851	(173)	523	(4)	5,374	(177)
Commercial mortgage-backed securities	6,475	(357)	—	—	6,475	(357)
Residential mortgage-backed securities	54,673	(943)	—	—	54,673	(943)
Residential collateralized mortgage obligations	90,832	(1,415)	—	—	90,832	(1,415)
Asset-backed securities	6,868	(1)	—	—	6,868	(1)
Total	$335,763	$(8,876)	$2,043	$(44)	$337,806	$(8,920)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2020
Available for sale:
State and municipal securities	$21,979	$(258)	$—	$—	$21,979	$(258)
Corporate bonds	30,513	(137)	—	—	30,513	(137)
U.S. government and agency securities	—	—	568	(5)	568	(5)
Residential mortgage-backed securities	23,178	(232)	—	—	23,178	(232)
Residential collateralized mortgage obligations	43,911	(261)	—	—	43,911	(261)
Total	$119,581	$(888)	$568	$(5)	$120,149	$(893)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
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
At March 31, 2021, the Company had 134 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at March 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:
Balance at January 1, 2021	$66
Credit loss expense	—
Balance at March 31, 2021	$66
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss expense	—
Balance at March 31, 2020	$96
Accrued interest of $5.6 million and $2.7 million was not included in the calculation of the allowance at March 31, 2021, or March 31, 2020, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at March 31, 2021, or December 31, 2020.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Proceeds from sales	$40,493	$22,375
Gross realized gains	1,700	103
Gross realized losses	(32)	(49)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2021, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,857	$12,862	$4,725	$4,772
Due after one year through five years	—	—	52,044	56,192
Due after five years through ten years	25,192	27,938	111,175	113,565
Due after ten years	—	—	307,610	310,244
Commercial mortgage-backed securities	—	—	9,088	8,963
Residential mortgage-backed securities	—	—	200,265	205,060
Residential collateralized mortgage obligations	—	—	193,730	193,806
Asset-backed securities	—	—	85,938	87,530
Total	$38,049	$40,800	$964,575	$980,132
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Carrying value of securities pledged to secure public deposits	$232,179	$289,537
Carrying value of securities pledged to repurchase agreements	9,949	10,982

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Loans held for sale	$144,950	$191,512
LHFI:
Loans secured by real estate:
Commercial real estate	$1,441,071	$1,370,928
Construction/land/land development	548,236	531,860
Residential real estate	904,753	885,120
Total real estate	2,894,060	2,787,908
Commercial and industrial(1)	1,834,498	1,817,862
Mortgage warehouse lines of credit	1,090,347	1,084,001
Consumer	17,277	17,991
Total loans accounted for at amortized cost	5,836,182	5,707,762
Loans accounted for at fair value	13,578	17,011
Total LHFI(2)	5,849,760	5,724,773
Less: Allowance for loan losses	85,136	86,670
LHFI, net	$5,764,624	$5,638,103
____________________________
(1)Includes $584.1 million and $546.5 million of PPP loans at March 31, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees of $15.9 million and $13.7 million at March 31, 2021, and December 31, 2020, respectively.
Included in total loans held for investment ("LHFI") were $13.6 million and $17.0 million of commercial real estate loans for which the fair value option was elected at March 31, 2021 and December 31, 2020, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
The Company has been a participating lender in the Paycheck Protection Program ("PPP"). At March 31, 2021, there were approximately $584.1 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio, including $11.5 million in net deferred loan fees. PPP loans have a maximum maturity of two years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the SBA if the borrower uses the proceeds to pay specified expenses. The Company believes that the majority of its PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of nonaccrual commercial loans over $100,000 with direct exposure, unsecured loans over 90 days past due, commercial loans classified substandard or worse over $100,000 with direct exposure, troubled debt restructurings ("TDRs"), consumer loans greater than $100,000 with a FICO score under 625, loans greater than $100,000 in which the borrower has filed bankruptcy, and all loans 180 days or more past due. Loans under $50,000 will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2021, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Pass	$130,211	$394,179	$290,815	$289,673	$148,317	$124,443	$21,263	$1,398,901
Special mention	4,383	—	—	1,154	20,707	—	2,110	28,354
Classified	1,904	3,473	1,587	2,782	1,427	2,529	114	13,816
Total commercial real estate loans	$136,498	$397,652	$292,402	$293,609	$170,451	$126,972	$23,487	$1,441,071
Current period gross charge-offs	$—	$—	$—	$—	$2	$26	$—	$28
Current period gross recoveries	—	—	—	—	—	3	—	3
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$2	$23	$—	$25
(1) Excludes $13.6 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

Construction/land/land development:
Pass	$40,706	$193,152	$142,872	$119,935	$12,716	$2,505	$17,490	$529,376
Special mention	—	—	10,242	135	1,003	—	—	11,380
Classified	306	317	1,079	716	1,508	291	3,263	7,480
Total construction/land/land development loans	$41,012	$193,469	$154,193	$120,786	$15,227	$2,796	$20,753	$548,236
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$53,633	$354,359	$118,406	$114,721	$101,869	$89,887	$52,920	$885,795
Special mention	1,447	185	—	—	801	196	—	2,629
Classified	94	1,658	2,354	2,955	2,214	6,826	228	16,329
Total residential real estate loans	$55,174	$356,202	$120,760	$117,676	$104,884	$96,909	$53,148	$904,753
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	9	—	9
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$(9)	$—	$(9)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total

Commercial and industrial:
Pass	$254,777	$700,996	$137,792	$103,342	$22,396	$33,753	$471,812	$1,724,868
Special mention	217	4,631	2,275	25,902	408	14,458	4,125	52,016
Classified	4,474	1,228	11,786	5,753	4,942	10,198	19,233	57,614
Total commercial and industrial loans	$259,468	$706,855	$151,853	$134,997	$27,746	$58,409	$495,170	$1,834,498
Current period gross charge-offs	$—	$4	$54	$—	$362	$1,282	$1,253	$2,955
Current period gross recoveries	—	—	13	—	11	76	8	108
Current period net charge-offs (recoveries)	$—	$4	$41	$—	$351	$1,206	$1,245	$2,847

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$1,090,347	$1,090,347
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,858	$5,477	$2,656	$1,276	$154	$148	$5,652	$17,221
Classified	—	28	9	1	—	5	13	56
Total consumer loans	$1,858	$5,505	$2,665	$1,277	$154	$153	$5,665	$17,277
Current period gross charge-offs	$—	$—	$22	$2	$—	$6	$14	$44
Current period gross recoveries	—	—	—	—	—	13	—	13
Current period net charge-offs (recoveries)	$—	$—	$22	$2	$—	$(7)	$14	$31
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$1,055	$—	$571	$1,626	$1,453,023	$1,454,649	$—
Construction/land/land development	257	253	1,832	2,342	545,894	548,236	—
Residential real estate	2,287	4,361	3,116	9,764	894,989	904,753	—
Total real estate	3,599	4,614	5,519	13,732	2,893,906	2,907,638	—
Commercial and industrial	791	165	11,825	12,781	1,821,717	1,834,498	—
Mortgage warehouse lines of credit	—	—	—	—	1,090,347	1,090,347	—
Consumer	58	1	2	61	17,216	17,277	—
Total LHFI	$4,448	$4,780	$17,346	$26,574	$5,823,186	$5,849,760	$—
____________________________
(1)Includes $13.6 million of commercial real estate loans at fair value

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$1,072	$—	$3,172	$4,244	$1,383,695	$1,387,939	$—
Construction/land/land development	369	1	2,328	2,698	529,162	531,860	—
Residential real estate	3,774	134	364	4,272	880,848	885,120	—
Total real estate	5,215	135	5,864	11,214	2,793,705	2,804,919	—
Commercial and industrial	703	1,097	12,625	14,425	1,803,437	1,817,862	—
Mortgage warehouse lines of credit	—	—	—	—	1,084,001	1,084,001	—
Consumer	113	9	2	124	17,867	17,991	—
Total LHFI	$6,031	$1,241	$18,491	$25,763	$5,699,010	$5,724,773	$—
____________________________
(1)Includes $17.0 million of commercial real estate loans at fair value

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $20.2 million and $12.6 million was not included in the book value for the purposes of calculating the allowance at March 31, 2021 and March 31, 2020, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Benefit) (1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$15,430	$28	$3	$2,992	$18,397
Construction/land/land development	8,191	—	—	(802)	7,389
Residential real estate	9,418	—	9	(1,133)	8,294
Commercial and industrial	51,857	2,955	108	332	49,342
Mortgage warehouse lines of credit	856	—	—	67	923
Consumer	918	44	13	(96)	791
Total	$86,670	$3,027	$133	$1,360	$85,136
____________________________
(1)The $1.4 million provision for credit losses on the consolidated statements of income includes a $1.4 million net loan loss provision, and a $52,000 provision for off-balance sheet commitments for the three months ended March 31, 2021.

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
____________________________
(1)The $18.5 million provision for credit losses on the consolidated statements of income includes a $18.4 million net loan loss provision and a $135,000 provision for off-balance sheet commitments for the three months ended March 31, 2020.

The decrease in provision expense compared to the quarter ended March 31, 2020, was primarily due to improvement in forecasted economic conditions during the quarter ended March 31, 2021, as compared to forecasted worsening economic conditions during the quarter ended March 31, 2020. The Company's credit quality profile in relation to the allowance for loan credit losses drove a decline of $1.6 million in the collective reserve during the three months ended March 31, 2021, of which a $1.1 million decrease was related to qualitative factor changes across the Company’s risk pools for the three months ended March 31, 2021. Six commercial and industrial loans, reflecting four loan relationships, were written down during the quarter ended March 31, 2021, totaling $2.8 million.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables show the recorded investment in loans by loss estimation methodology at March 31, 2021, and December 31, 2020.

	March 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,438,054	$571	$2,446	$1,441,071
Construction/land/land development	545,796	2,112	328	548,236
Residential real estate	894,416	8,482	1,855	904,753
Commercial and industrial	1,814,453	9,388	10,657	1,834,498
Mortgage warehouse lines of credit	1,090,347	—	—	1,090,347
Consumer	17,275	2	—	17,277
Total	$5,800,341	$20,555	$15,286	$5,836,182
____________________________
(1)Excludes $13.6 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables show the allowance for loan credit losses by loss estimation methodology at March 31, 2021, and December 31, 2020.

	March 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$18,388	$—	$9	$18,397
Construction/land/land development	7,258	131	—	7,389
Residential real estate	7,992	—	302	8,294
Commercial and industrial	41,488	3,201	4,653	49,342
Mortgage warehouse lines of credit	923	—	—	923
Consumer	789	2	—	791
Total	$76,838	$3,334	$4,964	$85,136

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,896	$525	$9	$15,430
Construction/land/land development	8,062	128	1	8,191
Residential real estate	8,983	—	435	9,418
Commercial and industrial	44,714	1,707	5,436	51,857
Mortgage warehouse lines of credit	856	—	—	856
Consumer	918	—	—	918
Total	$78,429	$2,360	$5,881	$86,670
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial real estate	$1,012	$1,053	$1,085	$3,704
Construction/land/land development	955	1,319	2,431	2,962
Residential real estate	8,901	2,436	10,692	6,530
Total real estate	10,868	4,808	14,208	13,196
Commercial and industrial	76	82	19,094	12,897
Consumer	—	—	56	56
Total nonaccrual loans	$10,944	$4,890	$33,358	$26,149
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At March 31, 2021, the Company had no funding commitments for which the terms have been modified in TDRs.
For the three months ended March 31, 2021 and 2020, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $341,000 and $354,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the three months ended March 31, 2021 and 2020.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate loans in accordance with U.S. GAAP. The Company had $963,000 of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at March 31, 2021, compared to $681,000 at December 31, 2020. There were no nonaccrual LHFI that were recorded using the fair value option election at March 31, 2021, or December 31, 2020.
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. At March 31, 2021, the Company had 24 loans totaling $5.3 million under COVID-19 related forbearance agreements that were not treated as TDRs pursuant to the CARES Act and interagency guidance compared to 49 loans totaling $97.7 million at December 31, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
TDRs
Nonaccrual TDRs	$5,515	$5,671
Performing TDRs	3,237	3,314
Total	$8,752	$8,985
There were no loans classified as TDR's during the three months ended March 31, 2021. The tables below summarize loans classified as TDR's by loan and concession type during the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$128	$127	$—	$—	$127
Total	2	$128	$127	$—	$—	$127

During the three months ended March 31, 2021, no loans defaulted after having been modified as a TDR within the previous 12 months. During the three months ended March 31, 2020, two loans with a combined outstanding principal balance of $2.3 million defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the three months ended March 31, 2020, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2021, and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2021 or 2020.

	March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$367,698	$41,475	$409,173
Corporate bonds	—	69,963	—	69,963
U.S. government agency securities	—	5,637	—	5,637
Commercial mortgage-backed securities	—	8,963	—	8,963
Residential mortgage-backed securities	—	205,060	—	205,060
Residential collateralized mortgage obligations	—	193,806	—	193,806
Asset-backed securities	—	87,530	—	87,530
Securities available for sale	—	938,657	41,475	980,132
Securities carried at fair value through income	—	—	11,077	11,077
Loans held for sale	—	82,706	—	82,706
Loans at fair value	—	—	13,578	13,578
Mortgage servicing rights	—	—	17,552	17,552
Other assets - derivatives	—	17,677	—	17,677
Total recurring fair value measurements - assets	$—	$1,039,040	$83,682	$1,122,722

Other liabilities - derivatives	$—	$(15,432)	$—	$(15,432)
Total recurring fair value measurements - liabilities	$—	$(15,432)	$—	$(15,432)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$398,120	$44,065	$442,185
Corporate bonds	—	65,938	—	65,938
U.S. government agency securities	—	849	—	849
Commercial mortgage-backed securities	—	11,080	—	11,080
Residential mortgage-backed securities	—	214,951	—	214,951
Residential collateralized mortgage obligations	—	195,343	—	195,343
Asset-backed securities	—	74,328	—	74,328
Securities available for sale	—	960,609	44,065	1,004,674
Securities carried at fair value through income	—	—	11,554	11,554
Loans held for sale	—	136,026	—	136,026
Loans at fair value	—	—	17,011	17,011
Mortgage servicing rights	—	—	13,660	13,660
Other assets - derivatives	—	23,694	—	23,694
Total recurring fair value measurements - assets	$—	$1,120,329	$86,290	$1,206,619

Other liabilities - derivatives	$—	$(23,020)	$—	$(23,020)
Total recurring fair value measurements - liabilities	$—	$(23,020)	$—	$(23,020)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	1,949	—	—
Other noninterest income	(59)	—	—	(477)
Loss recognized in AOCI	—	—	(489)	—
Purchases, issuances, sales and settlements:
Originations	—	1,943	—	—
Settlements	(3,374)	—	(2,101)	—
Balance at March 31, 2021	$13,578	$17,552	$41,475	$11,077

Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(5,228)	—	—
Other noninterest income	166	—	—	729
Gain recognized in AOCI	—	—	160	—
Purchases, issuances, sales and settlements:
Originations	—	653	—	—
Sales	—	—	(1,908)	—
Settlements	(247)	—	—	—
Balance at March 31, 2020	$17,589	$16,122	$36,425	$12,242
____________________________
(1)Total mortgage banking revenue includes changes in fair value due to market changes and run-off.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company obtains fair value measurements for loans at fair value, securities available for sale and securities at fair value through income from an independent pricing service, therefore, quantitative unobservable inputs are unknown.
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to other pricing sources, such as Bloomberg LP. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagements No. 16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	March 31, 2021		December 31, 2020
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	7.78% - 35.56%	14.47%	11.82% - 37.95%	22.08%
Discount rates	9.00 - 10.50	9.50	7.83 - 9.09	8.27
__________________________
(1)The weighted average was calculated with reference to the principle balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during the current interest rate environment, while loans with lower average coupon rates have a lower likelihood of prepayment. The increase in rates since the year ended December 31, 2020, has caused an decrease in our weighted average prepayment speed and an increase in our discount rate assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2021, and December 31, 2020, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	March 31, 2021
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$82,706	$80,761	$1,945
Commercial real estate LHFI(2)	13,578	13,386	192
Securities carried at fair value through income	11,077	10,618	459
Total	$107,361	$104,765	$2,596
____________________________
(1)$963,000 of loans held for sale were designated as nonaccrual or 90 days or more past due at March 31, 2021. Of this balance, $826,000 was guaranteed by U.S. Government agencies.
(2)There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at March 31, 2021.

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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2021	2020
Mortgage banking revenue	$(4,125)	$1,046
Other income:
Loans at fair value held for investment	(59)	166
Securities carried at fair value through income	(477)	729
Total impact on other income	(536)	895
Total fair value option impact on noninterest income (1)	$(4,661)	$1,941
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both March 31, 2021, and December 31, 2020. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 353 basis points at March 31, 2021, and 290 to 413 basis points at December 31, 2020. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $47.3 million and $62.6 million, at March 31, 2021, and December 31, 2020, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $62.2 million and $55.5 million, respectively, at March 31, 2021, and December 31, 2020, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $15.4 million and $12.3 million at March 31, 2021, and December 31, 2020, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $3.9 million and $1.6 million at March 31, 2021, and December 31, 2020, respectively. At March 31, 2021, the Company had no residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands) Financial assets:	March 31, 2021		December 31, 2020
Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$264,901	$264,901	$377,214	$377,214
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	47,274	47,274	62,586	62,586
Accrued interest and loan fees receivable	27,450	27,450	27,146	27,146
Level 3 inputs:
Securities held to maturity	37,983	40,800	38,128	41,205
LHFI, net(1)	5,751,046	5,729,954	5,621,092	5,802,744
Financial liabilities:
Level 2 inputs:
Deposits	6,346,194	6,349,699	5,751,315	5,756,312
FHLB advances and other borrowings	325,751	312,306	984,608	991,943
Subordinated debentures	157,239	156,451	157,181	156,395
Accrued interest payable	3,445	3,445	3,556	3,556
____________________________
(1)Does not include loans for which the fair value option had been elected at March 31, 2021, or December 31, 2020, as these loans are carried at fair value on a recurring basis.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 6 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2021	2020
Origination	$376	$275
Gain on sale of loans held for sale	6,940	1,873
Servicing	1,501	1,601
Total gross mortgage revenue	8,817	3,749
Mortgage HFS and pipeline fair value adjustment	(3,158)	1,266
MSR valuation adjustment, net of amortization	1,949	(5,228)
MSR hedge impact	(3,031)	2,982
Mortgage banking revenue	$4,577	$2,769
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$13,660	$20,697
Addition of servicing rights	1,943	653
Valuation adjustment, net of amortization	1,949	(5,228)
Balance at end of period	$17,552	$16,122
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold violated representations or warranties made by the Company and/or the borrower at the time of the sale, which the Company refers to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback claims may be made until the loan is paid in full. When a putback claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 days of the date of receipt.
The Company incurred $28,000 in mortgage loan servicing putback reserve expense for the three months ended March 31, 2021. At March 31, 2021, and December 31, 2020, the reserve for mortgage loan servicing putback expenses totaled $339,000 and $311,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $62.2 million and $55.5 million at March 31, 2021, and December 31, 2020, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 7 - Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Overnight repurchase agreements with depositors	$6,321	$8,408
Short-term FHLB advances	—	650,000
GNMA repurchase liability	62,244	55,485
Long-term FHLB advances	257,186	270,715
Total FHLB advances and other borrowings	$325,751	$984,608
Subordinated debentures, net	$157,239	$157,181
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At March 31, 2021:
Long-term FHLB advance, callable quarterly, fixed rate	$250,000	1.65%	8/23/2033
At December 31, 2020:
Short-term FHLB advance, fixed rate	650,000	0.10	1/4/2021
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at March 31, 2021 and December 31, 2020, were $1.05 billion and $456.9 million, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at March 31, 2021, and December 31, 2020, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate swaps included in other (liabilities)	$21,000	$21,000	$(227)	$(706)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$334,916	$326,542	$13,881	$20,207
Interest rate swaps included in other liabilities	355,306	347,096	(14,735)	(21,321)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	(13)	(18)
Forward commitments to purchase mortgage-backed securities included in other (liabilities) assets	78,000	107,000	(457)	(317)
Forward commitments to sell residential mortgage loans included in other liabilities	115,000	107,200	1,704	(658)
Interest rate-lock commitments on residential mortgage loans included in other assets	80,273	79,554	2,092	3,487
	$1,026,869	$1,030,766	$2,472	$1,380
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The weighted-average rates paid and received for interest rate swaps at March 31, 2021, were as follows:

	Weighted-Average Interest Rate
Interest rate swaps:	Paid	Received
Cash flow hedges	4.81%	2.93%
Non-hedging interest rate swaps - financial institution counterparties	4.49	2.70
Non-hedging interest rate swaps - customer counterparties	2.75	4.51
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2021	2020
Amount of gain (loss) recognized in mortgage banking revenue (1)	$(1,206)	$2,513
Amount of (loss) gain recognized in other non-interest income	307	(685)
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 6 - Mortgage Banking for more information on components of mortgage banking revenue.
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all years presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At March 31, 2021, and December 31, 2020, the Company had cash collateral on deposit with swap counterparties totaling $12.8 million and $22.2 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at March 31, 2021. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards or any combination thereof. At March 31, 2021, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 915,819 shares.
Share-based compensation cost charged to income for the three months ended March 31, 2021, and 2020, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Restricted stock	$614	$537
Related tax benefits recognized in net income	129	113
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table summarizes the Company's time-vested award activity:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	103,359	$31.51	149,449	$35.15
Granted	6,286	33.82	—	—
Vested	(1,782)	27.20	(2,073)	25.81
Forfeited	(946)	24.69	(4,129)	37.14
Nonvested shares, March 31,	106,917	31.78	143,247	35.23
At March 31, 2021, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.
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
The table below summarizes the status of the Company's stock options and changes during the three months ended March 31, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(14,800)	9.89	—	—
Outstanding and exercisable at March 31, 2021	209,200	10.93	5.05	6,587

Three Months Ended March 31, 2020
Outstanding at January 1, 2020	254,000	$10.55	5.81	$6,932
Exercised	(30,000)	8.25	—	—
Outstanding and exercisable at March 31, 2020	224,000	10.86	5.67	2,104

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 10 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(13,843)	379	(13,464)
Balance at March 31, 2021	$12,363	$(178)	$12,185

Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	10,044	(555)	9,489
Balance at March 31, 2020	$16,456	$(634)	$15,822
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at March 31, 2021, and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2021, and December 31, 2020, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, common equity Tier 1 capital, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on our regulatory capital for two years (from January 2020 through December 31, 2021), which resulted in a 19 basis point benefit to the common equity Tier 1 capital to risk-weighted assets capital ratio at December 31, 2020. The two-year delay will be followed by the three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Bank at March 31, 2021, and December 31, 2020, are presented in the following table:

(Dollars in thousands) March 31, 2021	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$626,931	10.17%	$431,516	7.00%	N/A	N/A
Origin Bank	660,585	10.74	430,549	7.00	$399,795	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	636,315	10.32	524,097	8.50	N/A	N/A
Origin Bank	660,585	10.74	522,809	8.50	492,056	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	858,644	13.92	647,684	10.50	N/A	N/A
Origin Bank	804,330	13.08	645,678	10.50	614,931	10.00
Leverage Ratio
Origin Bancorp, Inc.	636,315	8.67	293,571	4.00	N/A	N/A
Origin Bank	660,585	9.02	292,942	4.00	366,178	5.00
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	604,306	9.95	425,012	7.00	N/A	N/A
Origin Bank	637,863	10.53	424,010	7.00	393,724	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	613,682	10.11	516,107	8.50	N/A	N/A
Origin Bank	637,863	10.53	514,870	8.50	484,583	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	837,058	13.79	637,539	10.50	N/A	N/A
Origin Bank	782,503	12.92	636,019	10.50	605,732	10.00
Leverage Ratio
Origin Bancorp, Inc.	613,682	8.62	284,771	4.00	N/A	N/A
Origin Bank	637,863	8.99	283,842	4.00	354,802	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $43.4 million at March 31, 2021.
Stock Repurchases
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. Prior to 2021, the Company had cumulatively repurchased an aggregate 330,868 common stock shares for a total purchase price of $10.8 million under the stock buyback program. As of March 31, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$1,390,528	$1,341,501
Standby letters of credit	48,967	42,911
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At March 31, 2021, and December 31, 2020, these credit card guarantees totaled $205,000 and $200,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At March 31, 2021, the Company held 37 unfunded letters of credit from the FHLB totaling $590.9 million with expiration dates ranging from April 20, 2021, to March 22, 2023. At December 31, 2020, the Company held 35 unfunded letters of credit from the FHLB totaling $527.4 million with expiration dates ranging from January 20, 2021, to November 4, 2022.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.4 million and $2.3 million at March 31, 2021, and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related condensed notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" and in the section titled “Risk Factors” in our 2020 Form 10-K. We assume no obligation to update any of these forward looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin's wholly owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in Origin's history is a culture committed to providing personalized, relationship banking to its clients and communities. Origin provides a broad range of financial services to businesses, municipalities, high net-worth individuals and retail clients. Origin currently operates 44 banking centers located from Dallas/Fort Worth and Houston, Texas across North Louisiana into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2021 First Quarter Highlights
•Net income for the quarter ended March 31, 2021, was $25.5 million, a historic quarterly high compared to $753,000 for the quarter ended March 31, 2020.
•Pre-tax, pre-provision earnings ("PTPP")(1) also hit a historic high of $32.9 million for the quarter ended March 31, 2021, compared to $18.9 million for the quarter ended March 31, 2020.
•The fully tax-equivalent net interest margin ("NIM") was 3.22% for the current quarter, compared to 3.44% for the quarter ended March 31, 2020.
•Provision for credit losses was $1.4 million for the quarter ended March 31, 2021, compared to provision expense of $18.5 million for the quarter ended March 31, 2020.
•Total LHFI was $5.85 billion at March 31, 2021, an increase of $125.0 million, or 2.2%, from December 31, 2020. LHFI growth, excluding PPP loans, increased $87.4 million, or 1.7%, compared to December 31, 2020.

•Total deposits at March 31, 2021, were $6.35 billion, an increase of $594.9 million, or 10.3%, compared to $5.75 billion, at December 31, 2020.
(1)PTPP is a non-GAAP financial measure. A reconciliation has been included under "Non-GAAP Financial Measures" below.
Recent Developments and Impact of the COVID-19 Pandemic
The effects of the COVID-19 pandemic and the governmental and societal response to the virus have negatively impacted overall economic conditions, which resulted in the shuttering of businesses and significant job loss during 2020. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and specifically in the Company's markets of Texas, Louisiana and Mississippi, allowing businesses to reopen at varying capacity levels, which has bolstered commercial activity to some degree. At the end of 2020, the U.S. Food and Drug Administration (“FDA”) approved the first two COVID-19 vaccines, and in February 2021, approved a third COVID-19 vaccine, for deployment and distribution in the United States. Since such time, many American adults have been vaccinated against the virus. However, the risk of a resurgence in infections and possible reimplementation of new or additional restrictions at the national and local level to combat the COVID-19 pandemic remains present. The duration and severity of the COVID-19 pandemic remain impossible to predict. As the trend in the number of COVID-19 cases continues to fluctuate nationally, the potential exists for further resurgences to occur.
We have continued to meet our customers' needs while keeping the safety and well-being of our employees and customers as our top priority. While we allowed restricted access to our offices and branches during the height of the pandemic, our offices and branches have fully opened as of March 15, 2021. We continue to maintain social distancing measures for our employees, including the requirement to wear face masks unless working in an office or other location that permits social distancing. We have continued to follow enhanced sanitation protocols and also continue to encourage our employees to wash their hands thoroughly and frequently and to sanitize work areas when necessary to promote the safety and health of our employees and customers. Thermal kiosks for temperature checks are in use at the entrance of each location and customers are encouraged to wear face masks when entering Origin bank facilities. The Company continues to provide pandemic paid time off to employees and a dedicated hotline is available to quickly assist employees with any COVID-19 related questions or issues.
Beginning in early 2020, we proactively offered a range of policies and programs to accommodate customer hardship across our business in conjunction with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. We established a SBA Paycheck Protection Program task force and we continue to approve loans under this program as a result of the CARES Act. We also offered forbearance (90 day extensions) and modification agreements to our customers affected by the COVID-19 pandemic, primarily during 2020. We continue to track pandemic impacted relationships and general economic conditions in our markets.
Due to the economic impact of the COVID-19 pandemic and governmental efforts to contain it, we believe that certain business sectors of the U.S. economy may be more affected than others. Some of the sectors in which we operate that may experience a more significant impact include hotel, non-essential retail, restaurant and assisted living. Excluding PPP loans, at March 31, 2021, we had $510.5 million, or 9.7%, of our LHFI invested in these sectors. The allowance for loan credit losses on these sectors was $13.0 million at March 31, 2021, and the allowance for loan credit losses on COVID-19-impacted sectors to total LHFI in these sectors was 2.55%. Nonperforming LHFI in these key sectors impacted by the COVID-19 pandemic was $1.1 million at March 31, 2021, while past due LHFI, defined as loans 30 days or more past due, as a percentage of LHFI, excluding PPP loans, in these key sectors impacted by the COVID-19 pandemic, was 0.2% at March 31, 2021.
Our allowance for loan credit losses as a percentage of total LHFI was 1.46% at March 31, 2021, compared to 1.51% and 1.25% at December 31, 2020, and March 31, 2020, respectively, primarily due to the deterioration in macroeconomic variables related to the COVID-19 pandemic.
See "Item 1A - Risk Factors" for additional information regarding risks and significant uncertainties relating to the COVID-19 pandemic.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020
Net Interest Income and Net Interest Margin
Net interest income for the three months ended March 31, 2021, was $55.2 million, an increase of $12.4 million over the three months ended March 31, 2020. The improvement was due to increases of $6.4 million and $6.1 million in interest income from mortgage warehouse lines of credit, and PPP loans, respectively, and a $6.5 million decrease in interest expense on deposits. These increases were offset by a $5.9 million decrease in the total interest earned on the LHFI portfolio, excluding mortgage warehouse loans and PPP loans, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
The $6.4 million increase in interest income on mortgage warehouse lines of credit for the three months ended March 31, 2021, over the three months ended March 31, 2020, was due to higher mortgage activity driven by the low interest rate environment, coupled with additional mortgage warehouse clients being onboarded during the intervening period leading to higher average balances during the three months ended March 31, 2021. The $5.9 million decrease in interest income earned on LHFI portfolio, excluding mortgage warehouse loans and PPP loans, was primarily due to the impact of lower interest rates. The increase in interest income on PPP loans was entirely due to higher balances as we did not fund any PPP loans during the three months ended March 31, 2020.
Deposit interest expense decreased to $3.8 million during the three months ended March 31, 2021, compared to $10.3 million during the three months ended March 31, 2020, due to the reduction in deposit rates between the two periods. The average rate on savings and interest-bearing transaction accounts was 0.26% for the current period, down from 1.05% for the three months ended March 31, 2020, accounting for $6.9 million of the decrease in interest expense from the three months ended March 31, 2020. The average rate on time deposits decreased to 0.95% for the three months ended March 31, 2021, down from 1.98% for the three months ended March 31, 2020, providing an additional decrease of $1.7 million in interest expense. These rate-driven interest expense declines were offset by a $2.8 million increase in interest expense due to an increase in the average balances of savings and interest-bearing transaction accounts when comparing the three months ended March 31, 2021, to the same period in 2020.
The net interest margin was 3.22% for the three months ended March 31, 2021, a 22 basis point decrease from the three months ended March 31, 2020. The yield earned on interest-earning assets for the three months ended March 31, 2021, was 3.58%, a 79 basis point decrease from 4.37% for the three months ended March 31, 2020. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the three months ended March 31, 2021, was 0.57%, representing a decrease of 80 basis points compared to the three months ended March 31, 2020. The margin compression we experienced since the three months ended March 31, 2020, was primarily caused by decreasing loan yields driven by declining short-term interest rates over the last several quarters. The results for the first quarter of 2021 have improved from the quarterly results achieved during 2020, due primarily to the acceleration of PPP fees accreted into earnings, but as a result of the uncertainty surrounding the economic outlook and concern that there may be a resurgence of COVID-19, the current low interest rate environment may continue to put pressure on our net interest margin due to both maturing assets and floating rate assets potentially repricing at lower rates.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021			2020
Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,421,819	$14,593	4.16%	$1,274,633	$15,477	4.88%
Construction/land/land development	541,782	5,465	4.09	545,076	7,064	5.21
Residential real estate	888,208	8,848	4.04	695,040	8,272	4.79
PPP	565,653	6,138	4.40	—	—	—
Commercial and industrial excl. PPP	1,255,436	12,223	3.95	1,372,801	16,168	4.74
Commercial and industrial	1,821,089	18,361	4.09	1,372,801	16,168	4.74
Mortgage warehouse lines of credit	961,808	8,707	3.67	210,480	2,332	4.46
Consumer	17,649	253	5.81	19,687	332	6.77
LHFI	5,652,355	56,227	4.03	4,117,717	49,645	4.85
Loans held for sale	87,177	583	2.71	33,288	404	4.89
Loans receivable	5,739,532	56,810	4.01	4,151,005	50,049	4.85
Investment securities-taxable	750,801	3,300	1.78	450,576	2,712	2.42
Investment securities-non-taxable	295,000	1,672	2.30	102,954	758	2.96
Non-marketable equity securities held in other financial institutions	60,326	216	1.45	40,494	311	3.09
Interest-bearing deposits in banks	196,616	129	0.27	319,953	1,186	1.49
Total interest-earning assets	7,042,275	62,127	3.58	5,064,982	55,016	4.37
Noninterest-earning assets(2)	340,220			335,722
Total assets	$7,382,495			$5,400,704

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,513,281	$2,256	0.26%	$2,444,953	$6,397	1.05%
Time deposits	656,255	1,533	0.95	781,907	3,853	1.98
Total interest-bearing deposits	4,169,536	3,789	0.37	3,226,860	10,250	1.28
FHLB advances & other borrowings	557,798	1,269	0.92	314,616	1,351	1.73
Subordinated debentures	157,221	1,830	4.72	51,308	605	4.74
Total interest-bearing liabilities	4,884,555	6,888	0.57	3,592,784	12,206	1.37
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,700,523			1,097,646
Other liabilities(2)	139,554			99,112
Total liabilities	6,724,632			4,789,542
Stockholders' Equity	657,863			611,162
Total liabilities and stockholders' equity	$7,382,495			$5,400,704
Net interest spread			3.01%			3.00%
Net interest income and margin		$55,239	3.18		$42,810	3.40
Net interest income and margin - (tax equivalent)(3)		$55,988	3.22		$43,315	3.44
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $59.0 million, $27.9 million for the three months ended March 31, 2021 and 2020, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to our consolidated financial statements.
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

(Dollars in thousands)	Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$1,787	$(2,671)	$(884)
Construction/land/land development	(43)	(1,556)	(1,599)
Residential real estate	2,299	(1,723)	576
PPP	6,138	—	6,138
Commercial and industrial excl. PPP	(858)	(3,087)	(3,945)
Mortgage warehouse lines of credit	8,325	(1,950)	6,375
Consumer	(34)	(45)	(79)
Loans held for sale	655	(476)	179
Loans receivable	18,269	(11,508)	6,761
Investment securities-taxable	1,807	(1,219)	588
Investment securities-non-taxable	1,414	(500)	914
Non-marketable equity securities held in other financial institutions	153	(248)	(95)
Interest-bearing deposits in banks	(457)	(600)	(1,057)
Total interest-earning assets	21,186	(14,075)	7,111
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	2,795	(6,936)	(4,141)
Time deposits	(619)	(1,701)	(2,320)
FHLB advances & other borrowings	1,044	(1,126)	(82)
Subordinated debentures	1,249	(24)	1,225
Total interest-bearing liabilities	4,469	(9,787)	(5,318)
Net interest income	$16,717	$(4,288)	$12,429
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

We recorded provision expense of $1.4 million for the three months ended March 31, 2021, a decrease of $17.1 million from $18.5 million for the three months ended March 31, 2020. This decrease in provision expense reflects an improvement in forecasted economic conditions compared to worsening forecasted economic conditions at March 31, 2020. Net charge-offs were $2.9 million during the three months ended March 31, 2021, compared to $1.1 million during the three months ended March 31, 2020. The increase was primarily due to six commercial and industrial loans, reflecting four loan relationships, that were written down during the quarter ended March 31, 2021, totaling $2.8 million.
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
Our provision expense for the three months ended March 31, 2021, was reduced from the amounts we recorded in each of the four individual quarters in 2020, which were significantly impacted by the COVID-19 pandemic and the uncertainty surrounding the economic outlook. Economic events during 2020 shaped the forecast we used in our calculation of the CECL estimate at March 31, 2020, and caused us to significantly increase our allowance for loan credit losses during the period. While there are improvements in economic forecasts, uncertainty remains particularly related to the first half of 2021 and the deployment and effectiveness of a vaccine.
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
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
Noninterest income:	2021	2020	$ Change	% Change
Service charges and fees	$3,343	$3,320	$23	0.7%
Mortgage banking revenue	4,577	2,769	1,808	65.3
Insurance commission and fee income	3,771	3,687	84	2.3
Gains on sales of securities, net	1,668	54	1,614	N/M
Loss on sales and disposals of other assets, net	(38)	(25)	(13)	52.0
Limited partnership investment income (loss)	1,772	(429)	2,201	N/M
Swap fee income	348	676	(328)	(48.5)
Other fee income	771	466	305	65.5
Other income	919	1,626	(707)	(43.5)
Total noninterest income	$17,131	$12,144	$4,987	41.1
____________________________
N/M = Not meaningful.
Noninterest income for the three months ended March 31, 2021, increased by $5.0 million, or 41.1%, to $17.1 million, compared to $12.1 million for the three months ended March 31, 2020. The increase was largely driven by increases of $2.2 million, $1.8 million, and $1.6 million in limited partnership investment income, mortgage banking revenue, and gains on sales of securities, net. The increases were partially offset by a decrease of $707,000 in other income.
Limited partnership investment income. The $2.2 million increase in the limited partnership investment income during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020 was primarily due to valuation increases as a result of investment performance in two limited partnership funds.
Mortgage banking revenue. The $1.8 million increase in mortgage banking revenue compared to the three months ended March 31, 2020, was primarily driven by an increase in the MSR valuation of $7.2 million and a $5.1 million increase in gain on sales of loans held for sale due to higher volumes of purchases and refinance activity between the two quarters driven by falling interest rates, offset by a decrease in the impact of the MSR hedge of $6.0 million and a $4.4 million decrease in mortgage held for sale and pipeline fair value adjustment. After the historic purchase and re-finance market that we experienced in 2020, we expect refinance activity to decrease in 2021 which could reduce our mortgage banking revenue from the 2020 historically high levels.
Gain on sales of securities, net. The $1.6 million increase in gain on sales of securities, net, was the result of the movement out of positions in lower yielding securities. We used the funds generated from the sale of the securities to prepay relatively high-cost FHLB advances.
Other income. The $707,000 decrease in other income compared to the three months ended March 31, 2020, included a $351,000 decrease in bank owned life insurance income driven by a death benefit payout to us that exceeded cash surrender value by $316,000 during the quarter ended March 31, 2020, which did not recur in the current quarter. Additionally, the valuation-related changes in the fair value option loans and securities and related interest rate swaps we carry on our balance sheet are recorded through other income. The net impact of valuation changes for these items was a negative $229,000 for the quarter ended March 31, 2021, compared to a positive $210,000 for the quarter ended March 31, 2020, causing a decrease in income from these items of $439,000 in the comparative periods.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
Noninterest expense:	2021	2020	$ Change	% Change
Salaries and employee benefits	$22,325	$21,988	$337	1.5%
Occupancy and equipment, net	4,339	4,221	118	2.8
Data processing	2,173	2,003	170	8.5
Electronic banking	961	900	61	6.8
Communications	415	477	(62)	(13.0)
Advertising and marketing	680	711	(31)	(4.4)
Professional services	973	1,171	(198)	(16.9)
Regulatory assessments	1,170	615	555	90.2
Loan related expenses	1,705	1,142	563	49.3
Office and operations	1,454	1,441	13	0.9
Intangible asset amortization	234	299	(65)	(21.7)
Franchise tax expense	619	496	123	24.8
Other	2,388	633	1,755	N/M
Total noninterest expense	$39,436	$36,097	$3,339	9.3
Noninterest expense for the three months ended March 31, 2021, increased by $3.3 million, or 9.3%, to $39.4 million, primarily due to increases of $1.8 million, $563,000, $555,000, and $337,000 in other expenses, loan related expenses, regulatory assessments, and salaries and employee benefits expenses.
Other. The increase in other noninterest expense was due to prepayment fees of $1.6 million incurred related to the early termination of long-term FHLB advances during the quarter ended March 31, 2021. We terminated the advances early due to the relatively high cost of the funding and offset prepayment fees with gains on the sale of underperforming investment securities as referenced under "Gain on sales of securities, net" above.
Loan related expenses. The increase in loan related expenses was primarily driven by a $252,000 increase in the loan related legal fees, which was primarily due to the significant increase in our total loan portfolio during the last 12 months.
Regulatory assessments. The $555,000 increase in regulatory assessments was primarily due to the significant growth in our assets during the last 12 months.
Income Tax Expense
For the three months ended March 31, 2021, we recognized income tax expense of $6.0 million, compared to an income tax benefit of $427,000 for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021, was 19.1%, compared to negative 131.0% for the three months ended March 31, 2020. The increase in our effective tax rate for the three months ended March 31, 2021, was primarily due to the increase in our pre-tax income compared to 2020, which made the proportional effect of the tax-exempt items larger on the effective income tax rate.
Our quarterly provision for income taxes has historically been calculated using the AETR method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of March 31, 2021 and March 31, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. We utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. Significant permanent items are not able to be made at this time, primarily driven by the COVID-19 pandemic, which results in significant variations in income tax expense and would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. We determined current and deferred income tax expense as if the interim period were an annual period.

Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at March 31, 2021 and 2020, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
Comparison of Financial Condition at March 31, 2021, and December 31, 2020
General
Total assets decreased by $65.1 million, or 0.9%, to $7.56 billion at March 31, 2021, from $7.63 billion at December 31, 2020. The decrease was primarily attributable to $112.3 million decrease in cash and cash equivalents and a $46.6 million decrease in loans held for sale, offset by a $125.0 million increase in LHFI.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At March 31, 2021, 74.8% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2021		December 31, 2020
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (1)	$1,454,649	24.9%	$1,387,939	24.2%	$66,710	4.8%
Construction/land/land development	548,236	9.4	531,860	9.3	16,376	3.1
Residential real estate	904,753	15.5	885,120	15.5	19,633	2.2
Total real estate	2,907,638	49.8	2,804,919	49.0	102,719	3.7
PPP	584,148	10.0	546,519	9.5	37,629	6.9
Commercial and industrial	1,250,350	21.3	1,271,343	22.3	(20,993)	(1.7)
Mortgage warehouse lines of credit	1,090,347	18.6	1,084,001	18.9	6,346	0.6
Consumer	17,277	0.3	17,991	0.3	(714)	(4.0)
Total LHFI	$5,849,760	100.0%	$5,724,773	100.0%	$124,987	2.2%
___________________________
(1)Includes $13.6 million and $17.0 million of commercial real estate loans for which the fair value option was elected at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, total LHFI were $5.85 billion, an increase of $125.0 million, or 2.2%, compared to $5.72 billion at December 31, 2020. The increase reflected growth in all significant loan categories except for commercial and industrial loans. The largest increases are primarily reflected in commercial real estate and PPP loans, which increased $66.7 million and $37.6 million, respectively. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio, however, we believe the volume within our mortgage warehouse lines of credit portfolio will decline over the next year.
Under the CARES Act, Congress allocated funds to the PPP, which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. These loans, totaling $584.1 million for the Company at March 31, 2021, have a maximum maturity of five years, bear a fixed rate of interest at one percent for the entire term, and we anticipate many of them will be forgiven by the Small Business Administration under the terms of the PPP before their respective maturity dates. As of March 31, 2021, $160.4 million of Origin Bank originated PPP loans have been forgiven under this program.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2021. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	March 31, 2021
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$232,951	$870,622	$351,076	$1,454,649
Construction/land/land development	177,424	308,026	62,786	548,236
Residential real estate loans	117,030	391,422	396,301	904,753
Total real estate	527,405	1,570,070	810,163	2,907,638
Commercial and industrial loans	594,666	1,123,249	116,583	1,834,498
Mortgage warehouse lines of credit	1,090,347	—	—	1,090,347
Consumer loans	5,781	10,360	1,136	17,277
Total LHFI	$2,218,199	$2,703,679	$927,882	$5,849,760

Amounts with fixed rates	$274,524	$1,834,943	$317,351	$2,426,818
Amounts with variable rates	1,943,675	868,736	610,531	3,422,942
Total	$2,218,199	$2,703,679	$927,882	$5,849,760
Loan Portfolio COVID-19 Impact
The COVID-19 pandemic has had a severe impact on the U.S. economy which has led to severe unemployment and a recession. In recent months, a number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased, allowing businesses to reopen at varying capacity levels, which has bolstered commercial activity to some degree. While it appears the negative effects of the pandemic have eased, there is still much uncertainty surrounding the course of the COVID-19 pandemic, which may include the possible implementation of new or additional restrictions on economic activity. The deteriorating economic outlook caused us to significantly increase our allowance for loan credit losses during 2020, resulting in additional provision expense and reduced earnings during the period. Due to the ongoing economic impact of the COVID-19 pandemic and governmental efforts to contain it, certain sectors of the U.S. economy were more affected than others. Some of the sectors in which we operate that appear to have experienced a more significant impact include hotel, non-essential retail, restaurant and assisted living. At March 31, 2021, we had $510.5 million, or 9.7%, of our LHFI, excluding PPP loans, invested in these sectors. Nonperforming LHFI in the sectors impacted by the COVID-19 pandemic was $1.1 million at March 31, 2021, while past due LHFI, defined as loans 30 days or more past due, as a percentage of LHFI in these sectors, excluding PPP loans, was 0.2% at March 31, 2021. Loans in COVID-19 related forbearance totaled $5.3 million and represented 0.1% of LHFI, excluding PPP loans, at March 31, 2021.
Certain key data regarding the sectors that may experience a more significant impact due to the COVID-19 pandemic at March 31, 2021, is reflected in the table below. The information presented excludes PPP loans.

(Dollars in thousands) Selected sectors	Outstanding Balance	Loans Under Forbearance	Past Due	NPL
Hotel	$62,319	$301	$—	$—
Non-Essential retail	180,394	—	58	381
Restaurant	119,700	1,595	—	—
Assisted living	148,077	—	750	750
Selected sectors	510,490	1,896	808	1,131
All other LHFI	4,755,122	3,397	25,766	32,227
Total LHFI, excluding PPP loans	$5,265,612	$5,293	$26,574	$33,358

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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI	March 31, 2021	December 31, 2020
Commercial real estate	$1,085	$3,704
Construction/land/land development	2,431	2,962
Residential real estate	10,692	6,530
Commercial and industrial	19,094	12,897
Consumer	56	56
Total nonperforming LHFI	33,358	26,149
Nonperforming loans held for sale	963	681
Total nonperforming loans	34,321	26,830
Other real estate owned
Commercial real estate	2,575	266
Residential real estate	1,318	1,318
Total other real estate owned	3,893	1,584
Other repossessed assets owned	—	343
Total repossessed assets owned	3,893	1,927
Total nonperforming assets	$38,214	$28,757
Troubled debt restructuring loans - nonaccrual	$5,515	$5,671
Troubled debt restructuring loans - accruing	3,237	3,314
Total LHFI	5,849,760	5,724,773
Ratio of nonperforming LHFI to total LHFI	0.57%	0.46%
Ratio of nonperforming assets to total assets	0.51	0.38
At March 31, 2021, total nonperforming LHFI increased by $7.2 million, or 27.6%, from December 31, 2020. The increase in nonperforming commercial and industrial loans at March 31, 2021, is primarily due to one loan for $7.1 million that was not considered nonperforming at December 31, 2020. The increase in nonperforming residential real estate loans is primarily due to two loans totaling $4.5 million that were not considered nonperforming at December 31, 2020. Please see Note 4 - Loans within our condensed notes to our consolidated financial statements for more information on nonperforming loans.
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
Information regarding the internal risk ratings of our loans at March 31, 2021, is included in Note 4 - Loans in the condensed notes to our consolidated financial statements included in Item 1 of this report.
Allowance for Loan Losses
Effective January 1, 2020, the Company adopted CECL resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. Please see Note 1 - Significant Accounting Policies included in the Company's 2020 Form 10-K filed with the SEC for a description of policy revisions resulting from the Company's adoption of ASU 2016-13.

The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at March 31, 2021. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

Our allowance for loan credit losses decreased by $1.5 million or 1.8%, to $85.1 million at March 31, 2021, from $86.7 million at December 31, 2020. The ratio of allowance for loan credit losses to total LHFI at March 31, 2021 and 2020, was 1.46% and 1.51%, respectively.
The following table presents an analysis of the allowance for loan credit losses and other related data at the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
Allowance for loan credit losses	2021	2020	2020
Balance at beginning of period	$86,670	$37,520	$37,520
Impact of adopting ASC 326	—	1,248	1,248
Provision for loan losses	1,360	18,396	59,028
Charge-offs:
Commercial real estate	28	172	4,924
Construction/land/land development	—	—	—
Residential real estate	—	49	692
Commercial and industrial	2,955	1,180	6,702
Mortgage warehouse lines of credit	—	—	—
Consumer	44	24	76
Total charge-offs	3,027	1,425	12,394
Recoveries:
Commercial real estate	3	2	19
Construction/land/land development	—	—	1
Residential real estate	9	149	202
Commercial and industrial	108	169	1,022
Mortgage warehouse lines of credit	—	—	—
Consumer	13	4	24
Total recoveries	133	324	1,268
Net charge-offs	2,894	1,101	11,126
Balance at end of period	$85,136	$56,063	$86,670
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	255.22%	169.72%	331.45%
LHFI	1.46	1.25	1.51
Net annualized charge-offs as a percentage of:
Provision for loan credit losses	863.00	24.07	18.85
Allowance for loan credit losses	13.79	7.90	12.84
Average LHFI	0.21	0.11	0.22
Securities
Our securities portfolio totaled $1.03 billion at March 31, 2021, representing a decrease of $25.2 million, or 2.4%, from $1.05 billion at December 31, 2020. The decrease was the result of the sales of lower-yielding securities, as well as decline in value of available for sale securities during the three months ended March 31, 2021, due to rising long-term interest rates. For additional information regarding our securities portfolio, please see Note 3 - Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.

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
The following table presents our deposit mix at the dates indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,736,534	27.4%	$1,607,564	28.0%	$128,970	8.0%
Interest-bearing demand	1,038,135	16.4	1,052,639	18.3	(14,504)	(1.4)
Money market	2,123,727	33.4	1,789,914	31.0	333,813	18.6
Time deposits	647,578	10.2	664,766	11.6	(17,188)	(2.6)
Brokered	571,673	9.0	431,180	7.5	140,493	32.6
Savings	228,547	3.6	205,252	3.6	23,295	11.3
Total deposits	$6,346,194	100.0%	$5,751,315	100.0%	$594,879	10.3%

Increases of $333.8 million, $140.5 million and $129.0 million, in money market, brokered, and noninterest-bearing demand deposits, respectively, drove the increase in total deposits compared to December 31, 2020, partially due to depositors moving into a statistically higher percentage of personal savings rates during the period and the use of short-term brokered deposits to partially fund the growth in warehouse lines.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$1,044,163	$648	0.25%	$806,075	$1,605	0.80%
Money market	1,817,619	1,487	0.33	1,320,443	4,123	1.26
Time deposits	656,255	1,533	0.95	781,907	3,853	1.98
Brokered	436,609	83	0.08	162,480	606	1.50
Savings	214,890	38	0.07	155,955	63	0.16
Total interest-bearing	4,169,536	3,789	0.37	3,226,860	10,250	1.28
Noninterest-bearing demand	1,700,523			1,097,646
Total average deposits	$5,870,059	$3,789	0.26%	$4,324,506	$10,250	0.95%

Our average deposit balance was $5.87 billion for the three months ended March 31, 2021, an increase of $1.55 billion, or 35.7%, from $4.32 billion for the three months ended March 31, 2020. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2021, was 0.37%, compared to 1.28% for the three months ended March 31, 2020. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since March 31, 2020. The Federal Reserve lowered the federal funds target rate twice during March 2020, resulting in an aggregate 150 basis point decrease in the target rate, which was not fully absorbed by the markets until later in 2020, though the reduction occurred in March 2020. When the target rate reductions began, we took action to lower deposit rates on nonmaturity deposits. Our Louisiana market deposits also increased $556.5 million compared to March 31, 2020, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.
Average noninterest-bearing deposits at March 31, 2021, were $1.70 billion, compared to $1.10 billion at March 31, 2020, an increase of $602.9 million, or 54.9%, and represented 29.0% and 25.4% of average total deposits for the three months ended March 31, 2021 and 2020, respectively.

Borrowings
During the quarter ended March 31, 2021, we increased our average outstanding short-term FHLB advances to $278.1 million from $64.9 million during the quarter ended December 31, 2020. Period end short-term FHLB advances decreased $650.0 million at March 31, 2021 compared to December 31, 2020, due to increases in deposits which were used to pay down the advances. Additionally, using funds generated from the sale of investment securities during the quarter, we prepaid $13.1 million in long-term FHLB advances during the quarter ended March 31, 2021, and incurred related prepayment fees of $1.6 million. Shifts in funding costs and sources and the movement out of lower-yielding investment positions drove the changes in our FHLB balances during the period, as we supported the ongoing mortgage warehouse loan growth.
The table below shows FHLB advances by maturity and weighted average rate at March 31, 2021:

(Dollars in thousands)	Balance	Weighted Average Rate
After five years	$257,186	1.70%
At March 31, 2021, we were eligible to borrow an additional $1.05 billion from the FHLB.
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
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The cash held at the holding Company is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has up to $50.0 million available under a line of credit.

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Available cash balances at the holding company (unconsolidated)	$42,628	$42,908
Cash and liquid securities as a percentage of total assets	12.7%	13.6%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 11 - Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
COVID -19
As previously discussed, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. We have accessed and repaid liquidity both under the PPPLF and FHLB advance window during mid-2020, and currently have access to $3.69 billion of contingent liquidity sources including FHLB availability. We believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions change.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2021, or December 31, 2020. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at March 31, 2021.
Please see the "Stock Repurchases" section below for information on the Company's stock buy-back program.

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
The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

(Dollars in thousands)	Payments Due by Period
March 31, 2021	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances	$—	$—	$—	$257,186	$257,186
Time deposits	494,807	144,448	8,323	—	647,578
Subordinated debentures	—	—	—	160,826	160,826
Operating lease obligations	4,685	8,506	4,773	11,640	29,604
Overnight repurchase agreements with depositors	6,321	—	—	—	6,321
Limited partnership investments(1)	2,945	—	—	—	2,945
Low income housing tax credits	436	165	274	319	1,194
Total contractual obligations	$509,194	$153,119	$13,370	$429,971	$1,105,654
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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	March 31, 2021
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$687,663	$401,253	$198,928	$102,684	$1,390,528
Standby letters of credit	41,323	7,644	—	—	48,967
Total off-balance sheet commitments	$728,986	$408,897	$198,928	$102,684	$1,439,495
____________________________
(1)Includes $532.0 million of unconditionally cancellable commitments at March 31, 2021.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2021	$647,150
Net income	25,513
Other comprehensive income, net of tax	(13,464)
Dividends declared - common stock ($0.10 per share)	(2,349)
Other	(495)
Balance at March 31, 2021	$656,355
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
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. Prior to 2021, the Company had cumulatively repurchased an aggregate 330,868 common stock shares for a total purchase price of $10.8 million under the stock buyback program. As of March 31, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision" included in our 2020 Form 10-K, filed with the SEC for further information. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2021, and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as well capitalized, an extended economic recession could adversely impact our reported and regulatory capital ratios.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	March 31, 2021		December 31, 2020
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$626,931	10.17%	$604,306	9.95%
Tier 1 capital (to risk-weighted assets)	636,315	10.32	613,682	10.11
Total capital (to risk-weighted assets)	858,644	13.92	837,058	13.79
Tier 1 capital (to average assets)	636,315	8.67	613,682	8.62

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$660,585	10.74%	$637,863	10.53%
Tier 1 capital (to risk-weighted assets)	660,585	10.74	637,863	10.53
Total capital (to risk-weighted assets)	804,330	13.08	782,503	12.92
Tier 1 capital (to average assets)	660,585	9.02	637,863	8.99
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
We consider pre-tax, pre-provision earnings as presented in this report as an important measure of financial performance as it provides supplemental information that we use to evaluate our business, to assess underlying operational performance and to allow a comparison to prior periods without the impact of increases in the allowance for credit losses, and related income tax effects, associated with the impact of the COVID-19 pandemic.
We believe non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance and capital strength. We use, and believe that investors benefit from referring to, non-GAAP measures in assessing our operating results and related trends. However, non-GAAP measures should be considered in addition to, and not as a substitute for or preferable to, amounts prepared in accordance with GAAP. In the following table, we have provided a reconciliation of pre-tax, pre-provision earnings to the most comparable GAAP financial measure.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Calculation of PTPP Earnings:
Net Income	$25,513	$753
Plus: provision for credit losses	1,412	18,531
Plus: income tax expense	6,009	(427)
PTPP Earnings	$32,934	$18,857

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	March 31, 2021
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	13.0%	0.5%
+300	9.0	(0.3)
+200	5.7	0.1
+100	2.4	0.3
Base
-100	(9.4)	(3.1)
-200	(16.8)	0.1
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
Market Risk
Regulators have encouraged banks to transition away from the use of the London Interbank Offered Rate ("LIBOR") as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next twenty-four months. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our 2020 Form 10-K, filed with the SEC for further information.
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

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 12 - Commitments and Contingencies - Loss Contingencies in the condensed notes to the consolidated financial statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may, from time to time, purchase up to $40 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program is intended to expire in 2022, but may be terminated or amended by the Company’s board of directors at any time. The stock buyback program does not obligate the Company to purchase any shares at any time. Due to the COVID-19 outbreak the Company did not repurchase any shares after the first quarter of 2020 through December 31, 2020.
The following table shows the Company's monthly stock repurchases during the quarter ended March 31, 2021.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2021 - January 31, 2021	—	$—	—	$29,217
February 1, 2021 - February 28, 2021	31,368	33.07	31.368	28,180
March 1, 2021 - March 31, 2021	6,200	35.19	6,200	27,962
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020, (File No. 001-38487)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020, (File No. 001-38487)).

10.1	Origin Bancorp, Inc. 2012 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Origin Bancorp, Inc.

Date:	May 5, 2021	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 5, 2021	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer