Form 10-Q
period 2021-06-30
Origin Bancorp, Inc.
filed 2021-08-04
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,502,215 shares of Common Stock, par value $5.00 per share, were issued and outstanding at July 28, 2021.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2021

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

•risks associated with widespread inflation or deflation;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and due from banks	$155,311	$60,544
Interest-bearing deposits in banks	289,421	316,670
Total cash and cash equivalents	444,732	377,214
Securities:
Available for sale	973,948	1,004,674
Held to maturity, net allowance for credit losses of $71 and $66 at June 30, 2021, and December 31, 2020, respectively (fair value of $40,753 and $41,205 at June 30, 2021, and December 31, 2020, respectively)	37,835	38,128
Securities carried at fair value through income	10,973	11,554
Total securities	1,022,756	1,054,356
Non-marketable equity securities held in other financial institutions	41,468	62,586
Loans held for sale ($71,571 and $136,026 at fair value at June 30, 2021, and December 31, 2020, respectively)	124,710	191,512
Loans, net of allowance for credit losses of $77,104 and $86,670 at June 30, 2021, and December 31, 2020, respectively ($5,443 and $17,011 at fair value at June 30, 2021, and December 31, 2020, respectively)	5,319,202	5,638,103
Premises and equipment, net	80,133	81,763
Mortgage servicing rights	16,081	13,660
Cash surrender value of bank-owned life insurance	37,959	37,553
Goodwill and other intangible assets, net	30,024	30,480
Accrued interest receivable and other assets	151,003	141,041
Total assets	$7,268,068	$7,628,268
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,861,016	$1,607,564
Interest-bearing deposits	3,554,427	3,478,985
Time deposits	612,909	664,766
Total deposits	6,028,352	5,751,315
Federal Home Loan Bank ("FHLB") advances and other borrowings	314,123	984,608
Subordinated debentures, net	157,298	157,181
Accrued expenses and other liabilities	80,060	88,014
Total liabilities	6,579,833	6,981,118
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,502,215 and 23,506,312 shares issued at June 30, 2021, and December 31, 2020, respectively)	117,511	117,532
Additional paid‑in capital	237,338	237,341
Retained earnings	314,472	266,628
Accumulated other comprehensive income	18,914	25,649
Total stockholders' equity	688,235	647,150
Total liabilities and stockholders' equity	$7,268,068	$7,628,268
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$55,529	$50,722	$112,339	$100,771
Investment securities-taxable	3,115	2,732	6,415	5,444
Investment securities-nontaxable	1,590	1,391	3,262	2,149
Interest and dividend income on assets held in other financial institutions	414	619	759	2,116
Total interest and dividend income	60,648	55,464	122,775	110,480
Interest expense
Interest-bearing deposits	3,417	6,620	7,206	16,870
FHLB advances and other borrowings	1,106	1,641	2,375	2,992
Subordinated debentures	1,833	913	3,663	1,518
Total interest expense	6,356	9,174	13,244	21,380
Net interest income	54,292	46,290	109,531	89,100
Provision for credit losses	(5,609)	21,403	(4,197)	39,934
Net interest income after provision for credit losses	59,901	24,887	113,728	49,166
Noninterest income
Service charges and fees	3,739	2,990	7,082	6,310
Mortgage banking revenue	2,765	10,717	7,342	13,486
Insurance commission and fee income	3,050	3,109	6,821	6,796
Gain on sales of securities, net	5	—	1,673	54
Loss on sales and disposals of other assets, net	(42)	(908)	(80)	(933)
Limited partnership investment income (loss)	801	9	2,573	(420)
Swap fee income	24	1,527	372	2,203
Other fee income	623	607	1,394	1,073
Other income	1,473	1,025	2,392	2,651
Total noninterest income	12,438	19,076	29,569	31,220
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Noninterest expense
Salaries and employee benefits	22,354	24,045	44,679	46,033
Occupancy and equipment, net	4,349	4,267	8,688	8,488
Data processing	2,313	2,075	4,486	4,078
Electronic banking	989	890	1,950	1,790
Communications	514	419	929	896
Advertising and marketing	748	610	1,428	1,321
Professional services	836	843	1,809	2,014
Regulatory assessments	544	766	1,714	1,381
Loan related expenses	2,154	1,509	3,859	2,651
Office and operations	1,498	1,344	2,952	2,785
Intangible asset amortization	222	287	456	586
Franchise tax expense	629	514	1,248	1,010
Other expenses	682	651	3,070	1,284
Total noninterest expense	37,832	38,220	77,268	74,317
Income before income tax expense	34,507	5,743	66,029	6,069
Income tax expense	6,774	786	12,783	359
Net income	$27,733	$4,957	$53,246	$5,710
Basic earnings per common share	$1.18	$0.21	$2.28	$0.24
Diluted earnings per common share	1.17	0.21	2.26	0.24
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$27,733	$4,957	$53,246	$5,710
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	8,631	6,145	(7,221)	18,916
Net losses realized as a yield adjustment in interest on investment securities	(3)	(2)	(5)	(5)
Reclassification adjustment for net gain included in net income	(5)	—	(1,673)	(54)
Change in the net unrealized gain (loss) on investment securities, before tax	8,623	6,143	(8,899)	18,857
Income tax expense (benefit) related to net unrealized (loss) gain arising during the period	1,811	1,290	(1,869)	3,960
Change in the net unrealized gain on investment securities, net of tax	6,812	4,853	(7,030)	14,897
Cash flow hedges:
Net unrealized (loss) gain arising during the period	(155)	(109)	275	(819)
Reclassification adjustment for loss included in net income	(50)	(31)	(99)	(39)
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(105)	(78)	374	(780)
Income tax (benefit) expense related to net unrealized gain (loss) on cash flow hedges	(22)	(16)	79	(163)
Change in net unrealized position on cash flow hedges, net of tax	(83)	(62)	295	(617)
Other comprehensive income (loss), net of tax	6,729	4,791	(6,735)	14,280
Comprehensive income	$34,462	$9,748	$46,511	$19,990

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2020	23,480,945	$117,405	$235,623	$239,901	$6,333	$599,262
Net income	—	—	—	753	—	753
Other comprehensive income, net of tax	—	—	—	—	9,489	9,489
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	25,871	129	655	—	—	784
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,174)	—	(2,174)
Repurchase of common stock	(30,868)	(154)	(569)	—		(723)
Balance at March 31, 2020	23,475,948	117,380	235,709	237,720	15,822	606,631
Net income	—	—	—	4,957	—	4,957
Other comprehensive income, net of tax	—	—	—	—	4,791	4,791
Recognition of stock compensation, net	25,285	126	447	—	—	573
Dividends declared - common stock ($0.0925 per share)	—	—	—	(2,171)	—	(2,171)
Balance at June 30, 2020	23,501,233	$117,506	$236,156	$240,506	$20,613	$614,781

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	25,513	—	25,513
Other comprehensive income, net of tax	—	—	—	—	(13,464)	(13,464)
Recognition of stock compensation, net	20,140	100	661	—	—	761
Dividends declared - common stock ($0.10 per share)	—	—	—	(2,349)	—	(2,349)
Repurchase of common stock	(37,568)	(188)	(1,068)	—		(1,256)
Balance at March 31, 2021	23,488,884	117,444	236,934	289,792	12,185	656,355
Net income	—	—	—	27,733	—	27,733
Other comprehensive income, net of tax	—	—	—	—	6,729	6,729
Recognition of stock compensation, net	13,331	67	404	—	—	471
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,053)	—	(3,053)
Balance at June 30, 2021	23,502,215	$117,511	$237,338	$314,472	$18,914	$688,235
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2021	2020
Net income	$53,246	$5,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(4,197)	39,934
Depreciation and amortization	3,419	3,479
Net amortization on securities	3,570	1,541
Amortization of investments in tax credit funds	775	736
Net realized gain on securities sold	(1,673)	(54)
Deferred income tax expense (benefit)	3,463	(12,193)
Stock-based compensation expense	1,085	1,110
Originations of mortgage loans held for sale	(259,460)	(322,351)
Proceeds from mortgage loans held for sale	322,028	272,012
Gain on mortgage loans held for sale, including origination of servicing rights	(8,029)	(5,490)
Mortgage servicing rights valuation adjustment	772	7,987
Net loss on disposals of premises and equipment	—	19
Increase in the cash surrender value of life insurance	(406)	(782)
Net losses on sales and write downs of other real estate owned	80	914
Other operating activities, net	(6,731)	(8,075)
Net cash provided by (used in) operating activities	107,942	(15,503)
Cash flows from investing activities:
Purchases of securities available for sale	(96,563)	(280,413)
Maturities, paydowns and calls of securities available for sale	72,962	58,913
Proceeds from sales of securities available for sale	42,023	22,945
Purchase of securities held to maturity	—	(10,000)
Maturities, paydowns and calls of securities held to maturity	283	183
Paydowns of securities carried at fair value	265	250
Net sales (purchases) of non-marketable equity securities held in other financial institutions	21,225	(1,810)
Originations of mortgage warehouse loans	(9,387,169)	(4,135,686)
Proceeds from pay-offs of mortgage warehouse loans	9,605,914	3,641,188
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	98,787	(680,452)
Bank-owned life insurance payout	—	1,641
Return of capital on limited partnership investments	—	743
Capital calls on limited partnership investments	(225)	(150)
Purchase of low income housing tax credit investments	(383)	—
Purchases of premises and equipment	(1,399)	(2,478)
Proceeds from sales of premises and equipment	67	—
Proceeds from sales of other real estate owned	1,396	272
Net cash provided by (used in) investing activities	357,183	(1,384,854)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from financing activities:	2021	2020
Net increase in deposits	$277,037	$1,143,610
Proceeds from long-term FHLB advances	—	113,425
Repayments on long-term FHLB advances	(13,591)	(1,089)
Proceeds from short-term FHLB advances	5,726,000	430,000
Repayments on short-term FHLB advances	(6,376,000)	(480,000)
Issuance of subordinated debentures, net	—	68,847
Net decrease in securities sold under agreements to repurchase	(4,549)	(4,811)
Dividends paid	(5,394)	(4,332)
Cash received from exercise of stock options	146	248
Common stock repurchased	(1,256)	(723)
Net cash (used in) provided by financing activities	(397,607)	1,265,175
Net increase (decrease) in cash and cash equivalents	67,518	(135,182)
Cash and cash equivalents at beginning of period	377,214	291,518
Cash and cash equivalents at end of period	$444,732	$156,336

Interest paid	$13,907	$20,853
Income taxes paid	23,570	14,205
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	—	6,276
Real estate acquired in settlement of loans	3,889	588
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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2021	2020	2021	2020
Net income (basic and diluted)	$27,733	$4,957	$53,246	$5,710
Denominator:
Weighted average common shares outstanding	23,410,693	23,347,744	23,402,073	23,350,673
Dilutive effect of stock-based awards	193,873	118,582	195,218	148,237
Weighted average diluted common shares outstanding	23,604,566	23,466,326	23,597,291	23,498,910

Basic earnings per common share	$1.18	$0.21	$2.28	$0.24
Diluted earnings per common share	1.17	0.21	2.26	0.24

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$399,046	$16,492	$(1,410)	$414,128	$—	$414,128
Corporate bonds	69,272	2,530	(156)	71,646	—	71,646
U.S. government and agency securities	13,888	4	(44)	13,848	—	13,848
Commercial mortgage-backed securities	9,075	244	(139)	9,180	—	9,180
Residential mortgage-backed securities	195,694	5,385	(638)	200,441	—	200,441
Residential collateralized mortgage obligations	178,215	1,283	(1,156)	178,342	—	178,342
Asset-backed securities	84,574	1,789	—	86,363	—	86,363
Total	$949,764	$27,727	$(3,543)	$973,948	$—	$973,948
Held to maturity:
State and municipal securities	$37,906	$2,847	$—	$40,753	$(71)	$37,835
Securities carried at fair value through income:
State and municipal securities(1)	$10,353	$—	$—	$10,973	$—	$10,973

December 31, 2020
Available for sale:
State and municipal securities	$420,559	$21,884	$(258)	$442,185	$—	$442,185
Corporate bonds	64,313	1,762	(137)	65,938	—	65,938
U.S. government and agency securities	851	3	(5)	849	—	849
Commercial mortgage-backed securities	10,814	266	—	11,080	—	11,080
Residential mortgage-backed securities	207,742	7,441	(232)	214,951	—	214,951
Residential collateralized mortgage obligations	193,865	1,739	(261)	195,343	—	195,343
Asset-backed securities	73,451	877	—	74,328	—	74,328
Total	$971,595	$33,972	$(893)	$1,004,674	$—	$1,004,674
Held to maturity:
State and municipal securities	$38,194	$3,011	$—	$41,205	$(66)	$38,128
Securities carried at fair value through income:
State and municipal securities(1)	$10,618	$—	$—	$11,554	$—	$11,554
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at June 30, 2021, and December 31, 2020, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$82,686	$(1,396)	$1,545	$(14)	$84,231	$(1,410)
Corporate bonds	10,844	(156)	—	—	10,844	(156)
U.S. government and agency securities	10,074	(41)	509	(3)	10,583	(44)
Commercial mortgage-backed securities	6,689	(139)	—	—	6,689	(139)
Residential mortgage-backed securities	47,428	(638)	—	—	47,428	(638)
Residential collateralized mortgage obligations	74,641	(1,156)	—	—	74,641	(1,156)
Total	$232,362	$(3,526)	$2,054	$(17)	$234,416	$(3,543)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2020
Available for sale:
State and municipal securities	$21,979	$(258)	$—	$—	$21,979	$(258)
Corporate bonds	30,513	(137)	—	—	30,513	(137)
U.S. government and agency securities	—	—	568	(5)	568	(5)
Residential mortgage-backed securities	23,178	(232)	—	—	23,178	(232)
Residential collateralized mortgage obligations	43,911	(261)	—	—	43,911	(261)
Total	$119,581	$(888)	$568	$(5)	$120,149	$(893)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
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
At June 30, 2021, the Company had 84 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:
Balance at January 1, 2021	$66
Credit loss expense	5
Balance at June 30, 2021	$71
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss expense	48
Balance at June 30, 2020	$144
Accrued interest of $5.3 million and $3.6 million was not included in the calculation of the allowance at June 30, 2021, or June 30, 2020, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at June 30, 2021, or December 31, 2020.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Proceeds from sales/calls	$42,023	$22,945
Gross realized gains	1,705	103
Gross realized losses	(32)	(49)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2021, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,716	$12,722	$3,446	$3,477
Due after one year through five years	—	—	56,784	61,199
Due after five years through ten years	25,190	28,031	118,961	122,235
Due after ten years	—	—	303,015	312,711
Commercial mortgage-backed securities	—	—	9,075	9,180
Residential mortgage-backed securities	—	—	195,694	200,441
Residential collateralized mortgage obligations	—	—	178,215	178,342
Asset-backed securities	—	—	84,574	86,363
Total	$37,906	$40,753	$949,764	$973,948
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Carrying value of securities pledged to secure public deposits	$220,950	$289,537
Carrying value of securities pledged to repurchase agreements	8,846	10,982

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Loans held for sale	$124,710	$191,512
LHFI:
Loans secured by real estate:
Commercial real estate	$1,475,093	$1,370,928
Construction/land/land development	497,170	531,860
Residential real estate	966,301	885,120
Total real estate	2,938,564	2,787,908
Commercial and industrial(1)	1,570,791	1,817,862
Mortgage warehouse lines of credit	865,255	1,084,001
Consumer	16,253	17,991
Total loans accounted for at amortized cost	5,390,863	5,707,762
Loans accounted for at fair value	5,443	17,011
Total LHFI(2)	5,396,306	5,724,773
Less: Allowance for loan losses	77,104	86,670
LHFI, net	$5,319,202	$5,638,103
____________________________
(1)Includes $369.9 million and $546.5 million of PPP loans at June 30, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees of $13.6 million and $13.7 million at June 30, 2021, and December 31, 2020, respectively.
Included in total loans held for investment ("LHFI") were $5.4 million and $17.0 million of commercial real estate loans for which the fair value option was elected at June 30, 2021 and December 31, 2020, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
The Company has been a participating lender in the Paycheck Protection Program ("PPP"). At June 30, 2021, there were approximately $369.9 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio, including $9.3 million in net deferred loan fees. PPP loans have a maximum maturity of five years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the Small Business Administration ("SBA") if the borrower uses the proceeds to pay specified expenses. The Company believes that the majority of its PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, and as of June 30, 2021, forgiveness has been granted on $416.6 million of PPP loans.
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
Condensed Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2021, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Pass	$189,743	$407,131	$296,870	$270,332	$141,340	$105,102	$21,030	$1,431,548
Special mention	4,352	—	—	8,549	17,376	—	2,090	32,367
Classified	1,889	1,442	1,542	2,667	1,167	2,358	113	11,178
Total commercial real estate loans	$195,984	$408,573	$298,412	$281,548	$159,883	$107,460	$23,233	$1,475,093
Current period gross charge-offs	$—	$—	$—	$80	$24	$26	$—	$130
Current period gross recoveries	—	—	—	—	—	6	—	6
Current period net charge-offs (recoveries)	$—	$—	$—	$80	$24	$20	$—	$124
(1) Excludes $5.4 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

Construction/land/land development:
Pass	$89,726	$123,677	$129,910	$100,156	$11,989	$1,423	$16,016	$472,897
Special mention	—	—	10,202	—	1,003	—	—	11,205
Classified	717	310	197	194	135	56	11,459	13,068
Total construction/land/land development loans	$90,443	$123,987	$140,309	$100,350	$13,127	$1,479	$27,475	$497,170
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$168,979	$361,651	$114,062	$81,853	$85,279	$80,398	$56,958	$949,180
Special mention	—	181	—	—	776	189	—	1,146
Classified	134	1,521	2,280	2,929	2,169	6,715	227	15,975
Total residential real estate loans	$169,113	$363,353	$116,342	$84,782	$88,224	$87,302	$57,185	$966,301
Current period gross charge-offs	$—	$—	$58	$—	$—	$—	$—	$58
Current period gross recoveries	—	—	—	—	—	17	—	17
Current period net charge-offs (recoveries)	$—	$—	$58	$—	$—	$(17)	$—	$41

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in thousands)
Commercial and industrial:
Pass	$355,351	$403,037	$123,736	$84,695	$19,025	$45,103	$485,076	$1,516,023
Special mention	534	2,671	1,633	2,546	362	—	3,889	11,635
Classified	13,497	2,503	1,364	4,037	4,556	6,856	10,320	43,133
Total commercial and industrial loans	$369,382	$408,211	$126,733	$91,278	$23,943	$51,959	$499,285	$1,570,791
Current period gross charge-offs	$9	$4	$54	$—	$467	$3,602	$1,664	$5,800
Current period gross recoveries	—	4	35	—	77	159	19	294
Current period net charge-offs (recoveries)	$9	$—	$19	$—	$390	$3,443	$1,645	$5,506

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$865,255	$865,255
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,736	$3,737	$2,079	$896	$103	$113	$5,547	$16,211
Classified	—	28	3	—	—	2	9	42
Total consumer loans	$3,736	$3,765	$2,082	$896	$103	$115	$5,556	$16,253
Current period gross charge-offs	$—	$—	$25	$2	$—	$8	$14	$49
Current period gross recoveries	—	—	—	4	—	14	—	18
Current period net charge-offs (recoveries)	$—	$—	$25	$(2)	$—	$(6)	$14	$31
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$—	$—	$1,091	$1,091	$1,479,445	$1,480,536	$—
Construction/land/land development	1,443	99	—	1,542	495,628	497,170	—
Residential real estate	1,580	204	7,899	9,683	956,618	966,301	—
Total real estate	3,023	303	8,990	12,316	2,931,691	2,944,007	—
Commercial and industrial	267	264	17,494	18,025	1,552,766	1,570,791	—
Mortgage warehouse lines of credit	—	—	—	—	865,255	865,255	—
Consumer	100	5	—	105	16,148	16,253	—
Total LHFI	$3,390	$572	$26,484	$30,446	$5,365,860	$5,396,306	$—
____________________________
(1)Includes $5.4 million of commercial real estate loans at fair value

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$1,072	$—	$3,172	$4,244	$1,383,695	$1,387,939	$—
Construction/land/land development	369	1	2,328	2,698	529,162	531,860	—
Residential real estate	3,774	134	364	4,272	880,848	885,120	—
Total real estate	5,215	135	5,864	11,214	2,793,705	2,804,919	—
Commercial and industrial	703	1,097	12,625	14,425	1,803,437	1,817,862	—
Mortgage warehouse lines of credit	—	—	—	—	1,084,001	1,084,001	—
Consumer	113	9	2	124	17,867	17,991	—
Total LHFI	$6,031	$1,241	$18,491	$25,763	$5,699,010	$5,724,773	$—
____________________________
(1)Includes $17.0 million of commercial real estate loans at fair value

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $17.7 million and $19.5 million was not included in the book value for the purposes of calculating the allowance at June 30, 2021 and June 30, 2020, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$18,397	$102	$3	$(2,016)	$16,282
Construction/land/land development	7,389	—	—	(1,787)	5,602
Residential real estate	8,294	58	8	815	9,059
Commercial and industrial	49,342	2,845	186	(1,634)	45,049
Mortgage warehouse lines of credit	923	—	—	(363)	560
Consumer	791	5	5	(239)	552
Total	$85,136	$3,010	$202	$(5,224)	$77,104
____________________________
(1)The $5.6 million net benefit for credit losses on the consolidated statements of income includes a $5.2 million net loan loss benefit, a $390,000 benefit for off-balance sheet commitments and a $5,000 provision for held to maturity securities credit losses for the three months ended June 30, 2021.

	Three Months Ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$9,254	$3,496	$4	$4,284	$10,046
Construction/land/land development	5,054	—	—	1,806	6,860
Residential real estate	4,495	—	20	2,396	6,911
Commercial and industrial	35,823	3,073	87	12,444	45,281
Mortgage warehouse lines of credit	779	—	—	(177)	602
Consumer	658	18	3	125	768
Total	$56,063	$6,587	$114	$20,878	$70,468
____________________________
(1)The $21.4 million provision for credit losses on the consolidated statements of income includes a $20.9 million net loan loss provision, a $476,000 provision for off-balance sheet commitments and a $48,000 provision for held to maturity securities credit losses for the three months ended June 30, 2020.

	Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$15,430	$130	$6	$976	$16,282
Construction/land/land development	8,191	—	—	(2,589)	5,602
Residential real estate	9,418	58	17	(318)	9,059
Commercial and industrial	51,857	5,800	294	(1,302)	45,049
Mortgage warehouse lines of credit	856	—	—	(296)	560
Consumer	918	49	18	(335)	552
Total	$86,670	$6,037	$335	$(3,864)	$77,104

(1)The $4.2 million net benefit for credit losses on the consolidated statements of income includes a $3.9 million net loan loss benefit, a $338,000 benefit for off-balance sheet commitments and a $5,000 provision for held to maturity securities credit losses for the six months ended June 30, 2021.

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

(1)The $39.9 million provision for credit losses on the consolidated statements of income includes a $39.3 million net loan loss provision, a $611,000 provision for off-balance sheet commitments and a $48,000 provision for held to maturity securities credit losses for the six months ended June 30, 2020.

The decrease in provision expense compared to the quarter and six months ended June 30, 2020, was primarily due to improvement in forecasted economic conditions during the quarter and six months ended June 30, 2021, as compared to deteriorating economic conditions during the quarter and six months ended June 30, 2020. The Company's credit quality profile in relation to the allowance for loan credit losses drove a decline of 17.7 million in the collectively evaluated portion of the reserve during the six months ended June 30, 2021, of which a $14.8 million decrease was related to qualitative factor changes across the Company's risk pools for the six months ended June 30, 2021. These declines were partially offset by an increase in certain specific loan reserves, at June 30, 2021.
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
The following tables show the recorded investment in loans by loss estimation methodology, excluding loans for which the fair value option was elected at June 30, 2021, and December 31, 2020.

	June 30, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,471,761	$1,091	$2,241	$1,475,093
Construction/land/land development	496,553	297	320	497,170
Residential real estate	956,152	8,323	1,826	966,301
Commercial and industrial	1,552,304	10,559	7,928	1,570,791
Mortgage warehouse lines of credit	865,255	—	—	865,255
Consumer	16,253	—	—	16,253
Total	$5,358,278	$20,270	$12,315	$5,390,863
____________________________
(1)Excludes $5.4 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.

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
The following tables show the allowance for loan credit losses by loss estimation methodology at June 30, 2021, and December 31, 2020.

	June 30, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$16,269	$—	$13	$16,282
Construction/land/land development	5,601	—	1	5,602
Residential real estate	8,324	28	707	9,059
Commercial and industrial	29,465	8,264	7,320	45,049
Mortgage warehouse lines of credit	560	—	—	560
Consumer	552	—	—	552
Total	$60,771	$8,292	$8,041	$77,104

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,896	$525	$9	$15,430
Construction/land/land development	8,062	128	1	8,191
Residential real estate	8,983	—	435	9,418
Commercial and industrial	44,714	1,707	5,436	51,857
Mortgage warehouse lines of credit	856	—	—	856
Consumer	918	—	—	918
Total	$78,429	$2,360	$5,881	$86,670
Note that the Company is not using the collateral maintenance agreement practical expedient. The fair value of equipment collateral that secures commercial and industrial loans is estimated by third-party valuation experts.
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
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial real estate	$1,511	$1,053	$1,544	$3,704
Construction/land/land development	353	1,319	621	2,962
Residential real estate	7,932	2,436	10,571	6,530
Total real estate	9,796	4,808	12,736	13,196
Commercial and industrial	69	82	17,723	12,897
Consumer	—	—	43	56
Total nonaccrual loans	$9,865	$4,890	$30,502	$26,149
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At June 30, 2021, the Company had no funding commitments for which the terms have been modified in TDRs.
For the six months ended June 30, 2021 and 2020, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $880,000 and $736,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the six months ended June 30, 2021 and 2020.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as certain commercial real estate loans in accordance with U.S. GAAP. The Company had $1.6 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at June 30, 2021, compared to $681,000 at December 31, 2020. There were no nonaccrual LHFI that were recorded using the fair value option election at June 30, 2021, or December 31, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
TDRs
Nonaccrual TDRs	$4,701	$5,671
Performing TDRs	2,917	3,314
Total	$7,618	$8,985
There were no loans classified as TDR's during the six months ended June 30, 2021. The tables below summarize loans classified as TDR's by loan and concession type during the six months ended June 30, 2020.

	Three Months Ended June 30, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$128	$127	$—	$—	$127
Total	2	$128	$127	$—	$—	$127

During the six months ended June 30, 2021, three loans with a combined outstanding principal balance of $743,000 defaulted after having been modified as a TDR within the previous 12 months. During the six months ended June 30, 2020, one loan with an outstanding principal balance of $14,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the six months ended June 30, 2020, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2021, and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2021 or 2020.

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$371,838	$42,290	$414,128
Corporate bonds	—	71,646	—	71,646
U.S. government agency securities	—	13,848	—	13,848
Commercial mortgage-backed securities	—	9,180	—	9,180
Residential mortgage-backed securities	—	200,441	—	200,441
Residential collateralized mortgage obligations	—	178,342	—	178,342
Asset-backed securities	—	86,363	—	86,363
Securities available for sale	—	931,658	42,290	973,948
Securities carried at fair value through income	—	—	10,973	10,973
Loans held for sale	—	71,571	—	71,571
Loans at fair value	—	—	5,443	5,443
Mortgage servicing rights	—	—	16,081	16,081
Other assets - derivatives	—	14,817	—	14,817
Total recurring fair value measurements - assets	$—	$1,018,046	$74,787	$1,092,833

Other liabilities - derivatives	$—	$(13,961)	$—	$(13,961)
Total recurring fair value measurements - liabilities	$—	$(13,961)	$—	$(13,961)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$398,120	$44,065	$442,185
Corporate bonds	—	65,938	—	65,938
U.S. government agency securities	—	849	—	849
Commercial mortgage-backed securities	—	11,080	—	11,080
Residential mortgage-backed securities	—	214,951	—	214,951
Residential collateralized mortgage obligations	—	195,343	—	195,343
Asset-backed securities	—	74,328	—	74,328
Securities available for sale	—	960,609	44,065	1,004,674
Securities carried at fair value through income	—	—	11,554	11,554
Loans held for sale	—	136,026	—	136,026
Loans at fair value	—	—	17,011	17,011
Mortgage servicing rights	—	—	13,660	13,660
Other assets - derivatives	—	23,694	—	23,694
Total recurring fair value measurements - assets	$—	$1,120,329	$86,290	$1,206,619

Other liabilities - derivatives	$—	$(23,020)	$—	$(23,020)
Total recurring fair value measurements - liabilities	$—	$(23,020)	$—	$(23,020)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021 and 2020, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(772)	—	—
Other noninterest income	(125)	—	—	(316)
Loss recognized in AOCI	—	—	(595)	—
Purchases, issuances, sales and settlements:
Originations	—	3,193	—	—
Purchases	—	—	1,000	—
Settlements	(11,443)	—	(2,180)	(265)
Balance at June 30, 2021	$5,443	$16,081	$42,290	$10,973

Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(7,987)	—	—
Other noninterest income	132	—	—	714
Gain recognized in AOCI	—	—	46	—
Purchases, issuances, sales and settlements:
Originations	—	2,525	—	—
Purchases	—	—	1,598	—
Sales	—	—	(1,985)	—
Settlements	(314)	—	—	(250)
Balance at June 30, 2020	$17,488	$15,235	$37,832	$11,977
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	June 30, 2021		December 31, 2020
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	9.36% - 37.95%	16.89%	11.82% - 37.95%	22.08%
Discount rates	9.00 - 10.50	9.48	7.83 - 9.09	8.27
__________________________
(1)The weighted average was calculated with reference to the principle balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during the current interest rate environment, while loans with lower average coupon rates have a lower likelihood of prepayment. The increase in rates since the year ended December 31, 2020, has caused a decrease in our weighted average prepayment speed and an increase in our discount rate assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2021, and December 31, 2020, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	June 30, 2021
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$71,571	$69,803	$1,768
Commercial real estate LHFI(2)	5,443	5,317	126
Securities carried at fair value through income	10,973	10,353	620
Total	$87,987	$85,473	$2,514
____________________________
(1)$1.6 million of loans held for sale were designated as nonaccrual or 90 days or more past due at June 30, 2021. Of this balance, $1.5 million was guaranteed by U.S. Government agencies.
(2)There were no commercial real estate loans for which the fair value had been elected that were designated as nonaccrual or 90 days or more past due at June 30, 2021.

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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2021	2020	2021	2020
Mortgage banking revenue	$(177)	$2,575	$(4,302)	$3,621
Other income:
Loans at fair value held for investment	(66)	(33)	(125)	132
Securities carried at fair value through income	161	(15)	(316)	714
Total impact on other income	95	(48)	(441)	846
Total fair value option impact on noninterest income (1)	$(82)	$2,527	$(4,743)	$4,467
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both June 30, 2021, and December 31, 2020. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 353 basis points at June 30, 2021, and 290 to 413 basis points at December 31, 2020. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $41.5 million and $62.6 million, at June 30, 2021, and December 31, 2020, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $53.1 million and $55.5 million, respectively, at June 30, 2021, and December 31, 2020, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $5.7 million and $12.3 million at June 30, 2021, and December 31, 2020, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $4.0 million and $1.6 million at June 30, 2021, and December 31, 2020, respectively. At June 30, 2021, the Company had no residential mortgage loans in the process of foreclosure.
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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands) Financial assets:	June 30, 2021		December 31, 2020
Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$444,732	$444,732	$377,214	$377,214
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	41,468	41,468	62,586	62,586
Accrued interest and loan fees receivable	24,387	24,387	27,146	27,146
Level 3 inputs:
Securities held to maturity	37,835	40,753	38,128	41,205
LHFI, net(1)	5,313,759	5,293,696	5,621,092	5,802,744
Financial liabilities:
Level 2 inputs:
Deposits	6,028,352	6,030,832	5,751,315	5,756,312
FHLB advances and other borrowings	314,123	308,378	984,608	991,943
Subordinated debentures	157,298	156,510	157,181	156,395
Accrued interest payable	2,893	2,893	3,556	3,556
____________________________
(1)Does not include loans for which the fair value option had been elected at June 30, 2021, or December 31, 2020, as these loans are carried at fair value on a recurring basis.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 6 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Mortgage banking revenue	2021		2020	2021	2020
Origination	$375		$624	$751	$899
Gain on sale of loans held for sale	3,033		1,746	8,029	2,965
Originations of MSRs	1,250		1,871	3,193	2,525
Servicing	1,537		1,515	3,038	3,116
Total gross mortgage revenue	6,195		5,756	15,011	9,505
MSR valuation adjustments, net	(2,721)	—	(2,758)	(772)	(7,987)
Mortgage HFS and pipeline fair value adjustment	(1,998)		5,531	(5,155)	6,797
MSR hedge impact	1,289		2,188	(1,742)	5,171
Mortgage banking revenue	$2,765		$10,717	$7,342	$13,486
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Fair Value at Beginning of Period	$17,552	$16,122	$13,660	$20,697
Originations of MSRs	1,250	1,871	3,193	2,525
Valuation adjustments, net	(2,721)	(2,758)	(772)	(7,987)
Fair Value at End of Period	$16,081	$15,235	$16,081	$15,235

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
The Company incurred $21,000 and $50,000 in mortgage loan servicing putback reserve expense for the three and six months ended June 30, 2021, respectively, and $45,000 and $47,000 for the three and six months ended June 30, 2020, respectively. At June 30, 2021, and December 31, 2020, the reserve for mortgage loan servicing putback expenses totaled $361,000 and $311,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $53.1 million and $55.5 million at June 30, 2021, and December 31, 2020, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 7 - Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Overnight repurchase agreements with depositors	$3,859	$8,408
Short-term FHLB advances	—	650,000
GNMA repurchase liability	53,140	55,485
Long-term FHLB advances	257,124	270,715
Total FHLB advances and other borrowings	$314,123	$984,608
Subordinated debentures, net	$157,298	$157,181
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at June 30, 2021 and December 31, 2020, were $872.1 million and $456.9 million, respectively.
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
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at June 30, 2021, and December 31, 2020, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the six months ended June 30, 2021 and 2020:

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate swaps included in other (liabilities)	$21,000	$21,000	$(332)	$(706)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$306,384	$326,542	$12,670	$20,207
Interest rate swaps included in other liabilities	326,347	347,096	(13,497)	(21,321)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	(9)	(18)
Forward commitments to purchase mortgage-backed securities included in other (liabilities) assets	78,000	107,000	49	(317)
Forward commitments to sell residential mortgage loans included in other liabilities	91,629	107,200	(123)	(658)
Interest rate-lock commitments on residential mortgage loans included in other assets	70,827	79,554	2,098	3,487
	$936,561	$1,030,766	$1,188	$1,380
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The weighted-average rates paid and received for interest rate swaps at June 30, 2021, were as follows:

	Weighted-Average Interest Rate
Interest rate swaps:	Paid	Received
Cash flow hedges	4.81%	2.89%
Non-hedging interest rate swaps - financial institution counterparties	4.43	2.66
Non-hedging interest rate swaps - customer counterparties	2.72	4.45
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2021	2020	2021	2020
Amount of gain (loss) recognized in mortgage banking revenue (1)	$(281)	$1,692	$(1,487)	$4,205
Amount of (loss) gain recognized in other non-interest income	27	56	334	(629)
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
At June 30, 2021, and December 31, 2020, the Company had cash collateral on deposit with swap counterparties totaling $14.5 million and $22.2 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 - Stock and Incentive Compensation Plans
On April 28, 2021, an employee stock purchase plan ("ESPP") was approved by the Company's stockholders and qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company's common stock by employees pursuant to the terms of the ESPP. Under the ESPP, employees of the Company who elect to participate have the right to purchase a limited number of shares of the Company's common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee and the compensation expense will be recognized over the service period based on the fair value of the rights on the grant date, adjusted for forfeitures and certain modifications.
There were no shares of common stock issued pursuant to the ESPP during the quarter ended June 30, 2021.
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at June 30, 2021. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, dividend equivalent rights, performance unit awards or any combination thereof. At June 30, 2021, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 902,488 shares.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Share-based compensation cost charged to income for the three and six months ended June 30, 2021 and 2020, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Restricted stock	$444	$573	$1,058	$1,110
ESPP	27	—	27	—
Total stock compensation expense	$471	$573	$1,085	$1,110
Related tax benefits recognized in net income	99	120	228	233
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
The following table summarizes the Company's time-vested award activity:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1,	103,359	$31.51	149,449	$35.15
Granted	19,617	40.47	25,285	19.46
Vested	(40,281)	26.45	(35,310)	31.36
Forfeited	(946)	24.69	(4,129)	37.14
Nonvested shares, June 30,	81,749	36.23	135,295	33.15
At June 30, 2021, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted shares awarded under the 2012 Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company's stock options and changes during the six months ended June 30, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(14,800)	9.89	—	—
Outstanding and exercisable at June 30, 2021	209,200	10.93	4.81	6,597

Six Months Ended June 30, 2020
Outstanding at January 1, 2020	254,000	$10.55	5.81	$6,932
Exercised	(30,000)	8.25	—	—
Outstanding and exercisable at June 30, 2020	224,000	10.86	5.42	2,196
Note 10 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(7,030)	295	(6,735)
Balance at June 30, 2021	$19,176	$(262)	$18,914

Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	14,897	(617)	14,280
Balance at June 30, 2020	$21,309	$(696)	$20,613
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at June 30, 2021, and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2021, and December 31, 2020, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk based, common equity Tier 1 capital, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021), which resulted in a 17 basis point benefit to the common equity Tier 1 capital to risk-weighted assets capital ratio at June 30, 2021. The two-year delay will be followed by the three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).
The actual capital amounts and ratios of the Company and Bank at June 30, 2021, and December 31, 2020, are presented in the following table:

(Dollars in thousands) June 30, 2021	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$650,220	11.03%	$412,651	7.00%	N/A	N/A
Origin Bank	678,907	11.55	411,459	7.00	$382,069	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	659,612	11.19	501,046	8.50	N/A	N/A
Origin Bank	678,907	11.55	499,629	8.50	470,239	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	875,679	14.85	619,167	10.50	N/A	N/A
Origin Bank	816,362	13.89	617,120	10.50	587,734	10.00
Leverage Ratio
Origin Bancorp, Inc.	659,612	8.87	297,457	4.00	N/A	N/A
Origin Bank	678,907	9.15	296,790	4.00	370,987	5.00
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	604,306	9.95	425,012	7.00	N/A	N/A
Origin Bank	637,863	10.53	424,010	7.00	393,724	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	613,682	10.11	516,107	8.50	N/A	N/A
Origin Bank	637,863	10.53	514,870	8.50	484,583	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	837,058	13.79	637,539	10.50	N/A	N/A
Origin Bank	782,503	12.92	636,019	10.50	605,732	10.00
Leverage Ratio
Origin Bancorp, Inc.	613,682	8.62	284,771	4.00	N/A	N/A
Origin Bank	637,863	8.99	283,842	4.00	354,802	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $63.4 million at June 30, 2021.
Stock Repurchases
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. There were no common stock repurchases during the three months ended June 30, 2021. Prior to 2021, the Company had cumulatively repurchased an aggregate 330,868 common stock shares for a total purchase price of $10.8 million under the stock buyback program. As of June 30, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$1,419,247	$1,341,501
Standby letters of credit	51,026	42,911
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At June 30, 2021, and December 31, 2020, these credit card guarantees totaled $208,000 and $200,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At June 30, 2021, the Company held 40 unfunded letters of credit from the FHLB totaling $623.3 million with expiration dates ranging from July 21, 2021, to March 22, 2023. At December 31, 2020, the Company held 35 unfunded letters of credit from the FHLB totaling $527.4 million with expiration dates ranging from January 20, 2021, to November 4, 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.0 million and $2.3 million at June 30, 2021, and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
2021 Second Quarter Highlights
•Net income for the quarter ended June 30, 2021, was $27.7 million, a historic quarterly high compared to $5.0 million for the quarter ended June 30, 2020.
•Net interest income was $54.3 million for the quarter ended June 30, 2021, compared to $46.3 million for the quarter ended June 30, 2020.
•Provision for credit losses was a net benefit of $5.6 million for the quarter ended June 30, 2021, compared to provision expense of $21.4 million for the quarter ended June 30, 2020.
•Cost of total deposits was 0.22% for the quarter ended June 30, 2021, compared to 0.54% for the quarter ended June 30, 2020.
•Annualized returns on average equity and average assets were 16.54% and 1.49%, respectively, for the quarter ended June 30, 2021, compared to 3.23% and 0.31%, respectively, for the quarter ended June 30, 2020.

•Noninterest-bearing deposits at June 30, 2021, were $1.86 billion, an increase of $253.5 million, or 15.8%, compared to $1.61 billion, at December 31, 2020.
Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020
Net Interest Income and Net Interest Margin
Net interest income for the three months ended June 30, 2021, was $54.3 million, an increase of $8.0 million over the three months ended June 30, 2020. The improvement was primarily due to a $3.2 million decrease in interest expense on deposits, coupled with increases of $3.1 million and $2.5 million in interest income from mortgage warehouse lines of credit and Paycheck Protection Program ("PPP") loans, respectively, partially offset by a $1.7 million decrease in interest earned on commercial and industrial loans, excluding PPP loans, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Deposit interest expense decreased to $3.4 million during the three months ended June 30, 2021, compared to $6.6 million during the three months ended June 30, 2020, due to the reduction in deposit interest rates between the two periods. The average rate on savings and interest-bearing transaction accounts was 0.23% for the current period, down from 0.51% for the three months ended June 30, 2020, accounting for $2.6 million of the decrease in interest expense from the three months ended June 30, 2020. The average rate on time deposits decreased to 0.78% for the three months ended June 30, 2021, down from 1.75% for the three months ended June 30, 2020, providing an additional decrease of $1.5 million in interest expense. These rate-driven interest expense declines were offset by a $1.5 million increase in interest expense due to an increase in the average balances of savings and interest-bearing transaction accounts when comparing the three months ended June 30, 2021, to the same period in 2020.
The $3.1 million increase in interest income on mortgage warehouse lines of credit for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due to higher mortgage activity driven by the low interest rate environment, coupled with additional mortgage warehouse clients being onboarded during the intervening period leading to higher average balances during the three months ended June 30, 2021. Acceleration of PPP deferred fees into earnings as a result of Small Business Administration ("SBA") forgiveness contributed $2.9 million in interest income on PPP loans for the quarter ended June 30, 2021. There were no PPP loans forgiven during the comparable 2020 quarter. The $1.7 million decrease in interest income earned on commercial and industrial loans, excluding PPP loans, was primarily due to lower average balances.
The fully tax-equivalent net interest margin was 3.12% for the three months ended June 30, 2021, a three basis point increase from the three months ended June 30, 2020. The yield earned on interest-earning assets for the three months ended June 30, 2021, was 3.44%, a 21 basis point decrease from 3.65% for the three months ended June 30, 2020. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the three months ended June 30, 2021, was 0.53%, representing a decrease of 36 basis points compared to 0.89% for the three months ended June 30, 2020. The margin compression we experienced since the three months ended June 30, 2020, was primarily caused by decreasing loan yields driven by declining short-term interest rates over the last several quarters.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,465,799	$15,067	4.12%	$1,307,715	$14,460	4.45%
Construction/land/land development	516,794	5,391	4.18	562,233	6,155	4.40
Residential real estate	929,332	9,514	4.11	742,657	8,250	4.47
PPP	521,551	5,553	4.27	449,680	3,052	2.73
Commercial and industrial excl. PPP	1,240,252	11,743	3.80	1,378,898	13,443	3.92
Mortgage warehouse lines of credit	819,233	7,416	3.63	462,088	4,354	3.79
Consumer	16,632	242	5.83	18,362	296	6.49
LHFI	5,509,593	54,926	4.00	4,921,633	50,010	4.09
Loans held for sale	68,797	603	3.51	91,991	712	3.11
Loans receivable	5,578,390	55,529	3.99	5,013,624	50,722	4.07
Investment securities-taxable	749,538	3,115	1.67	492,752	2,732	2.23
Investment securities-non-taxable	280,504	1,590	2.27	208,667	1,391	2.68
Non-marketable equity securities held in other financial institutions	46,898	248	2.12	51,713	295	2.29
Interest-bearing deposits in banks	417,782	166	0.16	345,906	324	0.38
Total interest-earning assets	7,073,112	60,648	3.44	6,112,662	55,464	3.65
Noninterest-earning assets(2)	401,839			334,864
Total assets	$7,474,951			$6,447,526

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,774,529	$2,192	0.23%	$2,633,520	$3,353	0.51%
Time deposits	631,654	1,225	0.78	751,607	3,267	1.75
Total interest-bearing deposits	4,406,183	3,417	0.31	3,385,127	6,620	0.79
FHLB advances & other borrowings	262,806	1,106	1.69	671,108	1,641	0.98
Subordinated debentures	157,276	1,833	4.67	78,557	913	4.68
Total interest-bearing liabilities	4,826,265	6,356	0.53	4,134,792	9,174	0.89
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,837,823			1,578,987
Other liabilities(2)	138,165			115,849
Total liabilities	6,802,253			5,829,628
Stockholders' Equity	672,698			617,898
Total liabilities and stockholders' equity	$7,474,951			$6,447,526
Net interest spread			2.91%			2.76%
Net interest income and margin		$54,292	3.08		$46,290	3.05
Net interest income and margin - (tax equivalent)(3)		$55,019	3.12		$46,963	3.09
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $60.3 million, $29.0 million for the three months ended June 30, 2021 and 2020, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$1,748	$(1,141)	$607
Construction/land/land development	(497)	(267)	(764)
Residential real estate	2,074	(810)	1,264
PPP	488	2,013	2,501
Commercial and industrial excl. PPP	(1,090)	(610)	(1,700)
Mortgage warehouse lines of credit	3,365	(303)	3,062
Consumer	(28)	(26)	(54)
Loans held for sale	(180)	71	(109)
Loans receivable	5,880	(1,073)	4,807
Investment securities-taxable	1,424	(1,041)	383
Investment securities-non-taxable	479	(280)	199
Non-marketable equity securities held in other financial institutions	(27)	(20)	(47)
Interest-bearing deposits in banks	67	(225)	(158)
Total interest-earning assets	7,823	(2,639)	5,184
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	1,453	(2,614)	(1,161)
Time deposits	(521)	(1,521)	(2,042)
FHLB advances & other borrowings	(999)	464	(535)
Subordinated debentures	915	5	920
Total interest-bearing liabilities	848	(3,666)	(2,818)
Net interest income	$6,975	$1,027	$8,002
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

We recorded a provision for credit loss benefit of $5.6 million for the quarter ended June 30, 2021, a decrease of $27.0 million from provision expense of $21.4 million for the three months ended June 30, 2020. This decrease in provision expense reflects an improvement in forecasted economic conditions compared to worsening forecasted economic conditions at June 30, 2020. Net charge-offs were $2.8 million during the quarter ended June 30, 2021, compared to $6.5 million during the three months ended June 30, 2020. The decrease was primarily due to three commercial and industrial loans totaling $2.3 million, representing one loan relationship, that were charged off during the three months ended June 30, 2021, compared to four commercial and industrial loans totaling $5.9 million, representing two loan relationships, that were charged off during the three months ended June 30, 2020.
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
The release of allowance of $5.6 million during the current quarter was primarily driven by continued improvement in forecasted economic conditions partially offset by certain specific loan reserves, at June 30, 2021. While economic forecasts have improved, uncertainty remains for the remainder of the 2021 year due to risks related to the resurgence or lingering effects of COVID-19, inflationary and labor pressures as well as continued supply-chain disruptions.
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
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,
Noninterest income:	2021	2020	$ Change	% Change
Service charges and fees	$3,739	$2,990	$749	25.1%
Mortgage banking revenue	2,765	10,717	(7,952)	(74.2)
Insurance commission and fee income	3,050	3,109	(59)	(1.9)
Gains on sales of securities, net	5	—	5	N/M
Loss on sales and disposals of other assets, net	(42)	(908)	866	(95.4)
Limited partnership investment income	801	9	792	N/M
Swap fee income	24	1,527	(1,503)	(98.4)
Other fee income	623	607	16	2.6
Other income	1,473	1,025	448	43.7
Total noninterest income	$12,438	$19,076	$(6,638)	(34.8)
____________________________
N/M = Not meaningful.
Noninterest income for the three months ended June 30, 2021, decreased by $6.6 million, or 34.8%, to $12.4 million, compared to $19.1 million for the three months ended June 30, 2020. The decrease was largely driven by decreases of $8.0 million and $1.5 million in mortgage banking revenue and swap fee income, respectively. The decreases were partially offset by a decrease of $866,000 in loss on sales and disposals of other assets, net, and increases of $792,000 and $749,000 in limited partnership investment and service charges and fees income, respectively.
Mortgage banking revenue. The $8.0 million decrease in mortgage banking revenue compared to the three months ended June 30, 2020, was primarily due to a decrease of $7.5 million in the mortgage held for sale and pipeline fair value adjustment. This decrease was partially offset by a $1.3 million increase in gain on sale of loans held for sale. We expect refinance activity to continue to decrease in 2021 which could reduce our mortgage banking revenue from 2020's historically high levels.
Swap fee income. The $1.5 million decrease in swap fee income was due to higher volume of back-to-back swaps executed with commercial customers during the three months ended June 30, 2020, driven by a low market rate environment during that period.
Loss on sales and disposals of other assets, net. The $866,000 decrease in loss on sales and disposals of other assets, net was primarily due to the decline in value and subsequent write down of two commercial real estate owned properties during the three months ended June 30, 2020. No similar transaction occurred during the three months ended June 30, 2021.
Limited partnership investment income. The $792,000 increase in the limited partnership investment income during the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020 was primarily due to net valuation increases as a result of investment performance in limited partnership funds.
Service charges and fees. The $749,000 increase in service charges and fees income was primarily driven by an increase of $480,000 in debit interchange fees due to an increase in debit card transactions by customers during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,
Noninterest expense:	2021	2020	$ Change	% Change
Salaries and employee benefits	$22,354	$24,045	$(1,691)	(7.0)%
Occupancy and equipment, net	4,349	4,267	82	1.9
Data processing	2,313	2,075	238	11.5
Electronic banking	989	890	99	11.1
Communications	514	419	95	22.7
Advertising and marketing	748	610	138	22.6
Professional services	836	843	(7)	(0.8)
Regulatory assessments	544	766	(222)	(29.0)
Loan related expenses	2,154	1,509	645	42.7
Office and operations	1,498	1,344	154	11.5
Intangible asset amortization	222	287	(65)	(22.6)
Franchise tax expense	629	514	115	22.4
Other	682	651	31	4.8
Total noninterest expense	$37,832	$38,220	$(388)	(1.0)
Noninterest expense for the three months ended June 30, 2021, decreased by $388,000, or 1.0%, to $37.8 million, primarily due to a $1.7 million decrease in salaries and employee benefits expenses, which was partially offset by a $645,000 increase in loan related expenses.
Salaries and employee benefits. The $1.7 million decrease in salaries and employee benefits expenses was primarily due to decreases of $1.1 million, $1.0 million and $726,000 in medical self-insurance cost, incentive bonus, and commissions, respectively. These decreases were partially offset by a decrease of $1.2 million in loan origination cost deferrals associated with PPP loans.
Loan related expenses. The increase in loan related expenses was primarily driven by increases of $327,000 and $213,000 in loan related legal fees and loan repossession expenses, respectively. We expect the current level of loan related legal fees to continue throughout the remainder of 2021.
Income Tax Expense
For the three months ended June 30, 2021, we recognized income tax expense of $6.8 million, compared to $786,000 for the three months ended June 30, 2020. Our effective tax rate for the three months ended June 30, 2021, was 19.6%, compared to 13.7% for the three months ended June 30, 2020. The increase in our effective tax rate for the three months ended June 30, 2021, was primarily due to the increase in our pre-tax income compared to the three months ended June 30, 2020, which made the proportional effect of the tax-exempt items smaller on the effective income tax rate.
Our quarterly provision for income taxes has historically been calculated using the annual effective tax rate ("AETR") method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of June 30, 2021 and June 30, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. We utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. Significant permanent items are not able to be made at this time, primarily driven by the COVID-19 pandemic, which results in significant variations in income tax expense and would have resulted in a disproportionate and unreliable effective tax rate under the AETR method. We determined current and deferred income tax expense as if the interim period were an annual period.

Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at June 30, 2021 and 2020, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020
Net Interest Income and Net Interest Margin
Net interest income for the six months ended June 30, 2021, was $109.5 million, an increase of $20.4 million over the six months ended June 30, 2020. The increase was primarily due to a $9.7 million reduction in total deposit interest expenses, coupled with increases of $9.4 million and $8.6 million in interest income from mortgage warehouse lines of credit and PPP loans, respectively. These increases were offset by decreases of $5.6 million and $2.4 million in interest earned on commercial and industrial and construction, land and land development loans, respectively, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Deposit interest expense decreased to $7.2 million during the six months ended June 30, 2021, compared to $16.9 million during the six months ended June 30, 2020, primarily due to a reduction in deposit rates during the year. The average rate on interest-bearing deposit accounts was 0.25% for the six months ended June 30, 2021, down from 0.77% for the six months ended June 30, 2020, accounting for $9.5 million of the decrease in interest expense from the six months ended June 30, 2020. The average rate on time deposits decreased to 0.86% for the six months ended June 30, 2021, down from 1.87% for the six months ended June 30, 2020, providing an additional decrease of $3.2 million in interest expense. These two rate-driven interest expense declines were offset by increases of $4.2 million and $2.2 million in interest expense due to increases in the average balances of savings and interest-bearing transaction accounts and subordinated debentures when comparing the six months ended June 30, 2021, to the six months ended June 30, 2020.
Interest income on mortgage warehouse lines of credit increased by $9.4 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to higher mortgage activity driven by the low interest rate environment, coupled with additional mortgage warehouse clients being onboarded and funding loans during 2020. PPP loans, which were funded beginning in the second quarter of the 2020 year as part of the CARES Act, contributed an additional $8.6 million in interest income during the six months ended June 30, 2021. Interest income earned on commercial and industrial loans, excluding PPP loans, decreased by $5.6 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the impact of lower interest rates which resulted in a $5.2 million decrease. Construction, land and land development loans experienced a similar decline in interest income with lower interest rates contributing $1.8 million of the decline.
The fully tax-equivalent net interest margin was 3.17% for the six months ended June 30, 2021, an eight basis point decrease from the six months ended June 30, 2020. The yield earned on interest-earning assets for the six months ended June 30, 2021, was 3.51%, a 47 basis point decrease from 3.98% for the six months ended June 30, 2020. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the six months ended June 30, 2021, was 0.55%, representing a decrease of 56 basis points compared to 1.11% for the six months ended June 30, 2020. The margin compression we experienced since the six months ended June 30, 2020, was primarily caused by decreasing loan yields driven by declining short-term interest rates over the last several quarters.
The results for the first half of 2021 have improved from the results experienced during the first half of 2020 due primarily to the acceleration of PPP fees accreted into earnings. However, as a result of the uncertainty surrounding the economic outlook and concern that there may be a resurgence of COVID-19, the current low-interest rate environment may continue to put pressure on our net interest margin due to both maturing assets and floating rate assets potentially repricing lower.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,443,931	$29,661	4.14%	$1,291,174	$29,937	4.66%
Construction/land/land development	529,219	10,856	4.14	553,655	13,219	4.80
Residential real estate	908,884	18,362	4.07	718,848	16,521	4.62
PPP	543,481	11,691	4.34	224,840	3,052	2.73
Commercial and industrial excl. PPP	1,247,800	23,965	3.87	1,375,850	29,610	4.33
Mortgage warehouse lines of credit	890,127	16,123	3.65	336,284	6,687	4.00
Consumer	17,138	495	5.82	19,024	628	6.64
LHFI	5,580,580	111,153	4.02	4,519,675	99,654	4.43
Loans held for sale	77,936	1,186	3.07	62,640	1,117	3.59
Loans receivable	5,658,516	112,339	4.00	4,582,315	100,771	4.42
Investment securities-taxable	750,166	6,415	1.72	471,664	5,444	2.32
Investment securities-non-taxable	287,712	3,262	2.29	155,810	2,149	2.77
Non-marketable equity securities held in other financial institutions	53,575	464	1.75	46,104	606	2.64
Interest-bearing deposits in banks	307,810	295	0.19	332,930	1,510	0.91
Total interest-earning assets	7,057,779	122,775	3.51	5,588,823	110,480	3.98
Noninterest-earning assets(2)	371,199			335,292
Total assets	$7,428,978			$5,924,115

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,644,626	$4,448	0.25%	$2,539,236	$9,751	0.77%
Time deposits	643,887	2,758	0.86	766,757	7,119	1.87
Total interest-bearing deposits	4,288,513	7,206	0.34	3,305,993	16,870	1.03
FHLB advances & other borrowings	409,487	2,375	1.17	492,862	2,992	1.22
Subordinated debentures	157,249	3,663	4.70	64,932	1,518	4.70
Total interest-bearing liabilities	4,855,249	13,244	0.55	3,863,787	21,380	1.11
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,769,552			1,338,317
Other liabilities(2)	138,855			107,481
Total liabilities	6,763,656			5,309,585
Stockholders' Equity	665,322			614,530
Total liabilities and stockholders' equity	$7,428,978			$5,924,115
Net interest spread			2.96%			2.87%
Net interest income and margin		$109,531	3.13		$89,100	3.21
Net interest income and margin - (tax equivalent)(3)		$111,007	3.17		$90,279	3.25
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes GNMA repurchase average balances of $59.7 million, $28.4 million for the six months ended June 30, 2021 and 2020, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the notes to our consolidated financial statements.
(3)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds and income from tax-exempt investments and tax credits were computed using a Federal income tax rate of 21%.

Rate/Volume Analysis
The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate changes has been determined by applying the change in rate between periods to average balances outstanding in the earlier period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. For purposes of the below table, changes attributable to both rate and volume that cannot be segregated, including the difference in day count, have been allocated to rate.

	Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,542	$(3,818)	$(276)
Construction/land/land development	(583)	(1,780)	(2,363)
Residential real estate	4,368	(2,527)	1,841
PPP	4,325	4,314	8,639
Commercial and industrial excl. PPP	(436)	(5,209)	(5,645)
Mortgage warehouse lines of credit	11,012	(1,576)	9,436
Consumer	(62)	(71)	(133)
Loans held for sale	273	(204)	69
Loans receivable	22,439	(10,871)	11,568
Investment securities-taxable	3,214	(2,243)	971
Investment securities-non-taxable	1,819	(706)	1,113
Non-marketable equity securities held in other financial institutions	98	(240)	(142)
Interest-bearing deposits in banks	(114)	(1,101)	(1,215)
Total interest-earning assets	27,456	(15,161)	12,295
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	4,245	(9,548)	(5,303)
Time deposits	(1,141)	(3,220)	(4,361)
FHLB advances & other borrowings	(506)	(111)	(617)
Subordinated debentures	2,159	(14)	2,145
Total interest-bearing liabilities	4,757	(12,893)	(8,136)
Net interest income	$22,699	$(2,268)	$20,431

Provision for Credit Losses
We recorded a provision for credit loss benefit of $4.2 million for the six months ended June 30, 2021, a $44.1 million decrease from a provision expense of 39.9 million for the six months ended June 30, 2020. The decrease in provision expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, reflects an improvement in forecasted economic conditions compared to worsening forecasted economic conditions at June 30, 2020. Net charge-offs were $5.7 million during the six months ended June 30, 2021, compared to net charge-offs of $7.6 million during the six months ended June 30, 2020. Our allowance for loan credit losses was 1.43% of total LHFI at June 30, 2021, compared to 1.33% at June 30, 2020. The allowance for loan credit losses as a percentage of nonperforming LHFI was 252.78% at June 30, 2021, compared to 234.53% at June 30, 2020.

Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
Noninterest income:	2021	2020	$ Change	% Change
Service charges and fees	$7,082	$6,310	$772	12.2%
Mortgage banking revenue	7,342	13,486	(6,144)	(45.6)
Insurance commission and fee income	6,821	6,796	25	0.4
Gains on sales of securities, net	1,673	54	1,619	N/M
Loss on sales and disposals of other assets, net	(80)	(933)	853	(91.4)
Limited partnership investment income (loss)	2,573	(420)	2,993	N/M
Swap fee income	372	2,203	(1,831)	(83.1)
Other fee income	1,394	1,073	321	29.9
Other income	2,392	2,651	(259)	(9.8)
Total noninterest income	$29,569	$31,220	$(1,651)	(5.3)
____________________________
N/M = Not meaningful.
Noninterest income for the six months ended June 30, 2021, decreased by $1.7 million, or 5.3%, to $29.6 million, compared to $31.2 million for the six months ended June 30, 2020. The decrease in noninterest income during the six months ended June 30, 2021, was largely driven by decreases of $6.1 million and $1.8 million in mortgage banking revenue and swap fee income, respectively. The decreases were offset by increases of $3.0 million, $1.6 million and $853,000 in limited partnership investment income, gains on sales of securities, net, and loss on sales and disposals of other assets, net, respectively.
Mortgage banking revenue. The $6.1 million decrease in mortgage banking revenue compared to the six months ended June 30, 2020, was primarily due to decreases of $12.0 million and $6.9 million in the mortgage held for sale and pipeline fair value adjustment, and MSR hedge impact, respectively. The decreases were partially offset by increases of $8.1 million and $5.1 million in changes due to market interest rates and gain on sale of loans held for sale. As mentioned in the quarterly results of operations above, we expected refinance activity to decrease in 2021 which could continue to reduce our mortgage banking revenue from the 2020 historically high levels.
Swap fee income. The $1.8 million decrease in swap fee income was due to higher volume of back-to-back swaps executed with commercial customers during the six months ended June 30, 2020 driven by the low market rate environment during that period.
Limited partnership investment income. The $3.0 million increase in the limited partnership investment income during the six months ended June 30, 2021, compared to the six months ended June 30, 2020 was primarily due to valuation increases as a result of investment performance in limited partnership funds.
Gains on sales of securities, net. The $1.6 million increase in gain on sales of securities, net, was the result of the movement out of positions in lower yielding securities. We used the funds generated from the sale of the securities to prepay relatively high-cost FHLB advances.
Loss on sales and disposals of other assets, net. The $853,000 decrease in loss on sales and disposals of other assets, net was primarily due to the decline in value and subsequent write down of two commercial real estate owned properties during the six months ended June 30, 2020. No similar transactions occurred during the six months ended June 30, 2021.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
Noninterest expense:	2021	2020	$ Change	% Change
Salaries and employee benefits	$44,679	$46,033	$(1,354)	(2.9)%
Occupancy and equipment, net	8,688	8,488	200	2.4
Data processing	4,486	4,078	408	10.0
Electronic banking	1,950	1,790	160	8.9
Communications	929	896	33	3.7
Advertising and marketing	1,428	1,321	107	8.1
Professional services	1,809	2,014	(205)	(10.2)
Regulatory assessments	1,714	1,381	333	24.1
Loan related expenses	3,859	2,651	1,208	45.6
Office and operations	2,952	2,785	167	6.0
Intangible asset amortization	456	586	(130)	(22.2)
Franchise tax expense	1,248	1,010	238	23.6
Other	3,070	1,284	1,786	139.1
Total noninterest expense	$77,268	$74,317	$2,951	4.0
Noninterest expense for the six months ended June 30, 2021, increased by $3.0 million, or 4.0%, to $77.3 million, compared to $74.3 million for the six months ended June 30, 2020. The increase was primarily due to increases of $1.8 million and $1.2 million in other noninterest expense and loan related expenses, partially offset by a $1.4 million decrease in salaries and employee benefits expenses.
Other noninterest expense. The increase in other noninterest expense was due to prepayment fees of $1.6 million incurred related to the early termination of long-term FHLB advances during the six months ended June 30, 2021. We terminated the advances early due to the relatively high cost of the funding and offset prepayment fees with gains on the sale of underperforming investment securities as referenced under "Gain on sales of securities, net" above.
Loan related expenses. The increase in loan related expenses was primarily driven by increases of $578,000 and $409,000 in the loan related legal fees and loan repossession expenses, respectively. We expect the current level of loan related legal fees to continue throughout the remainder of 2021.
Salaries and employee benefits. The $1.4 million decrease in salaries and employee benefits was primarily due to decreases of $736,000 in medical self-insurance cost and a $721,000 combined decrease in incentive compensation and bonuses, during the six months ended June 30, 2021. The incentive and bonus decrease is primarily due to $1.5 million in incentive compensation allocated to employees for their significant efforts in originating PPP loans during the six months ended June 30, 2020.
Income Tax Expense
For the six months ended June 30, 2021, we recognized income tax expense of $12.8 million, compared to $359,000 for the six months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021, was 19.4%, compared to 5.9% for the six months ended June 30, 2020. The increase in our effective tax rate for the six months ended June 30, 2021, was primarily due to the increase in our pre-tax income compared to six months ended June 30, 2020, which made the proportional effect on the tax-exempt items smaller on the effective income tax rate.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at June 30, 2021 and 2020, due to the effect of tax-exempt income from securities, low income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.

Comparison of Financial Condition at June 30, 2021, and December 31, 2020
General
Total assets decreased by $360.2 million, or 4.7%, to $7.27 billion at June 30, 2021, from $7.63 billion at December 31, 2020. The decrease was primarily attributable to a $328.5 million decrease in LHFI and a $66.8 million decrease in loans held for sale, offset by a $67.5 million increase in cash and cash equivalents for the comparable periods.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At June 30, 2021, 72.6% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit and commercial real estate loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2021		December 31, 2020
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (1)	$1,480,536	27.4%	$1,387,939	24.2%	$92,597	6.7%
Construction/land/land development	497,170	9.2	531,860	9.3	(34,690)	(6.5)
Residential real estate	966,301	17.9	885,120	15.5	81,181	9.2
Total real estate	2,944,007	54.5	2,804,919	49.0	139,088	5.0
PPP	369,910	6.9	546,519	9.5	(176,609)	(32.3)
Commercial and industrial	1,200,881	22.3	1,271,343	22.3	(70,462)	(5.5)
Mortgage warehouse lines of credit	865,255	16.0	1,084,001	18.9	(218,746)	(20.2)
Consumer	16,253	0.3	17,991	0.3	(1,738)	(9.7)
Total LHFI	$5,396,306	100.0%	$5,724,773	100.0%	$(328,467)	(5.7)%
___________________________
(1)Includes $5.4 million and $17.0 million of commercial real estate loans for which the fair value option was elected at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, total LHFI were $5.40 billion, a decrease of $328.5 million, or 5.7%, compared to $5.72 billion at December 31, 2020. The decrease primarily reflected declines of $218.7 million in mortgage warehouse lines of credit and $176.6 million in PPP loans. Despite the overall decrease in LHFI, commercial real estate and residential real estate loans, increased $92.6 million and $81.2 million, respectively. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio, however, we believe the volume within our mortgage warehouse lines of credit portfolio will continue to decline over the coming months.
Under the CARES Act, Congress allocated funds to the PPP, which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. These loans, totaling $369.9 million for the Company at June 30, 2021, have a maximum maturity of five years, bear a fixed rate of interest at one percent for the entire term, and we anticipate many of them will be forgiven by the SBA under the terms of the PPP before their respective maturity dates. As of June 30, 2021, approximately $390.6 million of Origin Bank originated PPP loans have been forgiven under this program.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2021. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	June 30, 2021
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$211,317	$940,516	$328,703	$1,480,536
Construction/land/land development	158,165	283,846	55,159	497,170
Residential real estate loans	169,641	382,352	414,308	966,301
Total real estate	539,123	1,606,714	798,170	2,944,007
Commercial and industrial loans	725,381	754,642	90,768	1,570,791
Mortgage warehouse lines of credit	865,255	—	—	865,255
Consumer loans	4,989	10,064	1,200	16,253
Total LHFI	$2,134,748	$2,371,420	$890,138	$5,396,306

Amounts with fixed rates	$452,413	$1,498,107	$282,659	$2,233,179
Amounts with variable rates	1,682,335	873,313	607,479	3,163,127
Total	$2,134,748	$2,371,420	$890,138	$5,396,306
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
Although we have seen an impact from the COVID-19 pandemic, the ultimate impact is still unknown. The ongoing economic uncertainty, possibility of additional governmental restrictions on economic activity due to a resurgence of the virus, inflationary and labor pressures as well as continued supply-chain disruptions has created conditions that could cause an increase in nonperforming loans in future periods.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI	June 30, 2021	December 31, 2020
Commercial real estate	$1,544	$3,704
Construction/land/land development	621	2,962
Residential real estate	10,571	6,530
Commercial and industrial	17,723	12,897
Consumer	43	56
Total nonperforming LHFI	30,502	26,149
Nonperforming loans held for sale	1,606	681
Total nonperforming loans	32,108	26,830
Other real estate owned
Commercial real estate	3,855	266
Residential real estate	180	1,318
Total other real estate owned	4,035	1,584
Other repossessed assets owned	688	343
Total repossessed assets owned	4,723	1,927
Total nonperforming assets	$36,831	$28,757
Troubled debt restructuring loans - nonaccrual	$4,701	$5,671
Troubled debt restructuring loans - accruing	2,917	3,314
Total LHFI	5,396,306	5,724,773
Ratio of nonperforming LHFI to total LHFI	0.57%	0.46%
Ratio of nonperforming assets to total assets	0.51	0.38
At June 30, 2021, total nonperforming LHFI increased by $4.4 million, or 16.6%, from December 31, 2020, but decreased $2.9 million when compared to March 31, 2021. The increase in nonperforming commercial and industrial loans at June 30, 2021, is primarily due to one loan for $7.0 million that was not considered nonperforming at December 31, 2020. The increase in nonperforming residential real estate loans is primarily due to two loans totaling $4.5 million that were not considered nonperforming at December 31, 2020. Please see Note 4 - Loans within our condensed notes to our consolidated financial statements for more information on nonperforming loans.
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
Information regarding the internal risk ratings of our loans at June 30, 2021, is included in Note 4 - Loans in the condensed notes to our consolidated financial statements included in Item 1 of this report.
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

The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at June 30, 2021. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

Our allowance for loan credit losses decreased by $9.6 million or 11.0%, to $77.1 million at June 30, 2021, from $86.7 million at December 31, 2020. The ratio of allowance for loan credit losses to total LHFI at June 30, 2021 and 2020, was 1.43% and 1.51%, respectively.
The following table presents an analysis of the allowance for loan credit losses and other related data at the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
Allowance for loan credit losses	2021	2020	2020
Balance at beginning of period	$86,670	$37,520	$37,520
Impact of adopting ASC 326	—	1,248	1,248
Provision for loan losses	(3,864)	39,274	59,028
Charge-offs:
Commercial real estate	130	3,668	4,924
Construction/land/land development	—	—	—
Residential real estate	58	49	692
Commercial and industrial	5,800	4,253	6,702
Mortgage warehouse lines of credit	—	—	—
Consumer	49	42	76
Total charge-offs	6,037	8,012	12,394
Recoveries:
Commercial real estate	6	6	19
Construction/land/land development	—	—	1
Residential real estate	17	169	202
Commercial and industrial	294	256	1,022
Mortgage warehouse lines of credit	—	—	—
Consumer	18	7	24
Total recoveries	335	438	1,268
Net charge-offs	5,702	7,574	11,126
Balance at end of period	$77,104	$70,468	$86,670
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	252.8%	234.53%	331.45%
LHFI	1.43	1.33	1.51
Net annualized charge-offs as a percentage of:
Provision for loan credit losses	(297.58)	38.78	18.85
Allowance for loan credit losses	14.91	21.61	12.84
Average LHFI	0.21	0.34	0.22
Securities
Our securities portfolio totaled $1.02 billion at June 30, 2021, representing a decrease of $31.6 million, or 3.0%, from $1.05 billion at December 31, 2020. The decrease was the result of the sales of lower-yielding securities, as well as decline in value of available for sale securities during the six months ended June 30, 2021, due to rising long-term interest rates. For additional information regarding our securities portfolio, please see Note 3 - Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.

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
The following table presents our deposit mix at the dates indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,861,016	30.9%	$1,607,564	28.0%	$253,452	15.8%
Interest-bearing demand	1,234,762	20.5	1,478,818	25.7	(244,056)	(16.5)
Money market	2,089,119	34.6	1,794,915	31.1	294,204	16.4
Time deposits	612,909	10.2	664,766	11.6	(51,857)	(7.8)
Savings	230,546	3.8	205,252	3.6	25,294	12.3
Total deposits	$6,028,352	100.0%	$5,751,315	100.0%	$277,037	4.8%

Increases of $294.2 million and $253.5 million, in money market and noninterest-bearing demand deposits, respectively, drove the increase in total deposits compared to December 31, 2020, partially offset by a $244.1 million decline in interest-bearing demand deposits. The increase was partially due to depositors moving into a statistically higher percentage of personal savings rates during the period.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$1,466,924	$1,415	0.19%	$988,575	$3,469	0.71%
Money market	1,952,697	2,956	0.31	1,385,806	6,163	0.89
Time deposits	643,887	2,758	0.86	766,757	7,119	1.87
Savings	225,005	77	0.07	164,855	119	0.15
Total interest-bearing	4,288,513	7,206	0.34	3,305,993	16,870	1.03
Noninterest-bearing demand	1,769,552			1,338,317
Total average deposits	$6,058,065	$7,206	0.24%	$4,644,310	$16,870	0.73%

Our average deposit balance was $6.06 billion for the six months ended June 30, 2021, an increase of $1.41 billion, or 30.4%, from $4.64 billion for the six months ended June 30, 2020. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2021, was 0.34%, compared to 1.03% for the six months ended June 30, 2020. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since June 30, 2020. The Federal Reserve lowered the federal funds target rate twice during March 2020, resulting in an aggregate 150 basis point decrease in the target rate, which was not fully absorbed by the markets until later in 2020, though the reduction occurred in March 2020. When the target rate reductions began, we took action to lower deposit rates on nonmaturity deposits. Our Louisiana market deposits also increased $351.7 million compared to June 30, 2020, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.
Average noninterest-bearing deposits at June 30, 2021, were $1.77 billion, compared to $1.34 billion at June 30, 2020, an increase of $431.2 million, or 32.2%, and represented 29.2% and 28.8% of average total deposits for the six months ended June 30, 2021 and 2020, respectively.

Borrowings
Short-term FHLB advances decreased $650.0 million at June 30, 2021 compared to December 31, 2020, while long-term FHLB advances declined $13.6 million compared to December 31, 2020. The decrease in short-term FHLB advances from December 31, 2020, was primarily driven by PPP forgiveness payments, increases in non-brokered deposits and declines in warehouse loan balances during the six months ended June 30, 2021, driving an increase in overall liquidity and reducing the reliance on borrowings. Additionally, using funds generated from the sale of investment securities we prepaid $13.1 million in long-term FHLB advances and incurred related prepayment fees of $1.6 million during the first quarter of 2021.
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2021:

(Dollars in thousands)	Balance	Weighted Average Rate
Three to five years	$508	4.21%
After five years	256,616	1.70
Total	$257,124	1.70%
At June 30, 2021, we were eligible to borrow an additional $872.1 million from the FHLB.
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

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Available cash balances at the holding company (unconsolidated)	$42,354	$42,908
Cash and liquid securities as a percentage of total assets	15.8%	13.6%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2021, or December 31, 2020. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at June 30, 2021.
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

The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

	Payments Due by Period
(Dollars in thousands) June 30, 2021	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances	$—	$—	$508	$256,616	$257,124
Time deposits	467,050	136,730	9,129	—	612,909
Subordinated debentures	—	—	—	160,826	160,826
Operating lease obligations	4,678	8,126	4,523	11,113	28,440
Overnight repurchase agreements with depositors	3,859	—	—	—	3,859
Limited partnership investments(1)	2,945	—	—	—	2,945
Low income housing tax credits	2,343	249	308	406	3,306
Total contractual obligations	$480,875	$145,105	$14,468	$428,961	$1,069,409
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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	June 30, 2021
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$695,464	$469,447	$212,740	$41,596	$1,419,247
Standby letters of credit	41,346	9,680	—	—	51,026
Total off-balance sheet commitments	$736,810	$479,127	$212,740	$41,596	$1,470,273
____________________________
(1)Includes $562.2 million of unconditionally cancellable commitments at June 30, 2021.
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2021	$647,150
Net income	53,246
Other comprehensive income, net of tax	(6,735)
Dividends declared - common stock ($0.23 per share)	(5,402)
Other	(24)
Balance at June 30, 2021	$688,235
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
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. Prior to 2021, the Company had cumulatively repurchased an aggregate 330,868 common stock shares for a total purchase price of $10.8 million under the stock buyback program. As of June 30, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision" included in our 2020 Form 10-K, filed with the SEC for further information. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2021, and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as well capitalized, an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	June 30, 2021		December 31, 2020
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$650,220	11.03%	$604,306	9.95%
Tier 1 capital (to risk-weighted assets)	659,612	11.19	613,682	10.11
Total capital (to risk-weighted assets)	875,679	14.85	837,058	13.79
Tier 1 capital (to average assets)	659,612	8.87	613,682	8.62

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$678,907	11.55%	$637,863	10.53%
Tier 1 capital (to risk-weighted assets)	678,907	11.55	637,863	10.53
Total capital (to risk-weighted assets)	816,362	13.89	782,503	12.92
Tier 1 capital (to average assets)	678,907	9.15	637,863	8.99

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	June 30, 2021
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	20.3%	3.2%
+300	14.4	1.8
+200	9.4	1.7
+100	4.3	1.1
Base
-100	(9.3)	(5.9)
-200	(16.1)	(2.2)
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
The following table shows the Company's monthly stock repurchases during the quarter ended June 30, 2021.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2021 - April 30, 2021	—	$—	—	$27,962
May 1, 2021 - May 31, 2021	—	—	—	27,962
June 1, 2021 - June 30, 2021	—	—	—	27,962
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

10.1	Origin Bancorp, Inc. 2021 Employee Stock Purchases Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 30, 2021 (File No. 001-38487).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

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
Origin Bancorp, Inc.

Date:	August 4, 2021	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 4, 2021	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer