Form 10-Q
period 2021-09-30
Origin Bancorp, Inc.
filed 2021-11-04
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,496,058 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 29, 2021.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2021

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•business and economic conditions generally and in the financial services industry, nationally and within our local market areas, including the impact of supply-chain disruptions;
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
•deterioration of our asset quality;
•risks associated with widespread inflation or deflation;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and due from banks	$124,515	$60,544
Interest-bearing deposits in banks	227,450	316,670
Total cash and cash equivalents	351,965	377,214
Securities:
Available for sale	1,486,543	1,004,674
Held to maturity, net allowance for credit losses of $60 and $66 at September 30, 2021, and December 31, 2020, respectively (fair value of $40,415 and $41,205 at September 30, 2021, and December 31, 2020, respectively)	37,702	38,128
Securities carried at fair value through income	10,876	11,554
Total securities	1,535,121	1,054,356
Non-marketable equity securities held in other financial institutions	45,144	62,586
Loans held for sale ($63,001 and $136,026 at fair value at September 30, 2021, and December 31, 2020, respectively)	109,956	191,512
Loans, net of allowance for credit losses of $69,947 and $86,670 at September 30, 2021, and December 31, 2020, respectively ($0 and $17,011 at fair value at September 30, 2021, and December 31, 2020, respectively)	5,117,341	5,638,103
Premises and equipment, net	80,740	81,763
Mortgage servicing rights	16,000	13,660
Cash surrender value of bank-owned life insurance	38,162	37,553
Goodwill and other intangible assets, net	29,830	30,480
Accrued interest receivable and other assets	146,219	141,041
Total assets	$7,470,478	$7,628,268
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$1,980,107	$1,607,564
Interest-bearing deposits	3,600,654	3,478,985
Time deposits	578,007	664,766
Total deposits	6,158,768	5,751,315
Federal Home Loan Bank ("FHLB") advances and other borrowings	309,152	984,608
Subordinated debentures, net	157,357	157,181
Accrued expenses and other liabilities	139,534	88,014
Total liabilities	6,764,811	6,981,118
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,496,058 and 23,506,312 shares issued at September 30, 2021, and December 31, 2020, respectively)	117,480	117,532
Additional paid‑in capital	237,928	237,341
Retained earnings	338,387	266,628
Accumulated other comprehensive income	11,872	25,649
Total stockholders' equity	705,667	647,150
Total liabilities and stockholders' equity	$7,470,478	$7,628,268
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$53,182	$54,150	$165,521	$154,921
Investment securities-taxable	3,449	2,704	9,864	8,148
Investment securities-nontaxable	1,582	1,571	4,844	3,720
Interest and dividend income on assets held in other financial institutions	538	375	1,297	2,491
Total interest and dividend income	58,751	58,800	181,526	169,280
Interest expense
Interest-bearing deposits	3,255	5,698	10,461	22,568
FHLB advances and other borrowings	1,118	1,564	3,493	4,556
Subordinated debentures	1,837	921	5,500	2,439
Total interest expense	6,210	8,183	19,454	29,563
Net interest income	52,541	50,617	162,072	139,717
Provision for credit losses	(3,921)	13,633	(8,118)	53,567
Net interest income after provision for credit losses	56,462	36,984	170,190	86,150
Noninterest income
Service charges and fees	3,973	3,268	11,055	9,578
Mortgage banking revenue	2,728	9,523	10,070	23,009
Insurance commission and fee income	3,451	3,218	10,272	10,014
Gain on sales of securities, net	—	301	1,673	355
Loss on sales and disposals of other assets, net	(8)	(247)	(88)	(1,180)
Limited partnership investment income (loss)	3,078	130	5,651	(290)
Swap fee income	727	110	1,099	2,313
Change in fair value of equity investments	19	—	19	—
Other fee income	783	576	2,177	1,649
Other income	1,172	1,172	3,564	3,823
Total noninterest income	15,923	18,051	45,492	49,271
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Noninterest expense
Salaries and employee benefits	23,629	22,597	68,308	68,630
Occupancy and equipment, net	4,353	4,263	13,041	12,751
Data processing	2,329	2,065	6,815	6,143
Electronic banking	997	954	2,947	2,744
Communications	359	422	1,288	1,318
Advertising and marketing	863	1,281	2,291	2,602
Professional services	912	785	2,721	2,799
Regulatory assessments	664	1,310	2,378	2,691
Loan-related expenses	1,949	1,809	5,808	4,460
Office and operations	1,598	1,367	4,550	4,152
Intangible asset amortization	194	237	650	823
Franchise tax expense	598	511	1,846	1,521
Other expenses	720	1,133	3,790	2,417
Total noninterest expense	39,165	38,734	116,433	113,051
Income before income tax expense	33,220	16,301	99,249	22,370
Income tax expense	6,242	3,206	19,025	3,565
Net income	$26,978	$13,095	$80,224	$18,805
Basic earnings per common share	$1.15	$0.56	$3.43	$0.81
Diluted earnings per common share	1.14	0.56	3.40	0.80

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$26,978	$13,095	$80,224	$18,805
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(8,990)	1,659	(16,211)	20,574
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(8)	(8)
Reclassification adjustment for net gain included in net income	—	(301)	(1,673)	(355)
Change in the net unrealized (loss) gain on investment securities, before tax	(8,993)	1,355	(17,892)	20,211
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(1,888)	12	(3,757)	3,971
Change in the net unrealized gain on investment securities, net of tax	(7,105)	1,343	(14,135)	16,240
Cash flow hedges:
Net unrealized gain (loss) arising during the period	26	7	301	(812)
Reclassification adjustment for loss included in net income	(53)	(46)	(152)	(85)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	79	53	453	(727)
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	16	11	95	(152)
Change in net unrealized position on cash flow hedges, net of tax	63	42	358	(575)
Other comprehensive (loss) income, net of tax	(7,042)	1,385	(13,777)	15,665
Comprehensive income	$19,936	$14,480	$66,447	$34,470

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	25,513	—	25,513
Other comprehensive income, net of tax	—	—	—	—	(13,464)	(13,464)
Recognition of stock compensation, net	20,140	100	661	—	—	761
Dividends declared - common stock ($0.10 per share)	—	—	—	(2,349)	—	(2,349)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at March 31, 2021	23,488,884	117,444	236,934	289,792	12,185	656,355
Net income	—	—	—	27,733	—	27,733
Other comprehensive income, net of tax	—	—	—	—	6,729	6,729
Recognition of stock compensation, net	13,331	67	404	—	—	471
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,053)	—	(3,053)
Balance at June 30, 2021	23,502,215	$117,511	$237,338	$314,472	$18,914	$688,235
Net income	—	—	—	26,978	—	26,978
Other comprehensive income, net of tax	—	—	—	—	(7,042)	(7,042)
Recognition of stock compensation, net	(6,157)	(31)	590	—	—	559
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,063)	—	(3,063)
Balance at September 30, 2021	23,496,058	$117,480	$237,928	$338,387	$11,872	$705,667

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

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2021	2020
Net income	$80,224	$18,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(8,118)	53,567
Depreciation and amortization	5,123	5,177
Net amortization on securities	5,376	2,926
Amortization of investments in tax credit funds	1,345	1,077
Net realized gain on securities sold	(1,673)	(355)
Deferred income tax expense (benefit)	4,760	(10,302)
Stock-based compensation expense	1,644	1,659
Originations of mortgage loans held for sale	(386,298)	(500,353)
Proceeds from mortgage loans held for sale	448,747	447,267
Gain on mortgage loans held for sale, including origination of servicing rights	(10,014)	(12,883)
Mortgage servicing rights valuation adjustment	1,942	10,680
Net loss on disposals of premises and equipment	7	68
Increase in the cash surrender value of life insurance	(609)	(696)
Gain on equity securities without a readily determinable fair value	(19)	—
Net losses on sales and write-downs of other real estate owned	81	1,031
Other operating activities, net	2,155	(9,584)
Net cash provided by operating activities	144,673	8,084
Cash flows from investing activities:
Purchases of securities available for sale	(599,586)	(408,558)
Maturities, pay downs and calls of securities available for sale	105,163	101,065
Proceeds from sales of securities available for sale	43,053	35,208
Purchase of securities held to maturity	—	(10,000)
Maturities, pay downs and calls of securities held to maturity	424	275
Pay downs of securities carried at fair value	265	250
Net sales of non-marketable equity securities held in other financial institutions	17,600	2,093
Originations of mortgage warehouse loans	(12,825,009)	(8,624,764)
Proceeds from pay-offs of mortgage warehouse loans	13,195,671	7,881,922
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	164,203	(735,728)
Return of capital on limited partnership investments	—	743
Capital calls on limited partnership investments	(225)	(525)
Purchase of low-income housing tax credit investments	(383)	—
Purchases of premises and equipment	(3,475)	(3,219)
Proceeds from sales of premises and equipment	18	—
Proceeds from sales of other real estate owned	1,396	3,483
Net cash provided by (used in) investing activities	99,115	(1,757,755)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from financing activities:	2021	2020
Net increase in deposits	$407,453	$1,707,313
Repayments on long-term FHLB advances	(13,654)	(1,298)
Proceeds from Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF")	—	319,257
Repayments on PPPLF	—	(319,257)
Proceeds from short-term FHLB advances	5,726,000	816,000
Repayments on short-term FHLB advances	(6,376,000)	(896,000)
Issuance of subordinated debentures, net	—	68,847
Net decrease in securities sold under agreements to repurchase	(3,272)	(7,820)
Dividends paid	(8,454)	(6,503)
Cash received from exercise of stock options	146	248
Common stock repurchased	(1,256)	(723)
Net cash (used in) provided by financing activities	(269,037)	1,680,064
Net decrease in cash and cash equivalents	(25,249)	(69,607)
Cash and cash equivalents at beginning of period	377,214	291,518
Cash and cash equivalents at end of period	$351,965	$221,911

Interest paid	$20,016	$30,028
Income taxes paid	21,214	24,974
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	53,600	8,917
Real estate acquired in settlement of loans	3,889	588
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly-owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 44 banking centers located in Dallas/Fort Worth and Houston, Texas, North Louisiana and in Mississippi. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC, doing business as Thomas & Farr Agency, and Reeves, Coon and Funderburg. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
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
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the Accounting Standards Codification in order to agree the Codification to the new SEC releases 33-10786 and 33-10835 (the "Releases"). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance, however, the SEC release on which the ASU is based is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, while certain disclosures related to Guide 3 are effective January 1, 2023. Implementation of this ASU is not expected to materially impact financial statement disclosures.

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

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020
Net income	$26,978	$13,095	$80,224	$18,805
Denominator:
Weighted average common shares outstanding	23,429,705	23,374,496	23,413,794	23,358,672
Dilutive effect of stock-based awards	183,305	126,100	192,803	140,166
Weighted average diluted common shares outstanding	23,613,010	23,500,596	23,606,597	23,498,838

Basic earnings per common share	$1.15	$0.56	$3.43	$0.81
Diluted earnings per common share	1.14	0.56	3.40	0.80

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$397,635	$13,551	$(2,453)	$408,733	$—	$408,733
Corporate bonds	76,260	2,708	(141)	78,827	—	78,827
U.S. government and agency securities	99,101	15	(615)	98,501	—	98,501
Commercial mortgage-backed securities	39,931	222	(715)	39,438	—	39,438
Residential mortgage-backed securities	553,202	5,090	(2,941)	555,351	—	555,351
Commercial collateralized mortgage obligations	10,596	—	(159)	10,437	—	10,437
Residential collateralized mortgage obligations	211,293	825	(1,687)	210,431	—	210,431
Asset-backed securities	83,330	1,495	—	84,825	—	84,825
Total	$1,471,348	$23,906	$(8,711)	$1,486,543	$—	$1,486,543
Held to maturity:
State and municipal securities	$37,762	$2,653	$—	$40,415	$(60)	$37,702
Securities carried at fair value through income:
State and municipal securities(1)	$10,353	$—	$—	$10,876	$—	$10,876

December 31, 2020
Available for sale:
State and municipal securities	$420,559	$21,884	$(258)	$442,185	$—	$442,185
Corporate bonds	64,313	1,762	(137)	65,938	—	65,938
U.S. government and agency securities	851	3	(5)	849	—	849
Commercial mortgage-backed securities	10,814	266	—	11,080	—	11,080
Residential mortgage-backed securities	207,742	7,441	(232)	214,951	—	214,951
Residential collateralized mortgage obligations	193,865	1,739	(261)	195,343	—	195,343
Asset-backed securities	73,451	877	—	74,328	—	74,328
Total	$971,595	$33,972	$(893)	$1,004,674	$—	$1,004,674
Held to maturity:
State and municipal securities	$38,194	$3,011	$—	$41,205	$(66)	$38,128
Securities carried at fair value through income:
State and municipal securities(1)	$10,618	$—	$—	$11,554	$—	$11,554
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at September 30, 2021, and December 31, 2020, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$116,139	$(2,108)	$9,983	$(345)	$126,122	$(2,453)
Corporate bonds	11,907	(93)	2,952	(48)	14,859	(141)
U.S. government and agency securities	52,655	(613)	464	(2)	53,119	(615)
Commercial mortgage-backed securities	36,978	(715)	—	—	36,978	(715)
Residential mortgage-backed securities	372,308	(2,902)	1,815	(39)	374,123	(2,941)
Commercial collateralized mortgage obligations	10,437	(159)	—	—	10,437	(159)
Residential collateralized mortgage obligations	125,886	(1,358)	20,323	(329)	146,209	(1,687)
Total	$726,310	$(7,948)	$35,537	$(763)	$761,847	$(8,711)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2020
Available for sale:
State and municipal securities	$21,979	$(258)	$—	$—	$21,979	$(258)
Corporate bonds	30,513	(137)	—	—	30,513	(137)
U.S. government and agency securities	—	—	568	(5)	568	(5)
Residential mortgage-backed securities	23,178	(232)	—	—	23,178	(232)
Residential collateralized mortgage obligations	43,911	(261)	—	—	43,911	(261)
Total	$119,581	$(888)	$568	$(5)	$120,149	$(893)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or non credit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2021, management believes that the unrealized losses detailed in the previous table are due to non credit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:
Balance at January 1, 2021	$66
Credit loss recovery	(6)
Balance at September 30, 2021	$60
Balance at January 1, 2020	$—
Impact of adopting ASC 326	96
Credit loss expense	48
Balance at September 30, 2020	$144
Accrued interest of $6.0 million and $4.4 million was not included in the calculation of the allowance at September 30, 2021, or September 30, 2020, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at September 30, 2021, or December 31, 2020.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Proceeds from sales/calls	$43,053	$35,208
Gross realized gains	1,705	434
Gross realized losses	(32)	(79)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2021, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,574	$12,579	$3,553	$3,573
Due after one year through five years	—	—	116,012	120,144
Due after five years through ten years	25,188	27,836	155,246	158,315
Due after ten years	—	—	298,185	304,029
Commercial mortgage-backed securities	—	—	39,931	39,438
Residential mortgage-backed securities	—	—	553,202	555,351
Commercial collateralized mortgage obligations	—	—	10,596	10,437
Residential collateralized mortgage obligations	—	—	211,293	210,431
Asset-backed securities	—	—	83,330	84,825
Total	$37,762	$40,415	$1,471,348	$1,486,543
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Carrying value of securities pledged to secure public deposits	$244,534	$289,537
Carrying value of securities pledged to repurchase agreements	11,669	10,982

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Loans held for sale	$109,956	$191,512
LHFI:
Loans secured by real estate:
Commercial real estate	$1,590,519	$1,370,928
Construction/land/land development	518,920	531,860
Residential real estate	913,411	885,120
Total real estate	3,022,850	2,787,908
Commercial and industrial(1)	1,435,203	1,817,862
Mortgage warehouse lines of credit	713,339	1,084,001
Consumer	15,896	17,991
Total loans accounted for at amortized cost	5,187,288	5,707,762
Loans accounted for at fair value	—	17,011
Total LHFI(2)	5,187,288	5,724,773
Less: Allowance for loan losses	69,947	86,670
LHFI, net	$5,117,341	$5,638,103
____________________________
(1)Includes $217.0 million and $546.5 million of PPP loans at September 30, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees of $11.7 million and $13.7 million at September 30, 2021, and December 31, 2020, respectively.
Included in loans held for investment ("LHFI") were zero and $17.0 million of commercial real estate loans for which the fair value option was elected at September 30, 2021 and December 31, 2020, respectively. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
The Company has been a participating lender in the Paycheck Protection Program ("PPP"). At September 30, 2021, there were approximately $217.0 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio, including $6.3 million in net deferred loan fees. PPP loans have a maximum maturity of five years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the Small Business Administration ("SBA") if the borrower uses the proceeds to pay specified expenses. The Company believes that the majority of its PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, and as of September 30, 2021, forgiveness has been granted on $558.7 million of PPP loans.
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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of nonaccrual commercial loans over $100,000 with direct exposure, unsecured loans over 90 days past due, commercial loans classified substandard or worse over $100,000 with direct exposure, troubled debt restructurings ("TDRs"), consumer loans greater than $100,000 with a FICO score under 625, loans greater than $100,000 in which the borrower has filed bankruptcy, and all loans 180 days or more past due. Loans under $50,000 will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
•for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2021, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$362,257	$398,932	$295,133	$253,886	$123,844	$95,542	$21,561	$1,551,155
Special mention	4,321	—	—	8,474	17,324	—	—	30,119
Classified	2,067	950	915	2,527	302	2,321	163	9,245
Total commercial real estate loans	$368,645	$399,882	$296,048	$264,887	$141,470	$97,863	$21,724	$1,590,519
Current period gross charge-offs	$—	$—	$—	$80	$24	$26	$—	$130
Current period gross recoveries	—	—	—	—	—	10	—	10
Current period net charge-offs (recoveries)	$—	$—	$—	$80	$24	$16	$—	$120

Construction/land/land development:
Pass	$191,832	$118,126	$102,047	$53,742	$5,669	$756	$24,832	$497,004
Special mention	—	—	6,817	436	1,776	—	—	9,029
Classified	690	304	187	187	38	54	11,427	12,887
Total construction/land/land development loans	$192,522	$118,430	$109,051	$54,365	$7,483	$810	$36,259	$518,920
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$233,927	$304,579	$108,650	$74,732	$47,271	$74,351	$54,086	$897,596
Special mention	—	177	147	—	482	285	—	1,091
Classified	476	170	2,298	2,964	1,949	6,602	265	14,724
Total residential real estate loans	$234,403	$304,926	$111,095	$77,696	$49,702	$81,238	$54,351	$913,411
Current period gross charge-offs	$—	$—	$58	$—	$—	$—	$—	$58
Current period gross recoveries	—	21	—	—	25	35	—	81
Current period net charge-offs (recoveries)	$—	$(21)	$58	$—	$(25)	$(35)	$—	$(23)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in thousands)
Commercial and industrial:
Pass	$430,671	$226,901	$117,343	$75,605	$16,970	$26,823	$491,920	$1,386,233
Special mention	775	2,180	1,743	2,131	—	—	3,501	10,330
Classified	14,177	397	2,179	4,025	4,324	3,761	9,777	38,640
Total commercial and industrial loans	$445,623	$229,478	$121,265	$81,761	$21,294	$30,584	$505,198	$1,435,203
Current period gross charge-offs	$9	$1,172	$54	$—	$467	$5,449	$1,679	$8,830
Current period gross recoveries	—	6	42	3	87	185	29	352
Current period net charge-offs (recoveries)	$9	$1,166	$12	$(3)	$380	$5,264	$1,650	$8,478

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$713,339	$713,339
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$5,084	$2,806	$1,735	$673	$76	$80	$5,401	$15,855
Classified	8	21	3	—	—	2	7	41
Total consumer loans	$5,092	$2,827	$1,738	$673	$76	$82	$5,408	$15,896
Current period gross charge-offs	$—	$—	$25	$2	$—	$9	$18	$54
Current period gross recoveries	—	—	9	7	1	15	4	36
Current period net charge-offs (recoveries)	$—	$—	$16	$(5)	$(1)	$(6)	$14	$18
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
(1) Excludes $17.0 million of commercial real estate loans at fair value at December 31, 2020, which are not included in the loss estimation methodology due to the fair value option election.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$—	$237	$237	$1,590,282	$1,590,519	$—
Construction/land/land development	167	52	—	219	518,701	518,920	—
Residential real estate	340	85	7,917	8,342	905,069	913,411	—
Total real estate	507	137	8,154	8,798	3,014,052	3,022,850	—
Commercial and industrial	850	2,498	13,648	16,996	1,418,207	1,435,203	—
Mortgage warehouse lines of credit	—	—	—	—	713,339	713,339	—
Consumer	137	23	—	160	15,736	15,896	—
Total LHFI	$1,494	$2,658	$21,802	$25,954	$5,161,334	$5,187,288	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$1,072	$—	$3,172	$4,244	$1,383,695	$1,387,939	$—
Construction/land/land development	369	1	2,328	2,698	529,162	531,860	—
Residential real estate	3,774	134	364	4,272	880,848	885,120	—
Total real estate	5,215	135	5,864	11,214	2,793,705	2,804,919	—
Commercial and industrial	703	1,097	12,625	14,425	1,803,437	1,817,862	—
Mortgage warehouse lines of credit	—	—	—	—	1,084,001	1,084,001	—
Consumer	113	9	2	124	17,867	17,991	—
Total LHFI	$6,031	$1,241	$18,491	$25,763	$5,699,010	$5,724,773	$—
____________________________
(1)Includes $17.0 million of commercial real estate loans at fair value.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $16.3 million and $19.3 million was not included in the book value for the purposes of calculating the allowance at September 30, 2021, and September 30, 2020, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$16,282	$—	$4	$(367)	$15,919
Construction/land/land development	5,602	—	—	(593)	5,009
Residential real estate	9,059	—	64	(3,004)	6,119
Commercial and industrial	45,049	3,030	58	(216)	41,861
Mortgage warehouse lines of credit	560	—	—	(90)	470
Consumer	552	5	18	4	569
Total	$77,104	$3,035	$144	$(4,266)	$69,947
____________________________
(1)The $3.9 million net benefit for credit losses on the consolidated statements of income includes a $4.3 million net loan loss benefit, a $356,000 provision for off-balance sheet commitments and a $11,000 provision benefit for held to maturity securities credit losses for the three months ended September 30, 2021.

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
____________________________
(1)The $13.6 million provision for credit losses on the consolidated statements of income includes a $13.0 million net loan loss provision, a $663,000 provision for off-balance sheet commitments and no provision for held to maturity securities credit losses for the three months ended September 30, 2020.

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance
Loans secured by real estate:
Commercial real estate	$15,430	$130	$10	$609	$15,919
Construction/land/land development	8,191	—	—	(3,182)	5,009
Residential real estate	9,418	58	81	(3,322)	6,119
Commercial and industrial	51,857	8,830	352	(1,518)	41,861
Mortgage warehouse lines of credit	856	—	—	(386)	470
Consumer	918	54	36	(331)	569
Total	$86,670	$9,072	$479	$(8,130)	$69,947

(1)The $8.1 million net benefit for credit losses on the consolidated statements of income includes a $8.1 million net loan loss benefit, a $19,000 provision for off-balance sheet commitments and a $6,000 provision benefit for held to maturity securities credit losses for the nine months ended September 30, 2021.

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

(1)The $53.6 million provision for credit losses on the consolidated statements of income includes a $52.2 million net loan loss provision, a $1.3 million provision for off-balance sheet commitments and a $48,000 provision for held to maturity securities credit losses for the nine months ended September 30, 2020.

The decrease in provision expense compared to the quarter and nine months ended September 30, 2020, was primarily due to improvement in forecasted economic conditions during the quarter and nine months ended September 30, 2021, as compared to deteriorating economic conditions during the quarter and nine months ended September 30, 2020. The Company's credit quality profile in relation to the allowance for loan credit losses drove a decline of $21.7 million in the collectively evaluated portion of the reserve during the nine months ended September 30, 2021, of which a $16.7 million decrease was related to qualitative factor changes across the Company's risk pools for the nine months ended September 30, 2021. These declines were partially offset by an increase in certain specific loan reserves, at September 30, 2021.
The provision for loan credit losses for the nine months ended September 30, 2020, was driven by uncertainty related to the economic impact and duration of the COVID-19 pandemic. Based upon the requirement of CECL, economic forecasts are essential for estimating the life of loan losses. The increased risk, as reflected in current and forecast adjustments, resulted in approximately $29.2 million in provision expense across the Company’s risk pools for the nine months ended September 30, 2020. An additional $5.9 million in provision expense was due to the current and forecast effects of individually evaluated loans. The provision for commercial and industrial loans included approximately $16.4 million related to current and forecasted factors as well as approximately $5.8 million related to individually evaluated loans. There were two significant charge-offs in commercial and industrial loans during the nine months ended September 30, 2020 totaling $2.5 million, as well as two significant charge-offs in commercial real estate loans totaling $3.4 million during the same period.
The following tables show the recorded investment in loans by loss estimation methodology, excluding loans for which the fair value option was elected at December 31, 2020. There were no LHFI for which the fair value option was elected at September 30, 2021.

	September 30, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$1,588,069	$237	$2,213	$1,590,519
Construction/land/land development	518,326	287	307	518,920
Residential real estate	904,482	8,335	594	913,411
Commercial and industrial	1,420,616	8,552	6,035	1,435,203
Mortgage warehouse lines of credit	713,339	—	—	713,339
Consumer	15,895	1	—	15,896
Total	$5,160,727	$17,412	$9,149	$5,187,288

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,365,284	$3,173	$2,471	$1,370,928
Construction/land/land development	528,894	2,621	345	531,860
Residential real estate	879,015	2,009	4,096	885,120
Commercial and industrial	1,804,049	3,152	10,661	1,817,862
Mortgage warehouse lines of credit	1,084,001	—	—	1,084,001
Consumer	17,991	—	—	17,991
Total	$5,679,234	$10,955	$17,573	$5,707,762
____________________________
(1)Excludes $17.0 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.
The following tables show the allowance for loan credit losses by loss estimation methodology at September 30, 2021, and December 31, 2020.

	September 30, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$15,907	$—	$12	$15,919
Construction/land/land development	5,001	—	8	5,009
Residential real estate	6,103	16	—	6,119
Commercial and industrial	28,681	7,700	5,480	41,861
Mortgage warehouse lines of credit	470	—	—	470
Consumer	568	1	—	569
Total	$56,730	$7,717	$5,500	$69,947

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,896	$525	$9	$15,430
Construction/land/land development	8,062	128	1	8,191
Residential real estate	8,983	—	435	9,418
Commercial and industrial	44,714	1,707	5,436	51,857
Mortgage warehouse lines of credit	856	—	—	856
Consumer	918	—	—	918
Total	$78,429	$2,360	$5,881	$86,670
Note that the Company is not using the collateral maintenance agreement practical expedient. The fair value of equipment collateral that secures commercial and industrial loans is estimated by third-party valuation experts.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial real estate	$641	$1,053	$672	$3,704
Construction/land/land development	342	1,319	592	2,962
Residential real estate	7,883	2,436	9,377	6,530
Total real estate	8,866	4,808	10,641	13,196
Commercial and industrial	62	82	13,873	12,897
Consumer	—	—	41	56
Total nonaccrual loans	$8,928	$4,890	$24,555	$26,149
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At September 30, 2021, the Company had no funding commitments for which the terms have been modified in TDRs.
For the nine months ended September 30, 2021 and 2020, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $1.4 million and $1.1 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the nine months ended September 30, 2021 and 2020.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as for certain commercial real estate loans at December 31, 2020, in accordance with U.S. GAAP. The Company had $2.1 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at September 30, 2021, compared to $681,000 at December 31, 2020. There were no LHFI that were recorded using the fair value option election at September 30, 2021, and there were no nonaccrual LHFI that were recorded using the fair value option election at December 31, 2020.
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
TDRs
Nonaccrual TDRs	$4,559	$5,671
Performing TDRs	2,845	3,314
Total	$7,404	$8,985

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The tables below summarize loans classified as TDR's by loan and concession type during the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30, 2021
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	1	$31	$27	$—	$—	$27
Commercial and industrial	1	100	100	—	—	100
Total	2	$131	$127	$—	$—	$127

	Three Months Ended September 30, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,695	$—	$—	$1,695
Residential real estate	2	253	69	182	—	251
Total real estate	4	1,949	1,764	182	—	1,946
Commercial and industrial	2	80	80	—	—	80
Consumer	1	2	—	—	2	2
Total	7	$2,031	$1,844	$182	$2	$2,028

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	1	$31	$27	$—	$—	$27
Commercial and industrial	1	100	100	—	—	100
Total	2	$131	$127	$—	$—	$127

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,695	$—	$—	$1,695
Residential real estate	2	253	69	182	—	251
Total real estate	4	1,949	1,764	182	—	1,946
Commercial and industrial	4	208	198	—	—	198
Consumer	1	2	—	—	2	2
Total	9	$2,159	$1,962	$182	$2	$2,146

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
During the nine months ended September 30, 2021, no loan defaulted after having been modified as a TDR within the previous 12 months. During the nine months ended September 30, 2020, two loans with an outstanding principal balance of $45,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the nine months ended September 30, 2021 or 2020, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2021, and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2021 or 2020.

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$366,634	$42,099	$408,733
Corporate bonds	—	78,827	—	78,827
U.S. treasury securities	93,047	—	—	93,047
U.S. government agency securities	—	5,454	—	5,454
Commercial mortgage-backed securities	—	39,438	—	39,438
Residential mortgage-backed securities	—	555,351	—	555,351
Commercial collateralized mortgage obligations	—	10,437	—	10,437
Residential collateralized mortgage obligations	—	210,431	—	210,431
Asset-backed securities	—	84,825	—	84,825
Securities available for sale	93,047	1,351,397	42,099	1,486,543
Securities carried at fair value through income	—	—	10,876	10,876
Loans held for sale	—	63,001	—	63,001
Mortgage servicing rights	—	—	16,000	16,000
Other assets - derivatives	—	14,881	—	14,881
Total recurring fair value measurements - assets	$93,047	$1,429,279	$68,975	$1,591,301

Other liabilities - derivatives	$—	$(14,679)	$—	$(14,679)
Total recurring fair value measurements - liabilities	$—	$(14,679)	$—	$(14,679)

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$398,120	$44,065	$442,185
Corporate bonds	—	65,938	—	65,938
U.S. government agency securities	—	849	—	849
Commercial mortgage-backed securities	—	11,080	—	11,080
Residential mortgage-backed securities	—	214,951	—	214,951
Residential collateralized mortgage obligations	—	195,343	—	195,343
Asset-backed securities	—	74,328	—	74,328
Securities available for sale	—	960,609	44,065	1,004,674
Securities carried at fair value through income	—	—	11,554	11,554
Loans held for sale	—	136,026	—	136,026
Loans at fair value	—	—	17,011	17,011
Mortgage servicing rights	—	—	13,660	13,660
Other assets - derivatives	—	23,694	—	23,694
Total recurring fair value measurements - assets	$—	$1,120,329	$86,290	$1,206,619

Other liabilities - derivatives	$—	$(23,020)	$—	$(23,020)
Total recurring fair value measurements - liabilities	$—	$(23,020)	$—	$(23,020)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021 and 2020, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(1,942)	—	—
Other noninterest income	(251)	—	—	(413)
Loss recognized in AOCI	—	—	(746)	—
Purchases, issuances, sales and settlements:
Originations	—	4,282	—	—
Purchases	—	—	1,000	—
Sales	—	—	—	—
Settlements	(16,760)	—	(2,220)	(265)
Balance at September 30, 2021	$—	$16,000	$42,099	$10,876

Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(10,680)	—	—
Other noninterest income	30	—	—	550
Gain recognized in AOCI	—	—	1,352	—
Purchases, issuances, sales and settlements:
Originations	—	4,305	—	—
Purchases	—	—	1,598	—
Sales	—	—	(140)	—
Settlements	(416)	—	(1,884)	(250)
Balance at September 30, 2020	$17,284	$14,322	$39,099	$11,813
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
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 1 securities, the Company obtains the fair value measurements for those identical assets from an independent pricing service. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to other pricing sources, such as Bloomberg LP. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagements No. 16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	September 30, 2021		December 31, 2020
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	9.22% - 37.69%	16.24%	11.82% - 37.95%	22.08%
Discount rates	9.00 - 10.50	9.45	7.83 - 9.09	8.27
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2021, and December 31, 2020, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	September 30, 2021
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$63,001	$62,024	$977
Securities carried at fair value through income	10,876	10,353	523
Total	$73,877	$72,377	$1,500
____________________________
(1)$2.1 million of loans held for sale were designated as nonaccrual or 90 days or more past due at September 30, 2021. Of this balance, $1.6 million was guaranteed by U.S. Government agencies.

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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2021	2020	2021	2020
Mortgage banking revenue	$(791)	$(221)	$(5,094)	$3,401
Other income:
Loans at fair value held for investment	(126)	(103)	(251)	30
Securities carried at fair value through income	(97)	(164)	(413)	550
Total impact on other income	(223)	(267)	(664)	580
Total fair value option impact on noninterest income (1)	$(1,014)	$(488)	$(5,758)	$3,981
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the credit worthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both September 30, 2021, and December 31, 2020. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
For LHFI for which the fair value option has been elected, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. There are no LHFI for which the fair value option has been elected at September 30, 2021. Credit spreads ranged from 290 to 413 basis points at December 31, 2020. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $45.1 million and $62.6 million, at September 30, 2021, and December 31, 2020, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $47.0 million and $55.5 million, respectively, at September 30, 2021, and December 31, 2020, for Government National Mortgage Association ("GNMA") repurchase assets included in mortgage loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $3.8 million and $12.3 million at September 30, 2021, and December 31, 2020, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $4.0 million and $1.6 million at September 30, 2021, and December 31, 2020, respectively. At September 30, 2021, the Company had $5.9 million residential mortgage loans in the process of foreclosure.
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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2021		December 31, 2020
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$351,965	$351,965	$377,214	$377,214
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	45,144	45,144	62,586	62,586
Accrued interest and loan fees receivable	23,806	23,806	27,146	27,146
Level 3 inputs:
Securities held to maturity	37,702	40,415	38,128	41,205
LHFI, net(1)	5,117,341	5,092,269	5,621,092	5,802,744
Financial liabilities:
Level 2 inputs:
Deposits	6,158,768	6,160,571	5,751,315	5,756,312
FHLB advances and other borrowings	309,152	304,501	984,608	991,943
Subordinated debentures	157,357	156,569	157,181	156,395
Accrued interest payable	2,994	2,994	3,556	3,556
____________________________
(1)Does not include loans for which the fair value option had been elected at December 31, 2020, as these loans are carried at fair value on a recurring basis. There are no loans for which the fair value option had been elected at September 30, 2021.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 6 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2021	2020	2021	2020
Origination	$349	$492	$1,101	$1,391
Gain on sale of loans held for sale	1,984	5,613	10,014	8,578
Originations of MSRs	1,089	1,780	4,282	4,305
Servicing	1,501	1,526	4,537	4,642
Total gross mortgage revenue	4,923	9,411	19,934	18,916
MSR valuation adjustments, net	(1,170)	(2,693)	(1,942)	(10,680)
Mortgage HFS and pipeline fair value adjustment	(1,046)	540	(6,201)	7,337
MSR hedge impact	21	2,265	(1,721)	7,436
Mortgage banking revenue	$2,728	$9,523	$10,070	$23,009
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Fair Value at Beginning of Period	$16,081	$15,235	$13,660	$20,697
Originations of MSRs	1,089	1,780	4,282	4,305
Valuation adjustments, net	(1,170)	(2,693)	(1,942)	(10,680)
Fair Value at End of Period	$16,000	$14,322	$16,000	$14,322
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold violated representations or warranties made by the Company and/or the borrower at the time of the sale, which the Company refers to as mortgage loan servicing put back expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Put back claims may be made until the loan is paid in full. When a put back claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to provide a response to put back claims within 60 days of the date of receipt.
At September 30, 2021, and December 31, 2020, the reserve for mortgage loan servicing put back expenses totaled $365,000 and $311,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing put back expenses. Future put back expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $47.0 million and $55.5 million at September 30, 2021, and December 31, 2020, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 7 - Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Overnight repurchase agreements with depositors	$5,136	$8,408
Short-term FHLB advances	—	650,000
GNMA repurchase liability	46,955	55,485
Long-term FHLB advances	257,061	270,715
Total FHLB advances and other borrowings	$309,152	$984,608
Subordinated debentures, net	$157,357	$157,181
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at September 30, 2021 and December 31, 2020, were $837.7 million and $456.9 million, respectively.
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
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at September 30, 2021, and December 31, 2020, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the nine months ended September 30, 2021 and 2020:

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate swaps included in other liabilities	$21,000	$21,000	$(254)	$(706)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$348,353	$326,542	$13,160	$20,207
Interest rate swaps included in other liabilities	363,738	347,096	(13,893)	(21,321)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	(7)	(18)
Forward commitments to purchase mortgage-backed securities included in other liabilities	85,000	107,000	(507)	(317)
Forward commitments to sell residential mortgage loans included in other assets (liabilities)	76,620	107,200	264	(658)
Interest rate-lock commitments on residential mortgage loans included in other assets	54,957	79,554	1,457	3,487
	$992,042	$1,030,766	$474	$1,380
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The weighted-average rates paid and received for interest rate swaps at September 30, 2021, were as follows:

	Weighted-Average Interest Rate
Interest rate swaps:	Paid	Received
Cash flow hedges	4.81%	2.85%
Non-hedging interest rate swaps - financial institution counterparties	4.16	2.54
Non-hedging interest rate swaps - customer counterparties	2.55	4.16
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2021	2020	2021	2020
Amount of gain (loss) recognized in mortgage banking revenue (1)	$(984)	$1,286	$(2,471)	$5,491
Amount of (loss) gain recognized in other non-interest income	75	157	409	(472)
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
At September 30, 2021, and December 31, 2020, the Company had cash collateral on deposit with swap counterparties totaling $17.5 million and $22.2 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
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
There were no shares of common stock issued pursuant to the ESPP during the quarter or year-to-date period ended September 30, 2021.
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at September 30, 2021. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), dividend equivalent rights, performance unit awards or any combination thereof. At September 30, 2021, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 838,072 shares.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Share-based compensation cost charged to income for the three and nine months ended September 30, 2021 and 2020, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
RSA & RSU	$477	$550	$1,535	$1,659
ESPP	82	—	109	—
Total stock compensation expense	$559	$550	$1,644	$1,659
Related tax benefits recognized in net income	117	116	345	348
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
The following table summarizes the Company's time-vested award activity:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSA shares, January 1,	103,359	$31.51	149,449	$35.15
Granted RSA	13,460	42.26	30,638	20.14
Vested RSA	(55,827)	29.90	(52,289)	33.39
Forfeited RSA	(946)	24.69	(4,129)	37.14
Nonvested RSA shares, September 30,	60,046	35.52	123,669	32.11

Nonvested RSU, January 1,	—	$—	—	$—
Granted RSU	70,573	40.40	—	—
Nonvested RSU, September 30,	70,573	40.40	—	—
At September 30, 2021, there was $1.5 million and $2.7 million of total unrecognized compensation cost related to nonvested RSA shares and RSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 1.6 years and 2.9 years for RSA shares and RSU shares, respectively.
Stock Option Grants
The Company issues common stock options to select officers and employees through individual agreements and as a result of obligations assumed in association with certain business combinations. As a result, both incentive and nonqualified stock options have been issued and may be issued in the future. The exercise price of each option varies by agreement and is based on either the fair value of the stock at the date of the grant in circumstances where option grants occurred or based on the previously committed exercise price in the case of options acquired through merger. No outstanding stock option has a term that exceeds twenty years, and all of the outstanding options are fully vested. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date fair value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company's stock options and changes during the nine months ended September 30, 2021 and 2020.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(14,800)	9.89	—	—
Outstanding and exercisable at September 30, 2021	209,200	10.93	4.55	6,574

Nine Months Ended September 30, 2020
Outstanding at January 1, 2020	254,000	$10.55	5.81	$6,932
Exercised	(30,000)	8.25	—	—
Outstanding and exercisable at September 30, 2020	224,000	10.86	5.17	2,353
Note 10 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(14,135)	358	(13,777)
Balance at September 30, 2021	$12,071	$(199)	$11,872

Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	16,240	(575)	15,665
Balance at September 30, 2020	$22,652	$(654)	$21,998
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at September 30, 2021, and December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2021, and December 31, 2020, the Bank's capital ratios exceeded those levels necessary to be categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021), which resulted in an 18 basis point benefit to the common equity Tier 1 capital to risk-weighted assets capital ratio at September 30, 2021. The two-year delay will be followed by the three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).
The actual capital amounts and ratios of the Company and Bank at September 30, 2021, and December 31, 2020, are presented in the following table:

(Dollars in thousands) September 30, 2021	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$673,003	11.23%	$419,630	7.00%	N/A	N/A
Origin Bank	701,939	11.79	416,719	7.00	$386,953	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	682,403	11.38	509,551	8.50	N/A	N/A
Origin Bank	701,939	11.79	506,016	8.50	476,250	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	893,412	14.90	629,446	10.50	N/A	N/A
Origin Bank	834,307	14.01	625,078	10.50	595,313	10.00
Leverage Ratio
Origin Bancorp, Inc.	682,403	9.18	297,379	4.00	N/A	N/A
Origin Bank	701,939	9.48	296,152	4.00	370,190	5.00
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	604,306	9.95	425,012	7.00	N/A	N/A
Origin Bank	637,863	10.53	424,010	7.00	393,724	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	613,682	10.11	516,107	8.50	N/A	N/A
Origin Bank	637,863	10.53	514,870	8.50	484,583	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	837,058	13.79	637,539	10.50	N/A	N/A
Origin Bank	782,503	12.92	636,019	10.50	605,732	10.00
Leverage Ratio
Origin Bancorp, Inc.	613,682	8.62	284,771	4.00	N/A	N/A
Origin Bank	637,863	8.99	283,842	4.00	354,802	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $87.6 million at September 30, 2021.
Stock Repurchases
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. There have been no common stock repurchases since the first quarter of the 2021 year. Prior to 2021, the Company had cumulatively repurchased an aggregate 330,868 common stock shares for a total purchase price of $10.8 million under the stock buyback program. As of September 30, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.
Note 12 - Commitments and Contingencies
Credit-Related Commitments
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
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$1,567,440	$1,341,501
Standby letters of credit	54,721	42,911
In addition to the above, the Company guarantees the credit card debt of certain customers to the merchant bank that issues the credit cards. These guarantees are in place for as long as the guaranteed credit card is open. At September 30, 2021, and December 31, 2020, these credit card guarantees totaled $225,000 and $200,000, respectively. This amount represents the maximum potential amount of future payments under the guarantee for which the Company would be responsible in the event of customer non-payment.
At September 30, 2021, the Company held 45 unfunded letters of credit from the FHLB totaling $613.0 million with expiration dates ranging from October 21, 2021, to March 22, 2023. At December 31, 2020, the Company held 35 unfunded letters of credit from the FHLB totaling $527.4 million with expiration dates ranging from January 20, 2021, to November 4, 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.3 million at both September 30, 2021, and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 13 - Subsequent Events
On October 29, 2021, the Company entered into a second amendment (the "Amendment") to that certain existing loan agreement (the "Loan Agreement") initially executed on October 5, 2018, with NexBank (the "Lender"). Pursuant to the Amendment, the loan shall not exceed an aggregate principal of $100 million, consisting of the $50 million existing loan amount and any one or more potential incremental revolving loan commitments that the Lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. The loan is extended to the Company for working capital and general corporate purposes. The Lender has no obligation to agree to extend any incremental revolving loan or to increase the loan amount. The principal amounts borrowed under the Amendment will bear interest at a variable rate equal to the applicable Term SOFR for the then-current SOFR Interest Period plus 3.35%. The line of credit available to the Company under the Loan Agreement expires on October 28, 2022, or such date of the acceleration of the obligation pursuant to the Amendment, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. The Company may extend the maturity date to a date that is three hundred and sixty-four (364) days after the then-effective maturity date, no more than two times upon (i) delivery of a written request therefor to Lender at least thirty (30) days, but no more than (60) days, prior to the maturity date then in effect; and (ii) receipt by the Lender of a certificate of the Company dated the date of such request.

On October 27, 2021, the Company executed an agreement with Lincoln Agency, LLC, the Lincoln Agency of La, Inc., and certain holders of equity interests in Lincoln Inc. (collectively the "Holders"), to acquire the remaining 62% interest in Lincoln LLC. The Company currently owns a 38% equity interest in Lincoln LLC, and as such, the acquisition would bring the Company's total interest in Lincoln Agency to 100% ownership. The aggregate consideration payable for the purchase will consist of: (i) cash consideration in the amount of $5.3 million and (ii) a number of shares of the Company's common stock equal to (1) $5.3 million, divided by (2) the fair market value of the Company's common stock, rounded to the nearest whole share. Additionally, the Holders will be entitled to receive additional cash consideration at certain future dates the amount of which will be determined by achieving target product line revenue amounts earned as of certain future dates.

The acquisition transaction is expected to close on or about December 31, 2021, and is not expected to be material to the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this report to "we," "us," "our," "our company," "the Company" or "Origin" refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to "Origin Bank" or "the Bank" refer to Origin Bank, our wholly-owned bank subsidiary.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly-owned bank subsidiary, Origin Bank, and the discussion and analysis that follows primarily relates to activities conducted at the Bank level.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin's wholly-owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in Origin's history is a culture committed to providing personalized, relationship banking to its clients and communities. Origin provides a broad range of financial services to businesses, municipalities, high net-worth individuals and retail clients. Origin currently operates 44 banking centers located from Dallas/Fort Worth and Houston, Texas across North Louisiana into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2021 Third Quarter Highlights
•Total LHFI at September 30, 2021, excluding PPP and mortgage warehouse lines of credit, were $4.26 billion, reflecting an increase of $162.7 million, or 4.0%, compared to $4.09 billion at December 31, 2020.
•Total securities grew $480.8 million, or 45.6%, to $1.54 billion at September 30, 2021, compared to $1.05 billion at December 31, 2020.
•Total deposits grew $407.5 million, or 7.1%, to $6.16 billion at September 30, 2021, compared to $5.75 billion at December 31, 2020. Noninterest-bearing deposits grew $372.5 million, or 23.2%, to $1.98 billion, compared to $1.61 billion at December 31, 2020.
•Provision for credit losses was a net benefit of $3.9 million for the quarter ended September 30, 2021, compared to a provision expense of $13.6 million for the quarter ended September 30, 2020.
•Cost of total deposits was 0.21% for the quarter ended September 30, 2021, compared to 0.42% for the quarter ended September 30, 2020.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020
Net Interest Income and Net Interest Margin
Net interest income for the three months ended September 30, 2021, was $52.5 million, an increase of $1.9 million over the three months ended September 30, 2020. The improvement was primarily due to a $2.4 million decrease in interest expense on deposits coupled with a $745,000 increase in interest income earned on investment in taxable securities, partially offset by a $968,000 decrease in interest earned on the total loan portfolio and a $916,000 increase in interest paid on subordinated debentures, compared to the three months ended September 30, 2020.
Deposit interest expense decreased to $3.3 million during the three months ended September 30, 2021, compared to $5.7 million during the three months ended September 30, 2020, primarily due to the reduction in deposit interest rates between the comparable periods. The average rate paid on savings and interest-bearing transaction accounts was 0.25% for the current period, down from 0.39% for the three months ended September 30, 2020, accounting for $1.3 million of the decrease in interest expense from the three months ended September 30, 2020. The average rate paid on time deposits decreased to 0.67% for the three months ended September 30, 2021, down from 1.50% for the three months ended September 30, 2020, providing an additional decrease of $1.2 million in interest expense.
Interest income earned on investments in taxable securities increased $745,000 during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. An increase of $1.6 million was driven by an increase in the average balance of investments in taxable securities, which was offset by a $824,000 decrease due to decrease in average yield earned on these securities. The average yield earned on investments in taxable securities was 1.60% for the current period, down from 1.99% for the three months ended September 30, 2020. The primary driver of the increase in investment securities was higher liquidity resulting from a shift in balance sheet composition as Paycheck Protection Program ("PPP") loan balances continued to decline and mortgage warehouse loan volume continued to normalize. This excess liquidity was the primary cause of the increase in average balances of lower-yielding investment securities and interest-bearing deposits due from banks.
The $968,000 decrease in interest income earned on the total loan portfolio during the three months ended September 30, 2021, was primarily driven by decreases of $1.4 million and $1.1 million in interest income earned on commercial and industrial loans excluding PPP loans, and mortgage warehouse lines of credit, respectively, when compared to the three months ended September 30, 2020, partially offset by an increase of $1.3 million in interest income earned on total real estate loans. The decrease in interest income earned on commercial and industrial loans excluding PPP and mortgage warehouse loans was primarily driven by $2.1 million combined decrease attributable to lower balances in these loan types. The $1.3 million increase in interest income earned on total real estate loans was primarily due to a combined increase of $2.8 million in average balances, which was partially offset by a $1.6 million decrease in the average yield to 4.10% during the three months ended September 30, 2021, from 4.33% during the three months ended September 30, 2020.
Interest paid on subordinated debentures contributed $916,000 to the decrease in net interest income primarily due to the completion of the issuance of $80 million in aggregate principal amount of subordinated notes during the quarter ended December 31, 2020.
The fully tax-equivalent net interest margin was 3.02% for the three months ended September 30, 2021, a 16 basis point decrease from the three months ended September 30, 2020. The yield earned on interest-earning assets for the three months ended September 30, 2021, was 3.33%, a 31 basis point decrease from 3.64% for the three months ended September 30, 2020. This decrease was partially offset by a 22 basis point decrease in interest rates paid on total interest-bearing liabilities. The rate paid on interest-bearing deposits for the three months ended September 30, 2021, was 0.30%, representing a decrease of 31 basis points compared to 0.61% for the three months ended September 30, 2020. The margin compression we experienced since the quarter ended September 30, 2020, was partially caused by decreasing loan yields driven by declining short-term interest rates during the end of 2020 and early to mid-2021, coupled with increasing liquidity as PPP loan balances paid down through the SBA's forgiveness process and mortgage warehouse loans continued to normalize.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,505,731	$15,485	4.08%	$1,344,853	$14,515	4.29%
Construction/land/land development	527,881	5,458	4.10	575,080	6,394	4.42
Residential real estate	936,375	9,778	4.14	787,247	8,555	4.32
PPP	279,578	3,695	5.24	550,377	3,430	2.48
Commercial and industrial excl. PPP	1,212,797	11,860	3.88	1,295,105	13,306	4.09
Mortgage warehouse lines of credit	660,715	5,962	3.58	723,876	7,046	3.87
Consumer	16,222	238	5.81	18,209	285	6.23
LHFI	5,139,299	52,476	4.05	5,294,747	53,531	4.02
Loans held for sale	72,739	706	3.85	88,811	619	2.77
Loans receivable	5,212,038	53,182	4.05	5,383,558	54,150	4.00
Investment securities-taxable	853,277	3,449	1.60	539,993	2,704	1.99
Investment securities-non-taxable	280,189	1,582	2.24	252,304	1,571	2.48
Non-marketable equity securities held in other financial institutions	43,725	245	2.22	39,229	250	2.53
Interest-bearing deposits in banks	610,863	293	0.19	204,288	125	0.24
Total interest-earning assets	7,000,092	58,751	3.33	6,419,372	58,800	3.64
Noninterest-earning assets(2)	464,721			327,213
Total assets	$7,464,813			$6,746,585

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,657,625	$2,274	0.25%	$3,011,389	$2,935	0.39%
Time deposits	582,384	981	0.67	730,705	2,763	1.50
Total interest-bearing deposits	4,240,009	3,255	0.30	3,742,094	5,698	0.61
FHLB advances & other borrowings	263,956	1,118	1.68	543,195	1,564	1.15
Subordinated debentures	157,321	1,837	4.63	78,585	921	4.66
Total interest-bearing liabilities	4,661,286	6,210	0.53	4,363,874	8,183	0.75
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,965,843			1,633,510
Other liabilities(2)	134,079			119,668
Total liabilities	6,761,208			6,117,052
Stockholders' Equity	703,605			629,533
Total liabilities and stockholders' equity	$7,464,813			$6,746,585
Net interest spread			2.80%			2.89%
Net interest income and margin		$52,541	2.98		$50,617	3.14
Net interest income and margin - (tax equivalent)(3)		$53,267	3.02		$51,340	3.18
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $51.3 million, $31.7 million for the three months ended September 30, 2021 and 2020, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$1,736	$(766)	$970
Construction/land/land development	(525)	(411)	(936)
Residential real estate	1,621	(398)	1,223
PPP	(1,688)	1,953	265
Commercial and industrial excl. PPP	(1,514)	68	(1,446)
Mortgage warehouse lines of credit	(615)	(469)	(1,084)
Consumer	(31)	(16)	(47)
Loans held for sale	(112)	199	87
Loans receivable	(1,128)	160	(968)
Investment securities-taxable	1,569	(824)	745
Investment securities-non-taxable	174	(163)	11
Non-marketable equity securities held in other financial institutions	29	(34)	(5)
Interest-bearing deposits in banks	250	(82)	168
Total interest-earning assets	894	(943)	(49)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	630	(1,291)	(661)
Time deposits	(561)	(1,221)	(1,782)
FHLB advances & other borrowings	(804)	358	(446)
Subordinated debentures	923	(7)	916
Total interest-bearing liabilities	188	(2,161)	(1,973)
Net interest income	$706	$1,218	$1,924
Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan losses, off-balance sheet commitments and security credit losses, is based on management's assessment of the adequacy of our allowance for credit losses ("ACL") for loans, securities and our reserve for off-balance-sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance-sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.

We recorded a provision for credit loss benefit of $3.9 million for the quarter ended September 30, 2021, a decrease of $17.6 million from provision expense of $13.6 million for the three months ended September 30, 2020. The release of provision reflects the continued improvement in forecasted economic conditions at September 30, 2021, and improvements in most credit loss metrics during the period. Net charge-offs were $2.9 million during the quarter ended September 30, 2021, compared to $1.8 million during the three months ended September 30, 2020, while the allowance for loan credit losses to nonperforming LHFI was 284.86% at September 30, 2021, compared to 270.09% at September 30, 2020.
On January 1, 2020, we adopted CECL and recognized a one-time cumulative-effect adjustment to the allowance for loan credit losses of $1.2 million. CECL requires recording life-of-loan projected losses in the loan portfolio based on reasonable and supportable forecasts and related loan portfolio credit performance. At adoption on January 1, 2020, the economic effects resulting from the COVID-19 pandemic were unknown. As such, the economic scenario used to develop our estimate of CECL as of the adoption date assumed a continued moderate U.S. economic expansion compared to 2019. The prior accounting standard recorded reserves based on probable losses at the balance sheet date, generally resulting in lower reserve levels at the outset of an economic downturn.
Pursuant to rules of the federal banking agencies, we have elected to use a two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020 through December 31, 2021) followed by a three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).
While we continue to gather the latest information available, and as more information becomes available concerning the economic impact and duration of the COVID-19 pandemic, we will update our forecast and related qualitative factors, which could lead to further changes to our allowance for loan credit losses. Even as economic forecasts have improved, uncertainty still remains for the remainder of the 2021 year due to risks related to the resurgence or lingering effects of COVID-19, rising inflation and labor pressures as well as continued global supply-chain disruptions.

Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,
Noninterest income:	2021	2020	$ Change	% Change
Service charges and fees	$3,973	$3,268	$705	21.6%
Mortgage banking revenue	2,728	9,523	(6,795)	(71.4)
Insurance commission and fee income	3,451	3,218	233	7.2
Gains on sales of securities, net	—	301	(301)	(100.0)
Loss on sales and disposals of other assets, net	(8)	(247)	239	(96.8)
Limited partnership investment income	3,078	130	2,948	N/M
Swap fee income	727	110	617	N/M
Change in fair value of equity investments	19	—	19	N/M
Other fee income	783	576	207	35.9
Other income	1,172	1,172	—	—
Total noninterest income	$15,923	$18,051	$(2,128)	(11.8)
____________________________
N/M = Not meaningful.
Noninterest income for the three months ended September 30, 2021, decreased by $2.1 million, or 11.8%, to $15.9 million, compared to $18.1 million for the three months ended September 30, 2020. The decrease was largely driven by a $6.8 million decrease in mortgage banking revenue, which was partially offset by increases of $2.9 million, $705,000 and $617,000 in limited partnership investment income, service charges and fees income and swap fee income, respectively.
Service charges and fees. The $705,000 increase in service charges and fees income was primarily driven by an increase of $278,000 in debit interchange fees due to an increase in debit card transactions by customers during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Nonsufficient funds and overdraft fee income and account analysis income also increased by $186,000 and $149,000, respectively, for the three months ended September 30, 2021, compared to three months ended September 30, 2020.
Mortgage banking revenue. The $6.8 million decrease in mortgage banking revenue compared to the three months ended September 30, 2020, was primarily due to decreases in production and sale volume, and gain on sale margin, as the mortgage market continued to stabilize after an unusually high mortgage volume and revenue year in 2020 for the industry. Comparing the three months ended September 30, 2021 to the three months ended September 30, 2020, sales volume decreased $48.0 million, or 27.0%, while gain on sale margin decreased 42.0%, resulting in a decrease in gain on sale of $4.3 million or 58.4%. The decrease in volume also contributed to the $1.6 million decrease in pipeline and held for sale fair value.
Limited partnership investment income. The $2.9 million increase in the limited partnership investment income during the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020 was primarily due to valuation increases as a result of investment performance in two funds.
Swap fee income. The $617,000 increase in swap fee income was primarily driven by a $727,000 swap commission fee earned on one large swap transaction during the quarter ended September 30, 2021.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,
Noninterest expense:	2021	2020	$ Change	% Change
Salaries and employee benefits	$23,629	$22,597	$1,032	4.6%
Occupancy and equipment, net	4,353	4,263	90	2.1
Data processing	2,329	2,065	264	12.8
Electronic banking	997	954	43	4.5
Communications	359	422	(63)	(14.9)
Advertising and marketing	863	1,281	(418)	(32.6)
Professional services	912	785	127	16.2
Regulatory assessments	664	1,310	(646)	(49.3)
Loan-related expenses	1,949	1,809	140	7.7
Office and operations	1,598	1,367	231	16.9
Intangible asset amortization	194	237	(43)	(18.1)
Franchise tax expense	598	511	87	17.0
Other expenses	720	1,133	(413)	(36.5)
Total noninterest expense	$39,165	$38,734	$431	1.1
Noninterest expense for the three months ended September 30, 2021, increased by $431,000, or 1.1%, to $39.2 million, compared to the noninterest expense for the three months ended September 30, 2020, primarily due to increases of $1.0 million, $264,000 and $231,000 in salaries and employee benefits expenses, data processing expenses and office and operations expenses, respectively. The increases were partially offset by decreases of $646,000, $418,000 and $413,000 in regulatory assessments expense, advertising and marketing expenses, and other noninterest expenses, respectively.
Salaries and employee benefits. The $1.0 million increase in salaries and employee benefits expenses was primarily due to increases of $636,000 and $475,000, in overall salaries due to the hiring of 18 full-time equivalent employees during the intervening period in an effort to increase future loan growth, and medical self-insurance costs driven by higher medical claims, respectively.
Data processing. The $264,000 increase in data processing expense was primarily due to increases in subscription fees due to the implementation of new software during the intervening period.
Advertising and marketing. The $418,000 decrease in advertising and marketing expense was primarily due to $550,000 in donations and contributions made to various institutions as part of our initiative to invest a portion of our PPP loan income within the communities in which we operate during the three months ended September 30, 2020, with no comparable donations and contributions made during the current quarter.
Regulatory assessments. The $646,000 decrease in regulatory assessments expense was primarily due to higher recorded expense during three months ended September 30, 2020 driven by a significant increase in assets since December 31, 2019. Total assets at September 30, 2021, declined when compared to the asset balance at December 31, 2020, causing a lower comparative regulatory assessment expense.
Office and operations. The $231,000 increase in office and operations expense was primarily due to increases in travel and entertainment spending compared to the three months ended September 30, 2020 due to COVID-19 pandemic-related restrictions. Also, the Company incurred a $93,000 utilization fee for a line of credit with the FHLB for the quarter ended September 30, 2021, with no comparable fee incurred during the three months ended September 30, 2020.
Other expenses. The $413,000 decrease in other noninterest expense was primarily due to a $475,000 reserve for a judgment recorded during the three months ended September 30, 2020, with no comparable reserve recorded during the current quarter.

Income Tax Expense
For the three months ended September 30, 2021, we recognized income tax expense of $6.2 million, compared to $3.2 million for the three months ended September 30, 2020. Our effective tax rate was relatively stable for the three months ended September 30, 2021, when compared to the three months ended September 30, 2020, reflecting a rate of 18.8% for the current quarter compared to 19.7% for the three months ended September 30, 2020.
Our quarterly provision for income taxes has historically been calculated using the annual effective tax rate ("AETR") method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of September 30, 2021 and September 30, 2020, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. We utilized the actual effective rate to record tax expense, rather than the AETR method, as a reliable estimate of ordinary income. We determined current and deferred income tax expense as if the interim period were an annual period.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at September 30, 2021 and 2020, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Net Interest Income and Net Interest Margin
Net interest income for the nine months ended September 30, 2021, was $162.1 million, an increase of $22.4 million over the nine months ended September 30, 2020. The increase was primarily due to a $12.1 million reduction in total deposit interest expenses, coupled with increases of $8.9 million and $8.4 million in interest income from PPP loans and mortgage warehouse lines of credit, respectively. These increases were offset by a decrease of $7.1 million in interest earned on commercial and industrial, excluding PPP loans, coupled with an increase of $3.1 million of interest expense on subordinated debentures, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Total real estate-based loans provided a net increase of $459,000 in net interest income.
Deposit interest expense decreased to $10.5 million during the nine months ended September 30, 2021, compared to $22.6 million during the nine months ended September 30, 2020, primarily due to a reduction in deposit rates during the intervening 12 month period. The average rate paid on savings and interest-bearing transaction accounts was 0.25% for the nine months ended September 30, 2021, down from 0.63% for the nine months ended September 30, 2020, accounting for $10.4 million of the decrease in interest expense from the nine months ended September 30, 2020. The average rate on time deposits decreased to 0.80% for the nine months ended September 30, 2021, down from 1.75% for the nine months ended September 30, 2020, providing an additional decrease of $4.4 million in interest expense. These two rate-driven interest expense declines were offset by a $4.5 million increase in interest expense due to an increase in the average balance of savings and interest-bearing transaction accounts when comparing the nine months ended September 30, 2021, to the nine months ended September 30, 2020.
PPP loans, which were funded beginning in the second quarter of the 2020 year as part of the CARES Act, contributed a $6.6 million increase in interest income due to an increase in yield, primarily as a result of the SBA forgiveness process and the recognition of deferred loan fees as the loans were paid down, and a $2.3 million increase due to an increase in the average loan balances for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest income earned on mortgage warehouse lines of credit increased by $8.4 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher mortgage activity driven by the low-interest rate environment, coupled with additional mortgage warehouse clients being onboarded and funding loans during 2020. Interest income earned on commercial and industrial loans, excluding PPP loans, decreased by $7.1 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the impact of lower interest yields which resulted in a $5.0 million decrease. The $3.1 million increase in interest paid on subordinated debentures was due the completion of the issuance of $80 million in aggregate principal amount of subordinated notes during the quarter ended December 31, 2020.

The fully tax-equivalent net interest margin was 3.12% for the nine months ended September 30, 2021, a ten basis point decrease from the nine months ended September 30, 2020. The yield earned on interest-earning assets for the nine months ended September 30, 2021, was 3.45%, a 40 basis point decrease from 3.85% for the nine months ended September 30, 2020. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the nine months ended September 30, 2021, was 0.54%, representing a decrease of 44 basis points compared to 0.98% for the nine months ended September 30, 2020. The margin compression we experienced since the nine months ended September 30, 2020, was primarily caused by decreasing loan yields driven by declining short-term interest rates over the last several quarters.
The results for the nine months ended September 30, 2021, have improved from the results experienced during the nine months ended September 30, 2020 due primarily to the decrease in the cost of interest-bearing deposits and the acceleration of PPP fees accreted into earnings. However, as a result of the uncertainty surrounding the economic outlook and concern that there may be a resurgence of COVID-19, the current low-interest rate environment may continue to put pressure on our net interest margin due to both maturing assets and floating-rate assets potentially repricing lower with little opportunity to offset the reduction with lower funding costs.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,464,758	$45,146	4.12%	$1,309,198	$44,452	4.54%
Construction/land/land development	528,768	16,314	4.12	560,848	19,613	4.67
Residential real estate	918,148	28,140	4.10	741,814	25,076	4.52
PPP	454,546	15,386	4.53	334,144	6,482	2.59
Commercial and industrial excl. PPP	1,236,005	35,826	3.88	1,348,738	42,916	4.25
Mortgage warehouse lines of credit	812,816	22,085	3.63	466,425	13,733	3.93
Consumer	16,829	732	5.82	18,751	913	6.50
LHFI	5,431,870	163,629	4.03	4,779,918	153,185	4.28
Loans held for sale	76,185	1,892	3.32	71,427	1,736	3.25
Loans receivable	5,508,055	165,521	4.02	4,851,345	154,921	4.27
Investment securities-taxable	784,914	9,864	1.68	494,606	8,148	2.20
Investment securities-non-taxable	285,177	4,844	2.27	188,210	3,720	2.64
Non-marketable equity securities held in other financial institutions	50,256	708	1.88	43,795	856	2.61
Interest-bearing deposits in banks	409,938	589	0.19	289,736	1,635	0.75
Total interest-earning assets	7,038,340	181,526	3.45	5,867,692	169,280	3.85
Noninterest-earning assets(2)	402,715			332,581
Total assets	$7,441,055			$6,200,273

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,649,007	$6,722	0.25%	$2,697,769	$12,685	0.63%
Time deposits	623,161	3,739	0.80	754,652	9,883	1.75
Total interest-bearing deposits	4,272,168	10,461	0.33	3,452,421	22,568	0.87
FHLB advances & other borrowings	360,443	3,493	1.30	509,763	4,556	1.19
Subordinated debentures	157,273	5,500	4.68	69,516	2,439	4.69
Total interest-bearing liabilities	4,789,884	19,454	0.54	4,031,700	29,563	0.98
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,835,702			1,437,433
Other liabilities(2)	137,246			111,573
Total liabilities	6,762,832			5,580,706
Stockholders' Equity	678,223			619,567
Total liabilities and stockholders' equity	$7,441,055			$6,200,273
Net interest spread			2.91%			2.87%
Net interest income and margin		$162,072	3.08		$139,717	3.18
Net interest income and margin - (tax equivalent)(3)		$164,274	3.12		$141,619	3.22
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes GNMA repurchase average balances of $56.9 million, $29.5 million for the nine months ended September 30, 2021 and 2020, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the notes to our consolidated financial statements.
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

	Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$5,282	$(4,588)	$694
Construction/land/land development	(1,122)	(2,177)	(3,299)
Residential real estate	5,961	(2,897)	3,064
PPP	2,336	6,568	8,904
Commercial and industrial excl. PPP	(2,111)	(4,979)	(7,090)
Mortgage warehouse lines of credit	10,199	(1,847)	8,352
Consumer	(94)	(87)	(181)
Loans held for sale	116	40	156
Loans receivable	20,567	(9,967)	10,600
Investment securities-taxable	4,782	(3,066)	1,716
Investment securities-non-taxable	1,917	(793)	1,124
Non-marketable equity securities held in other financial institutions	126	(274)	(148)
Interest-bearing deposits in banks	678	(1,724)	(1,046)
Total interest-earning assets	28,070	(15,824)	12,246
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	4,473	(10,436)	(5,963)
Time deposits	(1,722)	(4,422)	(6,144)
FHLB advances & other borrowings	(1,335)	272	(1,063)
Subordinated debentures	3,079	(18)	3,061
Total interest-bearing liabilities	4,495	(14,604)	(10,109)
Net interest income	$23,575	$(1,220)	$22,355

Provision for Credit Losses
We recorded a provision for credit loss benefit of $8.1 million for the nine months ended September 30, 2021, a $61.7 million decrease from a provision expense of $53.6 million for the nine months ended September 30, 2020. The decrease in provision expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, reflects an improvement in forecasted economic conditions compared to worsening forecasted economic conditions at September 30, 2020. Net charge-offs were $8.6 million during the nine months ended September 30, 2021, compared to net charge-offs of $9.4 million during the nine months ended September 30, 2020. Our allowance for loan credit losses was 1.35% of total LHFI at September 30, 2021, compared to 1.45% at September 30, 2020. The allowance for loan credit losses as a percentage of nonperforming LHFI was 284.86% at September 30, 2021, compared to 270.09% at September 30, 2020.

Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest income:	2021	2020	$ Change	% Change
Service charges and fees	$11,055	$9,578	$1,477	15.4%
Mortgage banking revenue	10,070	23,009	(12,939)	(56.2)
Insurance commission and fee income	10,272	10,014	258	2.6
Gain on sales of securities, net	1,673	355	1,318	N/M
Loss on sales and disposals of other assets, net	(88)	(1,180)	1,092	(92.5)
Limited partnership investment income (loss)	5,651	(290)	5,941	N/M
Swap fee income	1,099	2,313	(1,214)	(52.5)
Change in fair value of equity investments	19	—	19	N/M
Other fee income	2,177	1,649	528	32.0
Other income	3,564	3,823	(259)	(6.8)
Total noninterest income	$45,492	$49,271	$(3,779)	(7.7)
____________________________
N/M = Not meaningful.
Noninterest income for the nine months ended September 30, 2021, decreased by $3.8 million, or 7.7%, to $45.5 million, compared to $49.3 million for the nine months ended September 30, 2020. The decrease in noninterest income during the nine months ended September 30, 2021, was largely driven by decreases of $12.9 million and $1.2 million in mortgage banking revenue and swap fee income, respectively. The decreases were offset by increases of $5.9 million, $1.5 million and $1.3 million in limited partnership investment income, service charges and fees income, and gain on sales of securities, net, respectively, coupled with a decrease of $1.1 million in loss on sales and disposals of other assets, net.
Service charges and fees. The $1.5 million increase in service charges and fees income was primarily driven by an increase of $1.1 million in debit interchange fees due to an increase in debit card transactions by customers during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Mortgage banking revenue. The $12.9 million decrease in mortgage banking revenue compared to the nine months ended September 30, 2020, was primarily due to decreases of $13.5 million and $9.2 million in the mortgage held for sale and pipeline fair value adjustment, and MSR hedge impact, respectively, primarily as a result of a decline in the volume of the loan pipeline as well as declines in sale margins for the comparative periods. The decreases were partially offset by increases of $9.1 million and $1.4 million in changes due to market interest rates and gain on sale of loans held for sale.
Gains on sales of securities, net. The $1.3 million increase in gain on sales of securities, net, was the result of the movement out of positions in lower-yielding securities. We used the funds generated from the sale of the securities to prepay relatively high-cost FHLB advances.
Loss on sales and disposals of other assets, net. The $1.1 million decrease in loss on sales and disposals of other assets, net was primarily due to the decline in value and subsequent write-down of two commercial real estate owned properties during the nine months ended September 30, 2020. No similar transactions occurred during the nine months ended September 30, 2021.
Limited partnership investment income. The $5.9 million increase in the limited partnership investment income during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to valuation increases as a result of investment performance in limited partnership funds.
Swap fee income. The $1.2 million decrease in swap fee income was due to higher volume of back-to-back swaps executed with commercial customers during the nine months ended September 30, 2020, driven by the low market rate environment during that period.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest expense:	2021	2020	$ Change	% Change
Salaries and employee benefits	$68,308	$68,630	$(322)	(0.5)%
Occupancy and equipment, net	13,041	12,751	290	2.3
Data processing	6,815	6,143	672	10.9
Electronic banking	2,947	2,744	203	7.4
Communications	1,288	1,318	(30)	(2.3)
Advertising and marketing	2,291	2,602	(311)	(12.0)
Professional services	2,721	2,799	(78)	(2.8)
Regulatory assessments	2,378	2,691	(313)	(11.6)
Loan-related expenses	5,808	4,460	1,348	30.2
Office and operations	4,550	4,152	398	9.6
Intangible asset amortization	650	823	(173)	(21.0)
Franchise tax expense	1,846	1,521	325	21.4
Other expenses	3,790	2,417	1,373	56.8
Total noninterest expense	$116,433	$113,051	$3,382	3.0
Noninterest expense for the nine months ended September 30, 2021, increased by $3.4 million, or 3.0%, to $116.4 million, compared to $113.1 million for the nine months ended September 30, 2020. The increase was primarily due to increases of $1.4 million, $1.3 million and $672,000 in other noninterest expense, loan-related expenses, and data processing expenses.
Data processing. The increase in data processing expense was primarily due to infrastructure increases reflecting higher compliance software systems costs, expenses related to multiple small hardware purchases to support the ability of employees to work remotely as needed and higher subscription fees due to the implementation of new software during the intervening period.
Loan-related expenses. The increase in loan-related expenses was primarily driven by increases of $1.3 million in the loan-related legal fees. We expect the current level of loan-related legal fees to continue throughout the remainder of 2021.
Other noninterest expense. The increase in other noninterest expense was due to prepayment fees of $1.6 million incurred related to the early termination of long-term FHLB advances during the nine months ended September 30, 2021. We terminated the advances early due to the relatively high cost of the funding and offset prepayment fees with gains on the sale of underperforming investment securities as referenced under "Gain on sales of securities, net" above.
Income Tax Expense
For the nine months ended September 30, 2021, we recognized income tax expense of $19.0 million, compared to $3.6 million for the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021, was 19.2%, compared to 15.9% for the nine months ended September 30, 2020. The increase in our effective tax rate for the nine months ended September 30, 2021, was primarily due to the increase in our pre-tax income compared to nine months ended September 30, 2020, which made the proportional effect on the tax-exempt items smaller on the effective income tax rate.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at September 30, 2021 and 2020, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.

Comparison of Financial Condition at September 30, 2021, and December 31, 2020
General
Total assets decreased by $157.8 million, or 2.1%, to $7.47 billion at September 30, 2021, from $7.63 billion at December 31, 2020. The decrease was primarily attributable to a $537.5 million decrease in LHFI, which was partially offset by a $480.8 million increase in total securities for the comparable periods.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At September 30, 2021, 82.1% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2021		December 31, 2020
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (1)	$1,590,519	30.6%	$1,387,939	24.2%	$202,580	14.6%
Construction/land/land development	518,920	10.0	531,860	9.3	(12,940)	(2.4)
Residential real estate	913,411	17.6	885,120	15.5	28,291	3.2
Total real estate	3,022,850	58.2	2,804,919	49.0	217,931	7.8
PPP	216,957	4.2	546,519	9.5	(329,562)	(60.3)
Commercial and industrial	1,218,246	23.5	1,271,343	22.3	(53,097)	(4.2)
Mortgage warehouse lines of credit	713,339	13.8	1,084,001	18.9	(370,662)	(34.2)
Consumer	15,896	0.3	17,991	0.3	(2,095)	(11.6)
Total LHFI	$5,187,288	100.0%	$5,724,773	100.0%	$(537,485)	(9.4)%
___________________________
(1)Includes $17.0 million of commercial real estate loans for which the fair value option was elected at December 31, 2020. There were no loans for which the fair value option was elected at September 30, 2021.

At September 30, 2021, total LHFI were $5.19 billion, a decrease of $537.5 million, or 9.4%, compared to $5.72 billion at December 31, 2020. The decrease primarily reflected declines of $370.7 million in mortgage warehouse lines of credit and $329.6 million in PPP loans, due to PPP loan forgiveness from the Small Business Administration ("SBA"). Total LHFI at September 30, 2021, excluding PPP and mortgage warehouse lines of credit, were $4.26 billion, reflecting an increase of $162.7 million, or 4.0%, compared to December 31, 2020. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Under the CARES Act, Congress allocated funds to the PPP, which is designed to provide short-term loans to certain qualifying businesses who retain employees during the COVID-19 pandemic. These loans, totaling $217.0 million for the Company at September 30, 2021, have a maximum maturity of five years, bear a fixed rate of interest at one percent for the entire term, and we anticipate many of them will be forgiven by the SBA under the terms of the PPP before their respective maturity dates. As of September 30, 2021, approximately $558.7 million of our PPP loans have been granted forgiveness under this program.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2021. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	September 30, 2021
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$292,287	$953,492	$344,740	$1,590,519
Construction/land/land development	139,342	309,903	69,675	518,920
Residential real estate loans	109,825	365,728	437,858	913,411
Total real estate	541,454	1,629,123	852,273	3,022,850
Commercial and industrial loans	546,226	808,955	80,022	1,435,203
Mortgage warehouse lines of credit	713,339	—	—	713,339
Consumer loans	4,753	10,190	953	15,896
Total LHFI	$1,805,772	$2,448,268	$933,248	$5,187,288

Amounts with fixed rates	$344,432	$1,516,814	$286,251	$2,147,497
Amounts with variable rates	1,461,340	931,454	646,997	3,039,791
Total	$1,805,772	$2,448,268	$933,248	$5,187,288
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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI	September 30, 2021	December 31, 2020
Commercial real estate	$672	$3,704
Construction/land/land development	592	2,962
Residential real estate	9,377	6,530
Commercial and industrial	13,873	12,897
Consumer	41	56
Total nonperforming LHFI	24,555	26,149
Nonperforming loans held for sale	2,074	681
Total nonperforming loans	26,629	26,830
Other real estate owned
Commercial real estate	3,855	266
Residential real estate	180	1,318
Total other real estate owned	4,035	1,584
Other repossessed assets owned	539	343
Total repossessed assets owned	4,574	1,927
Total nonperforming assets	$31,203	$28,757
Troubled debt restructuring loans - nonaccrual	$4,559	$5,671
Troubled debt restructuring loans - accruing	2,845	3,314
Total LHFI	5,187,288	5,724,773
Ratio of nonperforming LHFI to total LHFI	0.47%	0.46%
Ratio of nonperforming assets to total assets	0.42	0.38
At September 30, 2021, total nonperforming LHFI decreased by $1.6 million, or 6.1%, from December 31, 2020, primarily due to reductions of nonperforming loans in the sectors of commercial real estate and construction, land and land development, partially offset by increases in nonperforming loans in the residential real estate and commercial and industrial sectors. The reduction in nonperforming LHFI was offset by the $1.4 million increase in nonperforming loans held for sale. Total repossessed assets increased $2.6 million from December 31, 2020, driven primarily by a $3.6 million increase in repossessed commercial real estate loans offset by a $1.1 million reduction in repossessed residential real estate loans. Please see Note 4 - Loans within our condensed notes to our consolidated financial statements for more information on nonperforming loans.

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
Information regarding the internal risk ratings of our loans at September 30, 2021, is included in Note 4 - Loans in the condensed notes to our consolidated financial statements included in Item 1 of this report.
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
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at September 30, 2021. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
In connection with the review of our loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:
•for commercial real estate loans, the debt service coverage ratio, operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

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

Our allowance for loan credit losses decreased by $16.7 million or 19.3%, to $69.9 million at September 30, 2021, from $86.7 million at December 31, 2020. The ratio of allowance for loan credit losses to total LHFI at September 30, 2021 and December 31, 2020, was 1.35% and 1.51%, respectively.
The following table presents an analysis of the allowance for loan credit losses and other related data at the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
Allowance for loan credit losses	2021	2020	2020
Balance at beginning of period	$86,670	$37,520	$37,520
Impact of adopting ASC 326	—	1,248	1,248
Provision for loan losses	(8,130)	52,244	59,028
Charge-offs:
Commercial real estate	130	3,868	4,924
Residential real estate	58	598	692
Commercial and industrial	8,830	5,770	6,702
Consumer	54	69	76
Total charge-offs	9,072	10,305	12,394
Recoveries:
Commercial real estate	10	6	19
Construction/land/land development	—	1	1
Residential real estate	81	180	202
Commercial and industrial	352	736	1,022
Consumer	36	13	24
Total recoveries	479	936	1,268
Net charge-offs	8,593	9,369	11,126
Balance at end of period	$69,947	$81,643	$86,670
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	284.86%	270.09%	331.45%
LHFI	1.35	1.45	1.51
Net annualized charge-offs as a percentage of:
Provision for loan credit losses	N/M	23.95	18.85
Allowance for loan credit losses	16.43	15.33	12.84
Average LHFI	0.21	0.26	0.22
__________________________
N/M = Not meaningful.

Securities
Our securities portfolio totaled $1.54 billion at September 30, 2021, representing an increase of $480.8 million, or 45.6%, from $1.05 billion at December 31, 2020. The overall increase in securities reflects a shift in balance sheet composition as liquidity surged primarily due to declines in PPP and mortgage warehouse lines of credit loan balances driven by the SBA's forgiveness process and the normalization of mortgage warehouse lines of credit loan balances. For additional information regarding our securities portfolio, please see Note 3 - Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
The following table presents our deposit mix at the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,980,107	32.2%	$1,607,564	28.0%	$372,543	23.2%
Interest-bearing demand	1,376,118	22.3	1,478,818	25.7	(102,700)	(6.9)
Money market	1,986,598	32.2	1,794,915	31.1	191,683	10.7
Time deposits	578,007	9.4	664,766	11.6	(86,759)	(13.1)
Savings	237,938	3.9	205,252	3.6	32,686	15.9
Total deposits	$6,158,768	100.0%	$5,751,315	100.0%	$407,453	7.1%
Increases of $372.5 million and $191.7 million, in noninterest-bearing demand and money market deposits, respectively, drove the increase in total deposits compared to December 31, 2020, partially offset by a $102.7 million decline in interest-bearing demand deposits. Increases in business and public fund account balances drove the increase in noninterest-bearing demand and money market deposits, respectively. The decrease in interest-bearing demand is due to decreases in brokered deposits.
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Annualized Average Rate Paid	Average Balance	Interest Expense	Annualized Average Rate Paid
Interest-bearing demand	$1,423,590	$2,147	0.20%	$1,039,896	$4,343	0.56%
Money market	1,997,203	4,457	0.30	1,484,450	8,165	0.73
Time deposits	623,161	3,739	0.80	754,652	9,883	1.75
Savings	228,214	118	0.07	173,423	177	0.14
Total interest-bearing	4,272,168	10,461	0.33	3,452,421	22,568	0.87
Noninterest-bearing demand	1,835,702			1,437,433
Total average deposits	$6,107,870	$10,461	0.23%	$4,889,854	$22,568	0.62%

Our average deposit balance was $6.11 billion for the nine months ended September 30, 2021, an increase of $1.22 billion, or 24.9%, from $4.89 billion for the nine months ended September 30, 2020. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2021, was 0.33%, compared to 0.87% for the nine months ended September 30, 2020. The decrease in the average cost of our deposits was primarily the result of steadily falling interest rates that occurred since June 30, 2020. The Federal Reserve lowered the federal funds target rate twice during March 2020, resulting in an aggregate 150 basis point decrease in the target rate, which was not fully absorbed by the markets until later in 2020, although the reduction occurred in March 2020. When the target rate reductions began, we took action to lower deposit rates on nonmaturity deposits. Our Louisiana market deposits also increased $330.2 million compared to September 30, 2020, which historically carry lower cost of deposits than those in Texas, helping to lower our overall cost of deposits.
Average noninterest-bearing deposits at September 30, 2021, were $1.84 billion, compared to $1.44 billion at September 30, 2020, an increase of $398.3 million, or 27.7%, and represented 30.1% and 29.4% of average total deposits for the nine months ended September 30, 2021 and 2020, respectively.

Borrowings
Short-term FHLB advances decreased $650.0 million at September 30, 2021, compared to December 31, 2020, while long-term FHLB advances declined $13.7 million compared to December 31, 2020. The decrease in short-term FHLB advances from December 31, 2020, was primarily driven by PPP forgiveness payments, increases in non-brokered deposits and declines in warehouse loan balances during the nine months ended September 30, 2021, driving an increase in overall liquidity and reducing the reliance on borrowings. Additionally, using funds generated from the sale of investment securities we prepaid $13.1 million in long-term FHLB advances and incurred related prepayment fees of $1.6 million during the first quarter of 2021.
The table below shows FHLB advances by maturity and weighted average rate at September 30, 2021:

(Dollars in thousands)	Balance	Weighted Average Rate
Three to five years	$504	4.21%
After five years	256,557	1.70
Total	$257,061	1.70%
At September 30, 2021, we were eligible to borrow an additional $837.7 million from the FHLB.
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
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The cash held at the holding Company is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company entered into a second amendment to the loan agreement initially executed on October 5, 2018, with NexBank, and has up to $100.0 million available under a line of credit. Please see Note 13 - Subsequent Events in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report for more information on this line of credit.

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Available cash balances at the holding company (unconsolidated)	$41,503	$42,908
Cash and liquid securities as a percentage of total assets	20.6%	13.6%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2021, or December 31, 2020. These lines of credit primarily provide short-term liquidity and in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at September 30, 2021.
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

The table below presents the funding requirements of our most significant financial commitments, excluding interest and purchase discounts, at the date indicated:

	Payments Due by Period
(Dollars in thousands) September 30, 2021	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
FHLB advances	$—	$—	$504	$256,557	$257,061
Time deposits	451,075	109,083	17,349	500	578,007
Subordinated debentures	—	—	—	160,826	160,826
Operating lease obligations	4,612	7,574	4,396	10,640	27,222
Overnight repurchase agreements with depositors	5,136	—	—	—	5,136
Limited partnership investments(1)	2,945	—	—	—	2,945
Low-income housing tax credits	2,393	199	308	406	3,306
Total contractual obligations	$466,161	$116,856	$22,557	$428,929	$1,034,503
____________________________
(1)These commitments represent amounts we are obligated to contribute to various limited partnership investments in accordance with the provisions of the respective limited partnership agreements. The capital contributions may be required at any time, and are therefore reflected in the Less than One Year category.
Credit-Related Commitments
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
The table below presents our commitments to extend credit by commitment expiration date for the date indicated:

	September 30, 2021
(Dollars in thousands)	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$658,244	$606,585	$259,463	$43,148	$1,567,440
Standby letters of credit	48,998	5,723	—	—	54,721
Total off-balance sheet commitments	$707,242	$612,308	$259,463	$43,148	$1,622,161
____________________________
(1)Includes $557.8 million of unconditionally cancellable commitments at September 30, 2021.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2021	$647,150
Net income	80,224
Other comprehensive income, net of tax	(13,777)
Dividends declared - common stock ($0.36 per share)	(8,465)
Other	535
Balance at September 30, 2021	$705,667
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
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. There were no stock repurchases during the second or third quarter of 2021. Prior to 2021, the Company had cumulatively repurchased an aggregate 330,868 common stock shares for a total purchase price of $10.8 million under the stock buyback program. As of September 30, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision" included in our 2020 Form 10-K, filed with the SEC for further information. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2021, and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well-capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well-capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as well-capitalized, an extended economic recession could adversely impact our reported and regulatory capital ratios.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	September 30, 2021		December 31, 2020
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$673,003	11.23%	$604,306	9.95%
Tier 1 capital (to risk-weighted assets)	682,403	11.38	613,682	10.11
Total capital (to risk-weighted assets)	893,412	14.90	837,058	13.79
Tier 1 capital (to average assets)	682,403	9.18	613,682	8.62

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$701,939	11.79%	$637,863	10.53%
Tier 1 capital (to risk-weighted assets)	701,939	11.79	637,863	10.53
Total capital (to risk-weighted assets)	834,307	14.01	782,503	12.92
Tier 1 capital (to average assets)	701,939	9.48	637,863	8.99

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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
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
The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk which includes an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.
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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	September 30, 2021
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	17.7%	(2.6)%
+300	12.5	(2.7)
+200	8.1	(1.4)
+100	3.7	(0.4)
Base
-100	(8.5)	(4.2)
-200	(15.6)	(1.1)
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
The following table shows the Company's monthly stock repurchases during the quarter ended September 30, 2021.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2021 - July 31, 2021	—	$—	—	$27,962
August 1, 2021 - August 31, 2021	—	—	—	27,962
September 1, 2021 - September 30, 2021	—	—	—	27,962
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On October 29, 2021, the Company entered into a second amendment (the "Amendment") to that certain existing loan agreement (the "Loan Agreement") initially executed on October 5, 2018, with NexBank (the "Lender"). Pursuant to the Amendment, the loan shall not exceed an aggregate principal of $100 million, consisting of the $50 million existing loan amount and any one or more potential incremental revolving loan commitments that the Lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. The loan is extended to the Company for working capital and general corporate purposes. The Lender has no obligation to agree to extend any incremental revolving loan or to increase the loan amount. The principal amounts borrowed under the Amendment will bear interest at a variable rate equal to the applicable Term SOFR for the then-current SOFR Interest Period plus 3.35%. The line of credit available to the Company under the Loan Agreement expires on October 28, 2022, or such date of the acceleration of the obligation pursuant to the Amendment, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. The Company may extend the maturity date to a date that is three hundred and sixty-four (364) days after the then-effective maturity date, no more than two times upon (i) delivery of a written request therefor to Lender at least thirty (30) days, but no more than (60) days, prior to the maturity date then in effect; and (ii) receipt by the Lender of a certificate of the Company dated the date of such request.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

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
Origin Bancorp, Inc.

Date:	November 3, 2021	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 3, 2021	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer