Form 10-K
period 2021-12-31
Origin Bancorp, Inc.
filed 2022-02-23
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $937.8 million as of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,748,748 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 16, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 27, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2021

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•business and economic conditions generally and in the financial services industry, nationally and within our local market areas, including the impact of supply-chain disruptions and labor pressures;
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
•the duration and impact of the coronavirus ("COVID-19") pandemic and efforts to contain its transmission, as well as the impact of the actions taken by governmental authorities to address the impact of COVID-19 on the United States economy, including, without limitation, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act") and any related future economic stimulus legislation;
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

Origin is a financial holding company headquartered in Ruston, Louisiana. Our wholly-owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to our clients and communities. We provide a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. We currently operate 44 banking centers from Dallas/Fort Worth and Houston, Texas across North Louisiana and into Mississippi. At December 31, 2021, we had total assets of $7.86 billion, total loans of $5.23 billion, total deposits of $6.57 billion and total stockholders' equity of $730.2 million.
We completed an initial public offering of our common stock in May 2018. Our common stock is listed on the Nasdaq Global Select Market under the symbol "OBNK."
We are committed to building unique client experiences through a strong culture, experienced leadership team and a focus on delivering unmatched customer service throughout Texas, Louisiana and Mississippi. Our success has been based on (1) a talented team of relationship bankers, executives and directors; (2) a diverse footprint with stable and growth-oriented markets; (3) differentiated and customized delivery and service; (4) our core deposit franchise and (5) an ability to significantly leverage our infrastructure and technology.
Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating three bank acquisitions, entering denovo into several expansion markets, expanding our product offerings in mortgage lending and servicing as well as in insurance and private banking. We have supported our markets by hiring a number of experienced in-market bankers and banking teams. To support our growth, we raised over $281.8 million of new Tier 1 capital since 2006, including proceeds from our initial public offering completed in May 2018, and in 2020, issued subordinated notes that are treated as Tier 2 capital for regulatory purposes. Through these efforts, we have successfully increased our market share in our key geographic markets.
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
Expanding Revenue Sources
We offer commercial and retail customers a wide range of products and services that provide us with a diversified revenue stream and help us to solidify customer relationships. We provide products and services that compete with large, national banks but with the personalized attention and responsiveness of a relationship-focused community bank. Our offerings include traditional retail deposits, treasury management, commercial deposits, mortgage origination and servicing, insurance, mobile banking and online banking. Our clients value our ability to provide the sophisticated products and services of larger banks, but with a local and agile decision-making process, a focus on building personal relationships, and a commitment to investing in the local economy and community. This allows us to build Origin Bank by focusing on low-cost core deposit relationships, high credit quality loans, and fee income generated by value-added services. It also allows us to develop strong relationships across industries, creating a diverse commercial loan portfolio.
We believe we have an attractive mix of loans and deposits. At December 31, 2021, our loans held for investment ("LHFI") portfolio was comprised of 39.8% commercial and industrial loans (including Paycheck Protection Program ("PPP") and mortgage warehouse loans), and 42.5% commercial real estate loans (including construction/land/land development). This focus on commercial lending increases the asset sensitivity of our balance sheet and provides potential growth opportunities. At December 31, 2021, approximately 32.9% of our deposits were noninterest-bearing demand deposits, and our cost of total deposits was 0.22% for the year ended December 31, 2021.
Our Markets
We currently operate in the markets of Dallas/Fort Worth and Houston, Texas, North Louisiana and Mississippi, all of which offer attractive combinations of diversity, growth and stability.
The Dallas/Fort Worth and Houston markets represent two of the largest and fastest-growing metropolitan areas in the country. These markets provide attractive economic environments and offer significant deposit and lending opportunities as they are home to many large and mid-size corporations across a wide range of industries that include healthcare, manufacturing, higher education, agriculture, energy, transportation and technology.
The North Louisiana markets offer a stable economic climate with lower costs associated with deposit gathering and our operational platform. Our footprint in Mississippi comprises areas of significant commercial investment and additional growth opportunities. We believe all of our markets throughout Texas, Louisiana and Mississippi provide favorable business climates and continued opportunity for growth.
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
We have grown our assets, deposits, and business primarily organically by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
A general discussion of the range of financial services we offer follows.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio at the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2021	2020
Owner occupied commercial real estate	$523,655	$460,524
Non-owner occupied commercial real estate	1,169,857	927,415
Total commercial real estate (1)	1,693,512	1,387,939
Owner occupied construction/land/land development	160,131	100,755
Non-owner occupied construction/land/land development	369,952	431,105
Total construction/land/land development	530,083	531,860
Residential real estate	909,739	885,120
Total real estate	3,133,334	2,804,919
PPP	105,761	546,519
Commercial and industrial	1,348,474	1,271,343
Mortgage warehouse lines of credit	627,078	1,084,001
Consumer loans	16,684	17,991
Total LHFI	$5,231,331	$5,724,773
____________________________
(1)Includes commercial real estate loans accounted at fair value at December 31, 2020.
Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years, with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary, secondary, and tertiary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry-specific trends and collateral. Commercial real estate loans have contributed interest income of $61.8 million and $59.1 million for the years ended December 31, 2021 and 2020, respectively, while construction/land/land development loans have contributed interest income of $21.9 million and $25.3 million for the years ended December 31, 2021 and 2020, respectively.
Consumer Loans and Residential Real Estate Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family, owner-occupied residential mortgage loans generally secured by property located in our primary market areas. The majority of our residential mortgage loans consist of loans secured by owner-occupied, single-family residences. These loans are underwritten by giving consideration to the borrower's ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans have contributed interest income of $67.1 million and $64.6 million for the years ended December 31, 2021 and 2020, respectively.
Mortgage Warehouse Loans. Mortgage warehouse loans are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. The loans are underwritten by the approved mortgage company using agency or investor guidelines. The loans are then committed to a secondary market investor and are primarily made up of agency-eligible conventional loans (Fannie Mae, Freddie Mac), government loans (Ginnie Mae, FHA loans, VA loans, USDA Rural Housing Development loans) and qualified jumbo loans. Mortgage warehouse loans have contributed interest income of $27.5 million and $22.3 million for the years ended December 31, 2021 and 2020, respectively.

Paycheck Protection Program Loans. We were a participating lender in the PPP established under the CARES Act and administered by the Small Business Administration (“SBA”) in 2020 and 2021. At December 31, 2021 and 2020, there were approximately $105.8 million and $546.5 million, respectively, in PPP loans outstanding, net of $3.0 million and $9.6 million, respectively, in net deferred loan fees. The majority of PPP loans have a maximum maturity of five years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the SBA if the borrower uses the proceeds to pay specified expenses. We believe that the vast majority of our PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
Credit Risks. The principal economic risk associated with each category of loans we make is the creditworthiness of the borrower and the ability of the borrower to repay the relevant loan. Borrower creditworthiness is affected by general economic conditions, including interest rates, inflation, and in the case of commercial borrowers, demand for the borrower's products and services, and other factors affecting the borrower's customers, suppliers and employees.
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
Lending Philosophy. Our lending philosophy is driven by our commitment to centralized underwriting for all loans, local market knowledge, long-term customer relationships and a conservative credit culture. To implement this philosophy, we have established various levels of authority and review, including our Credit Risk Management Group. In each loan review, we emphasize cash flow and secondary and tertiary repayment sources, such as guarantors and collateral. We generally avoid lending to highly cyclical industries and typically avoid making certain types of loans that we consider to be higher risk.
Lending Policies. We have established common documentation requirements and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. During 2021, credit relationships of $8.0 million or greater are generally presented to the corporate loan committee for approval or ratification of approval prior to committing to the loan. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank's board of directors reviews our lending policies and procedures at least annually. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. At December 31, 2021, Origin Bank's legal lending limit under the Louisiana Banking Law and Regulation O of the Board of Governors of the Federal Reserve System (the "Federal Reserve") was $204.1 million for secured loans to a single borrower, $81.6 million for unsecured loans to a single borrower and $127.9 million for loans to a single insider which represents 15% of the Bank's capital and surplus as required by regulation. At December 31, 2021, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, excluding mortgage warehouse lines of credit, based upon our internal risk rating of the relationship. Due to multiple sources of repayment, mortgage warehouse lines of credit, has a general in-house lending limit ranging between $30.0 million and $75.0 million to any one borrower,
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. At December 31, 2021, we held $6.57 billion of total deposits and have grown deposits at a compound annual growth rate of 18.8% since December 31, 2003. At December 31, 2021, 96.6% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. One area of focus has been to create a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.

Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans as well as the servicing of residential mortgage loans for others. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers in order to support our core banking strategy. Revenue from our mortgage banking activities was $12.9 million, $29.6 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Insurance
We offer a wide variety of commercial and personal property and casualty insurance products through our wholly-owned insurance subsidiaries. Davison Insurance Agency, LLC, doing business as Lincoln Agency, LLC (the "Lincoln Agency"), Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency ("Pulley-White"), Reeves, Coon & Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. With over 30 years of growth in the insurance industry and approximately 126 experienced professionals, our agencies have primary market locations across Louisiana, but also serve customers in Texas, Mississippi, Arkansas and other states across the United States. In December 2021, we acquired the remaining 62% interest in the Lincoln Agency, bringing our total ownership to 100% ownership. In addition, in December 2021, we acquired Pulley-White located in Bossier City, Louisiana., thereby solidifying our presence as one of the larger independent insurance agencies in North Louisiana. Insurance commission and fee income was $13.1 million, $12.7 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Competition
The banking business is highly competitive, and our profitability will depend in large part on our ability to compete with other banks and nonbank financial service companies located in our markets for lending opportunities, deposit funds, financial products, bankers and acquisition targets.
We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other financial service providers, such as money market funds, brokerage firms, consumer finance companies, asset-based nonbank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can.
Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Texas, Louisiana and Mississippi, including various national banks. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources
Our current number of full-time equivalent employees is 797, all of whom are the recipients of a variety of initiatives designed to retain, grow, and develop them. Please see the Human Capital Management section referenced as part of Corporate Governance in our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders for more information on Origin's human capital initiatives.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Recent Developments: COVID-19
The effects of the COVID-19 pandemic and the governmental and societal response to the virus, and its variants, negatively impacted overall economic conditions on an unprecedented scale during 2020, resulting in the shuttering of businesses and significant job loss, which continues to impact individuals, households and businesses in a multitude of ways, including excess liquidity and contributing to wide-spread supply chain shortages. A number of restrictive government initiatives designed to combat the effects of the COVID-19 pandemic have been eased on a national level and specifically in the Company's markets of Texas, Louisiana and Mississippi, allowing businesses to reopen in those states, which has bolstered commercial activity to some degree. To date, the U.S. Food and Drug Administration has approved several COVID-19 vaccines for deployment and distribution in the United States. However, a resurgence in infections, new variants, more infectious or deadly variants, or the lack of vaccine longevity or efficacy could cause possible reimplementation of new or additional restrictions at the national and local level to combat the COVID-19 pandemic. The duration and severity of the COVID-19 pandemic remains impossible to predict.
We have continued to meet our customers' needs while keeping the safety and well-being of our employees and customers as our top priority. We implemented a COVID-19 hotline and a temporary pandemic Paid Time Off Policy to assist our employees, and our offices and branches all remain open with all drive-thrus fully operational. In addition, we created an Infection Control Protocol in accordance with Centers for Disease Control guidance which has allowed us to ensure all employees can easily read and understand the steps that should be taken if there is a positive case of COVID-19 or a COVID-19 exposure. To allow for more normalized customer operations, we installed thermal kiosks for temperature checks at the entrance of each location and will evaluate any additional safety protocols as needed.
In March and April 2020, two relief bills were signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act was the creation of the $349 billion PPP, which provided for small business, including some of our customers, to receive forgivable SBA-backed loans to pay certain employee compensation and other basic expenses. The PPP/HCE Act included an additional $310 billion for PPP funding. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, provided additional funding for the PPP of approximately $284 billion and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for “second draw” PPP loans through March 31, 2021. Subsequent legislation expanded the eligibility criteria for both first and second draw PPP loans and extended the deadline to apply for PPP loans through May 31, 2021, among other things. In 2020, we established an SBA Paycheck Protection Program task force and funded $767.4 million in loans under these programs. As of December 31, 2021, 84.5% of these PPP loans have been forgiven by the SBA. We also have offered forbearance (90-day extensions) and modification agreements to our customers affected by the COVID-19 pandemic.
Additionally, in light of the volatility and disruptions in the capital and credit markets resulting from the COVID-19 pandemic and its negative impact on the economy, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we have adequate cash readily available to meet both expected and unexpected funding needs. Origin Bank completed an offering in February 2020 of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030, and the Company completed an offering in October 2020 of $80.0 million in aggregate principal amount of 4.50% fixed to floating rate subordinated notes due 2030.

There is significant ongoing uncertainty surrounding the course of the COVID-19 pandemic, including the possible implementation of new or additional restrictions on economic activity, effectiveness of the vaccines on COVID-19 and its variants, the magnitude and duration of the continued disruption to economic activity, particularly its impact on supply chain and the current human resource shortages, and how this disruption will continue to impact demand for our products and services. It is difficult to forecast specific performance targets or time frames while the effects of the COVID-19 pandemic continue to be felt. We are actively monitoring and responding to developments across our markets related to measures designed to stop the spread of COVID-19, including social, financial, legal, regulatory and governmental measures and the impact on our business, customers and employees.
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
Regulation and Supervision
General
The U.S. banking industry is highly regulated under federal and state law. Our growth and earnings performance will be affected by management decisions, general and local economic conditions, statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, Federal Deposit Insurance Corporation ("FDIC"), Louisiana Office of Financial Institutions, Consumer Financial Protection Bureau ("Bureau"), Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.
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
•repeal previous federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;
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
Even after the EGRRCPA modifications, the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. Provisions of the Dodd-Frank Act, and any future legislative or regulatory changes, may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new requirements. Failure to comply with any new requirements may negatively impact our results of operations and financial condition.

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
EGRRCPA exempts most banking organizations with less than $10 billion in total consolidated assets from the risk-based and leverage capital rules and the capital conservation buffer if they maintain a "community bank leverage ratio" ("CBLR") of Tier 1 capital to average total consolidated assets. In order to qualify for the CBLR exemption, a banking organization may not have off-balance sheet exposures totaling more than 25% of its assets or trading assets and liabilities totaling more than 5% of its assets. The CBLR is currently set at 9%. We have not elected to use the CBLR framework.
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
Acquisitions by Bank Holding Companies. We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In evaluating applications with respect to these transactions, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the Community Reinvestment Act (the "CRA")), the effectiveness of the parties in combating money laundering activities, and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Federal Reserve can deny an application based on the above criteria or other considerations. In addition, as a condition to receiving regulatory approval, the Federal Reserve can impose conditions on the acquirer or the business to be acquired, which may not be acceptable or, if acceptable, may reduce the benefit of a proposed acquisition.
Control Acquisitions. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval or non-objection prior to any person or company acquiring "control" of a bank holding company. Although "control" is based on all of the facts and circumstances surrounding the investment, control under the Bank Holding Company Act is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of the bank holding company, controls more than half of the board of directors, or is able to exercise a controlling influence over the management or policies of the company. Under the Change in Bank Control Act, control of a bank holding company is presumed to exist (subject to rebuttal) if the acquiring person or entity will own 10% or more of any class of voting securities immediately following the transaction and either no other person will hold a greater percentage of that class of voting securities after the acquisition or the bank holding company has publicly registered securities.
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
Scope of Permissible Activities. In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto. Permissible activities for a bank holding company include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage services. A bank holding company may also make an investment of up to 5% of any class of voting securities of any company that is otherwise a non-controlling investment.
A bank holding company may elect to become a financial holding company, as we have done, and may thereby engage in activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market-making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. A bank holding company may elect to be treated as a financial holding company if it is "well capitalized" and "well managed" and if each of its depository institution subsidiaries is "well capitalized" and "well managed," and has received a rating of not less than Satisfactory on each such institution's most recent examinations under the CRA. We rely on our financial holding company status to engage in insurance agency activities.
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

Bank Regulation
Origin Bank is a commercial bank chartered under the laws of the State of Louisiana and is a member of the Federal Reserve System. In addition, its deposits are insured by the FDIC to the maximum extent permitted by law. As a result, Origin Bank is subject to extensive regulation, supervision and examination by the Louisiana Office of Financial Institutions and the Federal Reserve. As an insured depository institution, the bank is subject to regulation by the FDIC in its capacity as deposit insurer, although the Federal Reserve is the Bank's primary federal regulator. Origin Bank is also subject to secondary oversight by state banking authorities in other states in which it maintains banking offices. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of Origin Bank. Origin Bank also is subject to consumer financial protection regulations that are promulgated by the Bureau.
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
To be well capitalized, a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. At December 31, 2021, Origin Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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
Bank Mergers. Section 18(c) of the Federal Deposit Insurance Act, known as the "Bank Merger Act," requires the written approval of a bank's primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the reviewing agency from approving a proposed merger transaction, the effect of which in any section of the country may be to substantially lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction, the effect of which would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the reviewing agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.
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
Restrictions on Transactions with Affiliates and Insiders. Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and the Federal Reserve's Regulation W, impose quantitative limits, qualitative standards and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the bank's capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of its capital stock and surplus, and (2) require that a broader set of affiliate transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be offered to a non-affiliate. The term "covered transaction" includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, and several other types of transactions.
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
Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization's federal supervisor may initiate enforcement action if the organization's incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, the capital conservation buffer described above would limit discretionary bonus payments to bank executives if the institution's regulatory capital ratios failed to exceed certain thresholds. The scope and content of the U.S. banking regulators' policies on executive compensation are continuing to develop and evolve. The agencies (together with certain other federal agencies) proposed a regulation in 2016 on incentive compensation (as required by the Dodd-Frank Act) but have not finalized it.

Deposit Insurance Assessments. FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank's assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 1.5 basis points to 30 basis points on insured deposits of small banks such as Origin Bank. An institution’s assessment rate is determined by a number of factors and metrics, including the weighted average of the institution’s CAMELS composite rating. The rate may be adjusted by the institution’s long-term unsecured debt and its brokered deposits. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund ("DIF") exceeds 2.0% and higher thresholds. The FDIC can also impose special assessments in certain instances. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Origin Bank may be required to pay higher FDIC insurance premiums.
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
Financial Modernization. Under the Gramm-Leach-Bliley Act, banks may establish financial subsidiaries to engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of Satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or additional restrictions. Such actions or restrictions could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of Satisfactory or better.
Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank may have a concentration in commercial real estate lending if (1) total reported loans for construction, land development, and other land represent 100.0% or more of total capital or (2) total commercial real estate loans represent 300.0% or more of the bank's total capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, the bank will be subject to further regulatory scrutiny with respect to its risk management practices for commercial real estate lending. At December 31, 2021, Origin Bank's total reported loans for construction, land development, and other land represented less than 100% of the bank's total capital, and its total commercial real estate loans represented less than 300% of the bank's total capital.

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
In addition, the Dodd-Frank Act created the Bureau, which has broad authority to regulate the offering and provision of consumer financial products. The Bureau has authority to promulgate regulations, issue orders, guidance, interpretations and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Origin Bank, will continue to be examined for consumer compliance, and subject to enforcement actions, by their primary federal regulator, in our case, the Federal Reserve. However, the Bureau may participate in examinations of these smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary federal regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau, and state attorneys general are permitted to enforce certain consumer protection rules adopted by the Bureau against certain institutions.
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
Anti-Money Laundering and OFAC. The Bank Secrecy Act requires banks and other financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The principal requirements for banks include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks, a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the Federal Reserve.

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
Privacy. Federal law and regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third-party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, Origin Bank is subject to certain state privacy laws.
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

Effect of Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the "discount window" and open market operations as directed by the Federal Open Market Committee. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.
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
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition, prospects or the value of, or return on, an investment in our common stock. You should carefully consider the risks described below, together with all other information included and incorporated by reference in this report, including our consolidated financial statements and the related notes contained in Item 8 of this report. We believe the risks described below are material to us as of the date of this report, but these risks are not the only risks that we face. Our business, financial condition, results of operations and prospects could also be affected by additional risks that apply to all financial services companies or companies operating in the United States and our specific geographic markets, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and prospects. If any of these risks actually occur, our business, results of operations, financial condition and prospects could be adversely affected. Further, to the extent that any of the information in this report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.
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
•We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions; and
•The market price of our common stock may be subject to substantial fluctuations.
Risks Related to Our Business
The COVID-19 pandemic and measures intended to prevent its spread have had and could continue to have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced certain sectors of economic activity. Efforts to contain the pandemic, including vaccinations, have made progress in reducing the impact of COVID-19 and some restrictions that were put in place to reduce the spread of the virus have relaxed. However, as new variants of the virus cause additional outbreaks, their impact cannot be predicted at this time and could depend on numerous factors, including the effectiveness of COVID-19 vaccines against the variants, the availability of effective vaccines in different parts of the world, vaccination rates among the population and the response by governmental bodies to the pandemic.
The United States and state and local governments have taken steps to attempt to mitigate some of the more severe economic effects of the virus, including Congress’s passage of the CARES Act and related stimulus legislation. For example, the CARES Act, which was enacted on March 27, 2020, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance, and the Consolidated Appropriations Act, 2021, extended some of these relief provisions in certain respects as well as provided other forms of relief.
Additionally, provisions of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and interagency guidance of the federal banking agencies, provide financial institutions the option to temporarily suspend requirements under United States generally accepted accounting principles ("U.S. GAAP") related to classification of certain loan modifications as troubled debt restructurings to account for the current and anticipated effects of COVID-19. Further, in response to the COVID-19 outbreak, the Federal Reserve implemented a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities have since expired. If economic conditions decline, the absence of these facilities and other legislative stimulus could have an adverse effect on the U.S. economy and ultimately on our business.
The full impact on our business activities as a result of these government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain. Origin Bank’s participation in the PPP could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Furthermore, the outbreak has adversely impacted, and is likely to further adversely impact, our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we have and may continue to experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
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
The spread of COVID-19 has caused us to modify our business practices, specifically developing work from home and social distancing plans for our employees. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the continuing spread and rise of new variants, the actions to contain the virus or treat its impact, the rollout and effectiveness of vaccination programs and the effectiveness of vaccines against new variants, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, there may continue to be seasonal resurgences and we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a continuing material impact on our results of operations and heighten many of our known risks described herein.

The discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to us.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the 1-month, 3-month, 6-month and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. At this time, it is not possible to predict the effect of these changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or whether the COVID-19 outbreak will have a further effect on LIBOR transition plans.
It is also not possible to predict the effect of any such alternative rates on the value of LIBOR-based securities or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Given LIBOR's extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions and could have a range of adverse effects on our business, financial condition and results of operations. Our commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. Among other products, at December 31, 2021, we had approximately $1.80 billion of loans indexed to LIBOR. Our products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, litigation, reputational or compliance risks to us.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, swaps and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. All Origin notes contain fallback language that allows us to replace the index in the event LIBOR becomes unavailable, or unascertainable, ceases to be published or is otherwise unreliable. Such replacement is to be determined by Origin in our sole discretion and can include an effective adjustment to the spread, if deemed necessary by us. In addition, Origin Bank has reviewed various instruments' contracts and any inadequate fallback language may result in issues establishing an alternative index and adjusting the margin as applicable. We continue to monitor this activity and evaluate the related risks. In addition, in light of the FCA's announced schedule for the cessation of LIBOR, we will need to renegotiate credit agreements executed prior to the addition of the LIBOR fallback language and extending beyond June 30, 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with SOFR or another new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. U.S. federal banking agencies expect banking organizations to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. Origin suspended the utilization of LIBOR as an index for new and renewed loans and instrument contracts as of December 31, 2021.

We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
As of December 31, 2021, our total assets were $7.86 billion. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the United States Consumer Financial Protection Bureau with respect to various federal consumer financial laws; subject to limits on debit interchange fees pursuant to Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment; eligible for potentially a smaller dividend on holdings of Federal Reserve Bank stock; subject to the Volcker Rule’s limitations on proprietary trading and investments or sponsorship in covered funds; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; subject to the large bank assessment methodology for calculating FDIC insurance premiums; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, among other things, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.
We will become subject to reduced debit interchange income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
Debit card interchange fee restrictions set forth in the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year end. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Moreover, our loss of eligibility under the exemption for small issuers could adversely affect or reduce our ability to maintain certain of our fee-sharing prepaid card partnerships, which have the right to terminate our agreement with respect to certain financial services under such circumstances.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. If the overall economic climate in the U.S., generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower's ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.
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
Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Uncertainty about the federal fiscal policymaking process, and the medium and long-term fiscal outlook of the federal government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio and we are unable to predict changes in market interest rates. Additionally, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, such as the outbreak of COVID-19, which has and continues to spread significantly in the United States. Any outbreak of disease pandemics and other adverse public health developments could further have an adverse effect on our business operations and could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers' businesses and results of operations. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans and result in loan and other losses.
Real estate values in many Texas, Louisiana and Mississippi markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. At December 31, 2021, $3.13 billion, or 59.9%, of our total LHFI was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.
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
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third-party providers. Our facilities and systems, and those of our third-party service providers, may be vulnerable to threats to data security, security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals intent on committing cyber-crime. Our controls and protections and those of our vendors could prove inadequate. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of the Company. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted.
Cyber-security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. For example, a final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect the Company's profitability.
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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in the Interstate 20 Corridor between the Dallas/Fort Worth metropolitan area and Jackson, Mississippi, as well as in Houston, Texas. At December 31, 2021, 55.3% of our total loans (by dollar amount), excluding mortgage warehouse lines of credit, were made to borrowers who reside or conduct business in Texas, 28.6% attributable to Louisiana and 9.7% attributable to Mississippi, and substantially all of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. At December 31, 2021, our non-owner-occupied commercial real estate loans totaled $1.17 billion, or 22.4%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
At December 31, 2021, approximately $1.35 billion, or 25.8%, of our total loans were commercial and industrial loans, excluding PPP loans, to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. At December 31, 2021, the size of our average loan held for investment was approximately $307,093. Further, at December 31, 2021, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 15.2% of our outstanding loan portfolio, and 11.5% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
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
We operate in the highly competitive banking industry and face significant competition for customers from bank and nonbank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.
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
Although we plan to continue to grow our business organically, we may, from time to time, consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:
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
The markets in which we operate are susceptible to hurricanes and other natural disasters, adverse weather and climate change effects, which could result in a disruption of our operations and increases in loan losses.
A significant portion of our business is generated from markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, which may grow more severe as a result of climate change. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, climate change or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that could have an adverse effect on our business, financial condition and results of operations.

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
Historically, we have originated whole mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2021, 2020 or 2019.
Interest rate shifts could reduce net interest income.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Repricing gap analysis compares risk sensitive assets (“RSAs”) to rate sensitive liabilities (“RSLs”) to determine asset or liability sensitivity. At December 31, 2021, our one year cumulative RSAs exceeded our cumulative RSLs by $364.3 million, representing a cumulate gap to total assets of 4.66%. Our interest sensitivity profile was asset sensitive at December 31, 2021, meaning that we estimate our net interest income would increase from rising interest rates and decline with falling interest rates.
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
As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights on unpaid principal balances of $1.87 billion at December 31, 2021. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our entire residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. At December 31, 2021, our mortgage servicing rights had a fair value of $16.2 million, compared to $13.7 million at December 31, 2020. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.
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
At December 31, 2021, the fair value of our portfolio of available for sale investment securities was approximately $1.50 billion, which included a net unrealized gain of approximately $7.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
Ensuring that we have adequate disclosure controls and procedures, including internal control over financial reporting, in place so that we can produce accurate financial statements on a timely basis, is costly and time-consuming and needs to be re-evaluated frequently. Under applicable law, we must provide annual management assessments of the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective. In the future, our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC, for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any deficiencies in our internal control over financial reporting may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, and we may suffer adverse regulatory consequences or violate applicable listing standards. In addition, if we fail to achieve and maintain the adequacy of our internal control over financial reporting, we could experience a loss of investor confidence in the reliability of our financial statements.
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
We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not stockholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Origin Bank can pay to us, and that we can pay to our stockholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than U.S. GAAP alone would generally require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions.
Increased regulatory capital requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If Origin Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the Federal Reserve. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to exceed the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. Even if we meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital.
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
The deposits of Origin Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.
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
Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future. We are dependent on dividends from the Bank to meet our financial obligations and pay dividends to our stockholders.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely at any time without notice to our stockholders. Our ability to pay dividends may also be limited on account of our outstanding indebtedness as we generally must make payments on our junior subordinated indebtedness and our outstanding indebtedness before any dividends can be paid on our common stock.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
At December 31, 2021, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operated through 44 banking centers in Texas, Louisiana and Mississippi. At December 31, 2021, our primary offices outside of Louisiana were located in Dallas, Texas, Houston, Texas and Ridgeland, Mississippi. At December 31, 2021, Origin Bank owned its main office building and 25 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, terms of which range from month to month to 17 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.

At December 31, 2021, our insurance holdings operated through 14 leased offices primarily located in Louisiana.
Item 3.    Legal Proceedings
We are subject to various legal actions that arise from time to time in the ordinary course of business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, at this time, management does not expect any such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may materially adversely affect our reputation, even if resolved in our favor.
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
At January 25, 2022, there were approximately 3,260 holders of record of our common stock as reported by our transfer agent.
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
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq U.S. Benchmark Banks TR Index for the period beginning on May 9, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "OBNK", through December 31, 2021. The following reflects index values as of close of trading, assumes $100.00 invested on May 9, 2018, in our common stock, the Nasdaq Composite Index, and the Nasdaq U.S. Benchmark Banks TR Index and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance. Both the SNL Index for U.S.Banks with total assets between $1.0 billion and $5.0 billion and the SNL Index for U.S. Banks with total assets between $5.0 billion and $10.00 billion that were disclosed in the graph referenced below in our Annual Report on Form 10-K for the year ended December 31, 2020, have been discontinued and are no longer available.

	May 9, 2018	Jun 30, 2018	Dec 31, 2018	Jun 30, 2019	Dec 31, 2019	Jun 30, 2020	Dec 31, 2020	Jun 30, 2021	Dec 31, 2021
Origin Bancorp, Inc.	$100.00	$120.51	$100.48	$97.49	$112.41	$65.87	$83.80	$128.80	$131.00
Nasdaq Composite Index	100.00	102.32	90.40	109.08	122.24	137.04	175.34	197.60	213.15
Nasdaq U.S. Benchmark Banks TR Index	100.00	95.3	81.39	94.85	111.66	73.29	97.37	126.7	133.69
Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
In July 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $40 million of our outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program was initially approved for a period of 36 months, but may be extended, terminated or amended by our board of directors.
At December 31, 2021, there remained approximately $28.0 million of capacity under the stock buyback program. The following table summarizes the Company's stock repurchase activity for the year ended December 31, 2021.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
Total first quarter 2021	37,568	$33.42	37,568	$27,962
Total second quarter 2021	—	—	—	27,962
Total third quarter 2021	—	—	—	27,962
Total fourth quarter 2021	—	—	—	27,962
Total 2021	37,568	$33.42	37,568	$27,962
Item 6.     [Reserved]

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
Discussion in this Form 10-K includes results of operations and financial condition for 2021 and 2020 and year-over-year comparisons between 2021 and 2020. For discussion on results of operations and financial condition pertaining to 2020 and 2019 and year-over-year comparisons between 2020 and 2019, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.
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
Allowance for Credit Losses. Effective January 1, 2020, we adopted the current expected credit losses methodology ("CECL") for estimating allowances for credit losses, resulting in a change to the reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. As a result, we recognized a one-time, after-tax cumulative effect adjustment of $760,000 to retained earnings at the beginning of the first quarter of 2020, increasing the allowance for credit losses by approximately $1.2 million and decreasing the off-balance sheet reserve by $381,000.
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The amount of the allowance for loan credit losses is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of allowance for loan credit losses, it could materially and adversely affect our earnings. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are charged against the allowance for credit losses when management believes the loss is confirmed.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay the regulatory capital impact for up to two years (beginning January 1, 2020), followed by a three-year transition period. We elected to use the two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020 through December 31, 2021) followed by the three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024), and, accordingly, we will begin to amortize the CECL adoption impact to our regulatory capital beginning on January 1, 2022. Given the small size of the CECL adoption impact the amortization is not expected to significantly affect our regulatory capital.
Mortgage Servicing Rights. We recognize the rights to service mortgage loans based on the estimated fair value of the Mortgage Servicing Right ("MSR") when loans are sold and the associated servicing rights are retained. We elected to account for the MSR at fair value.
The fair value of the MSR is determined using a valuation model administered by a third-party that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees. Management reviews all significant assumptions quarterly. Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly-owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to its clients and communities. We provide a broad range of financial services to businesses, municipalities, high net-worth individuals and retail clients. We currently operate 44 banking centers located from Dallas/Fort Worth and Houston, Texas, across North Louisiana and into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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

Results of Operations
Selected income statement data, returns on average assets and average equity for the comparable periods were as follows:

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
	2021	2020	2019
Net income	$108,546	$36,357	$53,882
Pre-tax, pre-provision earnings ("PTPP")(1)	121,666	104,253	76,116

Financial ratios:
Return on average assets (2)	1.45%	0.56%	1.06%
Return on average equity (2)	15.79	5.82	9.27
____________________________
(1)PTPP earnings and tangible book value per common share, are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to their comparable U.S. GAAP measures, please see "Non-GAAP Financial Measures in Item 7 of this report.
(2)All average balances are calculated using average daily balances.

Net Interest Income and Net Interest Margin
Net interest income for the year ended December 31, 2021, was $216.3 million, an increase of $24.7 million over the year ended December 31, 2020. The increase was primarily due to a $13.7 million reduction in total deposit interest expenses, coupled with increases of $9.4 million, $5.2 million and $4.2 million in interest income from PPP loans, mortgage warehouse lines of credit and investment securities, respectively. These increases were partially offset by a decrease of $6.9 million in interest earned on commercial and industrial, excluding PPP loans, coupled with an increase of $3.2 million of interest expense on our subordinated indebtedness, during the year ended December 31, 2021, compared to the year ended December 31, 2020.
Deposit interest expense decreased to $13.4 million during the year ended December 31, 2021, compared to $27.2 million during the year ended December 31, 2020, primarily due to a reduction in deposit rates during the intervening 12-month period. The average rate paid on savings and interest-bearing transaction accounts was 0.24% for the year ended December 31, 2021, down from 0.52% for the year ended December 31, 2020, accounting for $10.2 million of the decrease in interest expense from the year ended December 31, 2020. The average rate on time deposits decreased to 0.75% for the year ended December 31, 2021, down from 1.62% for the year ended December 31, 2020, providing an additional decrease of $5.3 million in interest expense. These two rate-driven interest expense declines were partially offset by a $3.9 million increase in interest expense due to an increase in the average balance of savings and interest-bearing transaction accounts when comparing the year ended December 31, 2021, to the year ended December 31, 2020.
PPP loans, which we began funding in the second quarter of 2020, contributed a $9.6 million increase in interest income due to an increase in yield during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily as a result of the SBA forgiveness process and the recognition of deferred loan fees as the loans were forgiven. Interest income earned on mortgage warehouse lines of credit increased by $5.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher average mortgage activity driven by the low interest rate environment, coupled with additional mortgage warehouse clients being on-boarded and funding loans. Interest income earned on investment securities increased by $4.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a shift in balance sheet composition as liquidity surged primarily due to increases in deposits and to declines in PPP and mortgage warehouse lines of credit ending loan balances and was redeployed into investment securities. Interest income earned on investment securities increased $9.3 million primarily due to higher average balances of investment securities, partially offset by a $5.1 million decrease in interest income earned on investment securities due to declines in average yields, compared to the year ended December 31, 2020. Interest income earned on commercial and industrial loans, excluding PPP loans, decreased $6.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the impact of lower yields. The $3.2 million increase in interest paid on subordinated indebtedness was primarily due to the issuance of $70.0 million and $80.0 million, in February 2020 and October 2020, respectively, in aggregate principal amount of subordinated notes.

The fully tax-equivalent net interest margin was 3.10% for the year ended December 31, 2021, an eight basis point decrease from the year ended December 31, 2020. The yield earned on interest-earning assets for the year ended December 31, 2021, was 3.42%, a 33 basis point decrease from 3.75% for the year ended December 31, 2020. This decrease was partially offset by the decrease in interest rates paid on interest-bearing deposits. The rate paid on total interest-bearing liabilities for the year ended December 31, 2021, was 0.54%, representing a decrease of 35 basis points compared to 0.89% for the year ended December 31, 2020. The margin compression we experienced since the year ended December 31, 2020, was partially caused by decreasing loan yields driven by declining short-term interest rates during the end of 2020 and early to mid-2021, coupled with increasing liquidity as PPP loan balances were paid down through the SBA's forgiveness process and mortgage warehouse loan balances continued to normalize.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,501,890	$61,804	4.12%	$1,322,477	$59,059	4.47%	$1,247,941	$64,214	5.15%
Construction/land/land development	528,618	21,914	4.15	554,038	25,255	4.56	505,795	27,918	5.52
Residential real estate	916,039	37,045	4.04	769,838	34,147	4.44	661,581	32,634	4.93
PPP	380,894	19,145	5.03	388,736	9,759	2.51	—	—	—
Commercial and industrial excl. PPP	1,246,183	47,919	3.85	1,321,912	54,860	4.15	1,324,002	68,991	5.21
Mortgage warehouse lines of credit	753,588	27,470	3.65	574,837	22,320	3.88	212,733	10,698	5.03
Consumer	16,764	972	5.80	18,707	1,195	6.39	20,809	1,426	6.85
LHFI	5,343,976	216,269	4.05	4,950,545	206,595	4.17	3,972,861	205,881	5.18
Loans held for sale	68,917	2,512	3.65	82,178	2,519	3.07	29,656	1,018	3.43
Loans receivable	5,412,893	218,781	4.04	5,032,723	209,114	4.16	4,002,517	206,899	5.17
Investment securities-taxable	899,532	14,555	1.62	536,816	11,302	2.11	469,100	11,975	2.55
Investment securities-non-taxable	280,157	6,337	2.26	214,224	5,428	2.53	102,258	3,327	3.25
Non-marketable equity securities held in other financial institutions	48,970	1,181	2.41	42,782	1,055	2.47	46,233	1,421	3.07
Interest-bearing deposits in banks	418,034	802	0.19	276,423	1,803	0.65	145,090	3,460	2.38
Total interest-earning assets	7,059,586	241,656	3.42	6,102,968	228,702	3.75	4,765,198	227,082	4.77
Noninterest-earning assets(2)	411,341			339,560			327,773
Total assets	$7,470,927			$6,442,528			$5,092,971

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,640,713	$8,842	0.24%	$2,904,587	$15,215	0.52%	$2,098,393	$27,330	1.30%
Time deposits	607,742	4,576	0.75	735,297	11,935	1.62	827,720	17,386	2.10
Total interest-bearing deposits	4,248,455	13,418	0.32	3,639,884	27,150	0.75	2,926,113	44,716	1.53
FHLB advances & other borrowings	337,076	4,654	1.38	468,974	5,895	1.26	426,995	8,097	1.90
Subordinated indebtedness	157,304	7,332	4.66	88,358	4,121	4.66	9,658	557	5.69
Total interest-bearing liabilities	4,742,835	25,404	0.54	4,197,216	37,166	0.89	3,362,766	53,370	1.59
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,905,045			1,499,936			1,054,903
Other liabilities(2)	135,399			120,796			94,357
Total liabilities	6,783,279			5,817,948			4,512,026
Stockholders' Equity	687,648			624,580			580,945
Total liabilities and stockholders' equity	$7,470,927			$6,442,528			$5,092,971
Net interest spread			2.88%			2.86%			3.18%
Net interest income and margin		$216,252	3.06		$191,536	3.14		$173,712	3.65
Net interest income and margin - (tax equivalent)(3)		$219,155	3.10		$194,196	3.18		$175,814	3.69
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.

(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $53.9 million, $37.7 million and $26.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 9 - Mortgage Banking in the notes to our consolidated financial statements.
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

	Year Ended December 31, 2021 vs. Year Ended December 31, 2020
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$8,012	$(5,267)	$2,745
Construction/land/land development	(1,159)	(2,182)	(3,341)
Residential real estate	6,485	(3,587)	2,898
PPP	(197)	9,583	9,386
Commercial and industrial excl. PPP	(2,960)	(3,981)	(6,941)
Mortgage warehouse lines of credit	6,940	(1,790)	5,150
Consumer	(124)	(99)	(223)
Loans held for sale	(407)	400	(7)
Loans receivable	16,590	(6,923)	9,667
Investment securities-taxable	7,637	(4,384)	3,253
Investment securities-non-taxable	1,670	(761)	909
Non-marketable equity securities held in other financial institutions	153	(27)	126
Interest-bearing deposits in banks	924	(1,925)	(1,001)
Total interest-earning assets	26,974	(14,020)	12,954
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	3,856	(10,229)	(6,373)
Time deposits	(2,070)	(5,289)	(7,359)
FHLB advances & other borrowings	(1,658)	417	(1,241)
Subordinated indebtedness	3,216	(5)	3,211
Total interest-bearing liabilities	3,344	(15,106)	(11,762)
Net interest income	$23,630	$1,086	$24,716

	Year Ended December 31, 2020 vs. Year Ended December 31, 2019
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,835	$(8,990)	$(5,155)
Construction/land/land development	2,663	(5,326)	(2,663)
Residential real estate	5,340	(3,827)	1,513
PPP	9,759	—	9,759
Commercial and industrial excl. PPP	10,388	(24,519)	(14,131)
Mortgage warehouse lines of credit	18,211	(6,589)	11,622
Consumer	(144)	(87)	(231)
Loans held for sale	1,804	(303)	1,501
Loans receivable	51,856	(49,641)	2,215
Investment securities-taxable	1,729	(2,402)	(673)
Investment securities-non-taxable	3,642	(1,541)	2,101
Non-marketable equity securities held in other financial institutions	(106)	(260)	(366)
Interest-bearing deposits in banks	3,132	(4,789)	(1,657)
Total interest-earning assets	60,253	(58,633)	1,620
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	10,500	(22,615)	(12,115)
Time deposits	(1,941)	(3,510)	(5,451)
FHLB advances & other borrowings	1,146	(3,024)	(1,878)
Securities sold under agreements to repurchase	(202)	(122)	(324)
Junior subordinated debentures	4,475	(911)	3,564
Total interest-bearing liabilities	13,978	(30,182)	(16,204)
Net interest income	$46,275	$(28,451)	$17,824

Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan losses, off-balance sheet commitments and investment security credit losses, is based on management's assessment of the adequacy of our allowance for credit losses ("ACL") for loans, securities and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of life of loan credit losses inherent in our loan portfolio at the balance sheet date, investment security credit losses and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.
We recorded a provision for credit loss benefit of $10.8 million for the year ended December 31, 2021, a $70.7 million decrease from a provision expense of $59.9 million for the year ended December 31, 2020. The decrease in provision expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, reflects an improvement in forecasted economic conditions compared to worsening forecasted economic conditions experienced during the year ended December 31, 2020. Net charge-offs were $11.3 million during the year ended December 31, 2021, compared to net charge-offs of $11.1 million during the year ended December 31, 2020. Our allowance for loan credit losses was 1.23% of total LHFI at December 31, 2021, compared to 1.51% at December 31, 2020. The allowance for loan credit losses as a percentage of nonperforming LHFI was 259.35% at December 31, 2021, compared to 331.45% at December 31, 2020.
Pursuant to rules promulgated by the federal banking agencies, we elected to use a two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020 through December 31, 2021) followed by a three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024) and, accordingly, we will begin to amortize the CECL adoption impact to our regulatory capital beginning on January 1, 2022. Given the small size of the CECL adoption impact the amortization is not expected to significantly affect our regulatory capital.
While economic forecasts have improved, uncertainty remains due to risks related to the resurgence or lingering effects of COVID-19, rising inflation and labor pressures, as well as continued global supply-chain disruptions that could cause an increase in our provision for loan credit losses in the future.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
Noninterest income:	2021	2020	2019	$ Change	% Change	$ Change	% Change
Service charges and fees	$15,049	$12,998	$13,859	$2,051	15.8%	$(861)	(6.2)%
Mortgage banking revenue	12,927	29,603	12,309	(16,676)	(56.3)	17,294	140.5
Insurance commission and fee income	13,098	12,746	12,177	352	2.8	569	4.7
Gain on sales of securities, net	1,748	580	20	1,168	N/M	560	N/M
Loss on sales and disposals of other assets, net	(185)	(1,213)	(333)	1,028	84.7	(880)	N/M
Limited partnership investment income (loss)	5,701	78	(6)	5,623	N/M	84	N/M
Swap fee income	814	2,546	2,185	(1,732)	(68.0)	361	16.5
Other fee income	2,879	2,253	1,490	626	27.8	763	51.2
Other income	10,162	5,061	4,777	5,101	100.8	284	5.9
Total noninterest income	$62,193	$64,652	$46,478	$(2,459)	(3.8)	$18,174	39.1

____________________________
N/M = Not meaningful.
Noninterest income for the year ended December 31, 2021, decreased by $2.5 million, or 3.8%, to $62.2 million, compared to $64.7 million for the year ended December 31, 2020, and was largely driven by decreases of $16.7 million and $1.7 million in mortgage banking revenue and swap fee income, respectively. The decreases were partially offset by increases of $5.6 million, $5.1 million, $2.1 million and $1.2 million, in limited partnership investment income, other noninterest income, service charges and fees income, and gain on sales of securities, respectively, combined with a $1.0 million decrease in loss on sales and disposals of other assets, net.
Service charges and fees. The $2.1 million increase in service charges and fees income was primarily driven by an increase of $1.3 million in debit interchange fees due to an increase in debit card transactions by customers during the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Mortgage banking revenue. The $16.7 million decrease in mortgage banking revenue compared to the year ended December 31, 2020, was primarily due to decreases of $14.2 million and $2.2 million in the mortgage held for sale and pipeline fair value adjustment, and gain on sale of loans sold, respectively, primarily as a result of a 29% decline in the volume of the loans originated for sale, as well as declines in gain on sale margins of 23 basis points.
Gains on sales of securities, net. The $1.2 million increase in gain on sales of securities, net, was the result of the movement out of positions in lower-yielding securities. We used the funds generated from the sale of the securities to prepay relatively high-cost FHLB advances.
Loss on sales and disposals of other assets, net. The $1.0 million decrease in loss on sales and disposals of other assets, net was primarily due to the decline in value and subsequent write-down of two commercial real estate owned properties during the year ended December 31, 2020. No similar transactions occurred during the year ended December 31, 2021.
Limited partnership investment income. The $5.6 million increase in the limited partnership investment income during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to valuation increases as a result of investment performance in limited partnership funds.
Swap fee income. The $1.7 million decrease in swap fee income was due to higher volume of back-to-back swaps executed with commercial customers during the year ended December 31, 2020, driven by the low market rate environment during that period.
Other noninterest income. The $5.1 million increase in other noninterest income was primarily due to the Company's acquisition of the remaining 62% equity interest in the Lincoln Agency. The Company remeasured the previously held 38% equity method investment in the Lincoln Agency to its fair value, resulting in recognition of a gain of $5.2 million in other noninterest income.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
Noninterest expense:	2021	2020	2019	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$93,026	$91,105	$88,974	$1,921	2.1%	$2,131	2.4%
Occupancy and equipment, net	17,347	17,022	16,759	325	1.9	263	1.6
Data processing	9,117	8,321	6,961	796	9.6	1,360	19.5
Electronic banking	3,563	3,686	3,441	(123)	(3.3)	245	7.1
Communications	1,574	1,767	2,098	(193)	(10.9)	(331)	(15.8)
Advertising and marketing	3,438	3,710	3,808	(272)	(7.3)	(98)	(2.6)
Professional services	3,644	3,975	3,577	(331)	(8.3)	398	11.1
Regulatory assessments	2,904	3,826	1,694	(922)	(24.1)	2,132	125.9
Loan-related expenses	7,688	6,316	4,174	1,372	21.7	2,142	51.3
Office and operations	6,399	5,624	6,674	775	13.8	(1,050)	(15.7)
Intangible asset amortization	844	1,060	1,321	(216)	(20.4)	(261)	(19.8)
Franchise tax expense	2,538	2,186	2,160	352	16.1	26	1.2
Other expenses	4,697	3,337	2,433	1,360	40.8	904	37.2
Total noninterest expense	$156,779	$151,935	$144,074	$4,844	3.2	$7,861	5.5
Noninterest expense for the year ended December 31, 2021, increased by $4.8 million, or 3.2%, to $156.8 million, compared to $151.9 million for the year ended December 31, 2020. The increase was primarily due to increases of $1.9 million, $1.4 million and $1.4 million in salaries and employee benefits expenses, loan-related expenses and other noninterest expense, respectively.
Salaries and employee benefits. The $1.9 million increase in salaries and employee benefits expenses was primarily driven by increases of $2.1 million and $1.4 million in employee salaries and incentive compensation bonus, respectively, during the year ended December 31, 2021, which were partially offset by a $1.0 million decrease in commission expense. The increase in employee salaries was mainly driven by an increase of 17 full-time equivalent employees during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in incentive compensation bonus is primarily due to the growth in loan production during the year ended December 31, 2021. The decrease in commission expense is mainly due to the decline in mortgage origination volume during the year ended December 31, 2021.
Loan-related expenses. The increase in loan-related expenses was primarily driven by an increase of $1.5 million in the loan-related legal fees.
Other noninterest expense. The increase in other noninterest expense was due to prepayment fees of $1.6 million incurred related to the early termination of long-term FHLB advances during the year ended December 31, 2021. We terminated the advances early due to the relatively high cost of the funding using the proceeds from the sale of underperforming investment securities as referenced under "Gain on sales of securities, net" above.
Income Tax Expense
For the year ended December 31, 2021, we recognized income tax expense of $23.9 million, compared to $8.0 million for the year ended December 31, 2020. Our effective tax rate was 18.0% for both the years ended December 31, 2021 and 2020.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at December 31, 2021 and 2020, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.

Comparison of Financial Condition at December 31, 2021, and December 31, 2020
General
Total assets increased by $233.0 million, or 3.1%, to $7.86 billion at December 31, 2021, from $7.63 billion at December 31, 2020. The increase was primarily attributable to increases of $480.6 million and $255.6 million in total securities and interest-bearing deposits in banks, respectively, which was partially offset by a $493.4 million decrease in LHFI for the comparable periods.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At December 31, 2021, 82.3% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	December 31, 2021		December 31, 2020		2021 vs. 2020
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (1)	$1,693,512	32.4%	$1,387,939	24.2%	$305,573	22.0%
Construction/land/land development	530,083	10.1	531,860	9.3	(1,777)	(0.3)
Residential real estate	909,739	17.4	885,120	15.5	24,619	2.8
Total real estate	3,133,334	59.9	2,804,919	49.0	328,415	11.7
PPP	105,761	2.0	546,519	9.5	(440,758)	(80.6)
Commercial and industrial	1,348,474	25.8	1,271,343	22.3	77,131	6.1
Mortgage warehouse lines of credit	627,078	12.0	1,084,001	18.9	(456,923)	(42.2)
Consumer	16,684	0.3	17,991	0.3	(1,307)	(7.3)
Total LHFI	$5,231,331	100.0%	$5,724,773	100.0%	$(493,442)	(8.6)%
___________________________
(1)Includes $17.0 million of commercial real estate loans for which the fair value option was elected at December 31, 2020. There were no loans for which the fair value option was elected at December 31, 2021.

At December 31, 2021, total LHFI were $5.23 billion, a decrease of $493.4 million, or 8.6%, compared to $5.72 billion at December 31, 2020. The decrease primarily reflected declines of $456.9 million in mortgage warehouse lines of credit and $440.8 million in PPP loans, primarily due to record high mortgage warehouse lines of credit production during fiscal year 2020 and PPP loan forgiveness from the SBA, respectively. Mortgage warehouse lines of credit loan balances have fallen within our expected range of 10% to 12% of total LHFI at December 31, 2021. Total LHFI at December 31, 2021, excluding PPP and mortgage warehouse lines of credit, were $4.50 billion, reflecting an increase of $404.2 million, or 9.9%, compared to December 31, 2020. Our lending focus is on operating companies, including commercial loans and lines of credit as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Under the CARES Act, Congress allocated funds to the PPP, which was designed to provide short-term loans to certain qualifying businesses that retained employees during the COVID-19 pandemic. These loans, totaling $105.8 million with $3.0 million in unearned net deferred loan fees for the Company at December 31, 2021, have a maximum maturity of five years, bear a fixed rate of interest at one percent for the entire term, and as of December 31, 2021, approximately 84.5% of our total PPP loans granted have been forgiven under this program.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at December 31, 2021. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	December 31, 2021
(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate:
Commercial real estate	$278,858	$1,024,264	$390,390	$1,693,512
Construction/land/land development	131,770	332,913	65,400	530,083
Residential real estate loans	74,183	365,793	469,763	909,739
Total real estate	484,811	1,722,970	925,553	3,133,334
Commercial and industrial loans	518,970	851,613	83,652	1,454,235
Mortgage warehouse lines of credit	627,078	—	—	627,078
Consumer loans	4,993	10,415	1,276	16,684
Total LHFI	$1,635,852	$2,584,998	$1,010,481	$5,231,331

Amounts with fixed rates	$338,303	$1,490,507	$378,056	$2,206,866
Amounts with variable rates	1,297,549	1,094,491	632,425	3,024,465
Total	$1,635,852	$2,584,998	$1,010,481	$5,231,331
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale.
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when contractual payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers' financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
While economic forecasts have improved, uncertainty remains due to risks related to the resurgence or lingering effects of COVID-19, rising inflation and labor pressures, as well as continued global supply-chain disruptions that could cause an increase in nonperforming loans in future periods.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	December 31,
Nonperforming LHFI:	2021	2020
Commercial real estate	$512	$3,704
Construction/land/land development	338	2,962
Residential real estate	11,647	6,530
Commercial and industrial	12,306	12,897
Consumer	100	56
Total nonperforming LHFI	24,903	26,149
Nonperforming loans held for sale	1,754	681
Total nonperforming loans	26,657	26,830
Other real estate owned:
Commercial real estate, construction/land/land development	1,279	266
Residential real estate	180	1,318
Total other real estate owned	1,459	1,584
Other repossessed assets owned	401	343
Total repossessed assets owned	1,860	1,927
Total nonperforming assets	$28,517	$28,757
Troubled debt restructuring loans - nonaccrual	$4,064	$5,671
Troubled debt restructuring loans - accruing	2,763	3,314
Total LHFI	5,231,331	5,724,773
Ratio of nonperforming LHFI to total LHFI	0.48%	0.46%
Ratio of nonperforming assets to total assets	0.36	0.38
At December 31, 2021, total nonperforming LHFI decreased by $1.2 million, or 4.8%, from December 31, 2020, primarily due to reductions in most nonperforming LHFI loan categories, except for residential real estate, which represented 160 loans with an average loan balance of $73,000, and reflected a $5.1 million increase year over year. Please see Note 4 - Loans to our consolidated financial statements contained in Item 8 of this report for more information on nonperforming loans.

Potential Problem Loans
From a credit risk standpoint, we classify loans using risk grades which fall into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent or expected in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. While potentially weak, no loss of principal or interest is envisioned, and these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower might be in jeopardy.
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have no expectation of the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2021, is included in Note 4 - Loans to our consolidated financial statements contained in Item 8 of this report.

Allowance for Loan Losses
Effective January 1, 2020, the Company adopted CECL resulting in a change to the Company's reporting of credit losses for assets held at amortized cost basis and available for sale debt securities. Please see Note 1 - Significant Accounting Policies to the consolidated financial statements contained in Item 8 of the Company's Annual Report for the year ended December 31, 2020, on Form 10-K filed with the SEC for a description of policy revisions resulting from the Company's adoption of ASU 2016-13.
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology to the loan pools at December 31, 2021. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

The following table presents the allowance for credit loss by loan category:
	December 31,
(Dollars in thousands)	2021		2020
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$13,425	32.4%	$15,430	24.2%
Construction/land/land development	4,011	10.1	8,191	9.3
Residential real estate	6,116	17.4	9,418	15.5
Commercial and industrial	40,146	27.8	51,857	31.8
Mortgage warehouse lines of credit	340	12.0	856	18.9
Consumer	548	0.3	918	0.3
Total	$64,586	100.0%	$86,670	100.0%
___________________________
(1)Represents the ratio of each loan type to total LHFI.

Our allowance for loan credit losses decreased by $22.1 million or 25.5%, to $64.6 million at December 31, 2021, from $86.7 million at December 31, 2020. The ratio of allowance for loan credit losses to total LHFI at December 31, 2021 and 2020, was 1.23% and 1.51%, respectively. The Company's credit quality profile in relation to the allowance for loan credit losses drove a decline of $25.1 million in the collectively evaluated portion of the reserve during the year ended December 31, 2021, of which a $19.6 million decrease was related to qualitative factor changes across the Company's risk pools for the year ended December 31, 2021. These declines were partially offset by an increase in certain specific loan reserves at December 31, 2021.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Year Ended December 31,
Allowance for loan credit losses	2021	2020
Balance at beginning of period	$86,670	$37,520
Impact of adopting ASC 326	—	1,248
Provision for loan credit losses	(10,798)	59,028
Charge-offs:
Commercial real estate	170	4,924
Construction/land/land development	—	—
Residential real estate	78	692
Commercial and industrial	11,923	6,702
Consumer	63	76
Total charge-offs	12,234	12,394
Recoveries:
Commercial real estate	65	19
Construction/land/land development	—	1
Residential real estate	117	202
Commercial and industrial	717	1,022
Consumer	49	24
Total recoveries	948	1,268
Net charge-offs	11,286	11,126
Balance at end of period	$64,586	$86,670
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	259.35%	331.45%
LHFI	1.23	1.51
Net charge-offs as a percentage of:
Provision for loan credit losses	N/M	18.85
Allowance for loan credit losses	17.47	12.84
Average LHFI	0.21	0.22
N/M = Not meaningful.

Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. We use the securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk and meet collateral as well as regulatory capital requirements. We manage the securities portfolio to optimize returns while maintaining an appropriate level of risk. Securities within the portfolio are classified as either held-to-maturity, available-for-sale or at fair value through income, based on the intent and objective of the investment and the ability to hold to maturity. Unrealized gains and losses arising in the available for sale portfolio as a result of changes in the fair value of the securities are reported on an after-tax basis as a component of accumulated other comprehensive income in stockholders' equity while securities classified as held to maturity are carried at amortized cost. For further discussion of the valuation components and classification of investment securities, see Note 1 - Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this report.
Our securities portfolio totaled $1.53 billion at December 31, 2021, representing an increase of $480.6 million, or 45.6%, from $1.05 billion at December 31, 2020. The increase in securities during the year ended December 31, 2021, reflects a shift in balance sheet composition as liquidity increased due to declines in PPP and mortgage warehouse lines of credit loan balances, as a result of the SBA’s forgiveness process and the normalization of mortgage warehouse lines of credit balances. Also contributing to the increase in liquidity was a $819.4 million year over year increase in deposits. For additional information regarding our securities portfolio, please see Note 3 - Securities to our consolidated financial statements contained in Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2021		2020
Available for sale:	Amount	% of Total	Amount	% of Total
State and municipal securities	$405,818	27.0%	$442,185	44.0%
Corporate bonds	82,734	5.5	65,938	6.6
U.S. government and agency securities	97,658	6.5	849	0.1
Commercial mortgage-backed securities	64,243	4.3	11,080	1.1
Residential mortgage-backed securities	557,801	37.0	214,951	21.4
Commercial collateralized mortgage obligations	19,672	1.3	—	—
Residential collateralized mortgage obligations	193,740	12.9	195,343	19.4
Asset-backed securities	83,062	5.5	74,328	7.4
Total	$1,504,728	100.0%	$1,004,674	100.0%
Held to maturity:
State and municipal securities, net of allowance	$22,767		$38,128
Securities carried at fair value through income:
State and municipal securities	$7,497		$11,554

The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2021. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2021
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)	$2,882	2.33%	$48,057	5.47%	$56,340	2.03%	$298,539	2.18%	$405,818	2.55%
Corporate bonds	—	—	16,681	3.26	65,522	4.47	531	4.50	82,734	4.23
U.S. government and agency securities	2,741	0.14	55,660	0.35	34,041	1.11	5,216	1.29	97,658	0.66
Commercial mortgage-backed securities	—	—	15,438	0.91	48,805	1.26	—	—	64,243	1.18
Residential mortgage-backed securities	—	—	2,819	3.22	105,481	1.32	449,501	1.42	557,801	1.41
Commercial collateralized mortgage obligations	—	—	—	—	14,569	1.26	5,103	1.77	19,672	1.39
Residential collateralized mortgage obligations	—	—	—	—	1,345	2.14	192,395	1.05	193,740	1.06
Asset-backed securities	—	—	—	—	—	—	83,062	1.08	83,062	1.08
Total securities available for sale	$5,623	1.26	$138,655	2.60	$326,103	2.05	$1,034,347	1.55	$1,504,728	1.75
Held to maturity:
State and municipal securities (1)	—	—	—	—	22,934	3.16	—	—	22,934	3.16
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	7,497	4.31	7,497	4.31
Total	$5,623	1.26	$138,655	2.60	$349,037	2.12	$1,041,844	1.57	$1,535,159	1.78
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
Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate cost exceeded 10.0% of consolidated stockholders' equity at December 31, 2021 or 2020. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.

Securities Carried at Fair Value through Income
At December 31, 2021, we held one fixed rate community investment bond of $7.5 million. At December 31, 2020, we held two fixed rate community investment bonds totaling $11.6 million. We elected the fair value option on these securities to offset corresponding changes in the fair value of related interest rate swap agreements.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. Increases of $555.9 million and $409.2 million in noninterest-bearing and money market, respectively, drove the increase in total deposits compared to December 31, 2020, primarily due to continued excess liquidity in the marketplace.
The following table presents our deposit mix at the dates indicated:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$2,163,507	32.9%	$1,607,564	28.0%
Interest-bearing demand	1,412,089	21.5	1,478,818	25.7
Money market	2,204,109	33.5	1,794,915	31.1
Time deposits	543,128	8.3	664,766	11.6
Savings	247,860	3.8	205,252	3.6
Total deposits	$6,570,693	100.0%	$5,751,315	100.0%
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
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,396,805	$2,822	0.20%	$1,170,913	$5,179	0.44%	$846,859	$9,264	1.09%
Money market	2,011,827	5,863	0.29	1,553,376	9,816	0.63	1,097,951	17,813	1.62
Time deposits	607,742	4,576	0.75	735,297	11,935	1.62	827,720	17,386	2.10
Savings	232,081	157	0.07	180,298	220	0.12	153,583	253	0.16
Total interest-bearing	4,248,455	13,418	0.32	3,639,884	27,150	0.75	2,926,113	44,716	1.53
Noninterest-bearing demand	1,905,045			1,499,936			1,054,903	—
Total average deposits	$6,153,500	$13,418	0.22	$5,139,820	$27,150	0.53	$3,981,016	$44,716	1.12

Our average deposit balance was $6.15 billion for the year ended December 31, 2021, an increase of $1.01 billion, or 19.7%, from $5.14 billion for the year ended December 31, 2020. The average annualized rate paid on our interest-bearing deposits for the year ended December 31, 2021, was 0.32%, compared to 0.75% for the year ended December 31, 2020. The decrease in the average cost of our deposits was primarily the result of the low interest rate environment. The Federal Reserve lowered the federal funds target rate twice during March 2020, resulting in an aggregate 150 basis point decrease in the target rate, which did not change during the year ended December 31, 2021. When the target rate reductions began, we took action to lower deposit rates on non-maturity deposits.
Average noninterest-bearing deposits at December 31, 2021, were $1.91 billion, compared to $1.50 billion at December 31, 2020, an increase of $405.1 million, or 27.0%, and represented 31.0% and 29.2% of average total deposits for the year ended December 31, 2021 and 2020, respectively.

The following table presents the maturity distribution of our time deposits and the amount of such deposits in excess of the FDIC insurance limit at December 31, 2021. There were no otherwise uninsured time deposits below the FDIC insurance limit at December 31, 2021. The estimated total amount of uninsured deposits at December 31, 2021, was $3.79 billion.

(Dollars in thousands) Remaining maturity:	U.S. Time Deposits in Excess of the FDIC Insurance Limit	Total Time Deposits
3 months or less	$29,594	$144,785
Over 3 through 6 months	27,283	121,192
Over 6 through 12 months	49,271	161,581
Over 12 months	22,508	115,570
Total	$128,656	$543,128
Borrowings
Short-term FHLB advances decreased $650.0 million at December 31, 2021 compared to December 31, 2020, primarily driven by PPP forgiveness payments, increases in deposits and declines in warehouse loan balances during the year ended December 31, 2021, which drove an increase in overall liquidity and a reduction in the reliance on borrowings. Additionally, using funds generated from the sale of investment securities, we prepaid $13.1 million in long-term FHLB advances and incurred related prepayment fees of $1.6 million during the first quarter of 2021.
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Overnight repurchase agreements with depositors	$9,447	$8,408
Short-term FHLB advances	—	650,000
GNMA repurchase liability	43,355	55,485
Long-term FHLB advances (1)	256,999	270,715
Total FHLB advances and other borrowings	$309,801	$984,608
Subordinated indebtedness, net	$157,417	$157,181
____________________________
(1)Includes a FHLB advance of $250.0 million at December 31, 2021 and 2020, callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 0.08% and 0.22% for the years ended December 31, 2021 and 2020, respectively.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year and the subordinated indebtedness captioned and described below. Interest rates for FHLB long-term advances outstanding at December 31, 2021, ranged from 1.65% to 4.57% and were subject to restrictions or penalties in the event of prepayment.

At December 31, 2021, we held 43 unfunded letters of credit from the FHLB totaling $599.3 million with expiration dates ranging from January 20, 2022, to March 22, 2023. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers' businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2021 and 2020, were $982.2 million and $456.9 million, respectively.
Additionally, at December 31, 2021, we had the ability to borrow $856.8 million from the discount window at the Federal Reserve Bank of Dallas ("FRB"), with $1.09 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at December 31, 2021.
Subordinated Indebtedness
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the "Notes") to certain accredited investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or earlier redemption date, the interest rate will equal three-month LIBOR (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears, subject to customary fallback provision upon the discontinuation of LIBOR. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
In October 2020, we completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term SOFR plus 432 basis points, payable quarterly in arrears. We may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and $51.0 million was transferred to Origin Bank during the fourth quarter of 2020, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank.

The Company has two wholly-owned, unconsolidated subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities. For additional information regarding these trusts, please see Note 11 - Borrowings in the consolidated financial statements contained in Item 8 of this report.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At December 31, 2021 and 2020, our cash and liquid securities totaled 23.2% and 13.6% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including to fund payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $28.9 million and $42.9 million at December 31, 2021 and 2020, respectively. This cash is available for the general corporate purposes described above, as well as providing capital support to the Bank and financing potential future acquisitions. In addition, the Company has a line of credit under the terms of which the loan amount shall not exceed an aggregate principal balance of $100 million, consisting of an initial $50 million extension of credit and any one or more potential incremental revolving loan amounts that the lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. See Note 11 - Borrowings to our consolidated financial statements contained in Item 8 of this report for more information on the holding company line of credit.

There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies. See "Item 1. Business - Regulation and Supervision" above for more information.
During 2020, we took a number of precautionary actions to enhance our financial flexibility by bolstering our liquidity to ensure we had adequate cash readily available to meet both expected and unexpected funding needs. Currently, we believe we have sufficient liquidity from our available on- and off-balance sheet liquidity sources, however, should market conditions change, we may take further actions to enhance our financial flexibility.
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
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits. See Note 11 - Borrowings to our consolidated financial statements contained in Item 8 of this report for additional borrowing capacity and outstanding advances at the FHLB.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either December 31, 2021 or 2020. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at December 31, 2021.
Origin Bank completed an offering in February 2020 of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030, and the Company completed an offering in October 2020 of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030. The notes provided us with $68.8 million and $78.6 million, respectively, in additional liquidity.
In the normal course of business as a financial services provider, we enter into various financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments are discussed in more detail in Note 18 - Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this report.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2021	$647,150
Net income	108,546
Other comprehensive income, net of tax	(19,920)
Dividends declared - common stock ($0.49 per share)	(11,539)
Stock Issuance - Lincoln Agency and Pulley-White Acquisitions	7,458
Other	(1,484)
Balance at December 31, 2021	$730,211
Stock Repurchases
In July 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $40 million of our outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock buyback program was initially approved for a period of 36 months, but may be extended, terminated or amended by our board of directors. The stock buyback program does not obligate us to purchase any shares at any time.
During the first quarter of the year ended December 31, 2021, the Company repurchased an aggregate of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. There were no stock repurchases after March 2021. Prior to December 31, 2020, the Company had cumulatively repurchased an aggregate of 330,868 shares of its common stock shares pursuant to its stock buyback program for an aggregate purchase price of $10.8 million. As of December 31, 2021, there remained approximately $28.0 million of capacity under the program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. These requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision". Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2021, and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as well capitalized, an extended economic recession could adversely impact our reported and regulatory capital ratios.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	December 31, 2021		December 31, 2020
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$681,039	11.20%	$604,306	9.95%
Tier 1 capital (to risk-weighted assets)	690,448	11.36	613,682	10.11
Total capital (to risk-weighted assets)	897,503	14.77	837,058	13.79
Tier 1 capital (to average total consolidated assets)	690,448	9.20	613,682	8.62

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$724,440	11.97%	$637,863	10.53%
Tier 1 capital (to risk-weighted assets)	724,440	11.97	637,863	10.53
Total capital (to risk-weighted assets)	852,825	14.09	782,503	12.92
Tier 1 capital (to average total consolidated assets)	724,440	9.66	637,863	8.99
Non-GAAP Financial Measures
Our accounting and reporting policies conform to U.S.GAAP and the prevailing practices in the banking industry. However, we provided other financial measures, such as pre-tax, pre-provision earnings, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.
We consider pre-tax, pre-provision earnings as presented in this report as an important measure of financial performance as it provides supplemental information that we use to evaluate our business, to assess underlying operational performance and to allow a comparison to prior periods without the impact of increases in the allowance for credit losses, and related income tax effects.
We believe non-GAAP measures and ratios, when taken together with the corresponding U.S. GAAP measures and ratios, provide meaningful supplemental information regarding our performance and capital strength. We use, and believe that investors benefit from referring to, non-GAAP measures in assessing our operating results and related trends. However, non-GAAP measures should be considered in addition to, and not as a substitute for or preferable to, amounts prepared in accordance with U.S. GAAP. In the following table, we have provided a reconciliation of pre-tax, pre-provision earnings to net income and the detail of the calculation of tangible book value per common share.

	December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Calculation of PTPP Earnings:
Net Income	$108,546	$36,357	$53,882
Plus: provision for credit losses	(10,765)	59,900	9,568
Plus: income tax expense	23,885	7,996	12,666
PTPP Earnings	$121,666	$104,253	$76,116

Calculation of Tangible Book Value per Common Share:
Total common stockholders' equity	$730,211	$647,150	$599,262
Less: goodwill and other intangible assets, net	51,330	30,480	31,540
Tangible Common Equity	678,881	616,670	567,722
Divided by common shares outstanding at the end of the period	23,746,502	23,506,312	23,480,945
Tangible Book Value per Common Share	$28.59	$26.23	$24.18

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
We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business. Additionally, from time to time, we enter into derivatives and futures contracts to mitigate interest rate risk from specific transactions. Based upon the nature of operations, we are not subject to foreign exchange or commodity price risk. We have entered into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis.
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
On a quarterly basis, we run various simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We are marginally modeling outside of policy in most negative basis point rate scenarios, and we continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	December 31, 2021
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	27.7%	3.4%
+300	20.0	1.8
+200	13.2	1.7
+100	9.1	2.8
Base
-100	(9.0)	(5.6)
-200	(16.4)	(11.6)
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
Impact of Inflation
Our financial statements included herein have been prepared in accordance with U.S. GAAP. U.S. GAAP presently requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Market Risk
Regulators expect banks to transition away from the use of the London Interbank Offered Rate ("LIBOR") as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next eighteen months, ahead of the FCA's announced cessation of the remaining LIBOR settings by June 30, 2023. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in this report for further information.

Item 8.    Financial Statements and Supplementary Data
ORIGIN BANCORP, INC.
Financial Statements
DECEMBER 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio totaled $5.23 billion as of December 31, 2021 and the allowance for credit losses on loans was $64.6 million. The Company’s unfunded loan commitments totaled $1.6 billion, with an allowance for credit loss of $2.3 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $1.5 billion as of December 31, 2021, and the allowance for credit losses on securities was $167,000. Together these amounts represent the allowance for credit losses (“ACL”).

As more fully described in Notes 1, 3 and 4 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancelable by the Company.

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

We identified the ACL at December 31, 2021 as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.

The primary procedures we performed at initial adoption of Topic 326 at January 1, 2020 and as of December 31, 2021, to address this critical audit matter included:

•    Obtained an understanding of the Company’s process for establishing the ACL.
•    Tested the design and operating effectiveness of controls, including those related to technology, over the ACL, including:

o    loan data completeness and accuracy
o    reconciliation of loan balances accounted for at amortized cost and underlying detail
o    classifications of loans by loan pool
o    historical charge-off data
o    the calculation of loss rates given probability of default and loss given default
o    review of commercial real-estate appraisals
o    the calculation of estimated remaining lives of the loans
o    the establishment of qualitative adjustments
o    loan credit risk ratings
o    establishment of specific ACL on individually evaluated loans,
o    management’s review and disclosure controls over the ACL

•    Tested the completeness and accuracy of the information utilized in the ACL, including evaluating the     relevance and reliability of such information

•    Tested the ACL model’s computational accuracy such as probability of default, loss given default and estimated remaining lives of loans
•    Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions including consideration of impact of the COVID-19 pandemic

•    Tested the loan review functions and evaluated the reasonableness of loan credit risk ratings

•    Evaluated the reasonableness of specific allowances on individually evaluated loans

•    Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer groups

•    Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements

•    Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings;

•    Tested estimated utilization rate of unfunded loan commitments

•    Reviewed documentation prepared to assess the methodology utilized in the ACL calculation for securities for reasonableness

/s/ BKD, LLP

We have served as the Company’s auditor since 2016.

Little Rock, Arkansas
February 23, 2022

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$133,334	$60,544
Interest-bearing deposits in banks	572,284	316,670
Total cash and cash equivalents	705,618	377,214
Securities:
Available for sale	1,504,728	1,004,674
Held to maturity, net allowance for credit losses of $167 and $66 at December 31, 2021, and December 31, 2020, respectively (fair value of $25,117 and $41,205 at December 31, 2021, and December 31, 2020, respectively)	22,767	38,128
Securities carried at fair value through income	7,497	11,554
Total securities	1,534,992	1,054,356
Non-marketable equity securities held in other financial institutions	45,192	62,586
Loans held for sale ($37,032 and $136,026 at fair value at December 31, 2021, and December 31, 2020, respectively)	80,387	191,512
Loans, net of allowance for credit losses of $64,586 and $86,670 at December 31, 2021, and December 31, 2020, respectively ($17,011 at fair value at December 31, 2020)	5,166,745	5,638,103
Premises and equipment, net	80,691	81,763
Mortgage servicing rights	16,220	13,660
Cash surrender value of bank-owned life insurance	38,352	37,553
Goodwill and other intangible assets, net	51,330	30,480
Accrued interest receivable and other assets	141,758	141,041
Total assets	$7,861,285	$7,628,268
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,163,507	$1,607,564
Interest-bearing deposits	3,864,058	3,478,985
Time deposits	543,128	664,766
Total deposits	6,570,693	5,751,315
Federal Home Loan Bank ("FHLB") advances and other borrowings	309,801	984,608
Subordinated indebtedness, net	157,417	157,181
Accrued expenses and other liabilities	93,163	88,014
Total liabilities	7,131,074	6,981,118
Commitments and contingencies - See Note 18 - Commitments and Contingencies
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,746,502 and 23,506,312 shares issued at December 31, 2021, and December 31, 2020, respectively)	118,733	117,532
Additional paid‑in capital	242,114	237,341
Retained earnings	363,635	266,628
Accumulated other comprehensive income	5,729	25,649
Total stockholders' equity	730,211	647,150
Total liabilities and stockholders' equity	$7,861,285	$7,628,268

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Interest and dividend income
Interest and fees on loans	$218,781	$209,114	$206,899
Investment securities-taxable	14,555	11,302	11,975
Investment securities-nontaxable	6,337	5,428	3,327
Interest and dividend income on assets held in other financial institutions	1,983	2,858	4,881
Total interest and dividend income	241,656	228,702	227,082
Interest expense
Interest-bearing deposits	13,418	27,150	44,716
FHLB advances and other borrowings	4,654	5,895	8,097
Subordinated indebtedness	7,332	4,121	557
Total interest expense	25,404	37,166	53,370
Net interest income	216,252	191,536	173,712
Provision for credit losses	(10,765)	59,900	9,568
Net interest income after provision for credit losses	227,017	131,636	164,144
Noninterest income
Service charges and fees	15,049	12,998	13,859
Mortgage banking revenue	12,927	29,603	12,309
Insurance commission and fee income	13,098	12,746	12,177
Gain on sales of securities, net	1,748	580	20
Loss on sales and disposals of other assets, net	(185)	(1,213)	(333)
Limited partnership investment income (loss)	5,701	78	(6)
Swap fee income	814	2,546	2,185
Other fee income	2,879	2,253	1,490
Other income	10,162	5,061	4,777
Total noninterest income	62,193	64,652	46,478
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Noninterest expense
Salaries and employee benefits	93,026	91,105	88,974
Occupancy and equipment, net	17,347	17,022	16,759
Data processing	9,117	8,321	6,961
Electronic banking	3,563	3,686	3,441
Communications	1,574	1,767	2,098
Advertising and marketing	3,438	3,710	3,808
Professional services	3,644	3,975	3,577
Regulatory assessments	2,904	3,826	1,694
Loan-related expenses	7,688	6,316	4,174
Office and operations	6,399	5,624	6,674
Intangible asset amortization	844	1,060	1,321
Franchise tax expense	2,538	2,186	2,160
Other expenses	4,697	3,337	2,433
Total noninterest expense	156,779	151,935	144,074
Income before income tax expense	132,431	44,353	66,548
Income tax expense	23,885	7,996	12,666
Net income	$108,546	$36,357	$53,882
Basic earnings per common share	$4.63	$1.56	$2.30
Diluted earnings per common share	4.60	1.55	2.28
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$108,546	$36,357	$53,882
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(24,061)	25,646	11,439
Net losses realized as a yield adjustment in interest on investment securities	(10)	(10)	(10)
Reclassification adjustment for net gain included in net income	(1,748)	(580)	(20)
Change in the net unrealized (loss) gain on investment securities, before tax	(25,819)	25,056	11,409
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(5,422)	5,262	2,396
Change in the net unrealized (loss) gain on investment securities, net of tax	(20,397)	19,794	9,013
Cash flow hedges:
Net unrealized gain (loss) arising during the period	400	(739)	(216)
Reclassification adjustment for (loss) gain included in net income	(204)	(134)	37
Change in the net unrealized gain (loss) on cash flow hedges, before tax	604	(605)	(253)
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	127	(127)	(53)
Change in net unrealized position on cash flow hedges, net of tax	477	(478)	(200)
Other comprehensive (loss) income, net of tax	(19,920)	19,316	8,813
Comprehensive income	$88,626	$55,673	$62,695

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2019	23,726,559	$118,633	$242,041	$191,585	$(2,480)	$549,779
Net income	—	—	—	53,882	—	53,882
Other comprehensive income, net of tax	—	—	—	—	8,813	8,813
Impact of adoption of ASU 2016-02 related to leases	—	—	—	321	—	321
Recognition of stock compensation, net	54,386	272	2,141	—	—	2,413
Dividends declared - common stock ($0.25 per share)	—	—	—	(5,887)	—	(5,887)
Repurchase of common stock	(300,000)	(1,500)	(8,559)	—	—	(10,059)
Balance at December 31, 2019	23,480,945	117,405	235,623	239,901	6,333	599,262
Net income	—	—	—	36,357	—	36,357
Other comprehensive income, net of tax	—	—	—	—	19,316	19,316
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	56,235	281	2,287	—	—	2,568
Dividends declared - common stock ($0.3775 per share)	—	—	—	(8,870)	—	(8,870)
Repurchase of common stock	(30,868)	(154)	(569)	—	—	(723)
Balance at December 31, 2020	23,506,312	117,532	237,341	266,628	25,649	647,150
Net income	—	—	—	108,546	—	108,546
Other comprehensive loss, net of tax	—	—	—	—	(19,920)	(19,920)
Recognition of stock compensation, net	100,410	502	(730)	—	—	(228)
Stock Issuance - Lincoln Agency Acquisition	125,386	627	4,646	—	—	5,273
Stock Issuance - Pulley-White Acquisition	51,962	260	1,925	—	—	2,185
Dividends declared - common stock $0.49 per share)	—	—	—	(11,539)	—	(11,539)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at December 31, 2021	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2021	2020	2019
Net income	$108,546	$36,357	$53,882
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(10,765)	59,900	9,568
Depreciation and amortization	6,830	6,880	6,706
Net amortization on securities	7,758	4,581	975
Amortization of investments in tax credit funds	1,825	1,442	1,608
Net realized gain on securities sold	(1,748)	(580)	(20)
Deferred income tax expense (benefit)	6,279	(11,884)	(2,596)
Stock-based compensation expense	2,295	2,320	2,247
Originations of mortgage loans held for sale	(478,325)	(659,188)	(353,090)
Proceeds from mortgage loans held for sale	542,638	570,349	334,958
Gain on mortgage loans held for sale, including origination of servicing rights	(17,015)	(19,190)	(6,943)
Mortgage servicing rights valuation adjustment	2,593	12,746	7,012
Net loss on disposals of premises and equipment	82	72	139
Increase in the cash surrender value of life insurance	(810)	(917)	(755)
Gain on equity securities without a readily determinable fair value	(19)	—	(367)
Net losses on sales and write-downs of other real estate owned	103	1,141	194
Gain on fair value of previously held interest in Lincoln Agency	(5,213)	—	—
Other operating activities, net	6,431	(3,142)	8,035
Net cash provided by operating activities	171,485	887	61,553
Cash flows from investing activities:
Cash paid for business combinations	(7,457)	—	—
Purchases of securities available for sale	(717,028)	(700,319)	(94,544)
Maturities, pay downs and calls of securities available for sale	146,941	151,932	154,473
Proceeds from sales of securities available for sale	44,893	64,702	27,766
Purchase of securities held to maturity	—	(10,000)	(10,000)
Maturities, pay downs and calls of securities held to maturity	15,250	415	541
Pay downs of securities carried at fair value	3,243	452	434
Net sales (purchases) of non-marketable equity securities held in other financial institutions	17,583	(22,401)	3,386
Originations of mortgage warehouse loans	(16,121,464)	(13,665,295)	(4,306,171)
Proceeds from pay-offs of mortgage warehouse loans	16,578,387	12,855,955	4,239,381
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	55,020	(788,719)	(290,278)
Surrender (purchase) of bank-owned life insurance	11	—	(4,500)
Return of capital on limited partnership investments	—	818	503
Capital calls on limited partnership investments	(225)	(525)	(1,521)
Purchase of low-income housing tax credit investments	(1,254)	—	—
Purchases of premises and equipment	(5,015)	(7,198)	(11,152)
Proceeds from sales of premises and equipment	18	—	27
Proceeds from sales of other real estate owned	3,949	4,451	470
Net cash provided by (used in) investing activities	12,852	(2,115,732)	(291,185)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Year Ended December 31,
Cash flows from financing activities:	2021	2020	2019
Net increase in deposits	$819,378	$1,522,703	445,474
Proceeds from long-term FHLB advances	—	—	100,000
Repayments on long-term FHLB advances	(13,716)	(1,898)	(101,649)
Proceeds from Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF")	—	319,257	—
Repayments on PPPLF	—	(319,257)	—
Proceeds from short-term FHLB advances	5,726,000	2,107,000	2,815,000
Repayments on short-term FHLB advances	(6,376,000)	(1,557,000)	(2,815,000)
Issuance of subordinated indebtedness, net	—	147,374	—
Net increase (decrease) in securities sold under agreements to repurchase	1,039	(8,309)	(23,597)
Dividends paid	(11,525)	(8,854)	(5,863)
Cash received from exercise of stock options	146	248	166
Common stock repurchased	(1,256)	(723)	(10,059)
Net cash provided by financing activities	144,066	2,200,541	404,472
Net increase in cash and cash equivalents	328,403	85,696	174,840
Cash and cash equivalents at beginning of period	377,214	291,518	116,678
Cash and cash equivalents at end of period	$705,617	$377,214	$291,518

Interest paid	$26,265	$36,432	$53,227
Income taxes paid	21,164	24,974	10,023
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	8,191	1,514	2,659
Real estate acquired in settlement of loans	3,889	2,446	1,577
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
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank, and Davison Insurance Agency, LLC ("Davison Insurance"), doing business as Lincoln Agency, LLC (the "Lincoln Agency"), Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency ("Pulley-White"), Reeves, Coon & Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
Reclassifications.    Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or stockholders' equity.
Variable Interest Entities.    The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company's wholly-owned subsidiaries CTB Statutory Trust I and First Louisiana Statutory Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company's consolidated financial statements.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Cash and Cash Equivalents.    For purposes of the statement of cash flows, the Company considers all cash on hand, demand deposits with other banks, federal funds sold and short-term interest-bearing cash items with an original maturity less than 90 days to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.
At December 31, 2021 and 2020 the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 12 - Derivative Financial Instruments.
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
Held to Maturity ("HTM") - Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccredited discounts. Please see the paragraphs under Allowance for Credit Losses referenced below in this footnote for information on the allowance for credit losses pertaining to HTM securities.
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
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas ("FRB") or the Federal Home Loan Bank of Dallas ("FHLB"), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company's remaining equity investments in other financial institutions, excluding FRB and FHLB, totaling $15.7 million and $12.1 million at December 31, 2021 and 2020, respectively, qualify for the practicability exception under Accounting Standards Update ("ASU") 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and was determined not to be impaired for the years ended December 31, 2021, 2020 and 2019.
Loans Held for Sale.    Loans held for sale include mortgage loans and are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income. Please see Mortgage Servicing Rights and Transfers of Financial Assets below for information on the GNMA repurchase asset which represents the difference between the total loans held for sale on the face of the balance sheet and the loans held for sale at fair value also shown on the face of the balance sheet.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The Company has elected the fair value option on a small portion of its LHFI at December 31, 2020, with changes in fair value recorded in noninterest income. For these loans, the earned current contractual interest payment is recognized in interest income. Loan origination costs and fees are recognized in earnings as incurred and not deferred. Because these loans are recognized at fair value, the Company's allowance for credit losses policy does not apply to these loans. Fair value is determined using discounted cash flows and credit quality indicators.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and classifies these overdrafts as loans in its consolidated balance sheets.
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when contractual payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Allowance for Credit Losses.    The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and Fair Isaac Corporation ("FICO") score. The Company applied a probability of default, loss given default loss methodology to the loan pools at January 1 and December 31, 2021. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the ongoing effects of COVID-19 on the U.S. economy, and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for credit losses when management believes the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.
Delinquency statistics are updated at least monthly and are the most meaningful indicator of the credit quality of one-to-four single-family residential, home equity loans and lines of credit and other consumer loans. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the allowance for credit losses. Internal risk ratings are updated on a regular basis.
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
The allowance for credit losses for held-to-maturity securities is calculated using a probability of default, loss given default methodology. Credit losses are estimated over the lives of the securities using historical loss rates, adjusted for current conditions and reasonable and supportable forecasts. Third-party data is used for the historical loss rates and probability of default statistics. The forecast effect is applied over the estimated lives of the securities.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Leases.        The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its balance sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.
Right of use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses an estimated incremental collateralized borrowing rate, which is derived from information available at the lease commencement date and gives consideration to the applicable FHLB borrowing rates, when determining the present value of lease payments.
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
Derivative Instruments and Hedging Activities.    All derivatives are recorded on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. During the term of a cash flow hedge contract, the effective portion of changes in fair value in the derivative instrument are recorded in accumulated other comprehensive income. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. Note 12 - Derivative Financial Instruments describes the derivative instruments currently used by the Company and discloses how these derivatives impact its consolidated balance sheets and statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Goodwill and Other Intangible Assets.    Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, which is typically October 1 for the Company, or more often if events or circumstances indicate that there may be impairment. Because of the volatile market conditions during which the Company's market value fell below book value, the Company performed a qualitative assessment of whether it was more likely than not that the fair value was less than carrying value during each quarter of 2020 including a goodwill impairment assessment performed by a third-party valuation specialist during the second quarter of 2020. Based on these assessments, it was determined that the Company's fair value exceeded carrying value and no goodwill impairment was recorded during 2020.
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

Other Real Estate Owned.    Other real estate owned ("OREO") represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Fair value is determined based on third-party appraisals. Any subsequent capital improvements that increase value are added to the balance of the properties. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2021 and 2020, the balance of OREO was $1.5 million and $1.6 million, respectively, and included as a component of accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
Revenue Recognition.    In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short-term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. Descriptions of the Company's revenue generating activities that are within the scope of Topic 606 are described below.
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
Insurance commission and fee income
The Company earns commission income through production on behalf of insurance carriers and also earns fee income by providing complementary services such as collection of premiums. In most instances, the Company considers the performance obligation to be complete at the time the service was rendered.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2021 and 2020.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no penalties or related interest for the years ended December 31, 2021, 2020 or 2019. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
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
At December 31, 2021 and 2020, investments in limited partnerships, LLCs and other privately held companies totaled $21.4 million and $15.7 million, respectively, and were included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2021 and 2020, the Company had investments in tax credit entities of $11.1 million and $7.6 million, respectively, which are included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Earnings Per Share.    Basic and diluted earnings per common share are calculated using the treasury method, under which basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.
Diluted income per common share considers common stock issuable under the assumed release of unvested restricted stock awards, convertible preferred stock being converted to common stock, and the assumed exercise of stock options granted. The dilutive effect of share-based payment awards that are not deemed to be participating securities is calculated using the treasury stock method, which assumes that the proceeds from exercise are used to purchase common stock at the average market price for the period. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method (which assumes that the participating securities are exercised/released) or the two-class method (which assumes that the participating securities are not exercised/released and earnings are reallocated between common and participating security stockholders). Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would be anti-dilutive.

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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; collectively, the "ASUs". These ASUs introduce and amend Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses and amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the current incurred loss approach and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. This guidance also changes the accounting for purchased loans and securities with credit deterioration.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The adoption of ASC Topic 326 was recorded on its original effective date as a cumulative effect adjustment to retained earnings at January 1, 2020, and is shown below.

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
ASU No. 2018-13, Fair Value Measurement - (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective on January 1, 2020, and did not have a significant impact on our financial statements.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments in the update became effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and did not have a significant impact on the Company's consolidated financial statements or disclosures.
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending(Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the Accounting Standards Codification in order to agree the Codification to the new SEC releases 33-10786 and 33-10835 (the "Releases"). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and U.S.GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance, however, the SEC release on which the ASU is based is effective for registrants with the first fiscal year ending after December 15, 2021, while Guide 3 will be rescinded effective January 1, 2023. Implementation of this ASU is not expected to materially impact the Company's financial statement disclosures.
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2021-08, Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update affect accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Implementation of this ASU is not expected to materially impact the Company's financial statements or disclosures.

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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Numerator:	2021	2020	2019
Net income	$108,546	$36,357	$53,882
Denominator:
Weighted average common shares outstanding	23,431,504	23,367,221	23,470,746
Dilutive effect of stock-based awards	177,082	144,731	203,319
Weighted average diluted common shares outstanding	23,608,586	23,511,952	23,674,065

Basic earnings per common share	$4.63	$1.56	$2.30
Diluted earnings per common share	4.60	1.55	2.28

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$394,046	$14,095	$(2,323)	$405,818	$—	$405,818
Corporate bonds	80,498	2,509	(273)	82,734	—	82,734
U.S. government and agency securities	98,892	2	(1,236)	97,658	—	97,658
Commercial mortgage-backed securities	65,691	—	(1,448)	64,243	—	64,243
Residential mortgage-backed securities	559,655	3,751	(5,605)	557,801	—	557,801
Commercial collateralized mortgage obligations	20,000	2	(330)	19,672	—	19,672
Residential collateralized mortgage obligations	196,691	460	(3,411)	193,740	—	193,740
Asset-backed securities	81,985	1,077	—	83,062	—	83,062
Total	$1,497,458	$21,896	$(14,626)	$1,504,728	$—	$1,504,728
Held to maturity:
State and municipal securities	$22,934	$2,183	$—	$25,117	$(167)	$22,767
Securities carried at fair value through income:
State and municipal securities(1)	$7,375	$—	$—	$7,497	$—	$7,497

December 31, 2020
Available for sale:
State and municipal securities	$420,559	$21,884	$(258)	$442,185	$—	$442,185
Corporate bonds	64,313	1,762	(137)	65,938	—	65,938
U.S. government and agency securities	851	3	(5)	849	—	849
Commercial mortgage-backed securities	10,814	266	—	11,080	—	11,080
Residential mortgage-backed securities	207,742	7,441	(232)	214,951	—	214,951
Residential collateralized mortgage obligations	193,865	1,739	(261)	195,343	—	195,343
Asset-backed securities	73,451	877	—	74,328	—	74,328
Total	$971,595	$33,972	$(893)	$1,004,674	$—	$1,004,674
Held to maturity:
State and municipal securities	$38,194	$3,011	$—	$41,205	$(66)	$38,128
Securities carried at fair value through income:
State and municipal securities(1)	$10,618	$—	$—	$11,554	$—	$11,554
____________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at December 31, 2021 and 2020, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$82,627	$(1,651)	$16,617	$(672)	$99,244	$(2,323)
Corporate bonds	13,299	(201)	2,928	(72)	16,227	(273)
U.S. government and agency securities	97,010	(1,234)	440	(2)	97,450	(1,236)
Commercial mortgage-backed securities	57,703	(1,167)	6,540	(281)	64,243	(1,448)
Residential mortgage-backed securities	409,382	(5,577)	1,693	(28)	411,075	(5,605)
Commercial collateralized mortgage obligations	14,568	(330)	—	—	14,568	(330)
Residential collateralized mortgage obligations	127,080	(2,623)	31,301	(788)	158,381	(3,411)
Total	$801,669	$(12,783)	$59,519	$(1,843)	$861,188	$(14,626)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2020
Available for sale:
State and municipal securities	$21,979	$(258)	$—	$—	$21,979	$(258)
Corporate bonds	30,513	(137)	—	—	30,513	(137)
U.S. government and agency securities	—	—	568	(5)	568	(5)
Residential mortgage-backed securities	23,178	(232)	—	—	23,178	(232)
Residential collateralized mortgage obligations	43,911	(261)	—	—	43,911	(261)
Total	$119,581	$(888)	$568	$(5)	$120,149	$(893)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
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
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at December 31, 2021, management believes that the unrealized losses detailed in the previous table are due to non credit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2021	2020
Balance at January 1,	$66	$—
Impact of adopting ASC 326	—	96
Credit loss allowance (recovery)	101	(30)
Balance at December 31,	$167	$66

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Accrued interest of $6.1 million and $5.4 million was not included in the calculation of the allowance at December 31, 2021 or 2020, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at December 31, 2021 or 2020.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Proceeds from sales/calls	$44,893	$64,702	$27,766
Gross realized gains	1,780	774	161
Gross realized losses	(32)	(194)	(141)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2021, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$5,618	$5,623
Due after one year through five years	—	—	117,609	120,398
Due after five years through ten years	22,934	25,117	153,260	155,903
Due after ten years	—	—	296,949	304,286
Commercial mortgage-backed securities	—	—	65,691	64,243
Residential mortgage-backed securities	—	—	559,655	557,801
Commercial collateralized mortgage obligations	—	—	20,000	19,672
Residential collateralized mortgage obligations	—	—	196,691	193,740
Asset-backed securities	—	—	81,985	83,062
Total	$22,934	$25,117	$1,497,458	$1,504,728
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Carrying value of securities pledged to secure public deposits	$331,651	$289,537
Carrying value of securities pledged to repurchase agreements	10,312	10,982

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Loans held for sale	$80,387	$191,512
LHFI:
Loans secured by real estate:
Commercial real estate	$1,693,512	$1,370,928
Construction/land/land development	530,083	531,860
Residential real estate	909,739	885,120
Total real estate	3,133,334	2,787,908
Commercial and industrial(1)	1,454,235	1,817,862
Mortgage warehouse lines of credit	627,078	1,084,001
Consumer	16,684	17,991
Total loans accounted for at amortized cost	5,231,331	5,707,762
Loans accounted for at fair value	—	17,011
Total LHFI(2)	5,231,331	5,724,773
Less: Allowance for loan losses	64,586	86,670
LHFI, net	$5,166,745	$5,638,103
____________________________
(1)Includes $105.8 million and $546.5 million of PPP loans at December 31, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees of $9.6 million and $13.7 million at December 31, 2021, and December 31, 2020, respectively.
There were no loans held for investment ("LHFI") for which the fair value option was elected at December 31, 2021, and $17.0 million of commercial real estate loans for which the fair value option was elected at December 31, 2020. The Company mitigates the interest rate component of fair value risk on loans at fair value by entering into derivative interest rate contracts. See Note 5 - Fair Value of Financial Instruments for more information on loans for which the fair value option has been elected.
The Company was a participating lender in the Paycheck Protection Program ("PPP") in 2020 and 2021. There were approximately $105.8 million and $546.5 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio at December 31, 2021 and 2020, respectively, which included $3.0 million and $9.6 million in net deferred loan fees at December 31, 2021 and 2020, respectively. PPP loans have a maximum maturity of five years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the Small Business Administration ("SBA") if the borrower uses the proceeds to pay specified expenses. The Company believes that the vast majority of its PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, and as of December 31, 2021, forgiveness has been granted on $648.4 million of PPP loans.
Credit quality indicators. As part of the Company's commitment to manage the credit quality of its loan portfolio, management annually and periodically updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans (defined as substandard, doubtful and loss), and (v) the general economic conditions in the cities and states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2021, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$556,218	$369,128	$278,045	$236,543	$111,308	$86,498	$22,904	$1,660,644
Special mention	—	—	—	8,392	15,828	—	—	24,220
Classified	2,045	625	772	2,456	299	2,288	163	8,648
Total commercial real estate loans	$558,263	$369,753	$278,817	$247,391	$127,435	$88,786	$23,067	$1,693,512
Current period gross charge-offs	$—	$—	$—	$120	$24	$26	$—	$170
Current period gross recoveries	—	—	—	48	3	14	—	65
Current period net charge-offs (recoveries)	$—	$—	$—	$72	$21	$12	$—	$105

Construction/land/land development:
Pass	$256,212	$102,459	$85,442	$32,128	$5,422	$553	$30,729	$512,945
Special mention	—	—	8,126	—	1,003	—	—	9,129
Classified	443	297	272	1,677	158	—	5,162	8,009
Total construction/land/land development loans	$256,655	$102,756	$93,840	$33,805	$6,583	$553	$35,891	$530,083
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$313,898	$252,115	$109,564	$52,515	$45,042	$59,690	$60,342	$893,166
Special mention	—	174	—	421	477	—	—	1,072
Classified	1,398	191	2,393	2,848	1,819	6,606	246	15,501
Total residential real estate loans	$315,296	$252,480	$111,957	$55,784	$47,338	$66,296	$60,588	$909,739
Current period gross charge-offs	$—	$7	$61	$—	$—	$10	$—	$78
Current period gross recoveries	—	21	19	—	25	52	—	117
Current period net charge-offs (recoveries)	$—	$(14)	$42	$—	$(25)	$(42)	$—	$(39)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(Dollars in thousands)
Commercial and industrial:
Pass	$448,377	$164,910	$93,488	$64,791	$14,742	$24,014	$599,144	$1,409,466
Special mention	259	2,170	—	1,519	—	—	3,752	7,700
Classified	14,378	167	2,978	3,849	3,849	3,008	8,840	37,069
Total commercial and industrial loans	$463,014	$167,247	$96,466	$70,159	$18,591	$27,022	$611,736	$1,454,235
Current period gross charge-offs	$9	$1,172	$54	$5	$1,467	$6,354	$2,862	$11,923
Current period gross recoveries	—	18	51	3	102	204	339	717
Current period net charge-offs (recoveries)	$9	$1,154	$3	$2	$1,365	$6,150	$2,523	$11,206

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$627,078	$627,078
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$6,976	$2,169	$1,467	$443	$55	$67	$5,407	$16,584
Classified	26	21	1	—	—	1	51	100
Total consumer loans	$7,002	$2,190	$1,468	$443	$55	$68	$5,458	$16,684
Current period gross charge-offs	$—	$5	$29	$2	$—	$9	$18	$63
Current period gross recoveries	—	—	20	7	1	17	4	49
Current period net charge-offs (recoveries)	$—	$5	$9	$(5)	$(1)	$(8)	$14	$14
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2020, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:(1)
Pass	$393,317	$290,394	$312,051	$154,445	$46,132	$106,994	$18,419	$1,321,752
Special mention	824	113	2,410	20,691	—	1,656	2,145	27,839
Classified	2,806	1,678	6,704	6,586	1,476	1,093	994	21,337
Total commercial real estate loans	$396,947	$292,185	$321,165	$181,722	$47,608	$109,743	$21,558	$1,370,928
Current period gross charge-offs	$—	$—	$—	$3,622	$199	$1,103	$—	$4,924
Current period gross recoveries	—	—	—	—	—	19	—	19
Current period net charge-offs (recoveries)	$—	$—	$—	$3,622	$199	$1,084	$—	$4,905
(1) Excludes $17.0 million of commercial real estate loans at fair value at December 31, 2020, which are not included in the loss estimation methodology due to the fair value option election.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Construction/land/land development:
Pass	$189,311	$150,281	$138,000	$12,907	$1,812	$1,157	$18,892	$512,360
Special mention	323	10,421	135	1,003	—	—	—	11,882
Classified	—	1,811	726	1,507	143	168	3,263	7,618
Total construction/land/land development loans	$189,634	$162,513	$138,861	$15,417	$1,955	$1,325	$22,155	$531,860
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	1	—	1
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Residential real estate:
Pass	$367,652	$143,368	$103,450	$102,272	$41,522	$50,094	$53,854	$862,212
Special mention	188	—	29	1,875	9,287	803	—	12,182
Classified	1,857	2,403	2,982	511	1,344	1,533	96	10,726
Total residential real estate loans	$369,697	$145,771	$106,461	$104,658	$52,153	$52,430	$53,950	$885,120
Current period gross charge-offs	$94	$271	$—	$283	$—	$44	$—	$692
Current period gross recoveries	—	—	—	—	—	202	—	202
Current period net charge-offs (recoveries)	$94	$271	$—	$283	$—	$(158)	$—	$490

Commercial and industrial:
Pass	$851,780	$153,722	$110,092	$29,413	$9,927	$26,964	$511,220	$1,693,118
Special mention	4,860	2,059	26,438	423	—	14,843	8,077	56,700
Classified	5,436	12,250	5,859	5,450	5,950	6,707	26,392	68,044
Total commercial and industrial loans	$862,076	$168,031	$142,389	$35,286	$15,877	$48,514	$545,689	$1,817,862
Current period gross charge-offs	$189	$204	$87	$121	$3,228	$469	$2,404	$6,702
Current period gross recoveries	—	42	20	81	185	112	582	1,022
Current period net charge-offs (recoveries)	$189	$162	$67	$40	$3,043	$357	$1,822	$5,680

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$1,084,001	$1,084,001
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$6,702	$3,318	$1,578	$203	$116	$83	$5,935	$17,935
Classified	28	8	—	—	6	1	13	56
Total consumer loans	$6,730	$3,326	$1,578	$203	$122	$84	$5,948	$17,991
Current period gross charge-offs	$—	$39	$23	$8	$—	$4	$2	$76
Current period gross recoveries	—	—	1	7	5	7	4	24
Current period net charge-offs (recoveries)	$—	$39	$22	$1	$(5)	$(3)	$(2)	$52

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$22	$—	$197	$219	$1,693,293	$1,693,512	$—
Construction/land/land development	—	129	52	181	529,902	530,083	—
Residential real estate	2,245	352	10,331	12,928	896,811	909,739	—
Total real estate	2,267	481	10,580	13,328	3,120,006	3,133,334	—
Commercial and industrial	77	1,172	10,927	12,176	1,442,059	1,454,235	—
Mortgage warehouse lines of credit	—	—	—	—	627,078	627,078	—
Consumer	90	—	21	111	16,573	16,684	—
Total LHFI	$2,434	$1,653	$21,528	$25,615	$5,205,716	$5,231,331	$—

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate (1)	$1,072	$—	$3,172	$4,244	$1,383,695	$1,387,939	$—
Construction/land/land development	369	1	2,328	2,698	529,162	531,860	—
Residential real estate	3,774	134	364	4,272	880,848	885,120	—
Total real estate	5,215	135	5,864	11,214	2,793,705	2,804,919	—
Commercial and industrial	703	1,097	12,625	14,425	1,803,437	1,817,862	—
Mortgage warehouse lines of credit	—	—	—	—	1,084,001	1,084,001	—
Consumer	113	9	2	124	17,867	17,991	—
Total LHFI	$6,031	$1,241	$18,491	$25,763	$5,699,010	$5,724,773	$—
____________________________
(1)Includes $17.0 million of commercial real estate loans at fair value.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $15.9 million and $20.3 million was not included in the book value for the purposes of calculating the allowance at December 31, 2021, and December 31, 2020, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance
Loans secured by real estate:
Commercial real estate	$15,430	$170	$65	$(1,900)	$13,425	$1,501,890	0.01%
Construction/land/land development	8,191	—	—	(4,180)	4,011	528,618	—
Residential real estate	9,418	78	117	(3,341)	6,116	916,039	—
Commercial and industrial	51,857	11,923	717	(505)	40,146	1,627,077	0.69
Mortgage warehouse lines of credit	856	—	—	(516)	340	753,588	—
Consumer	918	63	49	(356)	548	16,764	0.08
Total	$86,670	$12,234	$948	$(10,798)	$64,586	$5,343,976	0.21

(1)The $10.8 million provision for credit losses net benefit on the consolidated statements of income includes a $10.8 million provision for loan losses net benefit, a $68,000 provision for off-balance sheet commitments net benefit and a $101,000 provision for held to maturity securities credit losses for the year ended December 31, 2021.

	Year Ended December 31, 2020
(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance
Loans secured by real estate:
Commercial real estate	$10,013	$(5,052)	$4,924	$19	$15,374	$15,430	$1,322,477	0.37%
Construction/land/land development	3,711	1,141	—	1	3,338	8,191	554,038	—
Residential real estate	6,332	(2,526)	692	202	6,102	9,418	769,838	0.06
Commercial and industrial	16,960	7,296	6,702	1,022	33,281	51,857	1,710,648	0.33
Mortgage warehouse lines of credit	262	29	—	—	565	856	574,837	—
Consumer	242	360	76	24	368	918	18,707	0.28
Total	$37,520	$1,248	$12,394	$1,268	$59,028	$86,670	$4,950,545	0.22

(1)The $59.9 million provision for credit losses on the consolidated statements of income includes a $59.0 million net loan loss provision, a $902,000 provision for off-balance sheet commitments and a $30,000 provision benefit for held to maturity securities credit losses for the year ended December 31, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance
Loans secured by real estate:
Commercial real estate	$8,999	$1,420	$341	$2,093	$10,013	$1,247,941	0.09%
Construction/land/land development	3,331	38	40	378	3,711	505,795	—
Residential real estate	5,705	265	185	707	6,332	661,581	0.01
Commercial and industrial	15,616	8,231	3,627	5,948	16,960	1,324,002	0.35
Mortgage warehouse lines of credit	316	29	—	(25)	262	212,733	0.01
Consumer	236	148	48	106	242	20,809	0.48
Total	$34,203	$10,131	$4,241	$9,207	$37,520	$3,972,861	0.15

(1)The $9.6 million provision for credit losses on the consolidated statements of income includes a $9.2 million net loan loss provision, a $361,000 provision for off-balance sheet commitments for the year ended December 31, 2019.

The decrease in provision expense compared to the year ended December 31, 2020, was primarily due to improvement in forecasted economic conditions during the year ended December 31, 2021, as compared to continuing uncertainty related to ongoing economic impact and duration of the COVID-19 pandemic during the year ended December 31, 2020. The Company's credit quality profile in relation to the allowance for loan credit losses drove a decline of $25.1 million in the collectively evaluated portion of the reserve during the year ended December 31, 2021, of which a $19.6 million decrease was related to qualitative factor changes across the Company's risk pools for the year ended December 31, 2021. These declines were partially offset by an increase in certain specific loan reserves, at December 31, 2021.
The provision for loan credit losses for the year ended December 31, 2020, was driven by the continuing uncertainty related to the ongoing economic impact and duration of the COVID-19 pandemic. Based upon the requirements of CECL, economic forecasts are essential for estimating the life of loan losses. The increased risk, as reflected in current and forecast adjustments, resulted in approximately $39.8 million in provision expense in total collective reserves, of which $27.5 million was related to qualitative factor changes, across the Company’s risk pools for the year ended December 31, 2020. An additional $8.1 million in provision expense was due to the current and forecast effects of individually evaluated loans. There were four significant loan charge-offs during year ended December 31, 2020, totaling $6.6 million, reflecting two loan relationships.
The following tables show the recorded investment in loans by loss estimation methodology, excluding loans for which the fair value option was elected at December 31, 2020. There were no LHFI for which the fair value option was elected at December 31, 2021.

	December 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$1,691,269	$166	$2,077	$1,693,512
Construction/land/land development	529,789	—	294	530,083
Residential real estate	898,456	8,150	3,133	909,739
Commercial and industrial	1,441,204	8,547	4,484	1,454,235
Mortgage warehouse lines of credit	627,078	—	—	627,078
Consumer	16,682	2	—	16,684
Total	$5,204,478	$16,865	$9,988	$5,231,331

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate(1)	$1,365,284	$3,173	$2,471	$1,370,928
Construction/land/land development	528,894	2,621	345	531,860
Residential real estate	879,015	2,009	4,096	885,120
Commercial and industrial	1,804,049	3,152	10,661	1,817,862
Mortgage warehouse lines of credit	1,084,001	—	—	1,084,001
Consumer	17,991	—	—	17,991
Total	$5,679,234	$10,955	$17,573	$5,707,762
____________________________
(1)Excludes $17.0 million of commercial real estate loans at fair value, which are not included in the loss estimation methodology due to the fair value option election.
The following tables show the allowance for loan credit losses by loss estimation methodology at December 31, 2021, and December 31, 2020.

	December 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$13,416	$—	$9	$13,425
Construction/land/land development	3,997	—	14	4,011
Residential real estate	5,017	19	1,080	6,116
Commercial and industrial	29,995	6,680	3,471	40,146
Mortgage warehouse lines of credit	340	—	—	340
Consumer	546	2	—	548
Total	$53,311	$6,701	$4,574	$64,586

	December 31, 2020
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,896	$525	$9	$15,430
Construction/land/land development	8,062	128	1	8,191
Residential real estate	8,983	—	435	9,418
Commercial and industrial	44,714	1,707	5,436	51,857
Mortgage warehouse lines of credit	856	—	—	856
Consumer	918	—	—	918
Total	$78,429	$2,360	$5,881	$86,670
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
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Commercial real estate	$453	$1,053	$512	$3,704
Construction/land/land development	52	1,319	338	2,962
Residential real estate	7,684	2,436	11,647	6,530
Total real estate	8,189	4,808	12,497	13,196
Commercial and industrial	58	82	12,306	12,897
Consumer	—	—	100	56
Total nonaccrual loans	$8,247	$4,890	$24,903	$26,149
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2021, the Company had no funding commitments for which the terms have been modified in TDRs.
For the years ended December 31, 2021, 2020 and 2019, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms was $1.9 million, $1.5 million and $1.5 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended December 31, 2021, 2020 and 2019.
The Company elects the fair value option for recording residential mortgage loans held for sale, as well as for certain commercial real estate loans at December 31, 2020, in accordance with U.S. GAAP. The Company had $1.8 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at December 31, 2021, compared to $681,000 at December 31, 2020. There were no LHFI that were recorded using the fair value option election at December 31, 2021.
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
TDRs
Nonaccrual TDRs	$4,064	$5,671
Performing TDRs	2,763	3,314
Total	$6,827	$8,985

The tables below summarize loans classified as TDRs by loan and concession type during the dates indicated.

	Year Ended December 31, 2021
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	1	$31	$26	$—	$—	$26
Commercial and industrial	1	100	100	—	—	100
Total	2	$131	$126	$—	$—	$126

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,694	$—	$—	$1,694
Residential real estate	5	1,212	—	177	877	1,054
Total real estate	7	2,908	1,694	177	877	2,748
Commercial and industrial	5	217	193	—	—	193
Consumer	1	2	—	—	2	2
Total	13	$3,127	$1,887	$177	$879	$2,943

	Year Ended December 31, 2019
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Construction/land/land development	1	$361	$—	$—	$343	$343
Residential real estate	2	2,516	—	—	2,410	2,410
Total real estate	3	2,877	—	—	2,753	2,753
Commercial and industrial	5	1,314	852	—	—	852
Consumer	1	11	9	—	—	9
Total	9	$4,202	$861	$—	$2,753	$3,614
During the year ended December 31, 2021, one loan with an outstanding principal balance of $9,000 defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2020, no loans defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2019, two loans with an outstanding principal balance of $117,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The modifications made during the year ended December 31, 2021, did not significantly impact the Company's determination of the allowance for loan credit losses. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of a subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan.
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
A hierarchy for fair value has been established, which categorizes the valuation techniques into three levels used to measure fair value. The three levels are as follows:
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2021 and 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2021 or 2020.

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$364,357	$41,461	$405,818
Corporate bonds	—	82,734	—	82,734
U.S. treasury securities	92,245	—	—	92,245
U.S. government agency securities	—	5,413	—	5,413
Commercial mortgage-backed securities	—	64,243	—	64,243
Residential mortgage-backed securities	—	557,801	—	557,801
Commercial collateralized mortgage obligations	—	19,672	—	19,672
Residential collateralized mortgage obligations	—	193,740	—	193,740
Asset-backed securities	—	83,062	—	83,062
Securities available for sale	92,245	1,371,022	41,461	1,504,728
Securities carried at fair value through income	—	—	7,497	7,497
Loans held for sale	—	37,032	—	37,032
Mortgage servicing rights	—	—	16,220	16,220
Other assets - derivatives	—	11,459	—	11,459
Total recurring fair value measurements - assets	$92,245	$1,419,513	$65,178	$1,576,936

Other liabilities - derivatives	$—	$(11,494)	$—	$(11,494)
Total recurring fair value measurements - liabilities	$—	$(11,494)	$—	$(11,494)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$398,120	$44,065	$442,185
Corporate bonds	—	65,938	—	65,938
U.S. government agency securities	—	849	—	849
Commercial mortgage-backed securities	—	11,080	—	11,080
Residential mortgage-backed securities	—	214,951	—	214,951
Residential collateralized mortgage obligations	—	195,343	—	195,343
Asset-backed securities	—	74,328	—	74,328
Securities available for sale	—	960,609	44,065	1,004,674
Securities carried at fair value through income	—	—	11,554	11,554
Loans held for sale	—	136,026	—	136,026
Loans at fair value	—	—	17,011	17,011
Mortgage servicing rights	—	—	13,660	13,660
Other assets - derivatives	—	23,694	—	23,694
Total recurring fair value measurements - assets	$—	$1,120,329	$86,290	$1,206,619

Other liabilities - derivatives	$—	$(23,020)	$—	$(23,020)
Total recurring fair value measurements - liabilities	$—	$(23,020)	$—	$(23,020)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020, are summarized as follows:

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(2,593)	—	—
Other noninterest income	(251)	—	—	(814)
Loss recognized in AOCI	—	—	(1,263)	—
Purchases, issuances, sales and settlements:
Originations	—	5,153	—	—
Purchases	—	—	1,000	—
Sales	—	—	—	—
Settlements	(16,760)	—	(2,341)	(3,243)
Balance at December 31, 2021	$—	$16,220	$41,461	$7,497

Balance at January 1, 2020	$17,670	$20,697	$38,173	$11,513
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(12,746)	—	—
Other noninterest income	(53)	—	—	493
Gain recognized in AOCI	—	—	1,575	—
Purchases, issuances, sales and settlements:
Originations	—	5,709	—	—
Purchases	—	—	6,478	—
Sales	—	—	(140)	—
Settlements	(606)	—	(2,021)	(452)
Balance at December 31, 2020	$17,011	$13,660	$44,065	$11,554
____________________________
(1)Total mortgage banking revenue includes changes in fair value due to market changes and run-off.
The Company obtains fair value measurements for loans at fair value, securities available for sale and securities at fair value through income from an independent pricing service; therefore, quantitative unobservable inputs are unknown.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	December 31, 2021		December 31, 2020
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	9.10% - 36.51%	15.63%	11.82% - 37.95%	22.08%
Discount rates	8.89 - 10.39	9.32	7.83 - 9.09	8.27
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. The increase in rates since the year ended December 31, 2020, has caused a decrease in our weighted average prepayment speed and an increase in our discount rate assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2021, and December 31, 2020, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	December 31, 2021
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$37,032	$36,072	$960
Securities carried at fair value through income	7,497	7,375	122
Total	$44,529	$43,447	$1,082
____________________________
(1)$1.8 million of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2021. Of this balance, $1.2 million was guaranteed by U.S. Government agencies.

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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2021	2020	2019
Mortgage banking revenue (loans held for sale)	$(5,111)	$5,131	$550
Other income:
Loans at fair value held for investment	(251)	(53)	124
Securities carried at fair value through income	(814)	493	586
Total impact on other income	(1,065)	440	710
Total fair value option impact on noninterest income (1)	$(6,176)	$5,571	$1,260
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 9 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both December 31, 2021 and 2020. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
LHFI
There are no LHFI for which the fair value option had been elected at December 31, 2021. For LHFI for which the fair value option has been elected at December 31, 2020, fair values are calculated using a discounted cash flow model with inputs including observable interest rate curves and unobservable credit adjustment spreads based on credit risk inherent in the loan. Credit spreads ranged from 290 to 413 basis points at December 31, 2020. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Value of Assets Recorded on a Nonrecurring Basis
Equity Securities without Readily Determinable Fair Values
Equity securities without readily determinable fair values totaled $45.2 million and $62.6 million, at December 31, 2021, and December 31, 2020, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $43.4 million and $55.5 million, respectively, at December 31, 2021, and December 31, 2020, for Government National Mortgage Association ("GNMA") repurchase assets included in loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 9 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss includes estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $4.8 million and $12.3 million at December 31, 2021, and December 31, 2020, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data and was $1.5 million and $1.6 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the Company had $5.9 million in principal amount of residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
Loans
The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using exit level pricing, which combines the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality and an estimated additional rate to reflect a liquidity premium. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Deposits
The estimated fair value approximates carrying value for demand deposits. The fair value of fixed rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently available for funding from the FHLB. The estimated fair value of deposits does not take into account the value of our long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, the Company would likely realize a core deposit premium if the deposit portfolio were sold in the principal market for such deposits.
Borrowed Funds
The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed rate and fixed-to-floating-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments. The estimated fair value approximates carrying value for variable-rate junior subordinated debentures that reprice quarterly.
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31, 2021		December 31, 2020
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$705,618	$705,618	$377,214	$377,214
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	45,192	45,192	62,586	62,586
Accrued interest and loan fees receivable	23,402	23,402	27,146	27,146
Level 3 inputs:
Securities held to maturity	22,767	25,117	38,128	41,205
LHFI, net(1)	5,166,745	5,133,257	5,621,092	5,802,744
Financial liabilities:
Level 2 inputs:
Deposits	6,570,693	6,572,215	5,751,315	5,756,312
FHLB advances and other borrowings	309,801	305,374	984,608	991,943
Subordinated indebtedness	157,417	156,629	157,181	156,395
Accrued interest payable	2,696	2,696	3,556	3,556
____________________________
(1)Does not include loans for which the fair value option had been elected at December 31, 2020, as these loans are carried at fair value on a recurring basis. There are no loans for which the fair value option had been elected at December 31, 2021.
Note 6 - Premises and Equipment
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2021	2020
Land, buildings and improvements	$87,313	$85,108
Furniture, fixtures and equipment	28,454	28,599
Leasehold improvements	17,864	16,715
Construction in process	1,377	1,142
Total premises and equipment	135,008	131,564
Accumulated depreciation	(54,317)	(49,801)
Premises and equipment, net	$80,691	$81,763
Depreciation expense for premises and equipment totaled $6.0 million, $5.8 million and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 7 - Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2038.
The balance sheet details and components of the Company's lease expense were as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$23,732	$21,667
Operating lease liabilities (included in Accrued expenses and other liabilities)	25,691	23,445
Finance lease liabilities (included in Accrued expenses and other liabilities)	2,852	3,148

Weighted average remaining lease term (years) - operating leases	9.47	9.22
Weighted average discount rate - operating leases	2.89%	3.44%

	Years Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Lease expense:
Operating lease expense	$4,553	$4,680	$4,716
Other lease expense	369	265	245
Total lease expense	$4,922	$4,945	$4,961
Right of use assets obtained in exchange for new operating lease liabilities	$5,776	$1,338	$1,256
Maturities of operating lease liabilities at December 31, 2021, were as follows:

December 31, 2021
Year 1	$5,035
Year 2	4,530
Year 3	3,336
Year 4	2,666
Year 5	2,385
Year 6 and thereafter	11,820
Total lease payments	29,772
Less: Imputed interest	4,081
Total lease obligations	$25,691
Supplemental cash flow related to leases was as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for operating leases	$4,890	$4,791
Note 8 - Goodwill and Other Intangible Assets
During 2021, the Company recorded goodwill totaling $7.6 million and other intangible assets totaling $14.1 million in connection with the acquisitions of the Lincoln Agency and Pulley-White. There were no changes to the carrying amount of the Company's goodwill during the year ended December 31, 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The components of the Company's goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2021	Gross	Accumulated Amortization	Net
Goodwill	$34,368	$—	$34,368
Other intangible assets:
Core deposit intangibles	1,260	(1,248)	12
Relationship based intangibles	19,650	(4,421)	15,229
Tradename	1,004	(186)	818
Non-compete	903	—	903
Total	$57,185	$(5,855)	$51,330
December 31, 2020
Goodwill	$26,741	$—	$26,741
Other intangible assets:
Core deposit intangibles	1,260	(1,192)	68
Relationship based intangibles	7,304	(3,648)	3,656
Tradename	186	(171)	15
Non-compete	270	(270)	—
Total	$35,761	$(5,281)	$30,480
Amortization expense on other intangible assets totaled $844,000, $1.1 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.
Estimated future amortization expense for intangible assets remaining at December 31, 2021, was as follows:

(Dollars in thousands) Years Ended December 31,
2022	$2,072
2023	1,971
2024	1,610
2025	1,467
2026	1,327
Thereafter	8,515
Total	$16,962

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 9 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Years Ended December 31,
Mortgage banking revenue	2021	2020	2019
Origination	$1,379	$1,880	$1,000
Gain on sale of loans held for sale	11,862	13,481	4,348
Originations of MSRs	5,153	5,709	2,595
Servicing	5,990	6,116	6,547
Total gross mortgage revenue	24,384	27,186	14,490
MSR valuation adjustments, net	(2,593)	(12,746)	(7,012)
Mortgage HFS and pipeline fair value adjustment	(6,897)	7,351	979
MSR hedge impact	(1,967)	7,812	3,852
Mortgage banking revenue	$12,927	$29,603	$12,309
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 12 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fair Value at Beginning of Period	$13,660	$20,697	$25,114
Originations of MSRs	5,153	5,709	2,595
MSR valuation adjustments, net	(2,593)	(12,746)	(7,012)
Fair Value at End of Period	$16,220	$13,660	$20,697
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
At December 31, 2021 and 2020, the reserve for mortgage loan servicing put back expenses totaled $379,000 and $311,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing put back expenses. Future put back expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $43.4 million and $55.5 million at December 31, 2021 and 2020, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 10 - Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Noninterest-bearing demand	$2,163,507	$1,607,564
Interest bearing demand	1,412,089	1,478,818
Money market	2,204,109	1,794,915
Time deposits	543,128	664,766
Savings	247,860	205,252
Total	$6,570,693	$5,751,315

Municipal deposits totaled $814.8 million and $689.3 million at December 31, 2021 and 2020, respectively.
Included in time deposits at December 31, 2021 and 2020, are $222.7 million and $271.3 million, respectively, of time deposits in denominations of $250,000 or more.
Maturities of time deposits, at December 31, 2021, are as follows:

(Dollars in thousands)
Years Ended December 31,
2022	$427,558
2023	65,602
2024	34,370
2025	7,841
2026	7,246
2027	511
Total	$543,128
At December 31, 2021 and 2020, overdrawn deposits of $1.9 million and $462,000, respectively, were reclassified as unsecured loans.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 11 - Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Overnight repurchase agreements with depositors	$9,447	$8,408
Short-term FHLB advances	—	650,000
GNMA repurchase liability	43,355	55,485
Long-term FHLB advances	256,999	270,715
Total FHLB advances and other borrowings	$309,801	$984,608
Subordinated indebtedness, net	$157,417	$157,181
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At December 31, 2021:
Long-term FHLB advance, callable quarterly, fixed rate	$250,000	1.65%	8/23/2033
At December 31, 2020:
Short-term FHLB advance, fixed rate	650,000	0.10	1/4/2021
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
Short-Term Borrowings
The Company had unsecured lines of credit for the purchase of federal funds in the amount of $140.0 million and $190.0 million at December 31, 2021 and 2020, respectively. The Company also had a $75.0 million secured repurchase line of credit at December 31, 2021 and 2020. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Securities sold under agreements to repurchase consist of the Company's obligations to other parties and mature on a daily basis. These obligations to other parties carried a daily average interest rate of 0.08% and 0.22% for the years ended December 31, 2021 and 2020, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2021, ranged from 1.65% to 4.57%. Interest rates for FHLB long-term advances outstanding at December 31, 2020, ranged from 1.65% to 5.72%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.
Scheduled maturities of long-term advances from the FHLB at December 31, 2021, are as follows:

(Dollars in thousands)
Years Ended December 31,
2022	$258
2023	267
2024	276
2025	285
2026	703
Thereafter (1)	255,210
Total	$256,999
__________________________
(1)Includes a FHLB advances totaling $250.0 million callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2021 and 2020, were $982.2 million and $456.9 million, respectively.
Additionally, at December 31, 2021 and December 31, 2020, the Company had the availability to borrow $856.8 million and $793.2 million, respectively, from the discount window at the Federal Reserve Bank of Dallas, with $1.09 billion and $999.7 million in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at December 31, 2021 or 2020.
Holding Company Line of Credit
On October 5, 2018, the Company entered into a Loan Agreement (the "Loan Agreement"), along with certain ancillary instruments, with NexBank SSB ("Lender") pursuant to which the Lender would make one or more revolving credit loans of up to $50 million to the Company, maturing October 5, 2021, which the Company could use for working capital and general corporate purposes. On October 5, 2021, the Company entered into a first amendment to the Loan Agreement extending the maturity to November 5, 2021. On October 29, 2021, the Company entered into a second amendment (the "Amendment") to the Loan Agreement. Pursuant to the Amendment, the loan may not exceed an aggregate principal amount of $100 million, consisting of the $50 million existing loan amount and any one or more potential incremental revolving loan commitments that the Lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. The Lender has no obligation to agree to extend any incremental revolving loan or to increase the loan amount. The principal amounts borrowed under the Loan Agreement bears interest at a variable rate equal to the applicable Term SOFR for the then-current SOFR Interest Period plus 3.35% (as such terms are defined in the Loan Agreement). Pursuant to the Amendment, the line of credit available to the Company expires on October 28, 2022, or such date of the acceleration of the obligation pursuant to the Loan Agreement, as amended, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. The Company may extend the maturity date to a date that is three hundred and sixty-four (364) days after the then-effective maturity date, no more than two times upon (i) delivery of a written request therefor to Lender at least thirty (30) days, but no more than (60) days, prior to the maturity date then in effect; and (ii) receipt by the Lender of a certificate of the Company dated the date of such request. There were no outstanding revolving credit loans under the Loan Agreement at December 31, 2021 or 2020.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Subordinated Indebtedness
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears, subject to customary fallback provision upon the discontinuation of LIBOR. Origin Bank is entitled to redeem the Notes, in whole or in part, on or after February 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. The Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
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
The Company has two wholly-owned, unconsolidated subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "debentures") of the Company. The debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures and can be currently redeemed by the Company in whole or in part, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Due to the extended maturity date of the trust preferred securities, they are included in Tier 1 capital for regulatory purposes, subject to certain limitations.
The following table is a summary of the terms of the current junior subordinated debentures at December 31, 2021:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	3.43%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	2.00	16.00
			$10,826
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on October 28, 2021.
(2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on December 13, 2021.
The balance of the subordinated indebtedness varies from the amounts carried on the consolidated balance sheets due to the remaining purchase discount of $3.4 million and $3.6 million, at December 31, 2021, and December 31, 2020, respectively, which was established at the time of issuance and is being amortized over the remaining life of the securities using the interest method.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at December 31, 2021, and December 31, 2020:

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate swaps included in other liabilities	$21,000	$21,000	$(103)	$(706)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$315,188	$326,542	$10,417	$20,207
Interest rate swaps included in other liabilities	327,510	347,096	(10,762)	(21,321)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	(2)	(18)
Forward commitments to purchase mortgage-backed securities included in other liabilities	80,000	107,000	(627)	(317)
Forward commitments to sell residential mortgage loans included in other assets (liabilities)	52,000	107,200	1	(658)
Interest rate-lock commitments on residential mortgage loans included in other assets	36,694	79,554	1,041	3,487
	$874,766	$1,030,766	$68	$1,380
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
The weighted-average rates paid and received for interest rate swaps at the dates indicated were as follows:

	Weighted-Average Interest Rate
	December 31, 2021		December 31, 2020
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.81%	2.89%	4.81%	2.94%
Non-hedging interest rate swaps - financial institution counterparties	4.32	2.68	4.18	2.48
Non-hedging interest rate swaps - customer counterparties	2.68	4.33	2.52	4.19
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2021	2020	2019
Amount of (loss) gain recognized in mortgage banking revenue (1)	$(3,118)	$4,081	$3,079
Amount of gain (loss) recognized in other non-interest income	816	(307)	(530)
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
At December 31, 2021 and 2020, the Company had cash collateral on deposit with swap counterparties totaling $16.5 million and $22.2 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 13 - Stock and Incentive Compensation Plans
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
There were no shares of common stock issued pursuant to the ESPP during the year ended December 31, 2021.
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, awards have been issued prior to the establishment of the 2012 Plan, some of which were still outstanding at December 31, 2021. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), dividend equivalent rights, performance unit awards or any combination thereof. At December 31, 2021, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 664,668 shares.
Share-based compensation cost charged to income for the years ended December 31, 2021, 2020 and 2019, is presented below. There was no stock option expense for any of the periods shown.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
RSA & RSU	$2,100	$2,320	$2,247
ESPP	195	—	—
Total stock compensation expense	$2,295	$2,320	$2,247
Related tax benefits recognized in net income	$482	$487	$472
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
The following table summarizes the Company's time-vested award activity:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSA shares, January 1,	103,359	$31.51	149,449	$35.15	174,407	$35.01
Granted RSA	13,460	42.26	30,638	20.14	37,641	32.77
Vested RSA	(67,825)	31.07	(72,325)	33.88	(59,344)	33.50
Forfeited RSA	(946)	24.69	(4,403)	37.11	(3,255)	30.21
Nonvested RSA shares, December 31,	48,048	35.27	103,359	31.51	149,449	35.15

Nonvested RSU, January 1,	—	$—	—	$—	—	$—
Granted RSU	73,977	40.64	—	—	—	—
Nonvested RSU, December 31	73,977	40.64	—	—	—	—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
At December 31, 2021, there was $1.1 million and $2.7 million of total unrecognized compensation cost related to nonvested RSA shares and RSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 1.2 years and 2.7 years for RSA shares and RSU shares, respectively.
Stock Option Grants
The Company issued common stock options to select officers and employees primarily through individual agreements. As a result, both incentive and nonqualified stock options have been issued and may be issued in the future. The exercise price of each option varies by agreement and is based on the fair value of the stock at the date of the grant. No outstanding stock option has a term that exceeds twenty years, and all of the outstanding options are fully vested. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date fair value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.
The table below summarizes the status of the Company's stock options and changes during the years ended December 31, 2021, 2020 and 2019 .

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	274,000	$10.38	6.75	$6,493
Exercised	(20,000)	8.25	—	—
Outstanding at December 31, 2019	254,000	10.55	5.81	6,932
Exercised	(30,000)	8.25	—	—
Outstanding at December 31, 2020	224,000	10.86	4.92	3,789
Exercised	(184,800)	10.88	—	—
Outstanding at December 31, 2021	39,200	10.73	2.28	1,262
Exercisable at December 31, 2021	39,200	10.73	2.28	1,262
Note 14 - Employee Retirement Plan - 401(k)
Defined Contribution Retirement Plan
The Company maintains the Origin Bancorp, Inc. Employee Retirement Plan (the "Retirement Plan") that is a defined contribution benefit plan, that allows contributions under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees who meet certain other requirements and employment classification criteria. Under the provisions of the Retirement Plan, the Company may make discretionary matching contributions on a percentage, not to exceed 6%, of a participant's elective deferrals. Any percentage(s) determined by the Company shall apply to all eligible persons for the entire plan year. Historically, the Company has matched 50% of the first 6% of eligible compensation deferred by a participant. Eligible compensation includes salaries, wages, overtime and bonuses, and excludes expense reimbursements and fringe benefits. In addition, the Company may make additional discretionary contributions out of current or accumulated net profit. Matching contributions are invested as directed by the participant. The total of the Company's contributions may not exceed limitations set forth in the Retirement Plan document or the maximum deductible under the Internal Revenue Code.
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $2.1 million, $2.0 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Other Benefit Plans
The Company has established non-qualified defined benefit plans for some of its key executives for which deferred compensation liabilities are recorded as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $10.4 million and $11.3 million at December 31, 2021 and 2020, respectively. The expense recorded for the deferred compensation plan totaled $1.1 million, $1.9 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 15 - Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2021	2020	2019
Current	$17,022	$18,157	$14,232
Deferred	6,077	(11,545)	(2,513)
State income taxes:
Current	584	1,723	1,030
Deferred	202	(339)	(83)
Income tax expense	$23,885	$7,996	$12,666
A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is below:

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$27,811	21.00%	$9,314	21.00%	$13,975	21.00%
Tax exempt revenue, net of nondeductible interest	(1,339)	(1.01)	(878)	(1.98)	(644)	(0.97)
Low-income housing tax credits, net of amortization	(468)	(0.35)	(511)	(1.15)	(514)	(0.77)
Other tax credits, net of add-backs	(1,218)	(0.92)	(1,218)	(2.75)	(1,218)	(1.83)
Bank-owned life insurance income	(170)	(0.13)	(259)	(0.58)	(158)	(0.24)
State income taxes, net of federal benefit	662	0.50	1,033	2.35	730	1.10
Stock-based compensation	(1,272)	(0.96)	181	0.41	(100)	(0.15)
Nondeductible expense	106	0.08	257	0.58	413	0.62
Other	(227)	(0.17)	77	0.16	182	0.27
Total income tax expense	$23,885	18.04%	$7,996	18.04%	$12,666	19.03%

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2021	2020
Credit loss allowances	$14,565	$19,315
Deferred compensation and share-based compensation	4,795	4,504
Net operating loss carryforwards	1,170	1,240
Other	278	1,064
Gross deferred tax assets	20,808	26,123
Valuation allowance	(974)	(994)
Deferred tax assets net of valuation allowance	$19,834	$25,129

Deferred tax liabilities:
Basis difference in premises and equipment	$2,461	$3,089
Intangible assets	127	118
Mortgage servicing rights	3,504	2,951
Other	1,144	146
Gross deferred tax liabilities	7,236	6,304
Net deferred tax asset	$12,598	$18,825
At December 31, 2021, the Company has $3.4 million in Federal gross net operating loss carryforwards acquired in previous business combinations expiring between 2022 and 2028, and $15.0 million in state net operating losses expiring between 2022 and 2041. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused, and has established a $974,000 valuation allowance related to these carryforwards.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2018.
Note 16 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at January 1, 2019	$(2,601)	$121	$(2,480)
Net change	9,013	(200)	8,813
Balance at December 31, 2019	6,412	(79)	6,333
Net change	19,794	(478)	19,316
Balance at December 31, 2020	26,206	(557)	25,649
Net change	(20,397)	477	(19,920)
Balance at December 31, 2021	$5,809	$(80)	$5,729

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The Company is subject to the Basel III regulatory capital framework ("Basel III Capital Rules"), which includes a 2.5% capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments, and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2021 and 2020, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021), which resulted in a 14 basis point benefit to the common equity Tier 1 capital to risk-weighted assets capital ratio at December 31, 2021. The two-year delay is followed by a three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024).

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Bank at December 31, 2021, and December 31, 2020, are presented in the following table:

(Dollars in thousands) December 31, 2021	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$681,039	11.20%	$425,475	7.00%	N/A	N/A
Origin Bank	724,440	11.97	423,819	7.00	$393,546	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	690,448	11.36	516,648	8.50	N/A	N/A
Origin Bank	724,440	11.97	514,637	8.50	484,365	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	897,503	14.77	638,212	10.50	N/A	N/A
Origin Bank	852,825	14.09	635,727	10.50	605,454	10.00
Leverage Ratio
Origin Bancorp, Inc.	690,448	9.20	300,195	4.00	N/A	N/A
Origin Bank	724,440	9.66	299,932	4.00	374,915	5.00
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	604,306	9.95	425,012	7.00	N/A	N/A
Origin Bank	637,863	10.53	424,010	7.00	393,724	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	613,682	10.11	516,107	8.50	N/A	N/A
Origin Bank	637,863	10.53	514,870	8.50	484,583	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	837,058	13.79	637,539	10.50	N/A	N/A
Origin Bank	782,503	12.92	636,019	10.50	605,732	10.00
Leverage Ratio
Origin Bancorp, Inc.	613,682	8.62	284,771	4.00	N/A	N/A
Origin Bank	637,863	8.99	283,842	4.00	354,802	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $110.8 million at December 31, 2021.
Stock Repurchases
During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. There have been no common stock repurchases since the first quarter of the 2021 year. Prior to December 31, 2020, the Company had cumulatively repurchased an aggregate of 330,868 shares of common stock for a total purchase price of $10.8 million under the stock buyback program. As of December 31, 2021, the Company's board of directors has approved approximately $28.0 million remaining to be purchased under the program.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 18 - Commitments and Contingencies
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
A substantial majority of the letters of credit are standby agreements that obligate the Company to fulfill a customer's financial commitments to a third-party if the customer is unable to perform. The Company issues standby letters of credit primarily to provide credit enhancement to its customers' other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.
The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The table below presents the Company's commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) December 31, 2021	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$643,089	$620,741	$300,863	$56,525	$1,621,218
Standby letters of credit	42,516	6,633	—	—	49,149
Total off-balance sheet commitments	$685,605	$627,374	$300,863	$56,525	$1,670,367
December 31, 2020
Commitments to extend credit(1)	$641,951	$428,893	$163,520	$107,137	$1,341,501
Standby letters of credit	34,212	8,699	—	—	42,911
Total off-balance sheet commitments	$676,163	$437,592	$163,520	$107,137	$1,384,412
____________________________
(1)Includes $513.0 million and $504.6 million of unconditionally cancellable commitments at December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company held 43 unfunded letters of credit from the FHLB totaling $599.3 million with expiration dates ranging from January 20, 2022, to March 22, 2023. At December 31, 2020, the Company held 35 unfunded letters of credit from the FHLB totaling $527.4 million with expiration dates ranging from January 20, 2021, to November 4, 2022.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.3 million at both December 31, 2021, and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Loss Contingencies
From time to time, the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 19 - Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2021 and 2020, were as follows:

(Dollars in thousands)	2021	2020
Balance, beginning of year	$1,392	$1,093
Advances	907	1,092
Principal repayments	(1,544)	(793)
Effect of changes in composition of related parties	(284)	—
Balance, end of year	$471	$1,392

Commitments to extend credit	$833	$2,702
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2021 and 2020, amounted to $30.0 million and $30.4 million, respectively.
Note 20 - Business Combinations
On December 31, 2021, the Company acquired the remaining 62% equity interest in the Lincoln Agency for $5.3 million in cash and $5.3 million in Company common stock. The Company previously acquired a 38% minority interest in Lincoln Agency that was accounted for as an equity method investment, which had an immaterial carrying value at the acquisition date. The acquisition of the remaining equity interest was considered a step acquisition, whereby the Company re-measured the previously held equity method investment to its fair value of $5.2 million, resulting in the recognition of a gain of $5.2 million, which is recorded as a component of noninterest income in the accompanying consolidated statements of income. The acquisition date fair value of the previously held equity method investment was calculated using multiple factors, including the total consideration for the acquired ownership interest of Lincoln Agency and an analysis of control premiums paid for similar transactions.
The purchase agreement for Lincoln Agency includes potential earnout payments of up to $250,000 based on net product line revenue for fiscal year 2023 and up to an additional $750,000 based on compound annual revenue growth for fiscal year 2024. The Company included the $795,000 fair value of this contingent liability as a component of other liabilities on the accompanying consolidated balance sheet.
Additionally, the Company acquired 100% of the book of business, and certain assets, and assumed certain liabilities of Pulley-White on December 31, 2021, for $2.2 million in cash and $2.2 million in Company common stock. The purchase agreement for Pulley-White also includes potential earnout payments of up to an additional $250,000 provided the revenue attributable to the legacy operations of Pulley-White for the two years ended December 31, 2023, achieve certain compounded annual growth rate metrics and payments of up to $500,000 provided the revenue attributable to the legacy operations of Pulley-White for the three years ended December 31, 2024, achieve certain compounded annual growth rate metrics. The Company included the $574,000 fair value of this contingent liability as a component of other liabilities on the accompanying consolidated balance sheet.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
A preliminary summary of the fair value of assets acquired and liabilities assumed from the acquisitions is as follows:

(Dollars in thousands)	Estimated Fair Value
Assets Acquired:
Definite-lived intangibles	$14,067
Operating lease right of use assets	1,488
Prepaid expense and other assets	47
Total assets acquired	15,602

Liabilities Assumed:
Operating lease liability	1,488
Accounts payable and accrued expenses	244
Total liabilities assumed	1,732
Net assets acquired	13,870
Total consideration	21,497
Goodwill	$7,627
With these acquisitions, the Company continues to expand the scope of product offerings to its banking customers. $4.6 million of goodwill associated with these acquisitions is deductible for income tax purposes.
A summary of total consideration is as follows:

(Dollars in thousands)	December 31, 2021
Cash paid	$7,457
Common stock issued (177,348 shares)	7,458
Contingent consideration	1,369
Fair value of previously held interest in Lincoln Agency	5,213
Total consideration	$21,497
The Company has determined the above noted acquisitions constitute a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.
The fair value of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. The accounting for business combinations require estimates and judgments regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates and assumptions underlying the preliminary valuations are subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement periods, which are up to one year from the acquisition date. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.
Pro forma results of operations for these acquisitions in the aggregate are not presented because these acquisitions are not material to the Company's consolidated results of operations.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Acquisition costs, which primarily consists of professional services, are expensed as incurred as a component of noninterest expense. The Company incurred total acquisition costs of approximately $214,000 during the year ended December 31, 2021.
Note 21 - Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2021	2020
Assets
Cash and cash equivalents	$28,904	$42,908
Investment in affiliates/subsidiaries	774,840	684,410
Other assets	16,343	10,198
Total assets	$820,087	$737,516
Liabilities and Stockholders' Equity
Subordinated indebtedness, net	$88,405	$88,258
Accrued expenses and other liabilities	1,471	2,108
Total liabilities	89,876	90,366
Stockholders' Equity
Common stock	118,733	117,532
Additional paid‑in capital	242,114	237,341
Retained earnings	363,635	266,628
Accumulated other comprehensive income	5,729	25,649
Total stockholders' equity	730,211	647,150
Total liabilities and stockholders' equity	$820,087	$737,516

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2021	2020	2019
Income:
Dividends from subsidiaries	$19,200	$17,250	$17,500
Other	1,608	12	470
Total income	20,808	17,262	17,970
Expenses:
Interest expense	4,313	1,333	563
Salaries and employee benefits	221	214	728
Other	1,079	1,182	1,565
Total expenses	5,613	2,729	2,856
Income before income taxes and equity in undistributed net income of subsidiaries	15,195	14,533	15,114
Income tax benefit	762	549	502
Income before equity in undistributed net income of subsidiaries	15,957	15,082	15,616
Equity in undistributed net income of subsidiaries	92,589	21,275	38,266
Net income	$108,546	$36,357	$53,882

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2021	2020	2019
Cash flows from operating activities:
Net income	$108,546	$36,357	$53,882
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7	(1)	9
Equity in undistributed net income of subsidiaries	(92,589)	(21,275)	(38,266)
Amortization of subordinated indebtedness discount	147	58	28
Other, net	(5,898)	3,633	130
Net cash provided by operating activities	10,213	18,772	15,783
Cash flows from investing activities:
Lincoln Agency and Pulley-White acquisitions	(7,457)	—	—
Capital contributed to subsidiaries	—	(51,000)	—
Net purchases of non-marketable equity securities held in other financial institutions	(3,612)	—	—
Capital calls on limited partnership investments	(513)	—	—
Net cash used in investing activities	(11,582)	(51,000)	—
Cash flows from financing activities:
Dividends paid	(11,525)	(8,854)	(5,863)
Cash received on exercise of stock options	146	248	166
Proceeds from issuance of subordinated indebtedness	—	78,556	—
Payment to repurchase common stock	(1,256)	(723)	(10,059)
Net cash provided by (used by) financing activities	(12,635)	69,227	(15,756)
Net increase (decrease) in cash and cash equivalents	(14,004)	36,999	27
Cash and cash equivalents at beginning of year	42,908	5,909	5,882
Cash and cash equivalents at end of year	$28,904	$42,908	$5,909

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
Management's annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting at December 31, 2021, based on those criteria. The effectiveness of our internal control over financial reporting at December 31, 2021, has been audited by BKD LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
To the Shareholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Internal Control over Financial Reporting

We have audited Origin Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Little Rock, Arkansas
February 23, 2022

Item 9B.    Other Information
The Company entered into a Restricted Stock Unit Award Agreement and a Performance Unit Award Agreement (the "Award Agreements") with each of its five (5) named executive officers, pursuant to which restricted stock units ("Restricted Stock Units") and performance units (the "Performance Units") were awarded and issued to such officers under the Origin Bancorp, Inc. 2012 Stock Incentive Plan (the “Plan”). The Restricted Stock Units and Performance Units awarded and issued to the Company's named executive officers were as follows:

Officer	Restricted Stock Units	Performance Units (Target)
Drake Mills	4,667	4,667
M. Lance Hall	2,792	2,792
Stephen Brolly	1,758	1,758
Preston Moore	1,758	1,758
Jim Crotwell	1,465	1,465

The grants of Restricted Stock Units were previously approved by the Compensation Committee (the “Committee”) of the Board of Directors of the Company (the "Board") on February 17, 2022, and were issued on February 18, 2022 (the “Date of Grant”). Each Award Agreement sets forth the total number of Restricted Stock Units subject to each individual grant. Each Restricted Stock Unit represents a right for the officer to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee, subject to vesting. The Restricted Stock Units will vest on the earliest of the following: (a) a specified vesting date, provided the officer remains employed by the Company or an affiliate through that date; (b) the officer's voluntary termination of employment upon six (6) months' prior written notice to the Company on or after attaining age sixty-five (65); (c) the officer's death; or (d) the officer's disability (as defined in the Plan). Upon the occurrence of a change in control of the Company, all Restricted Stock Units will vest as of the date of such change in control, provided the Company is not the surviving corporation following the change in control and the acquiror either does not assume the Restricted Stock Units or does not provide a suitable substitute equivalent award. If the Company is the surviving corporation following the change in control or the acquiror either assumes the Restricted Stock Units or provides a suitable substitute equivalent award, the Restricted Stock Units (or such substitutes) will remain outstanding and be governed by their respective terms (including the vesting condition as set forth in the Award Agreement). Upon an officer's termination of service by the Company for any reason prior to vesting, the Restricted Stock Units will be forfeited.

The grants of Performance Units were previously approved by the Committee on February 17, 2022. Each Award Agreement sets forth the target number of Performance Units subject to each individual grant. Each Performance Unit to which the officer becomes entitled represents a right for the officer to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of Performance Units to which the officer will be entitled will vary from 0% to 150% of the target number of Performance Units, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the officer's continuous service with the Company through the third anniversary of the Date of Grant. The performance period is the 3-year period commencing on January 1, 2022 and ending on December 31, 2024. Upon the occurrence of a change in control of the Company, the target number of Performance Units will vest as of the date of such change in control, provided the Company is not the surviving corporation following the change in control and the acquiror either does not assume the Performance Units or does not provide a suitable substitute equivalent award. If the Company is the surviving corporation following the change in control or the acquiror either assumes the Performance Units or provides a suitable substitute equivalent award, the Award (or such substitute) will remain outstanding and be governed by their respective terms, provided that, subject to the officer’s continuous employment, the target number of Performance Units will vest on the 3rd anniversary of the Date of Grant without regard to the Company’s satisfaction of the specified performance criteria. Upon an officer's termination of service by the Company for any reason prior to vesting, the Performance Units will be forfeited. Notwithstanding the foregoing, in the event of a change in control, Performance Units will become immediately vested upon an officer's termination of service without cause (as defined in the Plan) within twelve (12) months of a change in control.

The forms of the Award Agreements are filed herewith as Exhibit 10.30 and Exhibit 10.31 and are incorporated by reference into this Item 9.B.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants at December 31, 2021 is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 - Stock and Incentive Compensation Plans to our consolidated financial statements contained in Item 8 of this report.

	Number of Securities to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2012 Stock Incentive Plan	—	$—	664,668
Issued prior to establishment of the 2012 Stock Incentive Plan	39,200	10.73	—
Total	39,200	10.73	664,668
____________________________
(1)Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance.
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Stock-Based Compensation Plans" in Part II, Item 5, elsewhere in this report.
We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.
Further information regarding security ownership of our 5% stockholders and our directors, director nominees and executive officers required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

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
(3) Exhibits: See (b) below.
(b) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's 10-Q filed for the quarter ended September 30, 2021 (File No. 001-38487)

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company's 10-Q filed for the quarter ended September 30, 2021 (File No. 001-38487)

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)

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

4.4	Description of Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.1 *	Origin Bancorp, Inc. 2012 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's 10-Q filed for the quarter ended March 31, 2021 (File No. 001-38487)

10.2 *
Form of Restricted Stock Award Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 28, 2018 (File No. 001-38487)

10.3 *
Form of Stock Option Award Agreement under the Community Trust Financial Corporation 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)

10.4 *
Community Trust Financial Corporation Employee Stock Ownership Plan and Trust Agreement, dated January 1, 2014, as amended, incorporated by reference to Exhibit 10.4 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225)

10.5 *
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.5 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.6 *
Amended and Restated Executive Salary Continuation Plan, effective May 1, 2008, between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2019 (File No. 001-38487)

10.7 *
Executive Deferred Compensation Agreement, dated March 30, 2001, by and between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.8 *
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 25, 2018, by and among New York Life Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225)

Exhibit Number	Description
10.9 *
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 26, 2018, by and among Great-West Life & Annuity Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225)

10.10 *
Amended and Restated Endorsement Split Dollar Life Insurance Agreement, dated February 27, 2020, by and between Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.10 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.11 *
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and M. Lance Hall, incorporated by reference to Exhibit 10.11 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.12 *
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 13, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.13 *
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated September 4, 2002, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.14 *
Amendment to the Life Insurance Endorsement Split Dollar Plan Agreement, dated December 8, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.15 *
Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement, dated December 18, 2009, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.16 *
Executive Supplemental Income Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 31, 2019 (File No. 001-38487)

10.17 *
Endorsement Split Dollar Life Insurance Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 31, 2019 (File No. 001-38487)

10.18 *
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 21, 2018 (File No. 001-38487)

10.19 *
Endorsement Split Dollar Life Insurance Agreement, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 21, 2018 (File No. 001-38487)

10.20 *
Change in Control Agreement, dated April 2, 2018, among Origin Bank, Origin Bancorp, Inc. and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the quarter ended March 31, 2019 (File No. 001-38487)

10.21
Loan Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487)

10.22	Revolving Promissory Note issued to NexBank SSB on October 5, 2018, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487)

10.23
Pledge and Security Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487)

10.24
Fiscal and Paying Agency Agreement, dated as of February 6, 2020, by and between Origin Bank and U.S. Bank National Association, as Fiscal and Paying Agent, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed February 6, 2020 (File No. 001-38487)

10.25
Form of Subordinated Note Purchase Agreement, dated as of February 6, 2020, by and among Origin Bank and the several Purchasers, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 6, 2020 (File No. 001-38487)

10.26 *
Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore incorporated by reference to Exhibit 10.31 to the Company's 10-K for the year ended December 31, 2020 (file No. 001-38487)

10.27	First Amendment to Loan Agreement, dated as of October 5, 2021, by and between Origin Bancorp, Inc. and NexBank, SSB

10.28	Second Amendment to Loan Agreement, dated as of October 29, 2021, by and between Origin Bancorp, Inc. and NexBank, SSB

Exhibit Number	Description
10.29 *	Change in Control Agreement, dated June 14, 2018, among Origin Bank, Origin Bancorp, Inc. and Jimmy R. Crotwell

10.30 *	Form of Performance Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan

10.31 *	Form of Restricted Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, is formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)
Date: February 23, 2022	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 23, 2022
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen H. Brolly	February 23, 2022
Stephen H. Brolly, Chief Financial Officer/Senior Executive Officer (Principal Financial & Principal Accounting Officer)

/s/ James S. D'Agostino	February 23, 2022
James S. D'Agostino, Director

/s/ James E. Davison, Jr.	February 23, 2022
James E. Davison, Jr., Director

/s/ A. La'Verne Edney	February 23, 2022
A. La'Verne Edney, Director

/s/ Meryl Farr	February 23, 2022
Meryl Farr, Director

/s/ Richard Gallot, Jr.	February 23, 2022
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 23, 2022
Stacey W. Goff, Director

/s/ Michael A. Jones	February 23, 2022
Michael A. Jones, Director

/s/ Gary E. Luffey	February 23, 2022
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 23, 2022
Farrell J. Malone, Director

/s/ Elizabeth E. Solender	February 23, 2022
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 23, 2022
Steven Taylor, Director