Form 10-Q
period 2022-03-31
Origin Bancorp, Inc.
filed 2022-05-04
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,768,748 shares of Common Stock, par value $5.00 per share, were issued and outstanding at April 29, 2022.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2022

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
•natural disasters and adverse weather events, acts of terrorism, an outbreak of hostilities, (including the impacts related to or resulting from Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments), regional or national protests and civil unrest (including any resulting branch closures or property damage), widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;
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
•The discontinuation of LIBOR (and its replacement with alternatives) could result in financial, operational, legal, reputational or compliance risks to us;
•deterioration of our asset quality;
•risks associated with widespread inflation or deflation;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
•the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition targets and successfully acquire and integrate desirable financial institutions;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash and due from banks	$129,825	$133,334
Interest-bearing deposits in banks	454,619	572,284
Total cash and cash equivalents	584,444	705,618
Securities:
Available for sale	1,905,687	1,504,728
Held to maturity, net allowance for credit losses of $352 and $167 at March 31, 2022, and December 31, 2021, respectively (fair value of $5,642 and $25,117 at March 31, 2022, and December 31, 2021, respectively)	4,831	22,767
Securities carried at fair value through income	7,058	7,497
Total securities	1,917,576	1,534,992
Non-marketable equity securities held in other financial institutions	45,242	45,192
Loans held for sale ($41,922 and $37,032 at fair value at March 31, 2022, and December 31, 2021, respectively)	80,295	80,387
Loans, net of allowance for credit losses of $62,173 and $64,586 at March 31, 2022, and December 31, 2021, respectively	5,132,233	5,166,745
Premises and equipment, net	80,421	80,691
Mortgage servicing rights	21,187	16,220
Cash surrender value of bank-owned life insurance	38,547	38,352
Goodwill and other intangible assets, net	50,578	51,330
Accrued interest receivable and other assets	161,772	141,758
Total assets	$8,112,295	$7,861,285
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,295,682	$2,163,507
Interest-bearing deposits	3,947,714	3,864,058
Time deposits	523,783	543,128
Total deposits	6,767,179	6,570,693
Federal Home Loan Bank ("FHLB") advances, repurchase obligations and other borrowings	305,560	309,801
Subordinated indebtedness, net	157,478	157,417
Accrued expenses and other liabilities	205,213	93,163
Total liabilities	7,435,430	7,131,074
Commitments and contingencies - See Note 11 - Commitments and Contingencies
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,748,748 and 23,746,502 shares issued at March 31, 2022, and December 31, 2021, respectively)	118,744	118,733
Additional paid‑in capital	242,789	242,114
Retained earnings	381,222	363,635
Accumulated other comprehensive (loss) income	(65,890)	5,729
Total stockholders' equity	676,865	730,211
Total liabilities and stockholders' equity	$8,112,295	$7,861,285

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income
Interest and fees on loans	$51,183	$56,810
Investment securities-taxable	5,113	3,300
Investment securities-nontaxable	1,400	1,672
Interest and dividend income on assets held in other financial institutions	587	345
Total interest and dividend income	58,283	62,127
Interest expense
Interest-bearing deposits	2,886	3,789
FHLB advances and other borrowings	1,094	1,269
Subordinated indebtedness	1,801	1,830
Total interest expense	5,781	6,888
Net interest income	52,502	55,239
Provision for credit losses	(327)	1,412
Net interest income after provision for credit losses	52,829	53,827
Noninterest income
Service charges and fees	3,998	3,343
Mortgage banking revenue	4,096	4,577
Insurance commission and fee income	6,456	3,771
Gain on sales of securities, net	—	1,668
Loss on sales and disposals of other assets, net	—	(38)
Limited partnership investment (loss) income	(363)	1,772
Swap fee income	139	348
Other fee income	598	771
Other income	982	919
Total noninterest income	15,906	17,131
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Noninterest expense
Salaries and employee benefits	26,488	22,325
Occupancy and equipment, net	4,427	4,339
Data processing	2,486	2,173
Electronic banking	917	961
Communications	281	415
Advertising and marketing	871	680
Professional services	1,631	973
Regulatory assessments	626	1,170
Loan-related expenses	1,305	1,705
Office and operations	1,560	1,454
Intangible asset amortization	537	234
Franchise tax expense	770	619
Other expenses	875	2,388
Total noninterest expense	42,774	39,436
Income before income tax expense	25,961	31,522
Income tax expense	5,278	6,009
Net income	$20,683	$25,513
Basic earnings per common share	$0.87	$1.09
Diluted earnings per common share	0.87	1.08
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$20,683	$25,513
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (loss) arising during the period	(91,214)	(15,852)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)
Reclassification adjustment for net gain included in net income	—	(1,668)
Change in the net unrealized (loss) on investment securities, before tax	(91,217)	(17,523)
Income tax (benefit) related to net unrealized (loss) arising during the period	(19,156)	(3,680)
Change in the net unrealized (loss) on investment securities, net of tax	(72,061)	(13,843)
Cash flow hedges:
Net unrealized gain arising during the period	513	431
Reclassification adjustment for (loss) gain included in net income	(46)	(49)
Change in the net unrealized gain on cash flow hedges, before tax	559	480
Income tax expense related to net unrealized gain on cash flow hedges	117	101
Change in net unrealized position on cash flow hedges, net of tax	442	379
Other comprehensive (loss), net of tax	(71,619)	(13,464)
Comprehensive (loss) income	$(50,936)	$12,049

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	25,513	—	25,513
Other comprehensive (loss), net of tax	—	—	—	—	(13,464)	(13,464)
Recognition of stock compensation, net	20,140	100	661	—	—	761
Dividends declared - common stock ($0.10 per share)	—	—	—	(2,349)	—	(2,349)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at March 31, 2021	23,488,884	$117,444	$236,934	$289,792	$12,185	$656,355

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	20,683	—	20,683
Other comprehensive (loss), net of tax	—	—	—	—	(71,619)	(71,619)
Recognition of stock compensation, net	2,246	11	675	—	—	686
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,096)	—	(3,096)
Balance at March 31, 2022	23,748,748	$118,744	$242,789	$381,222	$(65,890)	$676,865

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2022	2021
Net income	$20,683	$25,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(327)	1,412
Depreciation and amortization	2,067	1,695
Net amortization on securities	2,439	1,748
Amortization of investments in tax credit funds	470	373
Gain on sale of securities, net	—	(1,668)
Deferred income tax expense (benefit)	2,572	(991)
Stock-based compensation expense	737	614
Originations of mortgage loans held for sale	(81,175)	(137,644)
Proceeds from mortgage loans held for sale	81,916	184,283
Gain on mortgage loans held for sale, including origination of servicing rights	(2,450)	(6,940)
Mortgage servicing rights valuation adjustment	(4,240)	(1,949)
Increase in the cash surrender value of life insurance	(195)	(204)
Net losses on sales and write-downs of other real estate owned	—	38
Other operating activities, net	(7,362)	4,786
Net cash provided by operating activities	15,135	71,066
Cash flows from investing activities:
Purchases of securities available for sale	(430,946)	(71,717)
Maturities and pay downs of securities available for sale	40,661	38,028
Proceeds from sales and calls of securities available for sale	2,662	40,493
Maturities, pay downs and calls of securities held to maturity	17,749	142
Net sales (purchases) of non-marketable equity securities held in other financial institutions	(19)	15,353
Originations of mortgage warehouse loans	(2,631,129)	(5,050,426)
Proceeds from pay-offs of mortgage warehouse loans	2,754,959	5,044,082
Net (increase) in loans, excluding mortgage warehouse and loans held for sale	(88,325)	(124,129)
Return of capital and other distributions from limited partnership investments	5,276	—
Capital calls on limited partnership investments	(97)	(225)
Purchase of low-income housing tax credit investments	—	(300)
Purchases of premises and equipment	(1,243)	(813)
Proceeds from sales of premises and equipment	—	51
Proceeds from sales of other real estate owned	—	269
Net cash (used in) investing activities	(330,452)	(109,192)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from financing activities:	2022	2021
Net increase in deposits	$196,486	$594,879
Repayments on long-term FHLB advances	(64)	(13,529)
Proceeds from short-term FHLB advances	—	6,053,425
Repayments on short-term FHLB advances	—	(6,703,425)
Net increase (decrease) in securities sold under agreements to repurchase	805	(2,087)
Dividends paid	(3,084)	(2,341)
Cash received from exercise of stock options	—	147
Common stock repurchased	—	(1,256)
Net cash provided by (used in) financing activities	194,143	(74,187)
Net increase (decrease) in cash and cash equivalents	(121,174)	(112,313)
Cash and cash equivalents at beginning of period	705,618	377,214
Cash and cash equivalents at end of period	$584,444	$264,901

Interest paid	$5,714	$6,999
Income taxes paid	—	4,040
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	115,180	1,376
Real estate acquired in settlement of loans	—	2,575
(Decrease) increase in GNMA repurchase obligations	(4,982)	9,593
Recognition of operating right-of-use assets	4,769	—
Recognition of operating lease liabilities	4,769	—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly-owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 45 banking centers located in Dallas/Fort Worth and Houston, Texas, North Louisiana and in Mississippi. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC, doing business as Lincoln Agency, LLC (the "Lincoln Agency"), Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency (the "Pulley-White"), Reeves, Coon and Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2021, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company's annual report on Form 10-K ("2021 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior period amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income.
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates that are particularly susceptible to change include the allowance for credit losses for loans and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Company's consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Effect of Recently Adopted Accounting Standards
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending(Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the Accounting Standards Codification in order to agree the Codification to the new SEC releases 33-10786 and 33-10835 (the "Releases"). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and U.S.GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance; however, the SEC release on which the ASU is based is effective for registrants with the first fiscal year ending after December 15, 2021, while Guide 3 will be rescinded effective January 1, 2023. Implementation of this ASU did not materially impact the Company's financial statement disclosures.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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

ASU No. 2022-01, Derivatives and Hedging (Topic 815) — Fair Value Hedging - Portfolio Layer Method. The amendments in this Update clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. Additionally, this Update allows entities to elect to apply the portfolio layer method of hedge accounting in accordance with Topic 815. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Implementation of this ASU is not expected to materially impact the Company's financial statements or disclosures.

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is reviewing this ASU and the possible impact to the Company's financial statements or disclosures.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 2 - Earnings Per Share
Basic and diluted earnings per common share are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under the Company's stock and incentive compensation plans. Information regarding the Company's basic and diluted earnings per common share is presented in the following table:

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2022	2021
Net income	$20,683	$25,513
Denominator:
Weighted average common shares outstanding	23,700,550	23,393,356
Dilutive effect of stock-based awards	70,241	197,074
Weighted average diluted common shares outstanding	23,770,791	23,590,430

Basic earnings per common share	$0.87	$1.09
Diluted earnings per common share	0.87	1.08

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$441,527	$2,812	$(23,754)	$420,585	$—	$420,585
Corporate bonds	85,236	817	(1,422)	84,631	—	84,631
U.S. government and agency securities	268,249	2	(7,256)	260,995	—	260,995
Commercial mortgage-backed securities	114,014	—	(6,899)	107,115	—	107,115
Residential mortgage-backed securities	737,342	473	(34,451)	703,364	—	703,364
Commercial collateralized mortgage obligations	45,061	—	(2,524)	42,537	—	42,537
Residential collateralized mortgage obligations	217,819	29	(11,359)	206,489	—	206,489
Asset-backed securities	80,383	109	(521)	79,971	—	79,971
Total	$1,989,631	$4,242	$(88,186)	$1,905,687	$—	$1,905,687
Held to maturity:
State and municipal securities	$5,183	$459	$—	$5,642	$(352)	$4,831
Securities carried at fair value through income:
State and municipal securities(1)	$7,375	$—	$—	$7,058	$—	$7,058

December 31, 2021
Available for sale:
State and municipal securities	$394,046	$14,095	$(2,323)	$405,818	$—	$405,818
Corporate bonds	80,498	2,509	(273)	82,734	—	82,734
U.S. government and agency securities	98,892	2	(1,236)	97,658	—	97,658
Commercial mortgage-backed securities	65,691	—	(1,448)	64,243	—	64,243
Residential mortgage-backed securities	559,655	3,751	(5,605)	557,801	—	557,801
Commercial collateralized mortgage obligations	20,000	2	(330)	19,672	—	19,672
Residential collateralized mortgage obligations	196,691	460	(3,411)	193,740	—	193,740
Asset-backed securities	81,985	1,077	—	83,062	—	83,062
Total	$1,497,458	$21,896	$(14,626)	$1,504,728	$—	$1,504,728
Held to maturity:
State and municipal securities	$22,934	$2,183	$—	$25,117	$(167)	$22,767
Securities carried at fair value through income:
State and municipal securities(1)	$7,375	$—	$—	$7,497	$—	$7,497
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at March 31, 2022, and December 31, 2021, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$284,749	$(21,092)	$18,775	$(2,662)	$303,524	$(23,754)
Corporate bonds	35,517	(1,286)	2,864	(136)	38,381	(1,422)
U.S. government and agency securities	206,100	(6,777)	4,427	(479)	210,527	(7,256)
Commercial mortgage-backed securities	101,077	(6,120)	6,038	(779)	107,115	(6,899)
Residential mortgage-backed securities	602,374	(32,188)	26,400	(2,263)	628,774	(34,451)
Commercial collateralized mortgage obligations	42,537	(2,524)	—	—	42,537	(2,524)
Residential collateralized mortgage obligations	137,027	(6,664)	51,501	(4,695)	188,528	(11,359)
Asset-backed securities	64,455	(521)	—	—	64,455	(521)
Total	$1,473,836	$(77,172)	$110,005	$(11,014)	$1,583,841	$(88,186)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2021
Available for sale:
State and municipal securities	$82,627	$(1,651)	$16,617	$(672)	$99,244	$(2,323)
Corporate bonds	13,299	(201)	2,928	(72)	16,227	(273)
U.S. government and agency securities	97,010	(1,234)	440	(2)	97,450	(1,236)
Commercial mortgage-backed securities	57,703	(1,167)	6,540	(281)	64,243	(1,448)
Residential mortgage-backed securities	409,382	(5,577)	1,693	(28)	411,075	(5,605)
Commercial collateralized mortgage obligations	14,568	(330)	—	—	14,568	(330)
Residential collateralized mortgage obligations	127,080	(2,623)	31,301	(788)	158,381	(3,411)
Total	$801,669	$(12,783)	$59,519	$(1,843)	$861,188	$(14,626)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
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
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at March 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2022
Balance at January 1, 2022	$167
Credit loss expense	185
Balance at March 31, 2022	$352
Balance at January 1, 2021	$66
Credit loss expense	—
Balance at March 31, 2021	$66
Accrued interest of $6.8 million and $5.6 million was not included in the calculation of the allowance at March 31, 2022 or 2021, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at March 31, 2022 or December 31, 2021.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Proceeds from sales/calls	$2,662	$40,493
Gross realized gains	—	1,700
Gross realized losses	—	(32)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2022, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$14,112	$13,996
Due after one year through five years	—	—	282,759	279,278
Due after five years through ten years	5,183	5,642	196,493	190,003
Due after ten years	—	—	301,648	282,934
Commercial mortgage-backed securities	—	—	114,014	107,115
Residential mortgage-backed securities	—	—	737,342	703,364
Commercial collateralized mortgage obligations	—	—	45,061	42,537
Residential collateralized mortgage obligations	—	—	217,819	206,489
Asset-backed securities	—	—	80,383	79,971
Total	$5,183	$5,642	$1,989,631	$1,905,687
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Carrying value of securities pledged to secure public deposits	$558,671	$331,651
Carrying value of securities pledged to repurchase agreements	10,399	10,312

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Loans held for sale	$80,295	$80,387
LHFI:
Loans secured by real estate:
Commercial real estate	$1,801,382	$1,693,512
Construction/land/land development	593,350	530,083
Residential real estate	922,054	909,739
Total real estate	3,316,786	3,133,334
Commercial and industrial(1)	1,358,597	1,454,235
Mortgage warehouse lines of credit	503,249	627,078
Consumer	15,774	16,684
Total LHFI(2)	5,194,406	5,231,331
Less: Allowance for loan losses	62,173	64,586
LHFI, net	$5,132,233	$5,166,745
____________________________
(1)Includes $32.2 million and $105.8 million of PPP loans at March 31, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees of $8.4 million and $9.6 million at March 31, 2022, and December 31, 2021, respectively.
The Company was a participating lender in the Paycheck Protection Program ("PPP") during fiscal years 2020 and 2021. There were approximately $32.2 million and $105.8 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio at March 31, 2022, and December 31, 2021, respectively, which included $736,000 and $3.0 million in net deferred loan fees at March 31, 2022, and December 31, 2021, respectively. PPP loans have a maximum maturity of five years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the Small Business Administration ("SBA") if the borrower uses the proceeds to pay specified expenses. The Company believes that the vast majority of its PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Company originated $767.4 million in PPP loans and as of March 31, 2022, $731.8 million have been forgiven.
Credit quality indicators. As part of the Company's commitment to managing the credit quality of its loan portfolio, management annually and periodically updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans (defined as substandard, doubtful and loss), and (v) the general economic conditions in the cities and states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2022, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$213,746	$547,625	$330,492	$256,055	$215,760	$185,845	$20,262	$1,769,785
Special mention	—	—	—	3,890	8,332	1,433	—	13,655
Classified	—	1,842	593	745	2,403	12,196	163	17,942
Total commercial real estate loans	$213,746	$549,467	$331,085	$260,690	$226,495	$199,474	$20,425	$1,801,382
Current period gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166
Current period gross recoveries	—	—	—	—	—	2	—	2
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$164	$—	$164

Construction/land/land development:
Pass	$57,089	$272,703	$92,952	$87,621	$31,925	$5,232	$35,645	$583,167
Special mention	—	—	—	—	—	—	—	—
Classified	—	418	288	1,562	1,596	1,159	5,160	10,183
Total construction/land/land development loans	$57,089	$273,121	$93,240	$89,183	$33,521	$6,391	$40,805	$593,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$98,676	$273,938	$256,590	$79,379	$44,583	$95,794	$59,291	$908,251
Special mention	—	—	170	—	—	—	—	170
Classified	101	723	126	2,235	2,630	7,448	370	13,633
Total residential real estate loans	$98,777	$274,661	$256,886	$81,614	$47,213	$103,242	$59,661	$922,054
Current period gross charge-offs	$—	$—	$—	$—	$—	$75	$—	$75
Current period gross recoveries	—	—	—	—	—	6	—	6
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$69	$—	$69

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Commercial and industrial:
Pass	$81,971	$355,694	$127,696	$77,612	$45,066	$35,546	$605,033	$1,328,618
Special mention	150	73	27	—	204	—	999	1,453
Classified	79	11,448	121	1,685	2,431	6,673	6,089	28,526
Total commercial and industrial loans	$82,200	$367,215	$127,844	$79,297	$47,701	$42,219	$612,121	$1,358,597
Current period gross charge-offs	$—	$724	$—	$865	$335	$174	$48	$2,146
Current period gross recoveries	—	—	—	27	12	135	461	635
Current period net charge-offs (recoveries)	$—	$724	$—	$838	$323	$39	$(413)	$1,511

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$503,249	$503,249
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,004	$5,646	$1,742	$1,237	$300	$82	$4,667	$15,678
Classified	5	20	15	8	—	—	48	96
Total consumer loans	$2,009	$5,666	$1,757	$1,245	$300	$82	$4,715	$15,774
Current period gross charge-offs	$—	$6	$7	$—	$1	$1	$—	$15
Current period gross recoveries	—	—	—	—	1	4	—	5
Current period net charge-offs (recoveries)	$—	$6	$7	$—	$—	$(3)	$—	$10
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$134	$—	$—	$134	$1,801,248	$1,801,382	$—
Construction/land/land development	1,420	151	—	1,571	591,779	593,350	—
Residential real estate	827	1,549	7,827	10,203	911,851	922,054	—
Total real estate	2,381	1,700	7,827	11,908	3,304,878	3,316,786	—
Commercial and industrial	1,231	172	8,340	9,743	1,348,854	1,358,597	—
Mortgage warehouse lines of credit	—	—	—	—	503,249	503,249	—
Consumer	76	—	26	102	15,672	15,774	—
Total LHFI	$3,688	$1,872	$16,193	$21,753	$5,172,653	$5,194,406	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$22	$—	$197	$219	$1,693,293	$1,693,512	$—
Construction/land/land development	—	129	52	181	529,902	530,083	—
Residential real estate	2,245	352	10,331	12,928	896,811	909,739	—
Total real estate	2,267	481	10,580	13,328	3,120,006	3,133,334	—
Commercial and industrial	77	1,172	10,927	12,176	1,442,059	1,454,235	—
Mortgage warehouse lines of credit	—	—	—	—	627,078	627,078	—
Consumer	90	—	21	111	16,573	16,684	—
Total LHFI	$2,434	$1,653	$21,528	$25,615	$5,205,716	$5,231,331	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $15.5 million and $20.2 million was not included in the book value for the purposes of calculating the allowance at March 31, 2022, and March 31, 2021, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance(2)
Loans secured by real estate:
Commercial real estate	$13,425	$166	$2	$1,345	$14,606	$1,718,259	0.04%
Construction/land/land development	4,011	—	—	569	4,580	565,347	—
Residential real estate	6,116	75	6	(226)	5,821	907,320	0.03
Commercial and industrial	40,146	2,146	635	(2,320)	36,315	1,425,236	0.43
Mortgage warehouse lines of credit	340	—	—	(11)	329	423,795	—
Consumer	548	15	5	(16)	522	16,462	0.25
Total	$64,586	$2,402	$648	$(659)	$62,173	$5,056,419	0.14

(1)The $327,000 provision for credit losses net benefit on the consolidated statements of income includes a $659,000 provision for loan losses net benefit, a $147,000 provision for off-balance sheet commitments and a $185,000 provision for held to maturity securities credit losses for the three months ended March 31, 2022.
(2)Annualized.

	Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance(2)
Loans secured by real estate:
Commercial real estate	$15,430	$28	$3	$2,992	$18,397	$1,421,819	0.01%
Construction/land/land development	8,191	—	—	(802)	7,389	541,782	—
Residential real estate	9,418	—	9	(1,133)	8,294	888,208	—
Commercial and industrial	51,857	2,955	108	332	49,342	1,821,089	0.63
Mortgage warehouse lines of credit	856	—	—	67	923	961,808	—
Consumer	918	44	13	(96)	791	17,649	0.71
Total	$86,670	$3,027	$133	$1,360	$85,136	$5,652,355	0.21

(1)The $1.4 million provision for credit losses on the consolidated statements of income includes a $1.4 million net loan loss provision, and a $52,000 provision for off-balance sheet commitments for the three months ended March 31, 2021.
(2)Annualized

    The release of credit loss provision during the three months ended March 31, 2022, reflects improved credit loss metrics with no material adjustments to model assumptions based upon economic forecasts. The Company's credit quality profile in relation to the allowance for loan credit losses drove a release of $23.0 million in the collectively evaluated portion of the reserve at March 31, 2022, when compared to March 31, 2021, of which a $16.7 million reduction was related to qualitative factor changes across the Company's risk pools.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables show the recorded investment in loans by loss estimation methodology.

	March 31, 2022
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$1,799,439	$—	$1,943	$1,801,382
Construction/land/land development	593,128	—	222	593,350
Residential real estate	910,986	10,602	466	922,054
Commercial and industrial	1,348,536	8,744	1,317	1,358,597
Mortgage warehouse lines of credit	503,249	—	—	503,249
Consumer	15,774	—	—	15,774
Total	$5,171,112	$19,346	$3,948	$5,194,406

	December 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$1,691,269	$166	$2,077	$1,693,512
Construction/land/land development	529,789	—	294	530,083
Residential real estate	898,456	8,150	3,133	909,739
Commercial and industrial	1,441,204	8,547	4,484	1,454,235
Mortgage warehouse lines of credit	627,078	—	—	627,078
Consumer	16,682	2	—	16,684
Total	$5,204,478	$16,865	$9,988	$5,231,331

The following tables show the allowance for loan credit losses by loss estimation methodology at March 31, 2022, and December 31, 2021.

	March 31, 2022
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$14,575	$—	$31	$14,606
Construction/land/land development	4,580	—	—	4,580
Residential real estate	5,275	546	—	5,821
Commercial and industrial	28,567	7,745	3	36,315
Mortgage warehouse lines of credit	329	—	—	329
Consumer	522	—	—	522
Total	$53,848	$8,291	$34	$62,173

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$13,416	$—	$9	$13,425
Construction/land/land development	3,997	—	14	4,011
Residential real estate	5,017	19	1,080	6,116
Commercial and industrial	29,995	6,680	3,471	40,146
Mortgage warehouse lines of credit	340	—	—	340
Consumer	546	2	—	548
Total	$53,311	$6,701	$4,574	$64,586
Collateral-dependent loans consist primarily of commercial real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral and, in the case of commercial and industrial loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial real estate	$177	$453	$233	$512
Construction/land/land development	110	52	256	338
Residential real estate	7,617	7,684	11,609	11,647
Total real estate	7,904	8,189	12,098	12,497
Commercial and industrial	743	58	8,987	12,306
Consumer	—	—	96	100
Total nonaccrual loans	$8,647	$8,247	$21,181	$24,903
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At March 31, 2022, the Company had $1,000 in funding commitments for which the terms have been modified in TDRs.
For the three months ended March 31, 2022 and 2021, gross interest income, that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $245,000 and $341,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the three months ended March 31, 2022 and 2021.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had $2.7 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at March 31, 2022, compared to $1.8 million at December 31, 2021.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
TDRs
Nonaccrual TDRs	$3,709	$4,064
Performing TDRs	3,338	2,763
Total	$7,047	$6,827

The tables below summarize loans classified as TDRs by loan and concession type during the dates indicated.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Commercial and industrial	2	$664	$664	$—	$—	$664
Total	2	$664	$664	$—	$—	$664

During the three months ended March 31, 2022, and March 31, 2021, no loan defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the three months ended March 31, 2022, and March 31, 2021, did not significantly impact the Company's determination of the allowance for loan credit losses.
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2022, and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2022 or 2021.

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$365,491	$55,094	$420,585
Corporate bonds	—	84,631	—	84,631
U.S. treasury securities	117,577	—	—	117,577
U.S. government agency securities	—	143,418	—	143,418
Commercial mortgage-backed securities	—	107,115	—	107,115
Residential mortgage-backed securities	—	703,364	—	703,364
Commercial collateralized mortgage obligations	—	42,537	—	42,537
Residential collateralized mortgage obligations	—	206,489	—	206,489
Asset-backed securities	—	79,971	—	79,971
Securities available for sale	117,577	1,733,016	55,094	1,905,687
Securities carried at fair value through income	—	—	7,058	7,058
Loans held for sale	—	41,922	—	41,922
Mortgage servicing rights	—	—	21,187	21,187
Other assets - derivatives	—	13,539	—	13,539
Total recurring fair value measurements - assets	$117,577	$1,788,477	$83,339	$1,989,393

Other liabilities - derivatives	$—	$(12,229)	$—	$(12,229)
Total recurring fair value measurements - liabilities	$—	$(12,229)	$—	$(12,229)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$364,357	$41,461	$405,818
Corporate bonds	—	82,734	—	82,734
U.S. treasury securities	92,245	—	—	92,245
U.S. government agency securities	—	5,413	—	5,413
Commercial mortgage-backed securities	—	64,243	—	64,243
Residential mortgage-backed securities	—	557,801	—	557,801
Commercial collateralized mortgage obligations		19,672		19,672
Residential collateralized mortgage obligations	—	193,740	—	193,740
Asset-backed securities	—	83,062	—	83,062
Securities available for sale	92,245	1,371,022	41,461	1,504,728
Securities carried at fair value through income	—	—	7,497	7,497
Loans held for sale	—	37,032	—	37,032
Mortgage servicing rights	—	—	16,220	16,220
Other assets - derivatives	—	11,459	—	11,459
Total recurring fair value measurements - assets	$92,245	$1,419,513	$65,178	$1,576,936

Other liabilities - derivatives	$—	$(11,494)	$—	$(11,494)
Total recurring fair value measurements - liabilities	$—	$(11,494)	$—	$(11,494)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2022	$16,220	$41,461	$7,497
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	4,240	—	—
Other noninterest income	—	—	(439)
Loss recognized in AOCI	—	(2,216)	—
Purchases, issuances, sales and settlements:
Originations	727	—	—
Purchases	—	18,015	—
Settlements	—	(2,166)	—
Balance at March 31, 2022	$21,187	$55,094	$7,058

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	1,949	—	—
Other noninterest income	(59)	—	—	(477)
Loss recognized in AOCI	—	—	(489)	—
Purchases, issuances, sales and settlements:
Originations	—	1,943	—	—
Settlements	(3,374)	—	(2,101)	—
Balance at March 31, 2021	$13,578	$17,552	$41,475	$11,077
___________________________
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value and are valued using a discounted cash flow valuation technique. The significant assumptions used to value MSRs were as follows:

	March 31, 2022		December 31, 2021
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	5.73% - 22.67%	7.84%	9.10% - 36.51%	15.63%
Discount rates	8.92 - 10.71	9.41	8.89 - 10.39	9.32
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. The increase in rates since the year ended December 31, 2021, has caused a decrease in our weighted average prepayment speed and an increase in our discount rate assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2022, and December 31, 2021, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	March 31, 2022
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$41,922	$41,459	$463
Securities carried at fair value through income	7,058	7,375	(317)
Total	$48,980	$48,834	$146
____________________________
(1)$2.7 million of loans held for sale were designated as nonaccrual or 90 days or more past due at March 31, 2022. Of this balance, $1.5 million was guaranteed by U.S. Government agencies.

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

Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2022	2021
Mortgage banking revenue (loans held for sale)	$(497)	$(4,125)
Other income:
Loans at fair value held for investment	—	(59)
Securities carried at fair value through income	(439)	(477)
Total impact on other income	(439)	(536)
Total fair value option impact on noninterest income (1)	$(936)	$(4,661)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both March 31, 2022 and December 31, 2021. The Company believes the fair value approximates an exit price.
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
Equity securities without readily determinable fair values totaled $45.2 million at March 31, 2022, and December 31, 2021, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Government National Mortgage Association Repurchase Asset
The Company recorded $38.4 million and $43.4 million, respectively, at March 31, 2022, and December 31, 2021, for Government National Mortgage Association ("GNMA") repurchase assets included in loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $5.5 million and $4.8 million at March 31, 2022, and December 31, 2021, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $1.5 million at March 31, 2022 and December 31, 2021. At March 31, 2022, the Company had $6.7 million in principal amount of residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
Loans
The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed rate loans and variable-rate loans, which reprice on an infrequent basis, is estimated by discounting future cash flows using exit level pricing, which combines the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality and an estimated additional rate to reflect a liquidity premium. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2022		December 31, 2021
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$584,444	$584,444	$705,618	$705,618
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	45,242	45,242	45,192	45,192
Accrued interest and loan fees receivable	23,728	23,728	23,402	23,402
Level 3 inputs:
Securities held to maturity	4,831	5,642	22,767	25,117
LHFI, net	5,132,233	5,095,816	5,166,745	5,133,257
Financial liabilities:
Level 2 inputs:
Deposits	6,767,179	6,761,821	6,570,693	6,572,215
FHLB advances and other borrowings	305,560	270,814	309,801	305,374
Subordinated indebtedness	157,478	156,690	157,417	156,629
Accrued interest payable	2,764	2,764	2,696	2,696

Note 6 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2022	2021
Origination	$205	$376
Gain on sale of loans held for sale	1,723	4,997
Originations of MSRs	727	1,943
Servicing	1,426	1,501
Total gross mortgage revenue	4,081	8,817
MSR valuation adjustments, net	4,240	1,949
Mortgage HFS and pipeline fair value adjustment	326	(3,158)
MSR hedge impact	(4,551)	(3,031)
Mortgage banking revenue	$4,096	$4,577
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 7 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$16,220	$13,660
Addition of servicing rights	727	1,943
Valuation adjustment, net of amortization	4,240	1,949
Balance at end of period	$21,187	$17,552
The Company receives annual servicing fee income approximating 0.28% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company is potentially subject to losses in its loan servicing portfolio due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold violated representations or warranties made by the Company and/or the borrower at the time of the sale, which the Company refers to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback claims may be made until the loan is paid in full. When a putback claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 of the date of receipt.
At March 31, 2022, and December 31, 2021, the reserve for mortgage loan servicing putback expenses totaled $334,000 and $379,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $38.4 million and $43.4 million at March 31, 2022, and December 31, 2021, respectively, and were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at March 31, 2022, and December 31, 2021, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the three months ended March 31, 2022 and 2021.

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate swaps included in other assets	$17,000	$21,000	$457	$(103)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$307,605	$315,188	$11,216	$10,417
Interest rate swaps included in other liabilities	319,841	327,510	(11,275)	(10,762)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	—	(2)
Forward commitments to purchase mortgage-backed securities included in other liabilities	45,000	80,000	(954)	(627)
Forward commitments to sell residential mortgage loans included in other assets	56,000	52,000	1,234	1
Interest rate-lock commitments on residential mortgage loans included in other assets	48,694	36,694	632	1,041
	$840,514	$874,766	$853	$68
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
The weighted-average rates paid and received for interest rate swaps at March 31, 2022, were as follows:

	Weighted-Average Interest Rate
Interest rate swaps:	Paid	Received
Cash flow hedges	5.40%	3.54%
Non-hedging interest rate swaps - financial institution counterparties	4.35	2.85
Non-hedging interest rate swaps - customer counterparties	2.86	4.35
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2022	2021
Amount of (loss) recognized in mortgage banking revenue (1)	$(2,407)	$(1,206)
Amount of gain recognized in other non-interest income	286	307
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 6 - Mortgage Banking for more information on components of mortgage banking revenue.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all years presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At March 31, 2022, and December 31, 2021, the Company had cash collateral on deposit with swap counterparties totaling $7.2 million and $16.5 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 8 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). Additionally, stock options were issued prior to the establishment of the 2012 Plan, some of which were still outstanding at March 31, 2022. The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), dividend equivalent rights, performance stock units ("PSU") or any combination thereof. At March 31, 2022, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 597,304 shares.
Additionally, in April 2021, an employee stock purchase plan ("ESPP") was approved by the Company's stockholders and qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company's common stock by employees pursuant to the terms of the ESPP. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company's common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the fair value of the rights on the grant date, adjusted for forfeitures and certain modifications.
There were no shares of common stock issued pursuant to the ESPP during three months ended March 31, 2022 or March 31, 2021.
The Company granted PSUs to select officers and employees pursuant to the approval by the Compensation Committee ("Committee") in February 2022. Each PSU to which the participant becomes entitled represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant will be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant's continuous service with the Company through the third anniversary of the date of the grant. The performance period is the three-year period commencing on January 1, 2022 and ending on December 31, 2024 ("Performance Period").
Share-based compensation cost charged to income for the three months ended March 31, 2022 and 2021, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
RSA & RSU	$611	$614
PSU	46	—
ESPP	80	—
Total stock compensation expense	$737	$614
Related tax benefits recognized in net income	$155	$129
Restricted Stock and Performance Stock Grants
The Company's RSAs and RSUs are time-vested awards and are granted to the Company's Board of Directors, executives and senior management team. The service period in which time-vested awards are earned ranges from one to five years. Time-vested awards are valued utilizing the fair value of the Company's stock at the grant date. These awards are recognized on the straight-line method over the requisite service period, with forfeitures recognized as they occur.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company's PSU awards are three-year cliff-vested awards, with each unit divided into two categories ("ROAA Unit Group" and "ROAE Unit Group"), composed of an equivalent number of PSUs. The ROAA Unit Group is based upon the Company's Performance Period Return on Average Assets performance, and the ROAE Unit Group is based upon the Company's Performance Period Return on Average Equity performance. The PSUs are initially valued utilizing the fair value of the Company's stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company's Performance Period ROAA or ROAE to the Company's targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company's period end stock price. Forfeitures are recognized as they occur.
The following table summarizes the Company's award activity:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSA shares, January 1,	48,048	$35.27	103,359	$31.51
Granted RSA	—	—	6,286	33.82
Vested RSA	—	—	(1,782)	27.20
Forfeited RSA	—	—	(946)	24.69
Nonvested RSA shares, March 31,	48,048	35.27	106,917	31.78

Nonvested RSU, January 1,	73,977	$40.64	—	$—
Granted RSU	40,475	44.77	—	—
Forfeited RSU	(743)	40.40	—	—
Nonvested RSU, March 31	113,709	42.11	—	—

Nonvested PSU, January 1	—	$—	—	$—
Granted PSU	27,632	44.77	—	—
Nonvested PSU, March 31	27,632	44.77	—	—
At March 31, 2022, there was $834,000, $4.4 million and $1.2 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 1.2 years, 1.7 years and 2.9 years for RSA shares, RSU shares and PSU shares, respectively.
Stock Option Grants
The Company has previously issued common stock options to select officers and employees primarily through individual agreements. The exercise price of each option varies by agreement and is based on the fair value of the stock at the date of the grant. No outstanding stock option has a term that exceeds twenty years, and all of the outstanding options are fully vested. The Company recognizes compensation cost for stock option grants over the required service period based upon the grant date fair value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company's stock options and changes during the three months ended March 31, 2022 and 2021 .

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
Exercised	(4,800)	13.31	—	—
Outstanding and exercisable at March 31, 2022	34,400	10.37	2.34	1,098

Three Months Ended March 31, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(14,800)	9.89	—	—
Outstanding and exercisable at March 31, 2021	209,200	10.93	5.05	6,587
Note 9 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(72,061)	442	(71,619)
Balance at March 31, 2022	$(66,252)	$362	$(65,890)

Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(13,843)	379	(13,464)
Balance at March 31, 2021	$12,363	$(178)	$12,185
Note 10 - Capital and Regulatory Matters
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
The Company is subject to the Basel III regulatory capital framework ("Basel III Capital Rules"), which includes a 2.5% capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which includes dividend payments, stock repurchases and to pay discretionary bonuses to executive officers.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at March 31, 2022 and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2022 and December 31, 2021, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024). The amount representing the CECL impact to the Company's regulatory capital that will be ratably transiting back into regulatory capital over the transition period is $7.0 million and $7.6 million at March 31, 2022, and December 31, 2021, respectively.
The actual capital amounts and ratios of the Company and Bank at March 31, 2022, and December 31, 2021, are presented in the following table:

(Dollars in thousands) March 31, 2022	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$699,538	11.20%	$437,270	7.00%	N/A	N/A
Origin Bank	740,991	11.91	435,676	7.00	$404,556	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	708,955	11.35	530,973	8.50	N/A	N/A
Origin Bank	740,991	11.91	529,035	8.50	497,915	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	914,619	14.64	655,977	10.50	N/A	N/A
Origin Bank	867,955	13.95	653,515	10.50	622,395	10.00
Leverage Ratio
Origin Bancorp, Inc.	708,955	8.84	320,747	4.00	N/A	N/A
Origin Bank	740,991	9.26	319,920	4.00	399,900	5.00
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	681,039	11.20%	425,475	7.00%	N/A	N/A
Origin Bank	724,440	11.97	423,819	7.00	393,546	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	690,448	11.36	516,648	8.50	N/A	N/A
Origin Bank	724,440	11.97	514,637	8.50	484,365	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	897,503	14.77	638,212	10.50	N/A	N/A
Origin Bank	852,825	14.09	635,727	10.50	605,454	10.00
Leverage Ratio
Origin Bancorp, Inc.	690,448	9.20	300,195	4.00	N/A	N/A
Origin Bank	724,440	9.66	299,932	4.00	374,915	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $109.9 million at March 31, 2022.
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
At March 31, 2022, there remained approximately $28.0 million of capacity under the stock buyback program. During the first quarter of 2021, the Company repurchased a total of 37,568 shares of its common stock pursuant to its stock buyback program at an average price per share of $33.42, for an aggregate purchase price of $1.3 million. There have been no common stock repurchases since the first quarter of the 2021 year.
Note 11 - Commitments and Contingencies
Credit-Related Commitments
In the ordinary course of business, the Company enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of its customers. Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Company to varying degrees of credit risk and interest rate risk in much the same way as funded loans.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below presents the Company's commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) March 31, 2022
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$643,210	$662,394	$373,426	$52,013	$1,731,043
Standby letters of credit	46,837	8,335	—	—	55,172
Total off-balance sheet commitments	$690,047	$670,729	$373,426	$52,013	$1,786,215
December 31, 2021
Commitments to extend credit(1)	$643,089	$620,741	$300,863	$56,525	$1,621,218
Standby letters of credit	42,516	6,633	—	—	49,149
Total off-balance sheet commitments	$685,605	$627,374	$300,863	$56,525	$1,670,367
____________________________
(1)Includes $503.4 million and $513.0 million of unconditionally cancellable commitments at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Company held 41 unfunded letters of credit from the FHLB totaling $588.7 million, with expiration dates ranging from April 12, 2022, to May 25, 2023. At December 31, 2021, the Company held 43 unfunded letters of credit from the FHLB totaling $599.3 million, with expiration dates ranging from January 20, 2022, to March 22, 2023.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.4 million and 2.3 million at March 31, 2022, and December 31, 2021, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time, the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 12 - Business Combinations
On February 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BT Holdings, Inc., a Texas corporation (“BTH”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, BTH will merge with and into the Company (the “Merger”), with the Company as the surviving entity. In connection with the execution of the Merger Agreement, BTH’s wholly-owned subsidiary, BTH Bank, N.A. (“BTH Bank”), agreed to be merged with and into Origin’s wholly-owned subsidiary, Origin Bank, with Origin Bank as the surviving bank.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Origin will issue an aggregate of 6,828,390 shares of its common stock, par value $5.00 per share (“Origin Common Stock”), in exchange for all shares of common stock, par value $1.00 per share, of BTH (“BTH Common Stock”) outstanding immediately prior to the Effective Time, subject to certain adjustments described below. The per share consideration payable in respect of each share of BTH Common Stock shall equal (a) 6,828,390 divided by (b) the total number of shares of BTH Common Stock outstanding immediately prior to the Effective Time (excluding any BTH Cancelled Shares (as defined in the Merger Agreement)) (such quotient, the “Exchange Ratio”). Based on the closing price of Origin Common Stock on February 23, 2022, of $44.52 per share, the aggregate consideration to be paid to holders of BTH Common Stock in connection with the Merger is valued at approximately $313.5 million.
The Exchange Ratio, and thus the number of shares of Origin Common Stock issued in the Merger, may be adjusted downward if the Adjusted Tangible Equity (as defined in the Merger Agreement) of BTH at the closing is less than $198.0 million, such that the aggregate merger consideration, based on the Average Closing Price, is reduced dollar for dollar by the amount of the deficiency. For purposes of the Merger Agreement, “Adjusted Tangible Equity” means the sum of

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
BTH’s equity capital stock, capital surplus, and retained earnings, including the impact of any accumulated other comprehensive income (loss) resulting from unrealized securities gains or losses (subject to certain limitations set forth in the Merger Agreement), less goodwill and intangible assets, on a consolidated basis with BTH Bank, as determined pursuant to generally accepted accounting principles in the United States of America, and adjusted to reflect certain merger related expenses described in the Merger Agreement. “Average Closing Price” means the average closing price of Origin Common Stock during the 20 consecutive trading days immediately prior to the fifth business day before closing.
At the Effective Time, each option to purchase shares of BTH Common Stock will accelerate and vest and be converted into an option to purchase a number of shares of Origin Common Stock equal to the product of (1) the total number of shares of BTH Common Stock subject to such option immediately prior to the Effective Time multiplied by (2) the Exchange Ratio. Each such converted option will have an exercise price per share of Origin Common Stock equal to (a) the per share exercise price for the shares of BTH Common Stock subject to such option immediately prior to the Effective Time divided by (b) the Exchange Ratio.
The closing of the Merger, which is expected to occur during the second half of 2022, is subject to customary conditions, including receipt of regulatory approvals and approval by the shareholders of each of the Company and BTH. Based on combined balances as of December 31, 2021, Origin is expected to have approximately $9.9 billion in assets, $6.4 billion in loans and $8.3 billion in deposits following the close of the Merger.

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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related condensed notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections titled "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" and in the section titled “Risk Factors” in our 2021 Form 10-K. We assume no obligation to update any of these forward-looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin's wholly-owned bank subsidiary, Origin Bank, was founded in 1912. Deeply rooted in Origin's history is a culture committed to providing personalized, relationship banking to its clients and communities. Origin provides a broad range of financial services to businesses, municipalities, high net-worth individuals and retail clients. Origin currently operates 45 banking centers located from Dallas/Fort Worth and Houston, Texas, across North Louisiana and into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2022 First Quarter Highlights
•Total loans held for investment (“LHFI”) were $5.19 billion at March 31, 2022, a decrease of $36.9 million compared to December 31, 2021. Excluding Paycheck Protection Program ("PPP") loans and mortgage warehouse lines of credit, LFHI were $4.66 billion, reflecting a $160.5 million or 14.5% annualized increase, compared to December 31, 2021.
•Total deposits grew $196.5 million, or 12.1% annualized, to $6.77 billion at March 31, 2022, compared to $6.57 billion at December 31, 2021. Noninterest-bearing deposits grew $132.2 million, or 24.8% annualized, compared to December 31, 2021, and represented 33.9% of total deposits at March 31, 2022.
•Average balances of total securities for the quarter ended March 31, 2022, were $1.66 billion, reflecting a $157.1 million, or 10.4%, increase compared to the quarter ended December 31, 2021. Total securities were $1.92 billion at March 31, 2022, compared to $1.53 billion at December 31, 2021.
•Provision for credit losses was a net benefit of $327,000 for the quarter ended March 31, 2022, compared to a provision expense of $1.4 million for the quarter ended March 31, 2021.

•Total nonperforming LHFI to total LHFI was 0.41% at March 31, 2022, compared to 0.48% at December 31, 2021, reflecting the lowest total nonperforming LHFI to total LHFI ratio for Origin as a public company. The allowance for loan credit losses to nonperforming LHFI was 293.53% at March 31, 2022, compared to 259.35% and 255.22% at December 31, 2021, and March 31, 2021, respectively.
•On February 23, 2022, the Company entered into an agreement and plan of merger with BT Holdings, Inc., (“BTH”), pursuant to which, upon the terms and subject to the conditions set forth in the merger agreement, BTH will merge with and into the Company, with Origin Bancorp, Inc. as the surviving entity in the merger. Subject to various terms and conditions, the merger is expected to close during the second half of 2022.
Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021
Net Interest Income and Net Interest Margin
Net interest income for the three months ended March 31, 2022, was $52.5 million, a decrease of $2.7 million compared to the three months ended March 31, 2021. The decrease was primarily due to a $4.8 million decrease in interest earned on mortgage warehouse lines of credit and a $3.7 million decrease in interest income and fees earned on PPP loans, partially offset by a $2.9 million and a $1.5 million increase in interest income earned on total real estate-based loans and total investment securities, respectively.
The decreases in interest income earned on mortgage warehouse lines of credit and PPP loans were caused primarily by decreases in average loan balances of $538.0 million and $495.2 million, respectively, as the continued normalization and higher interest rates had a negative impact on mortgage warehouse lines of credit and the outstanding balances of PPP loans continued to be forgiven by the Small Business Administration ("SBA").
The $2.9 million increase in interest income earned on total real estate loans was primarily driven by a $339.1 million increase in average real estate loan balances, partially offset by a decline in yield to 4.04% during the three months ended March 31, 2022, from 4.11% during the three months ended March 31, 2021.
The $1.5 million increase in interest income earned on total investment securities was primarily due to a $657.3 million increase in the average balances of investments in taxable securities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. A $2.9 million increase in interest income earned on taxable investment securities was driven by an increase in the average balance of investments in taxable securities, which was offset by a $1.1 million decrease due to a decline in the average yield earned on these securities. The average yield earned on investments in taxable securities was 1.47% for the current period, down from 1.78% for the three months ended March 31, 2021. The primary driver of the increase in average balance of investment securities was higher liquidity due to a decline in PPP loan balances and lower mortgage warehouse loan volume driven by higher interest rates. This excess liquidity was the primary cause of the increase in average balances of lower-yielding investment securities and interest-bearing deposits due from banks.
Deposit interest expense decreased to $2.9 million during the three months ended March 31, 2022, compared to $3.8 million during the three months ended March 31, 2021, primarily due to a decline in deposit interest rates between the comparable periods. The average rate paid on total interest-bearing deposits decreased to 0.26% for the three months ended March 31, 2022, down from 0.37% for the three months ended March 31, 2021, providing a decrease of $917,000 in interest expense due to rate alone, partially offset by the increase in average balances.
The fully tax-equivalent net interest margin was 2.86% for the three months ended March 31, 2022, a 36 basis point decrease from the three months ended March 31, 2021. The yield earned on interest-earning assets for the three months ended March 31, 2022, was 3.13%, a 45 basis point decrease from 3.58% for the three months ended March 31, 2021. This decrease was partially offset by a nine basis point decrease in interest rates paid on total interest-bearing liabilities. The margin compression we experienced since the quarter ended March 31, 2021, was primarily caused by declining short-term interest rates during early to mid-2021.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,718,259	$17,039	4.02%	$1,421,819	$14,593	4.16%
Construction/land/land development	565,347	5,869	4.21	541,782	5,465	4.09
Residential real estate	907,320	8,912	3.98	888,208	8,848	4.04
PPP	70,442	2,403	13.83	565,653	6,138	4.40
Commercial and industrial excl. PPP	1,354,794	12,564	3.76	1,255,436	12,223	3.95
Mortgage warehouse lines of credit	423,795	3,897	3.73	961,808	8,707	3.67
Consumer	16,462	235	5.78	17,649	253	5.81
LHFI	5,056,419	50,919	4.08	5,652,355	56,227	4.03
Loans held for sale	32,710	264	3.27	87,177	583	2.71
Loans receivable	5,089,129	51,183	4.08	5,739,532	56,810	4.01
Investment securities-taxable	1,408,109	5,113	1.47	750,801	3,300	1.78
Investment securities-non-taxable	253,875	1,400	2.24	295,000	1,672	2.30
Non-marketable equity securities held in other financial institutions	45,205	215	1.93	60,326	216	1.45
Interest-bearing deposits in banks	746,057	372	0.20	196,616	129	0.27
Total interest-earning assets	7,542,375	58,283	3.13	7,042,275	62,127	3.58
Noninterest-earning assets(2)	502,871			340,220
Total assets	$8,045,246			$7,382,495

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,975,395	$2,177	0.22%	$3,513,281	$2,256	0.26%
Time deposits	535,044	709	0.54	656,255	1,533	0.95
Total interest-bearing deposits	4,510,439	2,886	0.26	4,169,536	3,789	0.37
FHLB advances & other borrowings	265,472	1,094	1.67	557,798	1,269	0.92
Subordinated indebtedness	157,455	1,801	4.64	157,221	1,830	4.72
Total interest-bearing liabilities	4,933,366	5,781	0.48	4,884,555	6,888	0.57
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,218,092			1,700,523
Other liabilities(2)	171,284			139,554
Total liabilities	7,322,742			6,724,632
Stockholders' Equity	722,504			657,863
Total liabilities and stockholders' equity	$8,045,246			$7,382,495
Net interest spread			2.65%			3.01%
Net interest income and margin		$52,502	2.82		$55,239	3.18
Net interest income and margin - (tax equivalent)(3)		$53,178	2.86		$55,988	3.22
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $43.8 million, $59.0 million for the three months ended March 31, 2022 and 2021, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,043	$(597)	$2,446
Construction/land/land development	238	166	404
Residential real estate	190	(126)	64
PPP	(5,373)	1,638	(3,735)
Commercial and industrial excl. PPP	1,382	(1,041)	341
Mortgage warehouse lines of credit	(4,871)	61	(4,810)
Consumer	(17)	(1)	(18)
Loans held for sale	(364)	45	(319)
Loans receivable	(5,772)	145	(5,627)
Investment securities-taxable	2,889	(1,076)	1,813
Investment securities-non-taxable	(233)	(39)	(272)
Non-marketable equity securities held in other financial institutions	(54)	53	(1)
Interest-bearing deposits in banks	360	(117)	243
Total interest-earning assets	(2,810)	(1,034)	(3,844)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	297	(376)	(79)
Time deposits	(283)	(541)	(824)
FHLB advances & other borrowings	(665)	490	(175)
Subordinated indebtedness	3	(32)	(29)
Total interest-bearing liabilities	(648)	(459)	(1,107)
Net interest income	$(2,162)	$(575)	$(2,737)
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

We recorded a provision for credit loss benefit of $327,000 for the quarter ended March 31, 2022, a decrease of $1.7 million from provision expense of $1.4 million for the three months ended March 31, 2021. The release of credit loss provision reflects improved credit loss metrics with no material adjustments to model assumptions based upon economic forecasts. As it pertains to economic forecasts, uncertainty remains due to risks related to rising inflation, market interest rate increases, labor pressures, continued global supply-chain disruptions, as well as increased geopolitical risks. Net charge-offs were $1.8 million during the quarter ended March 31, 2022, compared to $2.9 million during the three months ended March 31, 2021, while the allowance for loan credit losses to nonperforming LHFI was 293.53% at March 31, 2022, compared to 255.22% at March 31, 2021.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
Noninterest income:	2022	2021	$ Change	% Change
Service charges and fees	$3,998	$3,343	$655	19.6%
Mortgage banking revenue	4,096	4,577	(481)	(10.5)
Insurance commission and fee income	6,456	3,771	2,685	71.2
Gains on sales of securities, net	—	1,668	(1,668)	(100.0)
Loss on sales and disposals of other assets, net	—	(38)	38	100.0
Limited partnership investment (loss) income	(363)	1,772	(2,135)	(120.5)
Swap fee income	139	348	(209)	(60.1)
Other fee income	598	771	(173)	(22.4)
Other income	982	919	63	6.9
Total noninterest income	$15,906	$17,131	$(1,225)	(7.2)

Noninterest income for the three months ended March 31, 2022, decreased by $1.2 million, or 7.2%, to $15.9 million, compared to $17.1 million for the three months ended March 31, 2021. The decrease was largely driven by a $2.1 million and $1.7 million decrease in limited partnership investment income and gain on sales of securities, net, respectively, which was partially offset by an increase of $2.7 million in insurance commission and fee income.
Limited partnership investment income. The $2.1 million decrease in limited partnership investment income during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a decrease in the fair value of investments in one of the limited partnership funds during the current quarter.
Gain on sale of securities, net. The $1.7 million decrease in gain on sale of securities, net during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was the result of the movement out of positions in lower yielding securities during the 2021 quarter. We used the funds generated from the sale of the securities during the three months ended March 31, 2021, to prepay relatively high-cost FHLB advances.
Insurance commission and fee income. The $2.7 million increase in the insurance commission and fee income during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the insurance acquisitions that occurred on December 31, 2021. The acquisition contributed $1.5 million to insurance commissions and fee income during the current quarter.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
Noninterest expense:	2022	2021	$ Change	% Change
Salaries and employee benefits	$26,488	$22,325	$4,163	18.6%
Occupancy and equipment, net	4,427	4,339	88	2.0
Data processing	2,486	2,173	313	14.4
Electronic banking	917	961	(44)	(4.6)
Communications	281	415	(134)	(32.3)
Advertising and marketing	871	680	191	28.1
Professional services	1,631	973	658	67.6
Regulatory assessments	626	1,170	(544)	(46.5)
Loan-related expenses	1,305	1,705	(400)	(23.5)
Office and operations	1,560	1,454	106	7.3
Intangible asset amortization	537	234	303	129.5
Franchise tax expense	770	619	151	24.4
Other expenses	875	2,388	(1,513)	(63.4)
Total noninterest expense	$42,774	$39,436	$3,338	8.5
Noninterest expense for the three months ended March 31, 2022, increased by $3.3 million, or 8.5%, to $42.8 million, compared to the noninterest expense for the three months ended March 31, 2021, primarily due to increases of $4.2 million and $658,000 in salaries and employee benefits expenses and professional services expense, respectively. The increases were partially offset by decreases of $1.5 million and $544,000 in other noninterest expenses and regulatory assessments expense, respectively.
Salaries and employee benefits. The $4.2 million increase in salaries and employee benefits expenses was primarily due to the insurance agency acquisitions that occurred on December 31, 2021, which accounted for $1.2 million of the increase. Additionally, bank salaries and benefits were higher due to annual raises and a cost of living adjustment that occurred during the quarter ended March 31, 2022, and an increase in bank full time equivalent employees to 690 at March 31, 2022, from 666 at March 31, 2021.
Other expenses. The $1.5 million decrease in other noninterest expense was primarily due to $1.6 million in long-term FHLB advance prepayment penalties during the three months ended March 31, 2021, related to the prepayment of relatively high FHLB advances, with no similar transaction occurring during the current quarter.
Professional services. The $658,000 increase in professional service expense was primarily due to $548,000 in transaction costs in the current quarter directly related to the pending merger with BTH Holdings.
Regulatory assessments. The $544,000 decrease in regulatory assessments expense was primarily due to a reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment multiplier during the three months ended March 31, 2022.
Income Tax Expense
For the three months ended March 31, 2022, we recognized income tax expense of $5.3 million, compared to $6.0 million for the three months ended March 31, 2021. The effective tax rate for the quarter ended March 31, 2022, was negatively impacted by the transaction costs associated with the BTH merger. The effective tax rate for the three months ended March 31, 2022, was 20.4%, compared to 19.1% for the three months ended March 31, 2021.
Our quarterly provision for income taxes has historically been calculated using the estimated annual effective tax rate ("EATR") method, which applies an estimated annual effective tax rate to pre-tax income or loss. However, we recorded our interim income tax provision using the actual effective tax rate as of January 1, 2020, and throughout fiscal years 2020 and 2021, as allowed under ASC 740-270, Accounting for Income Taxes - Interim Reporting. As of January 1, 2022, we reverted back to using the EATR method for calculating and recording our interim provision for income taxes.

Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at March 31, 2022 and 2021, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation, partially offset by merger-related costs in the current quarter. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
Comparison of Financial Condition at March 31, 2022, and December 31, 2021
General
Total assets increased by $251.0 million, or 3.2%, to $8.11 billion at March 31, 2022, from $7.86 billion at December 31, 2021. The increase was primarily attributable to an increase of $382.6 million in total securities, partially offset by a $121.2 million decrease in cash and cash equivalents for the comparable periods.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets and interest income earned on our loan portfolio is our primary source of income. At March 31, 2022, 81.9% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2022		December 31, 2021		2022 vs. 2021
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$1,801,382	34.7%	$1,693,512	32.4%	$107,870	6.4%
Construction/land/land development	593,350	11.4	530,083	10.1	63,267	11.9
Residential real estate	922,054	17.8	909,739	17.4	12,315	1.4
Total real estate	3,316,786	63.9	3,133,334	59.9	183,452	5.9
PPP	32,154	0.6	105,761	2.0	(73,607)	(69.6)
Commercial and industrial	1,326,443	25.5	1,348,474	25.8	(22,031)	(1.6)
Mortgage warehouse lines of credit	503,249	9.7	627,078	12.0	(123,829)	(19.7)
Consumer	15,774	0.3	16,684	0.3	(910)	(5.5)
Total LHFI	$5,194,406	100.0%	$5,231,331	100.0%	$(36,925)	(0.7)%

At March 31, 2022, total LHFI were $5.19 billion, a decrease of $36.9 million, or 0.7%, compared to $5.23 billion at December 31, 2021. The decrease primarily reflected declines of $123.8 million in mortgage warehouse lines of credit and $73.6 million in PPP loans, primarily due to the increase in market interest rates which drove the decrease in mortgage warehouse lines of credit and PPP loan forgiveness from the Small Business Administration ("SBA"), respectively. Total LHFI at March 31, 2022, excluding PPP and mortgage warehouse lines of credit, were $4.66 billion, reflecting an increase of $160.5 million, or 14.5% annualized increase, compared to December 31, 2021. Our lending focus is on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Under the CARES Act, Congress allocated funds to the PPP, which was designed to provide short-term loans to certain qualifying businesses that retained employees during the COVID-19 pandemic. These loans, totaling $32.2 million with $736,000 in unearned net deferred loan fees for the Company at March 31, 2022, have a maximum maturity of five years, bear a fixed rate of interest at one percent for the entire term, and as of March 31, 2022, approximately 95.8% of our total PPP loans granted have been forgiven under this program.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2022. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	March 31, 2022
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$251,584	$1,116,338	$414,743	$18,717	$1,801,382
Construction/land/land development	146,490	361,762	70,634	14,464	593,350
Residential real estate loans	83,180	354,890	62,344	421,640	922,054
Total real estate	481,254	1,832,990	547,721	454,821	3,316,786
Commercial and industrial loans	451,482	809,064	97,901	150	1,358,597
Mortgage warehouse lines of credit	503,249	—	—	—	503,249
Consumer loans	4,197	10,385	547	645	15,774
Total LHFI	$1,440,182	$2,652,439	$646,169	$455,616	$5,194,406

Amounts with fixed rates	$334,897	$1,505,707	$428,637	$52,538	$2,321,779
Amounts with variable rates	1,105,285	1,146,732	217,532	403,078	2,872,627
Total	$1,440,182	$2,652,439	$646,169	$455,616	$5,194,406
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale.
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions, and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when contractual payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers' financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
While economic forecasts have improved, uncertainty remains due to risks related to rising inflation, market interest rate increases, labor pressures, continued global supply-chain disruptions, as well as increased geopolitical risks.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
Nonperforming LHFI:	2022	2021
Commercial real estate	$233	$512
Construction/land/land development	256	338
Residential real estate	11,609	11,647
Commercial and industrial	8,987	12,306
Consumer	96	100
Total nonperforming LHFI	21,181	24,903
Nonperforming loans held for sale	2,698	1,754
Total nonperforming loans	23,879	26,657
Other real estate owned:
Commercial real estate, construction/land/land development	1,280	1,279
Residential real estate	180	180
Total other real estate owned	1,460	1,459
Other repossessed assets owned	243	401
Total repossessed assets owned	1,703	1,860
Total nonperforming assets	$25,582	$28,517
Troubled debt restructuring loans - nonaccrual	$3,709	$4,064
Troubled debt restructuring loans - accruing	3,338	2,763
Total LHFI	5,194,406	5,231,331
Ratio of nonperforming LHFI to total LHFI	0.41%	0.48%
Ratio of nonperforming assets to total assets	0.32	0.36
At March 31, 2022, total nonperforming LHFI decreased by $3.7 million, or 14.9%, from December 31, 2021, primarily due to reductions in all nonperforming LHFI loan categories. Please see Note 4 - Loans to our consolidated financial statements contained in Item 8 of this report for more information on nonperforming loans.

Potential Problem Loans
From a credit risk standpoint, we classify loans using risk grades which fall into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent or expected in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. While potentially weak, no loss of principal or interest is envisioned, and these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any, and where normal repayment from the borrower might be in jeopardy.
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2022, is included in Note 4 - Loans to our consolidated financial statements contained in Item 1 of this report.

Allowance for Loan Credit Losses
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology, to the loan pools at March 31, 2022. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
Overall credit metrics improved at March 31, 2022, compared to December 31, 2021. The allowance for loan credit losses to nonperforming LHFI increased to 293.53% at March 31, 2022, compared to 259.35% at December 31, 2021. The Company’s nonperforming LHFI and quarterly net charge-offs improved to $21.2 million and $7.1 million (annualized), respectively, compared to $24.9 million and $10.7 million (annualized), respectively, at December 31, 2021.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
Allowance for loan credit losses	2022	2021	2021
Balance at beginning of period	$64,586	$86,670	$86,670
Provision for loan credit losses	(659)	1,360	(10,798)
Charge-offs:
Commercial real estate	166	28	170
Residential real estate	75	—	78
Commercial and industrial	2,146	2,955	11,923
Consumer	15	44	63
Total charge-offs	2,402	3,027	12,234
Recoveries:
Commercial real estate	2	3	65
Residential real estate	6	9	117
Commercial and industrial	635	108	717
Consumer	5	13	49
Total recoveries	648	133	948
Net charge-offs	1,754	2,894	11,286
Balance at end of period	$62,173	$85,136	$64,586
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	293.53%	255.22%	259.53%
LHFI	1.20	1.46	1.23
Net charge-offs as a percentage of:
Provision for loan credit losses	N/M	863.00	N/M
Allowance for loan credit losses	11.44	13.79	17.47
Average LHFI	0.14	0.21	0.21
N/M = Not meaningful.

Securities
Our securities portfolio totaled $1.92 billion at March 31, 2022, representing an increase of $382.6 million, or 24.9%, from $1.53 billion at December 31, 2021. The overall increase in securities reflects a shift in balance sheet composition as liquidity surged primarily due to increases in deposits, and declines in PPP loan balances due to the SBA's forgiveness process, and declines in mortgage warehouse line of credit loan balances driven by the increase in market interest rates. For additional information regarding our securities portfolio, please see Note 3 - Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. Increases of $132.2 million and $82.1 million in noninterest-bearing and interest-bearing demand, respectively, drove the increase in total deposits compared to December 31, 2021.
The following table presents our deposit mix at the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,295,682	33.9%	$2,163,507	32.9%	$132,175	6.1%
Interest-bearing demand	1,494,201	22.1	1,412,089	21.5	82,112	5.8
Money market	2,191,735	32.4	2,204,109	33.5	(12,374)	(0.6)
Time deposits	523,783	7.7	543,128	8.3	(19,345)	(3.6)
Savings	261,778	3.9	247,860	3.8	13,918	5.6
Total deposits	$6,767,179	100.0%	$6,570,693	100.0%	$196,486	3.0%
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
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,496,041	$698	0.19%	$1,477,298	$731	0.20%
Money market	2,225,356	1,439	0.26	1,821,093	1,487	0.33
Time deposits	535,044	709	0.54	656,255	1,533	0.95
Savings	253,998	40	0.06	214,890	38	0.07
Total interest-bearing	4,510,439	2,886	0.26	4,169,536	3,789	0.37
Noninterest-bearing demand	2,218,092			1,700,523
Total average deposits	$6,728,531	$2,886	0.17%	$5,870,059	$3,789	0.26%

Our average deposit balance was $6.73 billion for the three months ended March 31, 2022, an increase of $858.5 million, or 14.6%, from $5.87 billion for the three months ended March 31, 2021. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2022, was 0.26%, compared to 0.37% for the three months ended March 31, 2021. The decrease in the average cost of our deposits was primarily the result of the low interest rate environment. The Federal Reserve lowered the federal funds target rate twice during March 2020, resulting in an aggregate 150 basis point decrease in the target rate, which did not change during the intervening period until the most recent increase of 25 basis points in March of 2022.
Average noninterest-bearing deposits at March 31, 2022, were $2.22 billion, compared to $1.70 billion at March 31, 2021, an increase of $517.6 million, or 30.4%, and represented 33.0% and 29.0% of average total deposits for the three months ended March 31, 2022 and 2021, respectively.

Borrowings
The table below shows FHLB advances by maturity and weighted average rate at March 31, 2022:

(Dollars in thousands)	Balance	Weighted Average Rate
Three to five years	$1,214	4.42%
After five years	255,721	1.69
Total	$256,935	1.70%
At March 31, 2022, we were eligible to borrow an additional $1.02 billion from the FHLB.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Available cash balances at the holding company (unconsolidated)	$28,566	$28,904
Cash and liquid securities as a percentage of total assets	23.0%	23.2%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies, please see Note 10 - Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.

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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2022, or December 31, 2021. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at March 31, 2022.
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
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2022	$730,211
Net income	20,683
Other comprehensive income, net of tax	(71,619)
Dividends declared - common stock ($0.13 per share)	(3,096)
Other	686
Balance at March 31, 2022	$676,865
A decline of $71.6 million in accumulated other comprehensive (loss) income negatively impacted total stockholders' equity primarily due to the steepening of the short end of the yield curve during the first quarter and its impact on our investment portfolio, however, it did not impact regulatory capital.
Please see Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on the Company's stock buy-back program.

Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision" included in our 2021 Form 10-K, filed with the SEC. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2022, and December 31, 2021, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as "well capitalized," an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	March 31, 2022		December 31, 2021
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$699,538	11.20%	$681,039	11.20%
Tier 1 capital (to risk-weighted assets)	708,955	11.35	690,448	11.36
Total capital (to risk-weighted assets)	914,619	14.64	897,503	14.77
Tier 1 capital (to average total consolidated assets)	708,955	8.84	690,448	9.20

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$740,991	11.91%	$724,440	11.97%
Tier 1 capital (to risk-weighted assets)	740,991	11.91	724,440	11.97
Total capital (to risk-weighted assets)	867,955	13.95	852,825	14.09
Tier 1 capital (to average total consolidated assets)	740,991	9.26	724,440	9.66
Critical Accounting Policies and Estimates
SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. See Note 1 – Significant Accounting Policies in the condensed notes to our consolidated financial statements for more information about our critical accounting policies and use of estimates. Since December 31, 2021, there have been no changes to our critical accounting policies.

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
The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. We employ methodologies to manage interest rate risk, which includes an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.
We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. The average life of non-maturity deposit accounts is based on our balance retention rates using a vintage study methodology. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run various simulation models, including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We are marginally modeling outside of policy in most negative basis point rate scenarios, and we continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	March 31, 2022
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	23.5%	(2.9)%
+300	17.0	(2.9)
+200	11.4	(1.6)
+100	8.1	0.8
Base
-100	(9.0)	(3.9)
-200	(16.9)	(9.9)
We have found that, historically, interest rates on deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets versus interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.
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
Market Risk
Regulators expect banks to transition away from the use of the London Interbank Offered Rate ("LIBOR") as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next fifteen months, ahead of the FCA's announced cessation of the remaining LIBOR settings by June 30, 2023. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our annual report on Form 10-K for the year ended December 31, 2021, for further information.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 - Commitments and Contingencies - Loss Contingencies in the condensed notes to the consolidated financial statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2021 Form 10-K.
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
The following table shows the Company's monthly stock repurchases during the quarter ended March 31, 2022.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2022- January 31, 2022	—	—	—	$27,962
February 1, 2022 - February 28, 2022	—	—	—	27,962
March 1, 2022- March 31, 2022	—	—	—	27,962
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and between Origin Bancorp, Inc. and BT Holdings, Inc. dated February 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed February 24, 2022 (File No. 001-38487))

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

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

Origin Bancorp, Inc.

Date:	May 4, 2022	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 4, 2022	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer