Form 10-Q
period 2022-06-30
Origin Bancorp, Inc.
filed 2022-08-03
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 23,807,677 shares of Common Stock, par value $5.00 per share, were issued and outstanding at July 28, 2022.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2022

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
•customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity;
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
•volatility and direction of market interest rates and of capital markets;
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
•an increase in unemployment levels, slowdowns in economic growth and threats of recession;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and due from banks	$123,499	$133,334
Interest-bearing deposits in banks	200,421	572,284
Total cash and cash equivalents	323,920	705,618
Securities:
Available for sale	1,804,370	1,504,728
Held to maturity, net allowance for credit losses of $892 and $167 at June 30, 2022, and December 31, 2021, respectively (fair value of $5,448 and $25,117 at June 30, 2022, and December 31, 2021, respectively)	4,288	22,767
Securities carried at fair value through income	6,630	7,497
Total securities	1,815,288	1,534,992
Non-marketable equity securities held in other financial institutions	76,822	45,192
Loans held for sale ($31,840 and $37,032 at fair value at June 30, 2022, and December 31, 2021, respectively)	62,493	80,387
Loans, net of allowance for credit losses of $63,123 and $64,586 at June 30, 2022, and December 31, 2021, respectively	5,464,970	5,166,745
Premises and equipment, net	81,950	80,691
Mortgage servicing rights	22,127	16,220
Cash surrender value of bank-owned life insurance	38,742	38,352
Goodwill and other intangible assets, net	50,053	51,330
Accrued interest receivable and other assets	175,159	141,758
Total assets	$8,111,524	$7,861,285
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,214,919	$2,163,507
Interest-bearing deposits	3,598,417	3,864,058
Time deposits	489,822	543,128
Total deposits	6,303,158	6,570,693
Federal Home Loan Bank ("FHLB") advances, repurchase obligations and other borrowings	894,581	309,801
Subordinated indebtedness, net	157,540	157,417
Accrued expenses and other liabilities	109,872	93,163
Total liabilities	7,465,151	7,131,074
Commitments and contingencies - See Note 12 - Commitments and Contingencies
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 23,807,677 and 23,746,502 shares issued at June 30, 2022, and December 31, 2021, respectively)	119,038	118,733
Additional paid‑in capital	244,368	242,114
Retained earnings	398,946	363,635
Accumulated other comprehensive (loss) income	(115,979)	5,729
Total stockholders' equity	646,373	730,211
Total liabilities and stockholders' equity	$8,111,524	$7,861,285

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$55,986	$55,529	$107,169	$112,339
Investment securities-taxable	7,116	3,115	12,229	6,415
Investment securities-nontaxable	1,493	1,590	2,893	3,262
Interest and dividend income on assets held in other financial institutions	1,193	414	1,780	759
Total interest and dividend income	65,788	60,648	124,071	122,775
Interest expense
Interest-bearing deposits	3,069	3,417	5,955	7,206
FHLB advances and other borrowings	1,392	1,106	2,486	2,375
Subordinated indebtedness	1,823	1,833	3,624	3,663
Total interest expense	6,284	6,356	12,065	13,244
Net interest income	59,504	54,292	112,006	109,531
Provision for credit losses	3,452	(5,609)	3,125	(4,197)
Net interest income after provision for credit losses	56,052	59,901	108,881	113,728
Noninterest income
Service charges and fees	4,274	3,739	8,272	7,082
Insurance commission and fee income	5,693	3,050	12,149	6,821
Mortgage banking revenue	2,354	2,765	6,450	7,342
Other fee income	638	623	1,236	1,394
Gain on sales of securities, net	—	5	—	1,673
Loss on sales and disposals of other assets, net	(279)	(42)	(279)	(80)
Limited partnership investment income (loss)	282	801	(81)	2,573
Swap fee income	1	24	140	372
Other income	1,253	1,473	2,235	2,392
Total noninterest income	14,216	12,438	30,122	29,569
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Noninterest expense
Salaries and employee benefits	27,319	22,354	53,807	44,679
Occupancy and equipment, net	4,514	4,349	8,941	8,688
Data processing	2,641	2,313	5,127	4,486
Office and operations	2,163	1,498	3,723	2,952
Loan-related expenses	1,517	2,154	2,822	3,859
Professional services	918	836	2,549	1,809
Electronic banking	896	989	1,813	1,950
Advertising and marketing	859	748	1,730	1,428
Franchise tax expense	838	629	1,608	1,248
Regulatory assessments	802	544	1,428	1,714
Intangible asset amortization	525	222	1,062	456
Communications	252	514	533	929
Other expenses	906	682	1,781	3,070
Total noninterest expense	44,150	37,832	86,924	77,268
Income before income tax expense	26,118	34,507	52,079	66,029
Income tax expense	4,807	6,774	10,085	12,783
Net income	$21,311	$27,733	$41,994	$53,246
Basic earnings per common share	$0.90	$1.18	$1.77	$2.28
Diluted earnings per common share	0.90	1.17	1.77	2.26
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$21,311	$27,733	$41,994	$53,246
Other comprehensive (loss) income
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(63,634)	8,631	(154,848)	(7,221)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(6)	(5)
Reclassification adjustment for net gain included in net income	—	(5)	—	(1,673)
Change in the net unrealized (loss) gain on investment securities, before tax	(63,637)	8,623	(154,854)	(8,899)
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(13,364)	1,811	(32,520)	(1,869)
Change in the net unrealized (loss) gain on investment securities, net of tax	(50,273)	6,812	(122,334)	(7,030)
Cash flow hedges:
Net unrealized gain (loss) arising during the period	216	(155)	729	275
Reclassification adjustment for (loss) included in net income	(18)	(50)	(64)	(99)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	234	(105)	793	374
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	50	(22)	167	79
Change in net unrealized position on cash flow hedges, net of tax	184	(83)	626	295
Other comprehensive (loss) income, net of tax	(50,089)	6,729	(121,708)	(6,735)
Comprehensive (loss) income	$(28,778)	$34,462	$(79,714)	$46,511

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	25,513	—	25,513
Other comprehensive (loss), net of tax	—	—	—	—	(13,464)	(13,464)
Recognition of stock compensation, net	20,140	100	661	—	—	761
Dividends declared - common stock ($0.10 per share)	—	—	—	(2,349)	—	(2,349)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at March 31, 2021	23,488,884	$117,444	$236,934	$289,792	$12,185	$656,355
Net income	—	—	—	27,733	—	27,733
Other comprehensive income, net of tax	—	—	—	—	6,729	6,729
Recognition of stock compensation, net	13,331	67	404	—	—	471
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,053)	—	(3,053)
Balance at June 30, 2021	23,502,215	$117,511	$237,338	$314,472	$18,914	$688,235
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	20,683	—	20,683
Other comprehensive (loss), net of tax	—	—	—	—	(71,619)	(71,619)
Recognition of stock compensation, net	2,246	11	675	—	—	686
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,096)	—	(3,096)
Balance at March 31, 2022	23,748,748	$118,744	$242,789	$381,222	$(65,890)	$676,865
Net income	—	—	—	21,311	—	21,311
Other comprehensive (loss), net of tax	—	—	—	—	(50,089)	(50,089)
Recognition of stock compensation, net	58,929	294	1,579	—	—	1,873
Dividends declared - common stock ($0.15 per share)	—	—	—	(3,587)	—	(3,587)
Balance at June 30, 2022	23,807,677	$119,038	$244,368	$398,946	$(115,979)	$646,373

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2022	2021
Net income	$41,994	$53,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,125	(4,197)
Depreciation and amortization	4,141	3,419
Net amortization on securities	4,831	3,570
Amortization of investments in tax credit funds	951	775
Gain on sale of securities, net	—	(1,673)
Deferred income tax expense	1,611	3,463
Stock-based compensation expense	1,579	1,085
Originations of mortgage loans held for sale	(156,834)	(259,460)
Proceeds from mortgage loans held for sale	164,849	322,028
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(5,305)	(11,222)
Mortgage servicing rights valuation adjustment	(4,443)	772
Increase in the cash surrender value of life insurance	(390)	(406)
Net losses on sales and write-downs of other real estate owned	279	80
Other operating activities, net	(1,701)	(3,538)
Net cash provided by operating activities	54,687	107,942
Cash flows from investing activities:
Purchases of securities available for sale	(557,069)	(96,563)
Maturities and pay downs of securities available for sale	81,004	72,962
Proceeds from sales and calls of securities available for sale	8,552	42,023
Maturities, pay downs and calls of securities held to maturity	17,750	283
Pay downs of securities carried at fair value	275	265
Net (purchases) sales of non-marketable equity securities held in other financial institutions	(31,562)	21,225
Originations of mortgage warehouse loans	(5,128,940)	(9,387,169)
Proceeds from pay-offs of mortgage warehouse loans	5,224,131	9,605,914
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(374,841)	98,787
Return of capital and other distributions from limited partnership investments	5,276	—
Capital calls on limited partnership investments	(97)	(225)
Purchase of low-income housing tax credit investments	—	(383)
Purchases of premises and equipment	(4,321)	(1,399)
Proceeds from sales of premises and equipment	—	67
Proceeds from sales of other real estate owned	—	1,396
Net cash (used in) provided by investing activities	(759,842)	357,183
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from financing activities:	2022	2021
Net (decrease) increase in deposits	$(267,535)	$277,037
Repayments on long-term FHLB advances	(128)	(13,591)
Proceeds from short-term FHLB advances	1,825,000	5,726,000
Repayments on short-term FHLB advances	(1,225,000)	(6,376,000)
Net (decrease) in securities sold under agreements to repurchase	(2,390)	(4,549)
Dividends paid	(6,655)	(5,394)
Cash received from exercise of stock options	165	146
Common stock repurchased	—	(1,256)
Net cash provided by (used in) financing activities	323,457	(397,607)
Net (decrease) increase in cash and cash equivalents	(381,698)	67,518
Cash and cash equivalents at beginning of period	705,618	377,214
Cash and cash equivalents at end of period	$323,920	$444,732

Interest paid	$12,301	$13,907
Income taxes paid	950	23,570
Significant non-cash transactions:
Real estate acquired in settlement of loans	665	3,889
Decrease in GNMA repurchase obligations	(12,702)	(2,346)
Recognition of operating right-of-use assets	7,554	2,855
Recognition of operating lease liabilities	7,757	2,855
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly-owned bank subsidiary, Origin Bank ("Bank"), provides a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. The Company currently operates 45 banking centers located in Dallas/Fort Worth and Houston, Texas, North Louisiana and Mississippi. The Company principally operates in one business segment, community banking.
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
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2021, but in the opinion of management, reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates, that are particularly susceptible to change, include the allowance for credit losses for loans and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Company's consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Effect of Recently Adopted Accounting Standards
Accounting Standards Update ("ASU") No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending(Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the Accounting Standards Codification ("ASC") in order to agree the Codification to the new SEC releases 33-10786 and 33-10835 (the "Releases"). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and U.S.GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance; however, the SEC release on which the ASU is based is effective for registrants with the first fiscal year ending after December 15, 2021, while Guide 3 will be rescinded effective January 1, 2023. Implementation of this ASU did not materially impact the Company's financial statement disclosures.

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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net income	$21,311	$27,733	$41,994	$53,246
Denominator:
Weighted average common shares outstanding	23,740,611	23,410,693	23,720,874	23,402,073
Dilutive effect of stock-based awards	47,553	193,873	60,065	195,218
Weighted average diluted common shares outstanding	23,788,164	23,604,566	23,780,939	23,597,291

Basic earnings per common share	$0.90	$1.18	$1.77	$2.28
Diluted earnings per common share	0.90	1.17	1.77	2.26

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$449,111	$1,121	$(48,288)	$401,944	$—	$401,944
Corporate bonds	82,224	84	(2,715)	79,593	—	79,593
U.S. government and agency securities	268,061	4	(11,018)	257,047	—	257,047
Commercial mortgage-backed securities	120,787	—	(10,090)	110,697	—	110,697
Residential mortgage-backed securities	703,369	31	(54,274)	649,126	—	649,126
Commercial collateralized mortgage obligations	44,876	—	(3,911)	40,965	—	40,965
Residential collateralized mortgage obligations	204,801	3	(16,213)	188,591	—	188,591
Asset-backed securities	78,720	—	(2,313)	76,407	—	76,407
Total	$1,951,949	$1,243	$(148,822)	$1,804,370	$—	$1,804,370
Held to maturity:
State and municipal securities	$5,180	$268	$—	$5,448	$(892)	$4,288
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,630	$—	$6,630

December 31, 2021
Available for sale:
State and municipal securities	$394,046	$14,095	$(2,323)	$405,818	$—	$405,818
Corporate bonds	80,498	2,509	(273)	82,734	—	82,734
U.S. government and agency securities	98,892	2	(1,236)	97,658	—	97,658
Commercial mortgage-backed securities	65,691	—	(1,448)	64,243	—	64,243
Residential mortgage-backed securities	559,655	3,751	(5,605)	557,801	—	557,801
Commercial collateralized mortgage obligations	20,000	2	(330)	19,672	—	19,672
Residential collateralized mortgage obligations	196,691	460	(3,411)	193,740	—	193,740
Asset-backed securities	81,985	1,077	—	83,062	—	83,062
Total	$1,497,458	$21,896	$(14,626)	$1,504,728	$—	$1,504,728
Held to maturity:
State and municipal securities	$22,934	$2,183	$—	$25,117	$(167)	$22,767
Securities carried at fair value through income:
State and municipal securities(1)	$7,375	$—	$—	$7,497	$—	$7,497
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 5 - Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at June 30, 2022, and December 31, 2021, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$324,447	$(43,812)	$18,104	$(4,476)	$342,551	$(48,288)
Corporate bonds	59,831	(2,607)	2,892	(108)	62,723	(2,715)
U.S. government and agency securities	252,402	(10,340)	4,219	(678)	256,621	(11,018)
Commercial mortgage-backed securities	104,995	(8,978)	5,702	(1,112)	110,697	(10,090)
Residential mortgage-backed securities	597,693	(49,628)	45,299	(4,646)	642,992	(54,274)
Commercial collateralized mortgage obligations	37,314	(3,406)	3,651	(505)	40,965	(3,911)
Residential collateralized mortgage obligations	117,674	(8,614)	69,682	(7,599)	187,356	(16,213)
Asset-backed securities	76,407	(2,313)	—	—	76,407	(2,313)
Total	$1,570,763	$(129,698)	$149,549	$(19,124)	$1,720,312	$(148,822)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—

December 31, 2021
Available for sale:
State and municipal securities	$82,627	$(1,651)	$16,617	$(672)	$99,244	$(2,323)
Corporate bonds	13,299	(201)	2,928	(72)	16,227	(273)
U.S. government and agency securities	97,010	(1,234)	440	(2)	97,450	(1,236)
Commercial mortgage-backed securities	57,703	(1,167)	6,540	(281)	64,243	(1,448)
Residential mortgage-backed securities	409,382	(5,577)	1,693	(28)	411,075	(5,605)
Commercial collateralized mortgage obligations	14,568	(330)	—	—	14,568	(330)
Residential collateralized mortgage obligations	127,080	(2,623)	31,301	(788)	158,381	(3,411)
Total	$801,669	$(12,783)	$59,519	$(1,843)	$861,188	$(14,626)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2022
Balance at January 1, 2022	$167
Provision expense for credit loss for held to maturity securities	725
Balance at June 30, 2022	$892
Balance at January 1, 2021	$66
Provision expense for credit loss for held to maturity securities	5
Balance at June 30, 2021	$71
Accrued interest of $7.4 million and $5.3 million was not included in the calculation of the allowance at June 30, 2022 or 2021, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at June 30, 2022, or December 31, 2021.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Proceeds from sales/calls	$8,552	$42,023
Gross realized gains	—	1,705
Gross realized losses	—	(32)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2022, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$22,381	$22,015
Due after one year through five years	—	—	275,228	268,377
Due after five years through ten years	5,180	5,448	203,382	188,971
Due after ten years	—	—	298,405	259,221
Commercial mortgage-backed securities	—	—	120,787	110,697
Residential mortgage-backed securities	—	—	703,369	649,126
Commercial collateralized mortgage obligations	—	—	44,876	40,965
Residential collateralized mortgage obligations	—	—	204,801	188,591
Asset-backed securities	—	—	78,720	76,407
Total	$5,180	$5,448	$1,951,949	$1,804,370
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Carrying value of securities pledged to secure public deposits	$602,392	$331,651
Carrying value of securities pledged to repurchase agreements	9,363	10,312

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Loans held for sale	$62,493	$80,387
LHFI:
Loans secured by real estate:
Commercial real estate	$1,909,054	$1,693,512
Construction/land/land development	635,556	530,083
Residential real estate	1,005,623	909,739
Total real estate	3,550,233	3,133,334
Commercial and industrial(1)	1,430,239	1,454,235
Mortgage warehouse lines of credit	531,888	627,078
Consumer	15,733	16,684
Total LHFI(2)	5,528,093	5,231,331
Less: Allowance for loan losses	63,123	64,586
LHFI, net	$5,464,970	$5,166,745
____________________________
(1)Includes $901,000 and $105.8 million of PPP loans at June 30, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees of $8.2 million and $9.6 million at June 30, 2022, and December 31, 2021, respectively.
The Company was a participating lender in the Paycheck Protection Program ("PPP") during fiscal years 2020 and 2021. There were approximately $901,000 and $105.8 million in PPP loans outstanding included in the Company’s commercial and industrial loan portfolio at June 30, 2022, and December 31, 2021, respectively, which included $57,000 and $3.0 million in net deferred loan fees at June 30, 2022, and December 31, 2021, respectively. PPP loans have a maximum maturity of five years and earn interest at 1%. PPP loans are fully guaranteed by the U.S. government and can be forgiven by the Small Business Administration ("SBA") if the borrower uses the proceeds to pay specified expenses. The Company believes that the vast majority of its PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Company originated $767.4 million in PPP loans, and as of June 30, 2022, substantially all of the loan balances have been forgiven.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2022, excluding loans held for sale and loans accounted for at fair value. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$452,645	$511,619	$292,129	$250,980	$180,073	$168,953	$21,304	$1,877,703
Special mention	—	—	—	3,866	8,293	1,405	—	13,564
Classified	—	1,826	555	717	2,370	12,156	163	17,787
Total commercial real estate loans	$452,645	$513,445	$292,684	$255,563	$190,736	$182,514	$21,467	$1,909,054
Current period gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166
Current period gross recoveries	—	—	—	—	—	2	—	2
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$164	$—	$164

Construction/land/land development:
Pass	$156,136	$288,817	$67,507	$50,777	$27,686	$4,008	$37,833	$632,764
Classified	173	141	283	160	170	1,721	144	2,792
Total construction/land/land development loans	$156,309	$288,958	$67,790	$50,937	$27,856	$5,729	$37,977	$635,556
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$214,417	$255,510	$236,331	$97,282	$41,029	$88,613	$62,790	$995,972
Special mention	—	—	166	—	—	—	—	166
Classified	491	354	101	1,263	1,074	5,899	303	9,485
Total residential real estate loans	$214,908	$255,864	$236,598	$98,545	$42,103	$94,512	$63,093	$1,005,623
Current period gross charge-offs	$—	$—	$—	$—	$—	$75	$—	$75
Current period gross recoveries	—	—	—	75	—	17	—	92
Current period net charge-offs (recoveries)	$—	$—	$—	$(75)	$—	$58	$—	$(17)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Commercial and industrial:
Pass	$189,363	$302,510	$107,423	$72,345	$42,027	$33,751	$660,486	$1,407,905
Special mention	150	62	—	—	192	—	—	404
Classified	1,559	10,096	172	1,413	1,390	3,352	3,948	21,930
Total commercial and industrial loans	$191,072	$312,668	$107,595	$73,758	$43,609	$37,103	$664,434	$1,430,239
Current period gross charge-offs	$—	$724	$—	$865	$337	$301	$2,098	$4,325
Current period gross recoveries	—	—	—	34	15	246	885	1,180
Current period net charge-offs (recoveries)	$—	$724	$—	$831	$322	$55	$1,213	$3,145

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$531,888	$531,888
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,774	$4,527	$1,393	$961	$238	$49	$4,711	$15,653
Classified	5	19	—	8	—	—	48	80
Total consumer loans	$3,779	$4,546	$1,393	$969	$238	$49	$4,759	$15,733
Current period gross charge-offs	$—	$20	$6	$—	$1	$1	$—	$28
Current period gross recoveries	—	—	7	—	1	5	—	13
Current period net charge-offs (recoveries)	$—	$20	$(1)	$—	$—	$(4)	$—	$15
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$—	$—	$—	$1,909,054	$1,909,054	$—
Construction/land/land development	95	—	—	95	635,461	635,556	—
Residential real estate	36	175	385	596	1,005,027	1,005,623	—
Total real estate	131	175	385	691	3,549,542	3,550,233	—
Commercial and industrial	458	605	5,347	6,410	1,423,829	1,430,239	—
Mortgage warehouse lines of credit	—	—	—	—	531,888	531,888	—
Consumer	44	29	12	85	15,648	15,733	—
Total LHFI	$633	$809	$5,744	$7,186	$5,520,907	$5,528,093	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$22	$—	$197	$219	$1,693,293	$1,693,512	$—
Construction/land/land development	—	129	52	181	529,902	530,083	—
Residential real estate	2,245	352	10,331	12,928	896,811	909,739	—
Total real estate	2,267	481	10,580	13,328	3,120,006	3,133,334	—
Commercial and industrial	77	1,172	10,927	12,176	1,442,059	1,454,235	—
Mortgage warehouse lines of credit	—	—	—	—	627,078	627,078	—
Consumer	90	—	21	111	16,573	16,684	—
Total LHFI	$2,434	$1,653	$21,528	$25,615	$5,205,716	$5,231,331	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $15.5 million and $17.7 million was not included in the book value for the purposes of calculating the allowance at June 30, 2022, and June 30, 2021, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance(2)
Loans secured by real estate:
Commercial real estate	$14,606	$—	$—	$1,506	$16,112	$1,828,700	—%
Construction/land/land development	4,580	—	—	127	4,707	587,872	—
Residential real estate	5,821	—	86	(56)	5,851	966,363	(0.04)
Commercial and industrial	36,315	2,179	545	796	35,477	1,398,802	0.47
Mortgage warehouse lines of credit	329	—	—	130	459	444,851	—
Consumer	522	13	8	—	517	15,979	0.13
Total	$62,173	$2,192	$639	$2,503	$63,123	$5,242,567	0.12%

(1)The $3.5 million provision for credit losses on the consolidated statements of income includes a $2.5 million provision for loan losses, a $408,000 provision for off-balance sheet commitments and a $540,000 provision for held to maturity securities credit losses for the three months ended June 30, 2022.
(2)Annualized

	Three Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance(2)
Loans secured by real estate:
Commercial real estate	$18,397	$102	$3	$(2,016)	$16,282	$1,465,799	0.03%
Construction/land/land development	7,389	—	—	(1,787)	5,602	516,794	—
Residential real estate	8,294	58	8	815	9,059	929,332	0.02
Commercial and industrial	49,342	2,845	186	(1,634)	45,049	1,761,803	0.61
Mortgage warehouse lines of credit	923	—	—	(363)	560	819,233	—
Consumer	791	5	5	(239)	552	16,632	—
Total	$85,136	$3,010	$202	$(5,224)	$77,104	$5,509,593	0.20

(1)The $5.6 million provision for credit losses net benefit on the consolidated statements of income includes a $5.2 million net loan loss benefit, a $390,000 benefit for off-balance sheet commitments and a $5,000 provision for held to maturity securities credit losses for the three months ended June 30, 2021.
(2)Annualized

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance(2)
Loans secured by real estate:
Commercial real estate	$13,425	$166	$2	$2,851	$16,112	$1,773,784	0.02%
Construction/land/land development	4,011	—	—	696	4,707	576,672	—
Residential real estate	6,116	75	92	(282)	5,851	937,005	—
Commercial and industrial	40,146	4,325	1,180	(1,524)	35,477	1,411,946	0.45
Mortgage warehouse lines of credit	340	—	—	119	459	434,381	—
Consumer	548	28	13	(16)	517	16,219	0.19
Total	$64,586	$4,594	$1,287	$1,844	$63,123	$5,150,007	0.13

(1)The $3.1 million provision for credit losses on the consolidated statements of income includes a $1.8 million provision for loan losses, a $556,000 provision for off-balance sheet commitments and a $725,000 provision for held to maturity securities credit losses for the six months ended June 30, 2022.
(2)Annualized.

	Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision(1)	Ending Balance	Average Balance	Net Charge-offs to Loan Average Balance(2)
Loans secured by real estate:
Commercial real estate	$15,430	$130	$6	$976	$16,282	$1,443,931	0.02%
Construction/land/land development	8,191	—	—	(2,589)	5,602	529,219	—
Residential real estate	9,418	58	17	(318)	9,059	908,884	0.01
Commercial and industrial	51,857	5,800	294	(1,302)	45,049	1,791,281	0.62
Mortgage warehouse lines of credit	856	—	—	(296)	560	890,127	—
Consumer	918	49	18	(335)	552	17,138	0.36
Total	$86,670	$6,037	$335	$(3,864)	$77,104	$5,580,580	0.21

(1)The $4.2 million provision for credit losses net benefit on the consolidated statements of income includes a $3.9 million provision for loan losses net benefit, a $338,000 off-balance sheet commitments net benefit and a $5,000 provision for held to maturity securities credit losses for the six months ended June 30, 2021.
(2)Annualized

The increase in provision expense during the six months ended June 30, 2022, is primarily due to the growth in total LHFI balance, excluding the PPP and mortgage warehouse loans. The allowance for loan credit losses decreased $14.0 million compared to the six months ended June 30, 2021, primarily driven by a decrease of $11.2 million in the individually evaluated portion of the reserve at June 30, 2022, when compared to June 30, 2021.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables show the recorded investment in loans by loss estimation methodology.

	June 30, 2022
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$1,907,141	$—	$1,913	$1,909,054
Construction/land/land development	634,432	212	912	635,556
Residential real estate	998,586	6,482	555	1,005,623
Commercial and industrial	1,423,402	5,822	1,015	1,430,239
Mortgage warehouse lines of credit	531,888	—	—	531,888
Consumer	15,732	1	—	15,733
Total	$5,511,181	$12,517	$4,395	$5,528,093

	December 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$1,691,269	$166	$2,077	$1,693,512
Construction/land/land development	529,789	—	294	530,083
Residential real estate	898,456	8,150	3,133	909,739
Commercial and industrial	1,441,204	8,547	4,484	1,454,235
Mortgage warehouse lines of credit	627,078	—	—	627,078
Consumer	16,682	2	—	16,684
Total	$5,204,478	$16,865	$9,988	$5,231,331

The following tables show the allowance for loan credit losses by loss estimation methodology at June 30, 2022, and December 31, 2021.

	June 30, 2022
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$16,087	$—	$25	$16,112
Construction/land/land development	4,689	—	18	4,707
Residential real estate	5,667	184	—	5,851
Commercial and industrial	30,589	4,885	3	35,477
Mortgage warehouse lines of credit	459	—	—	459
Consumer	516	1	—	517
Total	$58,007	$5,070	$46	$63,123

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2021
	Collectively Evaluated	Individually Evaluated
(Dollars in thousands)	Probability of Default	Fair Value of Collateral	Discounted Cash Flow	Total
Loans secured by real estate:
Commercial real estate	$13,416	$—	$9	$13,425
Construction/land/land development	3,997	—	14	4,011
Residential real estate	5,017	19	1,080	6,116
Commercial and industrial	29,995	6,680	3,471	40,146
Mortgage warehouse lines of credit	340	—	—	340
Consumer	546	2	—	548
Total	$53,311	$6,701	$4,574	$64,586
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
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial real estate	$172	$453	$224	$512
Construction/land/land development	209	52	373	338
Residential real estate	5,865	7,684	7,478	11,647
Total real estate	6,246	8,189	8,075	12,497
Commercial and industrial	681	58	5,930	12,306
Consumer	—	—	80	100
Total nonaccrual loans	$6,927	$8,247	$14,085	$24,903
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At June 30, 2022, the Company had $1,000 in funding commitments for which the terms have been modified in TDRs.
For the six months ended June 30, 2022 and 2021, gross interest income, that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $438,000 and $880,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the six months ended June 30, 2022 and 2021.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had $2.5 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at June 30, 2022, compared to $1.8 million at December 31, 2021.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
TDRs
Nonaccrual TDRs	$4,579	$4,064
Performing TDRs	4,043	2,763
Total	$8,622	$6,827

The tables below summarize loans classified as TDRs by loan and concession type during the dates indicated. There were no loans classified as TDR's during the six months ended June 30, 2021.

	Three Months Ended June 30, 2022
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Construction/land/land development	2	$850	$705	$—	$98	$803
Residential real estate	1	3,696		3,670	—	3,670
Total	3	$4,546	$705	$3,670	$98	$4,473

	Six Months Ended June 30, 2022
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Construction/land/land development	2	$850	$705	$—	$98	$803
Residential real estate	1	3,696	—	3,670	—	3,670
Total real estate	3	4,546	705	3,670	98	4,473
Commercial and industrial	2	664	664	—	—	664
Total	5	$5,210	$1,369	$3,670	$98	$5,137

There were no loans that defaulted during the six months ended June 30, 2022, after having been modified as a TDR within the previous 12 months. During the six months ended June 30, 2021, three loans with a combined outstanding principal balance of $743,000 defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the six months ended June 30, 2022, and June 30, 2021, did not significantly impact the Company's determination of the allowance for loan credit losses.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2022, and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2022 or 2021.

	June 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$344,379	$57,565	$401,944
Corporate bonds	—	79,593	—	79,593
U.S. treasury securities	115,642	—	—	115,642
U.S. government agency securities	—	141,405	—	141,405
Commercial mortgage-backed securities	—	110,697	—	110,697
Residential mortgage-backed securities	—	649,126	—	649,126
Commercial collateralized mortgage obligations	—	40,965	—	40,965
Residential collateralized mortgage obligations	—	188,591	—	188,591
Asset-backed securities	—	76,407	—	76,407
Securities available for sale	115,642	1,631,163	57,565	1,804,370
Securities carried at fair value through income	—	—	6,630	6,630
Loans held for sale	—	31,840	—	31,840
Mortgage servicing rights	—	—	22,127	22,127
Other assets - derivatives	—	17,328	—	17,328
Total recurring fair value measurements - assets	$115,642	$1,680,331	$86,322	$1,882,295

Other liabilities - derivatives	$—	$(15,824)	$—	$(15,824)
Total recurring fair value measurements - liabilities	$—	$(15,824)	$—	$(15,824)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$364,357	$41,461	$405,818
Corporate bonds	—	82,734	—	82,734
U.S. treasury securities	92,245	—	—	92,245
U.S. government agency securities	—	5,413	—	5,413
Commercial mortgage-backed securities	—	64,243	—	64,243
Residential mortgage-backed securities	—	557,801	—	557,801
Commercial collateralized mortgage obligations	—	19,672	—	19,672
Residential collateralized mortgage obligations	—	193,740	—	193,740
Asset-backed securities	—	83,062	—	83,062
Securities available for sale	92,245	1,371,022	41,461	1,504,728
Securities carried at fair value through income	—	—	7,497	7,497
Loans held for sale	—	37,032	—	37,032
Mortgage servicing rights	—	—	16,220	16,220
Other assets - derivatives	—	11,459	—	11,459
Total recurring fair value measurements - assets	$92,245	$1,419,513	$65,178	$1,576,936

Other liabilities - derivatives	$—	$(11,494)	$—	$(11,494)
Total recurring fair value measurements - liabilities	$—	$(11,494)	$—	$(11,494)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022 and 2021, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2022	$16,220	$41,461	$7,497
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	4,443	—	—
Other noninterest income	—	—	(592)
Loss recognized in AOCI	—	(4,491)	—
Purchases, issuances, sales and settlements:
Originations	1,464	—	—
Purchases	—	23,877	—
Settlements	—	(3,282)	(275)
Balance at June 30, 2022	$22,127	$57,565	$6,630

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(772)	—	—
Other noninterest income	(125)	—	—	(316)
Loss recognized in AOCI	—	—	(595)	—
Purchases, issuances, sales and settlements:
Originations	—	3,193	—	—
Purchases	—	—	1,000	—
Settlements	(11,443)	—	(2,180)	(265)
Balance at June 30, 2021	$5,443	$16,081	$42,290	$10,973
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	June 30, 2022		December 31, 2021
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	5.70% - 17.11%	6.76%	9.10% - 36.51%	15.63%
Discount rates	9.19 - 12.21	9.98	8.89 - 10.39	9.32
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
Derivatives
Fair values for interest rate swap agreements are based upon the amounts that would be required to settle the contracts. Fair values for derivative loan commitments and forward loan sale commitments are based on the fair values of the underlying mortgage loans and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2022, and December 31, 2021, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	June 30, 2022
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$31,840	$31,312	$528
Securities carried at fair value through income	6,630	7,100	(470)
Total	$38,470	$38,412	$58
____________________________
(1)$2.5 million of loans held for sale were designated as nonaccrual or 90 days or more past due at June 30, 2022. Of this balance, $1.9 million was guaranteed by U.S. Government agencies.

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

Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2022	2021	2022	2021
Mortgage banking revenue (loans held for sale)	$65	$(177)	$(432)	$(4,302)
Other income:
Loans at fair value held for investment	—	(66)	—	(125)
Securities carried at fair value through income	(154)	161	(592)	(316)
Total impact on other income	(154)	95	(592)	(441)
Total fair value option impact on noninterest income (1)	$(89)	$(82)	$(1,024)	$(4,743)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both June 30, 2022, and December 31, 2021. The Company believes the fair value approximates an exit price.
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
Equity securities without readily determinable fair values totaled $76.8 million and $45.2 million at June 30, 2022, and December 31, 2021, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Government National Mortgage Association Repurchase Asset
The Company recorded $30.7 million and $43.4 million, respectively, at June 30, 2022, and December 31, 2021, for Government National Mortgage Association ("GNMA") repurchase assets included in loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 6 - Mortgage Banking for more information on the GNMA repurchase asset.
Collateral Dependent Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Loans that have experienced a credit loss that are collateral-dependent are classified within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $4.2 million and $4.8 million at June 30, 2022, and December 31, 2021, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $1.8 million at June 30, 2022, and December 31, 2021. At June 30, 2022, the Company had $10,000 in principal amount of residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2022		December 31, 2021
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$323,920	$323,920	$705,618	$705,618
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	76,822	76,822	45,192	45,192
Accrued interest and loan fees receivable	24,277	24,277	23,402	23,402
Level 3 inputs:
Securities held to maturity	4,288	5,448	22,767	25,117
LHFI, net	5,464,970	5,421,977	5,166,745	5,133,257
Financial liabilities:
Level 2 inputs:
Deposits	6,303,158	6,293,928	6,570,693	6,572,215
FHLB advances and other borrowings	894,581	846,980	309,801	305,374
Subordinated indebtedness	157,540	147,836	157,417	156,629
Accrued interest payable	2,460	2,460	2,696	2,696
Note 6 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage banking revenue	2022	2021	2022	2021
Origination	$229	$375	$434	$751
Gain on sale of loans held for sale	2,118	3,033	3,841	8,029
Originations of MSRs	738	1,250	1,464	3,193
Servicing	1,434	1,537	2,860	3,038
Total gross mortgage revenue	4,519	6,195	8,599	15,011
MSR valuation adjustments, net	202	(2,721)	4,443	(772)
Mortgage HFS and pipeline fair value adjustment	(887)	(1,998)	(561)	(5,155)
MSR hedge impact	(1,480)	1,289	(6,031)	(1,742)
Mortgage banking revenue	$2,354	$2,765	$6,450	$7,342
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 8 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$21,187	$17,552	$16,220	$13,660
Addition of servicing rights	738	1,250	1,464	3,193
Valuation adjustment, net of amortization	202	(2,721)	4,443	(772)
Balance at end of period	$22,127	$16,081	$22,127	$16,081

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
At June 30, 2022, and December 31, 2021, the reserve for mortgage loan servicing putback expenses totaled $302,000 and $379,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $30.7 million and $43.4 million at June 30, 2022, and December 31, 2021, respectively, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 7 - Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Overnight repurchase agreements with depositors	$7,057	$9,447
Short-term FHLB advances	600,000	—
GNMA repurchase liability	30,653	43,355
Long-term FHLB advances	256,871	256,999
Total FHLB advances and other borrowings	$894,581	$309,801
Subordinated indebtedness, net	$157,540	$157,417
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at June 30, 2022, and December 31, 2021, were $709.7 million and $982.2 million, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at June 30, 2022, and December 31, 2021, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the six months ended June 30, 2022 and 2021.

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate swaps included in other assets	$10,500	$21,000	$690	$(103)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$314,471	$315,188	$15,724	$10,417
Interest rate swaps included in other liabilities	302,596	327,510	(15,629)	(10,762)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	—	(2)
Forward commitments to purchase mortgage-backed securities included in other liabilities	25,000	80,000	(195)	(627)
Forward commitments to sell residential mortgage loans included in other assets	44,000	52,000	75	1
Interest rate-lock commitments on residential mortgage loans included in other assets	37,497	36,694	839	1,041
	$786,938	$874,766	$814	$68
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
The weighted-average rates paid and received for interest rate swaps at June 30, 2022, were as follows:

	Weighted-Average Interest Rate
Interest rate swaps:	Paid	Received
Cash flow hedges	3.14%	2.96%
Non-hedging interest rate swaps - financial institution counterparties	4.26	3.45
Non-hedging interest rate swaps - customer counterparties	3.46	4.26
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2022	2021	2022	2021
Amount of gain (loss) recognized in mortgage banking revenue (1)	$187	$(281)	$(2,220)	$(1,487)
Amount of gain recognized in other non-interest income	154	27	440	334
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 6 - Mortgage Banking for more information on components of mortgage banking revenue.
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At June 30, 2022, and December 31, 2021, the Company had cash collateral on deposit with swap counterparties totaling $7.5 million and $16.5 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 9 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), dividend equivalent rights, performance stock units ("PSU") or any combination thereof. At June 30, 2022, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 483,858 shares.
Additionally, in April 2021, an employee stock purchase plan ("ESPP") was approved by the Company's stockholders and qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company's common stock by employees pursuant to the terms of the ESPP, and the total number of shares available for issuance at June 30, 2022, was 973,911. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company's common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the fair value of the rights on the grant date, adjusted for forfeitures and certain modifications.
Under the ESPP, employees purchased 26,089 shares during the three and six months ended June 30, 2022, and no shares of common stock were issued pursuant to the ESPP during the three or six months ended June 30, 2021.
In February 2022, the Compensation Committee ("Committee") approved and the Company granted PSUs to select officers and employees. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant's continuous service with the Company through the third anniversary of the date of the grant. The performance period is the three-year period commencing on January 1, 2022, and ending on December 31, 2024, ("Performance Period").
Share-based compensation cost charged to income for the three and six months ended June 30, 2022 and 2021, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
RSA & RSU	$666	$444	$1,277	$1,058
PSU	103	—	149	—
ESPP	72	27	153	27
Total stock compensation expense	$841	$471	$1,579	$1,085
Related tax benefits recognized in net income	$177	$99	332	228
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table summarizes the Company's award activity:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSA shares, January 1,	48,048	$35.27	103,359	$31.51
Granted RSA	12,840	37.39	19,617	40.47
Vested RSA	(19,524)	36.61	(40,281)	26.45
Forfeited RSA	—	—	(946)	24.69
Nonvested RSA shares, June 30,	41,364	35.29	81,749	36.23

Nonvested RSU, January 1,	73,977	$40.64	—	$—
Granted RSU	61,081	42.28	—	—
Forfeited RSU	(743)	40.40	—	—
Nonvested RSU, June 30	134,315	41.39	—	—

Nonvested PSU, January 1	—	$—	—	$—
Granted PSU	27,632	44.77	—	—
Nonvested PSU, June 30	27,632	44.77	—	—
At June 30, 2022, there was $1.1 million, $4.5 million and $1.1 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 1.1 years for RSA shares and 2.6 years for both RSU and PSU shares.
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
The table below summarizes the status of the Company's stock options and changes during the six months ended June 30, 2022 and 2021.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
Exercised	(24,800)	9.23	—	—
Outstanding and exercisable at June 30, 2022	14,400	13.31	1.52	367

Six Months Ended June 30, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(14,800)	9.89	—	—
Outstanding and exercisable at June 30, 2021	209,200	10.93	4.81	6,597

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 10 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(122,334)	626	(121,708)
Balance at June 30, 2022	$(116,525)	$546	$(115,979)

Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(7,030)	295	(6,735)
Balance at June 30, 2021	$19,176	$(262)	$18,914
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
The Company is subject to the Basel III regulatory capital framework ("Basel III Capital Rules"), which includes a 2.5% capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, which include dividend payments, stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at June 30, 2022, and December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2022, and December 31, 2021, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022 through December 31, 2024). The amount representing the CECL impact to the Company's regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $6.3 million and $7.6 million at June 30, 2022, and December 31, 2021, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Bank at June 30, 2022, and December 31, 2021, are presented in the following table:

(Dollars in thousands) June 30, 2022	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$719,041	10.81%	$465,536	7.00%	N/A	N/A
Origin Bank	757,183	11.43	463,595	7.00	$430,481	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	728,467	10.95	565,296	8.50	N/A	N/A
Origin Bank	757,183	11.43	562,937	8.50	529,823	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	936,719	14.08	698,305	10.50	N/A	N/A
Origin Bank	886,705	13.39	695,393	10.50	662,279	10.00
Leverage Ratio
Origin Bancorp, Inc.	728,467	9.09	320,699	4.00	N/A	N/A
Origin Bank	757,183	9.47	319,729	4.00	399,662	5.00
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	681,039	11.20%	425,475	7.00%	N/A	N/A
Origin Bank	724,440	11.97	423,819	7.00	393,546	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	690,448	11.36	516,648	8.50	N/A	N/A
Origin Bank	724,440	11.97	514,637	8.50	484,365	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	897,503	14.77	638,212	10.50	N/A	N/A
Origin Bank	852,825	14.09	635,727	10.50	605,454	10.00
Leverage Ratio
Origin Bancorp, Inc.	690,448	9.20	300,195	4.00	N/A	N/A
Origin Bank	724,440	9.66	299,932	4.00	374,915	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $118.6 million at June 30, 2022.
Stock Repurchases
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may purchase up to $40 million of its outstanding common stock. The stock buyback program was approved for a period of 36 months and expired in June 2022, having repurchased a total of $28.0 million of outstanding common stock. In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.

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
The table below presents the Company's commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) June 30, 2022
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$650,485	$752,792	$421,438	$104,201	$1,928,916
Standby letters of credit	43,034	7,708	—	—	50,742
Total off-balance sheet commitments	$693,519	$760,500	$421,438	$104,201	$1,979,658
December 31, 2021
Commitments to extend credit(1)	$643,089	$620,741	$300,863	$56,525	$1,621,218
Standby letters of credit	42,516	6,633	—	—	49,149
Total off-balance sheet commitments	$685,605	$627,374	$300,863	$56,525	$1,670,367
____________________________
(1)Includes $520.1 million and $513.0 million of unconditionally cancellable commitments at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Company held 35 unfunded letters of credit from the FHLB totaling $373.7 million, with expiration dates ranging from July 13, 2022, to July 11, 2023. At December 31, 2021, the Company held 43 unfunded letters of credit from the FHLB totaling $599.3 million, with expiration dates ranging from January 20, 2022, to March 22, 2023.
In conjunction with the December 31, 2021, acquisitions of the Lincoln Agency, LLC. and Pulley-White Insurance Agency, Inc., the Company has a total fair value contingent liability of $1.4 million, as of December 31, 2021. The amount is payable if Davison Insurance Agency, LLC, the acquirer and surviving wholly-owned subsidiary of the Company, meets certain revenue growth objectives over the next three years. The fair value and probability of payout of this liability is reassessed annually at the fiscal year end of the Company.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $2.8 million and $2.3 million at June 30, 2022, and December 31, 2021, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time, the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 13 - Business Combinations
Effective as of August 1, 2022, the Company completed its previously announced acquisition of BT Holdings, Inc. (“BTH”), a Texas corporation and the registered bank holding company of BTH Bank, N.A (“BTH Bank”).

The acquisition was completed pursuant to the previously announced Agreement and Plan of Merger, dated February 23, 2022, by and between the Company and BTH (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, at the effective time, BTH was merged with and into the Company, with the Company surviving the merger (the “Merger”) and BTH Bank becoming a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the Company will issue up to 6,828,390 shares of its common stock to the shareholders of BTH as consideration for the exchange of their shares of BTH common stock, less any shares withheld from dissenting shareholders. In addition, upon consummation of the Merger all outstanding options to purchase BTH common stock were converted into options to purchase an aggregate of 611,676 shares of Origin common stock.

Based on the closing price of Origin Common Stock on July 29, 2022, of $43.07 per share, the aggregate consideration to be paid to holders of BTH Common Stock in connection with the Merger is valued at approximately $302.9 million.
With the completion of the acquisition, Origin has approximately $9.78 billion in assets, $6.68 billion in loans and $7.98 billion in deposits on a consolidated basis. Origin Bank and BTH Bank, N.A. will operate as separate banking subsidiaries of the Company until the merger of the banks, which Origin expects to complete concurrently with the data processing conversion early in the fourth quarter of this year.
Due to the timing of the closing of the merger, pro forma financial statements are not available and are not included.

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
We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize the income generated from interest-earning assets and minimize expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans, securities and interest-bearing cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, and stockholders' equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
2022 Second Quarter Highlights
•The fully tax-equivalent net interest margin (“NIM”) was 3.23% for the quarter ended June 30, 2022, reflecting an 11 basis point increase from the quarter ended June 30, 2021.
•Net interest income for the quarter ended June 30, 2022, was $59.5 million, reflecting a $5.2 million, or 9.6% increase, compared to the quarter ended June 30, 2021.
•Total loans held for investment (“LHFI”) at June 30, 2022, excluding PPP loans and mortgage warehouse lines of credit, were $5.00 billion, reflecting a strong $834.2 million, or 20.0% increase, compared to June 30, 2021.
•Total deposits increased $274.8 million, or 4.56%, to $6.30 billion at June 30, 2022, compared to $6.03 billion at June 30, 2021. Noninterest-bearing deposits increased $353.9 million, or 19.0%, compared to June 30, 2021, and represented 35.1% of total deposits at June 30, 2022.
•Average balances of total securities for the quarter ended June 30, 2022, were $1.87 billion, reflecting a $838.5 million, or 81.4% increase, compared to the quarter ended June 30, 2021. Total securities were $1.82 billion at June 30, 2022, compared to $1.02 billion at June 30, 2021.

•Provision for credit losses was a net expense of $3.5 million for the quarter ended June 30, 2022, compared to a net benefit of $5.6 million for the quarter ended June 30, 2021.
•Total nonperforming LHFI to total LHFI was 0.25% at June 30, 2022, compared to 0.57% at June 30, 2021, reflecting the lowest total nonperforming LHFI to total LHFI ratio for Origin as a public company. The allowance for loan credit losses to nonperforming LHFI was 448.16% at June 30, 2022, compared to 252.78% at June 30, 2021.
•On February 23, 2022, we entered into an agreement and plan of merger with BT Holdings, Inc., (“BTH”), pursuant to which, upon the terms and subject to the conditions set forth in the merger agreement, BTH will merge with and into Origin Bancorp, Inc., with Origin Bancorp, Inc. as the surviving entity in the merger. The merger was completed on August 1, 2022. Origin Bank and BTH Bank, N.A. will operate as separate banking subsidiaries of the Company until the bank merger, which Origin expects to complete concurrently with the data processing conversion early in the fourth quarter of this year.
Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021
Net Interest Income and Net Interest Margin
Net interest income for the three months ended June 30, 2022, was $59.5 million, an increase of $5.2 million compared to the three months ended June 30, 2021. The increase was primarily due to a $6.0 million and a $3.9 million increase in interest income earned on total real estate-based loans and total investment securities, respectively, partially offset by a $4.8 million decrease in interest income and fees earned on PPP loans and a $2.9 million decrease in interest earned on mortgage warehouse lines of credit, respectively.
The $6.0 million increase in interest income earned on total real estate loans was primarily driven by a $471.0 million increase in average real estate loan balances and, secondarily, by an increase in yield to 4.27% during the three months ended June 30, 2022, from 4.13% during the three months ended June 30, 2021.
The $3.9 million increase in interest income earned on total investment securities was primarily due to an $860.9 million increase in the average balances of investments in taxable securities during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. A $3.6 million increase in interest income earned on taxable investment securities was primarily driven by an increase in the average balance of investments in taxable securities, as well as a $423,000 increase in interest income due to an increase in the average yield earned on these securities. The average yield earned on investments in taxable securities was 1.77% for the current period, up from 1.67% for the three months ended June 30, 2021.
The decreases in interest income earned on mortgage warehouse lines of credit and PPP loans were caused primarily by decreases in average loan balances of $374.4 million and $506.7 million, respectively, as the continued normalization and higher interest rates had a negative impact on mortgage warehouse lines of credit and the outstanding balances of PPP loans continued to be forgiven by the Small Business Administration ("SBA").
Deposit interest expense decreased to $3.1 million during the three months ended June 30, 2022, compared to $3.4 million during the three months ended June 30, 2021, primarily due to a decline in average balances of total interest-bearing deposits between the comparable periods. The average total interest-bearing deposits decreased to $4.27 billion for the three months ended June 30, 2022, from $4.41 billion for the three months ended June 30, 2021, which contributed a decrease of $253,000 to the total interest expense decrease. The decrease in average rate paid on total interest-bearing deposits provided an additional $95,000 to the total interest expense decrease.
The fully tax-equivalent net interest margin was 3.23% for the three months ended June 30, 2022, an 11 basis point increase from the three months ended June 30, 2021. The yield earned on interest-earning assets for the three months ended June 30, 2022, was 3.53%, a nine basis point increase from 3.44% for the three months ended June 30, 2021. The margin compression we experienced since the quarter ended June 30, 2021, was primarily caused by declining short-term interest rates during early to mid-2021.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,828,700	$19,035	4.17%	$1,465,799	$15,067	4.12%
Construction/land/land development	587,872	6,627	4.52	516,794	5,391	4.18
Residential real estate	966,363	10,354	4.30	929,332	9,514	4.11
PPP	14,807	719	19.47	521,551	5,553	4.27
Commercial and industrial excl. PPP	1,383,995	14,121	4.09	1,240,252	11,743	3.80
Mortgage warehouse lines of credit	444,851	4,544	4.10	819,233	7,416	3.63
Consumer	15,979	240	6.03	16,632	242	5.83
LHFI	5,242,567	55,640	4.26	5,509,593	54,926	4.00
Loans held for sale	37,678	346	3.69	68,797	603	3.51
Loans receivable	5,280,245	55,986	4.25	5,578,390	55,529	3.99
Investment securities-taxable	1,610,400	7,116	1.77	749,538	3,115	1.67
Investment securities-non-taxable	258,178	1,493	2.32	280,504	1,590	2.27
Non-marketable equity securities held in other financial institutions	51,052	609	4.79	46,898	248	2.12
Interest-bearing deposits in banks	277,800	584	0.84	417,782	166	0.16
Total interest-earning assets	7,477,675	65,788	3.53	7,073,112	60,648	3.44
Noninterest-earning assets(2)	467,045			401,839
Total assets	$7,944,720			$7,474,951

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,767,275	$2,459	0.26%	$3,774,529	$2,192	0.23%
Time deposits	503,325	610	0.49	631,654	1,225	0.78
Total interest-bearing deposits	4,270,600	3,069	0.29	4,406,183	3,417	0.31
FHLB advances & other borrowings	417,121	1,392	1.34	262,806	1,106	1.69
Subordinated indebtedness	157,517	1,823	4.64	157,276	1,833	4.67
Total interest-bearing liabilities	4,845,238	6,284	0.52	4,826,265	6,356	0.53
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,288,732			1,837,823
Other liabilities(2)	143,427			138,165
Total liabilities	7,277,397			6,802,253
Stockholders' Equity	667,323			672,698
Total liabilities and stockholders' equity	$7,944,720			$7,474,951
Net interest spread			3.01%			2.91%
Net interest income and margin		$59,504	3.19		$54,292	3.08
Net interest income and margin - (tax equivalent)(3)		$60,206	3.23		$55,019	3.12
___________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $35.8 million, $60.3 million for the three months ended June 30, 2022 and 2021, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,730	$238	$3,968
Construction/land/land development	741	495	1,236
Residential real estate	379	461	840
PPP	(5,396)	562	(4,834)
Commercial and industrial excl. PPP	1,832	546	2,378
Mortgage warehouse lines of credit	(3,389)	517	(2,872)
Consumer	(10)	8	(2)
Loans held for sale	(273)	16	(257)
Loans receivable	(2,386)	2,843	457
Investment securities-taxable	3,578	423	4,001
Investment securities-non-taxable	(127)	30	(97)
Non-marketable equity securities held in other financial institutions	22	339	361
Interest-bearing deposits in banks	(56)	474	418
Total interest-earning assets	1,031	4,109	5,140
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	(4)	271	267
Time deposits	(249)	(366)	(615)
FHLB advances & other borrowings	650	(364)	286
Subordinated indebtedness	3	(13)	(10)
Total interest-bearing liabilities	400	(472)	(72)
Net interest income	$631	$4,581	$5,212
Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan losses, off-balance sheet commitments and security credit losses, is based on management's assessment of the adequacy of our allowance for credit losses ("ACL") for loans, securities, and our reserve for off-balance-sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of the life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance-sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.

We recorded a provision expense of $3.5 million for the quarter ended June 30, 2022, an increase of $9.1 million from provision benefit of $5.6 million for the three months ended June 30, 2021. The increase in credit loss provision is primarily due to an $834.2 million increase in total LHFI, excluding PPP and mortgage warehouse lines of credit, compared to June 30, 2021. Net charge-offs were $1.6 million during the quarter ended June 30, 2022, compared to $2.8 million during the three months ended June 30, 2021, while the allowance for loan credit losses to nonperforming LHFI was 448.16% at June 30, 2022, compared to 252.78% at June 30, 2021. While our credit metrics continue to improve, uncertainty remains due to risks related to continued inflation, market interest rate increases, labor pressures, continued global supply-chain disruptions, geopolitical risks, and economic recession concerns.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,
Noninterest income:	2022	2021	$ Change	% Change
Service charges and fees	$4,274	$3,739	$535	14.3%
Insurance commission and fee income	5,693	3,050	2,643	86.7
Mortgage banking revenue	2,354	2,765	(411)	(14.9)
Other fee income	638	623	15	2.4
Gains on sales of securities, net	—	5	(5)	(100.0)
Loss on sales and disposals of other assets, net	(279)	(42)	(237)	N/M
Limited partnership investment income	282	801	(519)	(64.8)
Swap fee income	1	24	(23)	(95.8)
Other income	1,253	1,473	(220)	(14.9)
Total noninterest income	$14,216	$12,438	$1,778	14.3
____________________________
N/M = Not meaningful.
Noninterest income for the three months ended June 30, 2022, increased by $1.8 million, or 14.3%, to $14.2 million, compared to $12.4 million for the three months ended June 30, 2021. The increase was largely driven by a $2.6 million and $535,000 increase in insurance commission and fee income and service charges and fees, respectively, which was partially offset by a decrease of $519,000 in limited partnership investment income.
Insurance commission and fee income. The increase in insurance commission and fee income during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to the insurance acquisitions that occurred on December 31, 2021. The acquisitions contributed $2.2 million to insurance commissions and fee income during the current quarter.
Service charges and fees. The $535,000 increase in service charges and fee income during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to increases of $208,000 and $159,000 in overdraft fee income and account analysis income, respectively.
Limited partnership investment income. The $519,000 decrease in limited partnership investment income during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to valuation increases as a result of investment performance in limited partnerships during the three months ended June 30, 2021, compared to lower valuation increases during the three months ended June 30, 2022.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,
Noninterest expense:	2022	2021	$ Change	% Change
Salaries and employee benefits	$27,319	$22,354	$4,965	22.2%
Occupancy and equipment, net	4,514	4,349	165	3.8
Data processing	2,641	2,313	328	14.2
Office and operations	2,163	1,498	665	44.4
Loan-related expenses	1,517	2,154	(637)	(29.6)
Professional services	918	836	82	9.8
Electronic banking	896	989	(93)	(9.4)
Advertising and marketing	859	748	111	14.8
Franchise tax expense	838	629	209	33.2
Regulatory assessments	802	544	258	47.4
Intangible asset amortization	525	222	303	136.5
Communications	252	514	(262)	(51.0)
Other expenses	906	682	224	32.8
Total noninterest expense	$44,150	$37,832	$6,318	16.7
Noninterest expense for the three months ended June 30, 2022, increased by $6.3 million, or 16.7%, to $44.2 million, compared to $37.8 million for the three months ended June 30, 2021, primarily due to increases of $5.0 million, $665,000 in salaries and employee benefits expenses and office and operations expense, respectively. The increase was partially offset by a decrease of $637,000 in loan-related expenses.
Salaries and employee benefits. The $5.0 million increase in salaries and employee benefits expenses was primarily due to an increase in full-time equivalent employees to 841 at June 30, 2022, from 760 at June 30, 2021, which contributed to a $2.3 million increase in bank salaries and benefits. The insurance acquisition at December 31, 2021, contributed 33 full-time equivalent employees at June 30, 2022, compared to June 30, 2021. Also contributing to the increase was the impact of cost of living adjustments and annual raises made on March 1, 2022. Additionally, incentive compensation increased $1.1 million due to loan production exceeding performance metrics.
Office and operations expense. The $665,000 increase in office and operations expense was primarily due to a seasonal increase in business development costs.
Loan-related expense. The $637,000 decrease in loan-related expense was primarily due to a decrease in loan-related legal fees, primarily due to our lower past due and nonperforming LHFI balances.
Income Tax Expense
For the three months ended June 30, 2022, we recognized income tax expense of $4.8 million, compared to $6.8 million for the three months ended June 30, 2021. The effective tax rate for the quarter ended June 30, 2022, was lower due to the other comprehensive income loss experienced during the current quarter and its impact on the calculation of state income taxes. The effective tax rate for the three months ended June 30, 2022, was 18.4%, compared to 19.6% for the three months ended June 30, 2021.
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

Our effective income tax rates have historically differed from the applicable U.S. statutory rates of 21% at June 30, 2022 and 2021, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and the income tax effects associated with stock-based compensation. These reoccurring tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021
Net Interest Income and Net Interest Margin
Net interest income for the six months ended June 30, 2022, was $112.0 million, an increase of $2.5 million compared to the six months ended June 30, 2021. The increase was primarily due to increases of $9.0 million, and $5.4 million in interest income earned on total real estate-based loans and total investment securities, respectively, and a decrease of $1.4 million in interest paid on time deposits. The increases in net interest income were partially offset by decreases of $8.6 million and $7.7 million in interest income and deferred fees earned on PPP loans and mortgage warehouse lines of credit, respectively.
The $9.0 million increase in interest income earned on total real estate-based loans was primarily driven by a $405.4 million increase in average real estate loan balances during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, which contributed $8.3 million of the total $9.0 million increase.
The $5.4 million increase in interest income earned on total investment securities was primarily due to a $759.6 million increase in the average balances of investments in taxable securities during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in average taxable investment security balances contributed $6.5 million to the interest income increase, which was partially offset by a $682,000 decrease due to a decline in the average yield earned on these securities. The primary driver of the increase in the average balance of taxable investment securities was higher liquidity due to a decline in PPP loan balances driven primarily by the Small Business Administration's ("SBA") forgiveness process and lower mortgage warehouse loan volume driven by higher interest rates. The average yield earned on investments in taxable securities was 1.63% for the current period, down from 1.72% for the six months ended June 30, 2021.
Interest expense paid on time deposits decreased to $1.3 million during the six months ended June 30, 2022, compared to $2.8 million during the six months ended June 30, 2021, primarily due to a decline in deposit interest rates between the comparable periods. The average rate paid on time deposits decreased to 0.51% for the six months ended June 30, 2022, down from 0.86% for the six months ended June 30, 2021, and contributed $904,000 to the total interest expense decrease on time deposits.
The decreases in interest income earned on PPP loans and mortgage warehouse lines of credit were caused primarily by decreases in average loan balances of $501.0 million and $455.7 million, respectively, as the outstanding balances of PPP loans continued to be forgiven by the SBA and higher interest rates had a negative impact on mortgage warehouse lines of credit balances.
The fully tax-equivalent net interest margin was 3.04% for the six months ended June 30, 2022, a 13 basis point decrease from the six months ended June 30, 2021. The yield earned on interest-earning assets for the six months ended June 30, 2022, was 3.33%, an 18 basis point decrease from 3.51% for the six months ended June 30, 2021. This decrease was partially offset by a five basis point decrease in interest rates paid on total interest-bearing liabilities. The margin compression we experienced since the six months ended June 30, 2021, was primarily caused by decreasing PPP and mortgage warehouse loan balances and increased average noninterest-bearing deposit balances, which caused a surge in liquidity and a shift in balance sheet allocations into lower-yielding investment securities.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,773,784	$36,074	4.10%	$1,443,931	$29,661	4.14%
Construction/land/land development	576,672	12,496	4.37	529,219	10,856	4.14
Residential real estate	937,005	19,266	4.15	908,884	18,362	4.07
PPP	42,471	3,121	14.82	543,481	11,691	4.34
Commercial and industrial excl. PPP	1,369,475	26,686	3.93	1,247,800	23,965	3.87
Mortgage warehouse lines of credit	434,381	8,441	3.92	890,127	16,123	3.65
Consumer	16,219	475	5.91	17,138	495	5.82
LHFI	5,150,007	106,559	4.17	5,580,580	111,153	4.02
Loans held for sale	35,208	610	3.50	77,936	1,186	3.07
Loans receivable	5,185,215	107,169	4.17	5,658,516	112,339	4.00
Investment securities-taxable	1,509,813	12,229	1.63	750,166	6,415	1.72
Investment securities-non-taxable	256,038	2,893	2.28	287,712	3,262	2.29
Non-marketable equity securities held in other financial institutions	48,144	824	3.45	53,575	464	1.75
Interest-bearing deposits in banks	510,635	956	0.38	307,810	295	0.19
Total interest-earning assets	7,509,845	124,071	3.33	7,057,779	122,775	3.51
Noninterest-earning assets(2)	484,860			371,199
Total assets	$7,994,705			$7,428,978

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,870,760	$4,636	0.24%	$3,644,626	$4,448	0.25%
Time deposits	519,097	1,319	0.51	643,887	2,758	0.86
Total interest-bearing deposits	4,389,857	5,955	0.27	4,288,513	7,206	0.34
FHLB advances & other borrowings	341,716	2,486	1.47	409,487	2,375	1.17
Subordinated indebtedness	157,486	3,624	4.64	157,249	3,663	4.70
Total interest-bearing liabilities	4,889,059	12,065	0.50	4,855,249	13,244	0.55
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,253,607			1,769,552
Other liabilities(2)	157,278			138,855
Total liabilities	7,299,944			6,763,656
Stockholders' Equity	694,761			665,322
Total liabilities and stockholders' equity	$7,994,705			$7,428,978
Net interest spread			2.83%			2.96%
Net interest income and margin		$112,006	3.01		$109,531	3.13
Net interest income and margin - (tax equivalent)(3)		$113,384	3.04		$111,007	3.17
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $39.8 million and $59.7 million for the six months ended June 30, 2022 and 2021, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 6 - Mortgage Banking in the notes to our consolidated financial statements.
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

	Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$6,776	$(363)	$6,413
Construction/land/land development	973	667	1,640
Residential real estate	568	336	904
PPP	(10,777)	2,207	(8,570)
Commercial and industrial excl. PPP	3,226	(505)	2,721
Mortgage warehouse lines of credit	(8,255)	573	(7,682)
Consumer	(27)	7	(20)
Loans held for sale	(650)	74	(576)
Loans receivable	(8,166)	2,996	(5,170)
Investment securities-taxable	6,496	(682)	5,814
Investment securities-non-taxable	(359)	(10)	(369)
Non-marketable equity securities held in other financial institutions	(47)	407	360
Interest-bearing deposits in banks	194	467	661
Total interest-earning assets	(1,882)	3,178	1,296
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	276	(88)	188
Time deposits	(535)	(904)	(1,439)
FHLB advances & other borrowings	(393)	504	111
Subordinated indebtedness	6	(45)	(39)
Total interest-bearing liabilities	(646)	(533)	(1,179)
Net interest income	$(1,236)	$3,711	$2,475

Provision for Credit Losses
We recorded a provision for credit loss expense of $3.1 million for the six months ended June 30, 2022, a $7.3 million increase from a provision net benefit of $4.2 million for the six months ended June 30, 2021. The increase in provision expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is primarily due to an $834.2 million increase in total LHFI, excluding PPP loans and mortgage warehouse lines of credit, between the comparable periods. Net charge-offs were $3.3 million during the six months ended June 30, 2022, compared to net charge-offs of $5.7 million during the six months ended June 30, 2021. Our allowance for loan credit losses was 1.14% of total LHFI at June 30, 2022, compared to 1.43% at June 30, 2021.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
Noninterest income:	2022	2021	$ Change	% Change
Service charges and fees	$8,272	$7,082	$1,190	16.8%
Insurance commission and fee income	12,149	6,821	5,328	78.1
Mortgage banking revenue	6,450	7,342	(892)	(12.1)
Other fee income	1,236	1,394	(158)	(11.3)
Gain on sales of securities, net	—	1,673	(1,673)	(100.0)
Loss on sales and disposals of other assets, net	(279)	(80)	(199)	N/M
Limited partnership investment (loss) income	(81)	2,573	(2,654)	(103.1)
Swap fee income	140	372	(232)	(62.4)
Other income	2,235	2,392	(157)	(6.6)
Total noninterest income	$30,122	$29,569	$553	1.9
____________________________
N/M = Not meaningful.
Noninterest income for the six months ended June 30, 2022, increased by $553,000, or 1.9%, to $30.1 million, compared to $29.6 million for the six months ended June 30, 2021, and was largely driven by increases of $5.3 million and $1.2 million in insurance commission and fee income and service charges and fees income, respectively. The increases were partially offset by decreases of $2.7 million, $1.7 million and $892,000 in limited partnership investment income, gain on sales of securities, net, and mortgage banking revenue, respectively.
Insurance commission and fee income. The $5.3 million increase in insurance commission and fee income was primarily driven by the acquisition of the remaining 62% in the Lincoln Agency and the acquisition of Pulley-White Insurance Agency, Inc, which significantly expanded the Company's insurance presence in the North Louisiana Market. The acquisitions contributed an additional $4.3 million to insurance commissions and fee income during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Service charges and fees. The $1.2 million increase in service charges and fees income was primarily driven by increases of $412,000, $327,000 and $254,000 in overdraft fee income, account analysis income and debit interchange fees due to increases in debit card transactions, respectively.
Limited partnership investment (loss) income. The $2.7 million decrease in the limited partnership investment income during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to valuation increases as a result of investment performance in limited partnership funds during the six months ended June 30, 2021, compared to valuation decreases during the six months ended June 30, 2022.
Gains on sales of securities, net. The $1.7 million decrease in gain on sales of securities, net, compared to the six months ended June 30, 2021, was the result of the movement out of positions in lower-yielding securities. We used the funds generated from the sale of the securities during the six months ended June 30, 2021, to prepay relatively high-cost FHLB advances.

Mortgage banking revenue. The $892,000 decrease in mortgage banking revenue compared to the six months ended June 30, 2021, was primarily due to a $5.9 million decrease in gain on sale of loans sold primarily due to a 49% reduction in the volume of loans sold. Increases in market interest rates offset the decline in the gain on the sale of loans and drove an increase of $4.6 million in mortgages held for sale, including origination of mortgage servicing rights and pipeline fair value adjustments for the comparable periods.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
Noninterest expense:	2022	2021	$ Change	% Change
Salaries and employee benefits	$53,807	$44,679	$9,128	20.4%
Occupancy and equipment, net	8,941	8,688	253	2.9
Data processing	5,127	4,486	641	14.3
Office and operations	3,723	2,952	771	26.1
Loan-related expenses	2,822	3,859	(1,037)	(26.9)
Professional services	2,549	1,809	740	40.9
Electronic banking	1,813	1,950	(137)	(7.0)
Advertising and marketing	1,730	1,428	302	21.1
Franchise tax expense	1,608	1,248	360	28.8
Regulatory assessments	1,428	1,714	(286)	(16.7)
Intangible asset amortization	1,062	456	606	132.9
Communications	533	929	(396)	(42.6)
Other expenses	1,781	3,070	(1,289)	(42.0)
Total noninterest expense	$86,924	$77,268	$9,656	12.5
Noninterest expense for the six months ended June 30, 2022, increased by $9.7 million, or 12.5%, to $86.9 million, compared to $77.3 million for the six months ended June 30, 2021. The increase was primarily due to increases of $9.1 million, $771,000, $740,000, $641,000 and $606,000 in salaries and employee benefits expenses, office and operations, professional services, data processing and intangible asset amortization expenses, respectively, which was partially offset by decreases of $1.3 million and $1.0 million in other noninterest expense and loan-related expenses, respectively.
Salaries and employee benefits. The $9.1 million increase in salaries and employee benefits expenses was primarily due to a $4.2 million increase in salaries and benefits driven by the addition of 81 new full-time equivalent employees ("FTE") for a total of 841 FTEs at June 30, 2022, from 760 at June 30, 2021, and annual salary increases and the cost of living adjustment made on March 1, 2022. In addition, incentive compensation increased $2.1 million primarily due to exceeding performance metrics during the six months ended June 30, 2022.
A breakout of the 81 new FTEs is as follows:

	Position/Department
	Insurance Acquisition	Commercial Lending (Texas Market)	Mortgage	Business Development	Other
New FTEs	33	10	8	2	28
Office and operations. The increase in office and operations expense was primarily due to increases in business development costs and credit card reward expenses.
Professional services. The increase in professional services was primarily due to $1.4 million in transaction costs during the six months ended June 30, 2022, directly related to the merger with BTH Holdings, offset by a $472,000 decrease driven by a legal fee recovery on a nonperforming loan.

Data processing. The increase in data processing expense was mainly due to increases of $255,000, $113,000 and $102,000 in operations systems, IT infrastructure software and compliance systems, respectively. Of these amounts, $228,000 was due to the BTH conversion/acquisition.
Intangible asset amortization. The increase in intangible asset amortization was due to an increase in intangible assets related to the insurance acquisitions that occurred on December 31, 2021.
Other noninterest expense. The decrease in other noninterest expense was due to prepayment fees of $1.6 million incurred related to the early termination of long-term FHLB advances due to the relatively high cost of the funding using the proceeds from the sale of underperforming investment securities during the six months ended June 30, 2021, with no similar transaction occurring during this year.
Loan-related expenses. The decrease in loan-related expenses was primarily driven by a decrease of $694,000 in the loan-related legal fees, primarily due to our lower past due and nonperforming LHFI balances.
Income Tax Expense
For the six months ended June 30, 2022, we recognized income tax expense of $10.1 million, compared to $12.8 million for the six months ended June 30, 2021. Our effective tax rate was 19.4% for both the six months ended June 30, 2022 and 2021.

Comparison of Financial Condition at June 30, 2022, and December 31, 2021
General
Total assets increased by $250.2 million, or 3.2%, to $8.11 billion at June 30, 2022, from $7.86 billion at December 31, 2021. The increase was primarily attributable to increases of $298.2 million and $280.3 million in total loans, net of allowance for loan loss and total securities, respectively, partially offset by a $381.7 million decrease in cash and cash equivalents for the comparable periods.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At June 30, 2022, 81.5% of the loan portfolio held for investment was comprised of commercial and industrial loans, including PPP loans, mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2022		December 31, 2021		2022 vs. 2021
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$1,909,054	34.5%	$1,693,512	32.4%	$215,542	12.7%
Construction/land/land development	635,556	11.5	530,083	10.1	105,473	19.9
Residential real estate	1,005,623	18.2	909,739	17.4	95,884	10.5
Total real estate	3,550,233	64.2	3,133,334	59.9	416,899	13.3
PPP	901	0.0	105,761	2.0	(104,860)	(99.1)
Commercial and industrial	1,429,338	25.9	1,348,474	25.8	80,864	6.0
Mortgage warehouse lines of credit	531,888	9.6	627,078	12.0	(95,190)	(15.2)
Consumer	15,733	0.3	16,684	0.3	(951)	(5.7)
Total LHFI	$5,528,093	100.0%	$5,231,331	100.0%	$296,762	5.7%

At June 30, 2022, total LHFI were $5.53 billion, an increase of $296.8 million, or 5.7%, compared to $5.23 billion at December 31, 2021. The increase was primarily driven by loan growth of $416.9 million and $80.9 million in real estate loans and commercial and industrial loans, respectively, partially offset by decreases of $104.9 million and $95.2 million in PPP loans and mortgage warehouse lines of credit, respectively, as the outstanding balances of PPP loans continued to be forgiven by the Small Business Administration ("SBA"), and mortgage warehouse lines of credit were impacted by higher interest rates. Total LHFI at June 30, 2022, excluding PPP and mortgage warehouse lines of credit, were $5.00 billion, reflecting an increase of $496.8 million, or 22.3% annualized increase, compared to December 31, 2021. Our lending focus is on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans. We currently do not plan to significantly alter the real estate concentrations within our loan portfolio.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2022. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

	June 30, 2022
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$246,769	$1,214,476	$429,209	$18,600	$1,909,054
Construction/land/land development	163,286	370,368	79,942	21,960	635,556
Residential real estate loans	69,901	426,514	63,870	445,338	1,005,623
Total real estate	479,956	2,011,358	573,021	485,898	3,550,233
Commercial and industrial loans	540,963	783,700	105,438	138	1,430,239
Mortgage warehouse lines of credit	531,888	—	—	—	531,888
Consumer loans	4,049	10,353	690	641	15,733
Total LHFI	$1,556,856	$2,805,411	$679,149	$486,677	$5,528,093

Amounts with fixed rates	$320,959	$1,618,707	$482,949	$60,158	$2,482,773
Amounts with variable rates	1,235,897	1,186,704	196,200	426,519	3,045,320
Total	$1,556,856	$2,805,411	$679,149	$486,677	$5,528,093
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale.
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions, and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on the contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when contractual payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.

We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers' financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
Significantly all credit metrics have improved; however, uncertainty remains due to risks related to rising inflation, market interest rate increases, labor pressures, continued global supply-chain disruptions, increased geopolitical risks and economic recession concerns.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
Nonperforming LHFI:	2022	2021
Commercial real estate	$224	$512
Construction/land/land development	373	338
Residential real estate	7,478	11,647
Commercial and industrial	5,930	12,306
Consumer	80	100
Total nonperforming LHFI	14,085	24,903
Nonperforming loans held for sale	2,461	1,754
Total nonperforming loans	16,546	26,657
Other real estate owned:
Commercial real estate, construction/land/land development	1,000	1,279
Residential real estate	806	180
Total other real estate owned	1,806	1,459
Other repossessed assets owned	203	401
Total repossessed assets owned	2,009	1,860
Total nonperforming assets	$18,555	$28,517
Troubled debt restructuring loans - nonaccrual	$4,579	$4,064
Troubled debt restructuring loans - accruing	4,043	2,763
Total LHFI	5,528,093	5,231,331
Ratio of nonperforming LHFI to total LHFI	0.25%	0.48%
Ratio of nonperforming assets to total assets	0.23	0.36
At June 30, 2022, total nonperforming LHFI decreased by $10.8 million, or 43.4%, from December 31, 2021, primarily due to lower nonperforming residential and commercial and industrial loan balances. Please see Note 4 - Loans to our consolidated financial statements contained in Item 8 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2022, is included in Note 4 - Loans to our consolidated financial statements contained in Item 1 of this report.

Allowance for Loan Credit Losses
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The Company applied a probability of default, loss given default loss methodology, to the loan pools at June 30, 2022. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
Significantly all credit metrics improved at June 30, 2022, compared to December 31, 2021. The allowance for loan credit losses to nonperforming LHFI increased to 448.16% at June 30, 2022, compared to 259.35% at December 31, 2021, driven primarily by the $10.8 million, or 43.4% reduction in the Company’s nonperforming LHFI. Past due loans to total LHFI declined to 0.13% at June 30, 2022, compared to 0.49% at December 31, 2021.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
Allowance for loan credit losses	2022	2021	2021
Balance at beginning of period	$64,586	$86,670	$86,670
Provision for loan credit losses	1,844	(3,864)	(10,798)
Charge-offs:
Commercial real estate	166	130	170
Residential real estate	75	58	78
Commercial and industrial	4,325	5,800	11,923
Consumer	28	49	63
Total charge-offs	4,594	6,037	12,234
Recoveries:
Commercial real estate	2	6	65
Residential real estate	92	17	117
Commercial and industrial	1,180	294	717
Consumer	13	18	49
Total recoveries	1,287	335	948
Net charge-offs	3,307	5,702	11,286
Balance at end of period	$63,123	$77,104	$64,586
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	448.16%	252.8%	259.35%
LHFI	1.14	1.43	1.23
Net charge-offs (annualized) as a percentage of:
Allowance for loan credit losses	10.56	14.91	17.47
Average LHFI	0.13	0.21	0.21
N/M = Not meaningful.

Securities
Our securities portfolio totaled $1.82 billion at June 30, 2022, representing an increase of $280.3 million, or 18.3%, from $1.53 billion at December 31, 2021. The overall increase in securities reflects a shift in balance sheet composition as liquidity surged primarily due to declines in PPP loan balances due to the SBA's forgiveness process and declines in mortgage warehouse line of credit loan balances driven by the increase in market interest rates. For additional information regarding our securities portfolio, please see Note 3 - Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
Deposits
Deposits are the primary funding source used to fund our loans, investments and operating needs. We offer a variety of products designed to attract and retain both consumer and commercial deposit customers. These products consist of noninterest and interest-bearing checking accounts, savings deposits, money market accounts and time deposits. Deposits are primarily gathered from individuals, partnerships and corporations in our market areas. We also obtain deposits from local municipalities and state agencies. Money market deposits declined by $356.1 million, or 16.2%, compared to December 31, 2021, and were the primary driver of the overall $267.5 million, or 4.1%, decline in total deposits. In order to manage deposit costs, we strategically released non-relationship, higher-rate deposits during the current period.
The following table presents our deposit mix at the dates indicated:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,214,919	35.2%	$2,163,507	32.9%	$51,412	2.4%
Interest-bearing demand	1,458,372	23.1	1,412,089	21.5	46,283	3.3
Money market	1,847,974	29.3	2,204,109	33.5	(356,135)	(16.2)
Time deposits	489,822	7.8	543,128	8.3	(53,306)	(9.8)
Savings	292,071	4.6	247,860	3.8	44,211	17.8
Total deposits	$6,303,158	100.0%	$6,570,693	100.0%	$(267,535)	(4.1)%
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
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,486,416	$1,694	0.23%	$1,466,924	$1,415	0.19%
Money market	2,119,254	2,859	0.27	1,952,697	2,956	0.31
Time deposits	519,097	1,319	0.51	643,887	2,758	0.86
Savings	265,090	83	0.06	225,005	77	0.07
Total interest-bearing	4,389,857	5,955	0.27	4,288,513	7,206	0.34
Noninterest-bearing demand	2,253,607	—		1,769,552	—
Total average deposits	$6,643,464	$5,955	0.18%	$6,058,065	$7,206	0.24%

Our average deposit balance was $6.64 billion for the six months ended June 30, 2022, an increase of $585.4 million, or 9.7%, from $6.06 billion for the six months ended June 30, 2021. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2022, was 0.27%, compared to 0.34% for the six months ended June 30, 2021. The decrease in the average cost of our deposits was primarily the result of the low interest rate environment recently experienced during the period prior to the start of 2022 and our strategic release of non-relationship, higher-rate deposits during the current period. The Federal Reserve lowered the federal funds target rate twice during March 2020, resulting in an aggregate 150 basis point decrease in the target rate, which did not change during the intervening period until the recent increases of 25 basis points in March of 2022, 50 basis points in May of 2022, and 75 basis points in June of 2022.
Average noninterest-bearing deposits at June 30, 2022, were $2.25 billion, compared to $1.77 billion at June 30, 2021, an increase of $484.1 million, or 27.4%, and represented 33.9% and 29.2% of average total deposits for the six months ended June 30, 2022 and 2021, respectively.

Borrowings
The table below shows FHLB advances by maturity and weighted average rate at June 30, 2022:

(Dollars in thousands)	Balance	Weighted Average Rate
Less than one year	$600,000	1.64%
One to three years	250,000	1.65
Three to five years	1,204	4.42
After five years	5,667	3.33
Total	$856,871	1.66%
At June 30, 2022, we were eligible to borrow an additional $709.7 million from the FHLB.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Available cash balances at the holding company (unconsolidated)	$28,267	$28,904
Cash and liquid securities as a percentage of total assets	18.0%	23.2%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2022, or December 31, 2021. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at June 30, 2022.
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
Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2022	$730,211
Net income	41,994
Other comprehensive income, net of tax	(121,708)
Dividends declared - common stock ($0.28 per share)	(6,683)
Other	2,559
Balance at June 30, 2022	$646,373
A decline of $121.7 million in accumulated other comprehensive (loss) income negatively impacted total stockholders' equity primarily due to the steepening of the short end of the yield curve during the year-to-date period ending June 30, 2022, and its impact on our investment portfolio; however, it did not impact regulatory capital.
Please see Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on the Company's stock buy-back program.

Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision" included in our 2021 Form 10-K, filed with the SEC. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2022, and December 31, 2021, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as "well capitalized," an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	June 30, 2022		December 31, 2021
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$719,041	10.81%	$681,039	11.20%
Tier 1 capital (to risk-weighted assets)	728,467	10.95	690,448	11.36
Total capital (to risk-weighted assets)	936,719	14.08	897,503	14.77
Tier 1 capital (to average total consolidated assets)	728,467	9.09	690,448	9.20

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$757,183	11.43%	$724,440	11.97%
Tier 1 capital (to risk-weighted assets)	757,183	11.43	724,440	11.97
Total capital (to risk-weighted assets)	886,705	13.39	852,825	14.09
Tier 1 capital (to average total consolidated assets)	757,183	9.47	724,440	9.66
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
We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. The average life of non-maturity deposit accounts is based on our balance retention rates using a vintage study methodology. The assumptions used are inherently uncertain, and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run various simulation models, including a static balance sheet and a dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a twelve-month and twenty-four-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run a non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 8.0% for a 100 basis point shift, 15.0% for a 200 basis point shift, 20.0% for a 300 basis point shift, and 25.0% for a 400 basis point shift. We are modeling outside of policy in most negative basis point rate scenarios, and we continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	June 30, 2022
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	19.6%	(6.1)%
+300	14.7	(5.2)
+200	9.7	(3.3)
+100	5.0	(1.5)
Base
-100	(9.1)	(2.5)
-200	(20.3)	(7.0)
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
Economic conditions and growth prospects are currently impacted by record inflation and recessionary concerns. Increasing interest rates and rising building costs have caused some slowing of the single family housing market. Furthermore, worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers.
Impact of Inflation
Our financial statements included herein have been prepared in accordance with U.S. GAAP. U.S. GAAP presently requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered.
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Market Risk
Regulators expect banks to transition away from the use of the London Interbank Offered Rate ("LIBOR") as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next twelve months, ahead of the FCA's announced cessation of the remaining LIBOR settings by June 30, 2023. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our annual report on Form 10-K for the year ended December 31, 2021, for further information.

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
Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2019, the Company's board of directors authorized a stock buyback program pursuant to which the Company may purchase up to $40 million of its outstanding common stock. The stock buyback program was approved for a period of 36 months and expired in June 2022 having repurchased at total of $28.0 million of outstanding common stock. In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
There were no stock repurchases during the quarter ended June 30, 2022.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

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

Origin Bancorp, Inc.

Date:	August 3, 2022	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 3, 2022	By:	/s/ Stephen H. Brolly
Stephen H. Brolly
Executive Vice President and Chief Financial Officer