Form 10-Q
period 2022-09-30
Origin Bancorp, Inc.
filed 2022-11-02
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 30,674,202 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 27, 2022.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2022

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
•natural disasters and adverse weather events (including hurricanes), acts of terrorism, an outbreak of hostilities, (including the impacts related to or resulting from Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments), regional or national protests and civil unrest (including any resulting branch closures or property damage), widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;
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
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in merger/acquisition transactions;
•the risks of mergers, acquisitions and divestitures, including our ability to continue to identify acquisition or merger targets and successfully acquire and integrate desirable financial institutions;
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
•potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings or enforcement actions;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and due from banks	$118,505	$133,334
Interest-bearing deposits in banks	181,965	572,284
Total cash and cash equivalents	300,470	705,618
Securities:
Available for sale	1,672,170	1,504,728
Held to maturity, net allowance for credit losses of $892 and $167 at September 30, 2022, and December 31, 2021, respectively (fair value of $11,770 and $25,117 at September 30, 2022, and December 31, 2021, respectively)	11,285	22,767
Securities carried at fair value through income	6,347	7,497
Total securities	1,689,802	1,534,992
Non-marketable equity securities held in other financial institutions	53,899	45,192
Loans held for sale ($33,494 and $37,032 at fair value at September 30, 2022, and December 31, 2021, respectively)	59,714	80,387
Loans, net of allowance for credit losses of $83,359 and $64,586 at September 30, 2022, and December 31, 2021, respectively	6,799,322	5,166,745
Premises and equipment, net	99,291	80,691
Mortgage servicing rights	21,654	16,220
Cash surrender value of bank-owned life insurance	38,885	38,352
Goodwill	136,793	34,368
Other intangible assets, net	52,384	16,962
Accrued interest receivable and other assets	210,425	141,758
Total assets	$9,462,639	$7,861,285
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,667,489	$2,163,507
Interest-bearing deposits	4,361,423	3,864,058
Time deposits	748,415	543,128
Total deposits	7,777,327	6,570,693
Federal Home Loan Bank ("FHLB") advances, repurchase obligations and other borrowings	450,456	309,801
Subordinated indebtedness, net	201,687	157,417
Accrued expenses and other liabilities	126,145	93,163
Total liabilities	8,555,615	7,131,074
Commitments and contingencies - See Note 15 - Commitments and Contingencies	—	—
Stockholders' equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,661,734 and 23,746,502 shares issued at September 30, 2022, and December 31, 2021, respectively)	153,309	118,733
Additional paid‑in capital	518,376	242,114
Retained earnings	410,572	363,635
Accumulated other comprehensive (loss) income	(175,233)	5,729
Total stockholders' equity	907,024	730,211
Total liabilities and stockholders' equity	$9,462,639	$7,861,285

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$79,803	$53,182	$186,972	$165,521
Investment securities-taxable	7,801	3,449	20,030	9,864
Investment securities-nontaxable	2,151	1,582	5,044	4,844
Interest and dividend income on assets held in other financial institutions	1,482	538	3,262	1,297
Total interest and dividend income	91,237	58,751	215,308	181,526
Interest expense
Interest-bearing deposits	7,734	3,255	13,689	10,461
FHLB advances and other borrowings	2,717	1,118	5,203	3,493
Subordinated indebtedness	2,263	1,837	5,887	5,500
Total interest expense	12,714	6,210	24,779	19,454
Net interest income	78,523	52,541	190,529	162,072
Provision for credit losses	16,942	(3,921)	20,067	(8,118)
Net interest income after provision for credit losses	61,581	56,462	170,462	170,190
Noninterest income
Service charges and fees	4,734	3,973	13,006	11,055
Insurance commission and fee income	5,666	3,451	17,815	10,272
Mortgage banking (loss) revenue	(929)	2,728	5,521	10,070
Other fee income	1,162	783	2,398	2,177
Gain on sales of securities, net	1,664	—	1,664	1,673
Gain (loss) on sales and disposals of other assets, net	70	(8)	(209)	(88)
Limited partnership investment income	112	3,078	31	5,651
Swap fee income	25	727	165	1,099
Other income	1,219	1,191	3,454	3,583
Total noninterest income	13,723	15,923	43,845	45,492
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Noninterest expense
Salaries and employee benefits	$31,834	$23,629	$85,632	$68,308
Occupancy and equipment, net	5,399	4,353	14,340	13,041
Data processing	2,689	2,329	7,588	6,815
Office and operations	2,121	1,598	5,843	4,550
Loan-related expenses	1,599	1,949	4,421	5,808
Professional services	1,188	912	2,668	2,721
Electronic banking	1,087	997	2,900	2,947
Advertising and marketing	1,196	863	2,926	2,291
Franchise tax expense	957	598	2,565	1,846
Regulatory assessments	877	664	2,305	2,378
Intangible asset amortization	1,872	194	2,934	650
Communications	279	359	812	1,288
Merger-related expense	3,614	—	4,992	—
Other expenses	1,529	720	3,239	3,790
Total noninterest expense	56,241	39,165	143,165	116,433
Income before income tax expense	19,063	33,220	71,142	99,249
Income tax expense	2,820	6,242	12,905	19,025
Net income	$16,243	$26,978	$58,237	$80,224
Basic earnings per common share	$0.57	$1.15	$2.31	$3.43
Diluted earnings per common share	0.57	1.14	2.30	3.40
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$16,243	$26,978	$58,237	$80,224
Other comprehensive (loss) income
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(73,757)	(8,990)	(228,605)	(16,211)
Net losses realized as a yield adjustment in interest on investment securities	(3)	(3)	(9)	(8)
Reclassification adjustment for net gain included in net income	(1,664)	—	(1,664)	(1,673)
Change in the net unrealized (loss) gain on investment securities, before tax	(75,424)	(8,993)	(230,278)	(17,892)
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(15,839)	(1,888)	(48,359)	(3,757)
Change in the net unrealized (loss) gain on investment securities, net of tax	(59,585)	(7,105)	(181,919)	(14,135)
Cash flow hedges:
Net unrealized gain (loss) arising during the period	438	26	1,167	301
Reclassification adjustment for (loss) included in net income	19	(53)	(45)	(152)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	419	79	1,212	453
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	88	16	255	95
Change in net unrealized position on cash flow hedges, net of tax	331	63	957	358
Other comprehensive loss, net of tax	(59,254)	(7,042)	(180,962)	(13,777)
Comprehensive (loss) income	$(43,011)	$19,936	$(122,725)	$66,447

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	25,513	—	25,513
Other comprehensive loss, net of tax	—	—	—	—	(13,464)	(13,464)
Recognition of stock compensation, net	20,140	100	661	—	—	761
Dividends declared - common stock ($0.10 per share)	—	—	—	(2,349)	—	(2,349)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at March 31, 2021	23,488,884	$117,444	$236,934	$289,792	$12,185	$656,355
Net income	—	—	—	27,733	—	27,733
Other comprehensive income, net of tax	—	—	—	—	6,729	6,729
Recognition of stock compensation, net	13,331	67	404	—	—	471
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,053)	—	(3,053)
Balance at June 30, 2021	23,502,215	$117,511	$237,338	$314,472	$18,914	$688,235
Net income	—	—	—	26,978	—	26,978
Other comprehensive loss, net of tax	—	—	—	—	(7,042)	(7,042)
Recognition of stock compensation, net	(6,157)	(31)	590	—	—	559
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,063)	—	(3,063)
Balance at September 30, 2021	23,496,058	$117,480	$237,928	$338,387	$11,872	$705,667

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	20,683	—	20,683
Other comprehensive loss, net of tax	—	—	—	—	(71,619)	(71,619)
Recognition of stock compensation, net	2,246	11	675	—	—	686
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,096)	—	(3,096)
Balance at March 31, 2022	23,748,748	$118,744	$242,789	$381,222	$(65,890)	$676,865
Net income	—	—	—	21,311	—	21,311
Other comprehensive loss, net of tax	—	—	—	—	(50,089)	(50,089)
Recognition of stock compensation, net	58,929	294	1,579	—	—	1,873
Dividends declared - common stock ($0.15 per share)	—	—	—	(3,587)	—	(3,587)
Balance at June 30, 2022	23,807,677	$119,038	$244,368	$398,946	$(115,979)	$646,373
Net income	—	—	—	16,243	—	16,243
Other comprehensive loss, net of tax	—	—	—	—	(59,254)	(59,254)
Recognition of stock compensation, net	59,147	296	1,639	—	—	1,935
Options assumed - BTH Merger	—	—	13,687	—	—	13,687
Stock issuance - BTH Merger	6,794,910	33,975	258,682	—	—	292,657
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,617)	—	(4,617)
Balance at September 30, 2022	30,661,734	$153,309	$518,376	$410,572	$(175,233)	$907,024

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2022	2021
Net income	$58,237	$80,224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,067	(8,118)
Depreciation and amortization	7,809	5,123
Net amortization on securities	7,079	5,376
Accretion of net premium/discount on purchased loans	(1,187)	—
Amortization of investments in tax credit funds	951	1,345
Gain on sale of securities, net	(1,664)	(1,673)
Deferred income tax expense	11,356	4,760
Stock-based compensation expense	2,548	1,644
Originations of mortgage loans held for sale	(224,093)	(386,298)
Proceeds from mortgage loans held for sale	222,638	448,747
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(6,403)	(14,296)
Mortgage servicing rights valuation adjustment	(2,409)	1,942
Net loss on disposals of premises and equipment	3	7
Increase in the cash surrender value of life insurance	(533)	(609)
Gain on equity securities without a readily determinable fair value	—	(19)
Net losses on sales and write-downs of other real estate owned	206	81
Other operating activities, net	(794)	6,437
Net cash provided by operating activities	93,811	144,673
Cash flows from investing activities:
Cash acquired in business combination	69,953	—
Purchases of securities available for sale	(557,151)	(599,586)
Maturities and pay downs of securities available for sale	118,189	105,163
Proceeds from sales and calls of securities available for sale	484,421	43,053
Purchase of securities held to maturity	(7,000)	—
Maturities, pay downs and calls of securities held to maturity	17,750	424
Pay downs of securities carried at fair value	275	265
Net (purchases) sales of non-marketable equity securities held in other financial institutions	(2,664)	17,600
Originations of mortgage warehouse loans	(7,638,507)	(12,825,009)
Proceeds from pay-offs of mortgage warehouse loans	7,846,760	13,195,671
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(609,608)	164,203
Return of capital and other distributions from limited partnership investments	6,657	—
Capital calls on limited partnership investments	(97)	(225)
Purchase of low-income housing tax credit investments	—	(383)
Purchases of premises and equipment	(5,636)	(3,475)
Proceeds from sales of premises and equipment	—	18
Proceeds from sales of other real estate owned	—	1,396
Net cash (used in) provided by investing activities	(276,658)	99,115
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from financing activities:	2022	2021
Net (decrease) increase in deposits	$(359,825)	$407,453
Repayments on long-term FHLB advances	(193)	(13,654)
Proceeds from short-term FHLB advances	5,960,000	5,726,000
Repayments on short-term FHLB advances	(5,810,000)	(6,376,000)
Net (decrease) in securities sold under agreements to repurchase	(2,151)	(3,272)
Dividends paid	(11,263)	(8,454)
Cash received from exercise of stock options	1,131	146
Common stock repurchased	—	(1,256)
Net cash used in financing activities	(222,301)	(269,037)
Net decrease in cash and cash equivalents	(405,148)	(25,249)
Cash and cash equivalents at beginning of period	705,618	377,214
Cash and cash equivalents at end of period	$300,470	$351,965

Interest paid	$21,123	$20,016
Income taxes paid	1,204	21,214
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	—	53,600
Real estate acquired in settlement of loans	665	3,889
Decrease in GNMA repurchase obligations	(17,134)	(8,530)
Recognition of operating right-of-use assets	14,009	4,325
Recognition of operating lease liabilities	14,213	4,825
Total assets acquired in BTH merger	1,840,340	—
Total liabilities assumed in BTH merger	1,635,196	—
Common stock issued in BTH merger as consideration	292,657	—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. At September 30, 2022, the Company had two wholly-owned bank subsidiaries, Origin Bank ("Origin"), and BTH Bank, N.A. ("BTH Bank"), collectively ("Banks") that provide a broad range of financial services to businesses, municipalities, high net worth individuals and retail clients. At September 30, 2022, the Company operated at 59 banking centers located in East Texas, Dallas/Fort Worth and Houston, Texas, North Louisiana and Mississippi. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Banks and Davison Insurance Agency, LLC, doing business as Lincoln Agency, LLC (the "Lincoln Agency"), Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency (the "Pulley-White"), Reeves, Coon and Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2021, but in the opinion of management, reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company's annual report on Form 10-K ("2021 Form 10-K") filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior period amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income (loss).
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates, that are particularly susceptible to change, include the allowance for credit losses for loans, off-balance sheet commitments and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Company's consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Acquisition Accounting and Acquired Loans.     The Company accounts for its mergers/acquisitions under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, the Company records a discount or premium and also an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had been previously delinquent two times 60 days. An allowance for credit losses is determined using the same methodology as other individually evaluated loans.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Non-PCD model utilizes data from the Banks in order to determine the probability of default and loss given default to be used in the calculation. The initial allowance for credit losses, determined on a collective basis, is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
Effect of Recently Adopted Accounting Standards
Accounting Standards Update ("ASU") No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the ASC in order to agree the Codification to the new SEC releases 33-10786 and 33-10835 (the "Releases"). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and U.S. GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance; however, the SEC release on which the ASU is based is effective for registrants with the first fiscal year ending after December 15, 2021, while Guide 3 will be rescinded effective January 1, 2023. Implementation of this ASU did not materially impact the Company's financial statement disclosures.
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

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net income	$16,243	$26,978	$58,237	$80,224
Denominator:
Weighted average common shares outstanding	28,298,984	23,429,705	25,263,681	23,413,794
Dilutive effect of stock-based awards	182,635	183,305	103,126	192,803
Weighted average diluted common shares outstanding	28,481,619	23,613,010	25,366,807	23,606,597

Basic earnings per common share (1)	$0.57	$1.15	$2.31	$3.43
Diluted earnings per common share (1)	0.57	1.14	2.30	3.40
________________________
(1)Due to the combined impact of the issuance of common stock shares due to the BTH merger on the quarterly average common shares outstanding calculation compared to the impact of the issuance of common stock shares due to the BTH merger on the year-to-date average common outstanding calculation, and the effect of rounding, the sum of the quarterly earnings per common share may not equal the year-to-date earnings per common share amount.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 - Business Combination
On August 1, 2022, the Company completed its previously announced merger with BT Holdings, Inc. (“BTH”), a Texas corporation and the registered bank holding company of BTH Bank, acquiring 100% of the voting equity interests. The Company issued 6,794,910 shares of its common stock, and all outstanding BTH common stock options were converted into options to purchase an aggregate of 611,676 shares of Origin common stock. Based on the closing price of the Company's common stock on July 29, 2022, of $43.07 per share, the aggregate consideration to be paid to holders of BTH common stock in connection with the merger is valued at approximately $307.8 million. Goodwill of $102.6 million was recorded as a result of the transaction. The merger added new markets for expansion and brings complementary businesses together to drive synergies and growth, which are the factors that gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.
Including the effects of the known purchase accounting adjustments, as of the merger date, Origin had approximately $9.84 billion in assets, $6.77 billion in loans and $7.99 billion in deposits on a consolidated basis. Origin Bank and BTH Bank, N.A. operated as separate banking subsidiaries of the Company until the merger of the banks, which Origin completed on October 7, 2022, concurrently with the data processing conversion. BTH formerly operated its banking business from 13 locations, primarily in east Texas, each of which now operates as a banking location of Origin Bank.
The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.
The Company has determined that the merger of the net assets of BTH constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following schedule is a preliminary breakdown of the assets acquired and liabilities assumed as of the merger date:

BT Holdings, Inc.
(Dollars in thousands)	As Recorded by Origin
Assets Acquired:
Cash and cash equivalents	$69,953
Investment securities	456,808
Loans acquired	1,239,625
Allowance for credit losses on loans	(5,527)
Loans receivable, net	1,234,098
Premises and equipment	17,825
Non-marketable equity securities held in other financial institutions	5,873
Core deposit intangible	38,356
Other assets	17,427
Total assets acquired	$1,840,340

Liabilities Assumed:
Noninterest-bearing deposits	$398,089
Interest-bearing deposits	865,864
Time deposits	302,506
Total deposits	1,566,459
Securities sold under agreements to repurchase	10,133
Subordinated indebtedness, net	44,074
Accrued expenses and other liabilities	14,530
Total liabilities assumed	1,635,196
Net assets acquired	205,144
Purchase price	307,784
Goodwill	$102,640
The Company’s operating results include the operating results of the acquired assets and assumed liabilities of BTH subsequent to the merger date.
Acquisition Accounting.     The following is a description of the methods used to determine the fair values of significant assets and liabilities acquired as part of a merger or acquisition. The Company elected to use the pushdown accounting method to record the merger.
Loans acquired – Fair values for PCD loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates except when a fair value of collateral approach was applied. The discount rates used for PCD loans were based on current market rates and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses, as that has been included in the estimated cash flows. Non-PCD loans were grouped together according to similar characteristics and were treated in the aggregate when applying valuation techniques. See Note 5 - Loans in these condensed notes to consolidated financial statements for more information related to loans acquired.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Loan Acquisition Accounting – The Company accounts for its acquisitions/mergers under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value for acquired loans at the time of acquisition or merger is based on a variety of factors, including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are PCD loans. The net premium or discount on PCD loans is adjusted by the Company’s allowance for credit losses recorded at the time of merger/acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the effective interest rate method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.
Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of the merger using the same methodology as other loans held for investment as discussed in Note 5 - Loans in these condensed notes to consolidated financial statements. The following table provides a summary of loans purchased with credit deterioration at the merger transaction date with BTH:

	August 1, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Unpaid principal balance	$10,731	$1,315	$2,880	$37,117	$—	$169	$52,212
PCD allowance for credit loss at merger	1	—	—	5,525	—	1	5,527
Non-credit related (premium)/discount	(277)	(92)	3	(77)	—	1	(442)
Fair value of PCD loans	$11,007	$1,407	$2,877	$31,669	$—	$167	$47,127
The following table presents unaudited pro-forma information as if the merger with BTH had occurred on January 1, 2021. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangible and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the merger are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired BTH at the beginning of fiscal year 2021. Cost savings are also not reflected in the unaudited pro-forma amounts.

	Actual	Pro-Forma for Nine Months Ended September 30,
		2022	2021

(Dollars in thousands except share and per share data)
Net interest income	$190,529	$243,932	$206,585
Noninterest income	43,845	49,425	48,406
Net income	58,237	76,286	87,064

Pro-forma earnings per share:
Basic	—	2.50	2.88
Diluted	—	2.48	2.85

Weighted average shares outstanding:	25,263,681	32,092,071	30,242,184
Basic	$2.31	$—	$—
Diluted	2.30	—	—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$450,305	$426	$(68,752)	$381,979	$—	$381,979
Corporate bonds	88,566	—	(6,131)	82,435	—	82,435
U.S. government and agency securities	267,682	4	(17,605)	250,081	—	250,081
Commercial mortgage-backed securities	120,461	—	(15,045)	105,416	—	105,416
Residential mortgage-backed securities	671,212	—	(86,590)	584,622	—	584,622
Commercial collateralized mortgage obligations	44,614	—	(5,810)	38,804	—	38,804
Residential collateralized mortgage obligations	175,446	—	(22,643)	152,803	—	152,803
Asset-backed securities	76,924	15	(909)	76,030	—	76,030
Total	$1,895,210	$445	$(223,485)	$1,672,170	$—	$1,672,170
Held to maturity:
State and municipal securities	$12,177	$84	$(491)	$11,770	$(892)	$11,285
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,347	$—	$6,347

December 31, 2021
Available for sale:
State and municipal securities	$394,046	$14,095	$(2,323)	$405,818	$—	$405,818
Corporate bonds	80,498	2,509	(273)	82,734	—	82,734
U.S. government and agency securities	98,892	2	(1,236)	97,658	—	97,658
Commercial mortgage-backed securities	65,691	—	(1,448)	64,243	—	64,243
Residential mortgage-backed securities	559,655	3,751	(5,605)	557,801	—	557,801
Commercial collateralized mortgage obligations	20,000	2	(330)	19,672	—	19,672
Residential collateralized mortgage obligations	196,691	460	(3,411)	193,740	—	193,740
Asset-backed securities	81,985	1,077	—	83,062	—	83,062
Total	$1,497,458	$21,896	$(14,626)	$1,504,728	$—	$1,504,728
Held to maturity:
State and municipal securities	$22,934	$2,183	$—	$25,117	$(167)	$22,767
Securities carried at fair value through income:
State and municipal securities(1)	$7,375	$—	$—	$7,497	$—	$7,497
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the balance sheet date as all changes in value have been recognized in the consolidated statements of income. See Note 6 - Fair Value of Financial Instruments for more information.
On August 1, 2022, the Company completed the merger with BT Holdings, Inc. As of the merger date, BTH had approximately $456.8 million in investments. The Company sold approximately $447.5 million of investments acquired from BTH during the three months ended September 30, 2022, and classified the remaining as available-for-sale at the merger date.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at September 30, 2022, and December 31, 2021, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$299,592	$(50,932)	$55,978	$(17,820)	$355,570	$(68,752)
Corporate bonds	65,696	(4,766)	10,635	(1,365)	76,331	(6,131)
U.S. government and agency securities	160,760	(9,021)	88,911	(8,584)	249,671	(17,605)
Commercial mortgage-backed securities	62,396	(6,376)	43,020	(8,669)	105,416	(15,045)
Residential mortgage-backed securities	289,454	(32,957)	295,168	(53,633)	584,622	(86,590)
Commercial collateralized mortgage obligations	29,824	(4,355)	8,980	(1,455)	38,804	(5,810)
Residential collateralized mortgage obligations	53,345	(3,941)	99,458	(18,702)	152,803	(22,643)
Asset-backed securities	70,227	(909)	—	—	70,227	(909)
Total	$1,031,294	$(113,257)	$602,150	$(110,228)	$1,633,444	$(223,485)
Held to maturity:
State and municipal securities	$6,509	$(491)	$—	$—	$6,509	$(491)

December 31, 2021
Available for sale:
State and municipal securities	$82,627	$(1,651)	$16,617	$(672)	$99,244	$(2,323)
Corporate bonds	13,299	(201)	2,928	(72)	16,227	(273)
U.S. government and agency securities	97,010	(1,234)	440	(2)	97,450	(1,236)
Commercial mortgage-backed securities	57,703	(1,167)	6,540	(281)	64,243	(1,448)
Residential mortgage-backed securities	409,382	(5,577)	1,693	(28)	411,075	(5,605)
Commercial collateralized mortgage obligations	14,568	(330)	—	—	14,568	(330)
Residential collateralized mortgage obligations	127,080	(2,623)	31,301	(788)	158,381	(3,411)
Total	$801,669	$(12,783)	$59,519	$(1,843)	$861,188	$(14,626)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
At September 30, 2022, the Company had 714 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2022
Balance at January 1, 2022	$167
Provision expense for credit loss for held to maturity securities	725
Balance at September 30, 2022	$892
Balance at January 1, 2021	$66
Provision expense for credit loss for held to maturity securities	(6)
Balance at September 30, 2021	$60
Accrued interest of $8.2 million and $6.0 million was not included in the calculation of the allowance at September 30, 2022 or 2021, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at September 30, 2022, or December 31, 2021.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Proceeds from sales/calls	$484,421	$43,053
Gross realized gains	3,766	1,705
Gross realized losses	(2,102)	(32)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2022, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$35,124	$34,381
Due after one year through five years	—	—	263,735	250,617
Due after five years through ten years	5,177	5,261	225,615	201,497
Due after ten years	7,000	6,509	282,079	228,000
Commercial mortgage-backed securities	—	—	120,461	105,416
Residential mortgage-backed securities	—	—	671,212	584,622
Commercial collateralized mortgage obligations	—	—	44,614	38,804
Residential collateralized mortgage obligations	—	—	175,446	152,803
Asset-backed securities	—	—	76,924	76,030
Total	$12,177	$11,770	$1,895,210	$1,672,170
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements for the period ends presented.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Carrying value of securities pledged to secure public deposits	$522,410	$331,651
Carrying value of securities pledged to repurchase agreements	7,155	10,312

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 5 - Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Loans held for sale	$59,714	$80,387
LHFI:
Loans secured by real estate:
Commercial real estate	$2,174,347	$1,693,512
Construction/land/land development	853,311	530,083
Residential real estate	1,399,182	909,739
Total real estate	4,426,840	3,133,334
Commercial and industrial	1,967,037	1,454,235
Mortgage warehouse lines of credit	460,573	627,078
Consumer	28,231	16,684
Total LHFI(1)	6,882,681	5,231,331
Less: Allowance for loan credit losses	83,359	64,586
LHFI, net	$6,799,322	$5,166,745
____________________________
(1)Includes purchase accounting adjustment and net deferred loan fees of $15.06 million at September 30, 2022, and net deferred loan fees of $9.6 million at December 31, 2021. There were no merger date loan fair value adjustments at December 31, 2021.
On August 1, 2022, the Company completed the merger with BTH. As of the merger date, BTH had approximately $1.24 billion in loans and the Company recorded a Day 1 fair value purchase accounting net discount of $5.0 million. As of September 30, 2022, the remaining purchase accounting net loan discount was $3.9 million.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following is a summary description of the Company's internal risk ratings:

• Pass (1-6)	Loans within this risk rating are further categorized as follows:
Minimal risk (1)	Well-collateralized by cash equivalent instruments held by the Banks.
Moderate risk (2)	Borrowers with excellent asset quality and liquidity. Borrowers' capitalization and liquidity exceed industry norms. Borrowers in this category have significant levels of liquid assets and have a low level of leverage.
Better than average risk (3)	Borrowers with strong financial strength and excellent liquidity that consistently demonstrate strong operating performance. Borrowers in this category generally have a sizable net worth that can be converted into liquid assets within 12 months.
Average risk (4)	Borrowers with sound credit quality and financial performance, including liquidity. Borrowers are supported by sufficient cash flow coverage generated through operations across the full business cycle.
Marginally acceptable risk (5)	Loans generally meet minimum requirements for an acceptable loan in accordance with lending policy, but possess one or more attributes that cause the overall risk profile to be higher than the majority of newly approved loans.
Watch (6)	A passing loan with one or more factors that identify a potential weakness in the overall ability of the borrower to repay the loan. These weaknesses are generally mitigated by other factors that reduce the risk of delinquency or loss.
• Special Mention (7)	This grade is intended to be temporary and includes borrowers whose credit quality has deteriorated and is at risk of further decline.
• Substandard (8)	This grade includes "Substandard" loans under regulatory guidelines. Substandard loans exhibit a well-defined weakness that jeopardizes debt repayment in accordance with contractual agreements, even though the loan may be performing. These obligations are characterized by the distinct possibility that a loss may be incurred if these weaknesses are not corrected and repayment may be dependent upon collateral liquidation or secondary source of repayment.
• Doubtful (9)	This grade includes "Doubtful" loans under regulatory guidelines. Such loans are placed on nonaccrual status and repayment may be dependent upon collateral with no readily determinable valuation or valuations that are highly subjective in nature. Repayment for these loans is considered improbable based on currently existing facts and circumstances.
• Loss (0)	This grade includes "Loss" loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. The Company held approximately $51.4 million in PCD loans, at September 30, 2022, as a result of the merger with BTH on August 1, 2022, and none at December 31, 2021.
Please see Note 1 - Significant Accounting Policies in these Condensed Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2022, excluding loans held for sale and loans accounted for at fair value. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$688,153	$536,014	$290,376	$228,144	$172,845	$144,173	$75,202	$2,134,907
Special mention	—	—	1,057	—	8,876	1,389	1,771	13,093
Classified	400	5,671	523	4,546	2,341	12,117	749	26,347
Total commercial real estate loans	$688,553	$541,685	$291,956	$232,690	$184,062	$157,679	$77,722	$2,174,347
Current period gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166
Current period gross recoveries	—	14	—	—	2	3	—	19
Current period net charge-offs (recoveries)	$—	$(14)	$—	$—	$(2)	$163	$—	$147

Construction/land/land development:
Pass	$324,178	$324,913	$62,866	$50,432	$28,112	$5,662	$52,049	$848,212
Special mention	—	—	—	—	—	—	2,339	2,339
Classified	185	132	276	150	164	1,711	142	2,760
Total construction/land/land development loans	$324,363	$325,045	$63,142	$50,582	$28,276	$7,373	$54,530	$853,311
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	200	—	—	200
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$(200)	$—	$—	$(200)

Residential real estate:
Pass	$439,992	$316,925	$272,635	$98,805	$50,841	$130,937	$75,921	$1,386,056
Special mention	—	2,000	395	—	—	—	—	2,395
Classified	555	937	96	1,414	1,046	6,239	444	10,731
Total residential real estate loans	$440,547	$319,862	$273,126	$100,219	$51,887	$137,176	$76,365	$1,399,182
Current period gross charge-offs	$—	$—	$—	$—	$—	$75	$—	$75
Current period gross recoveries	—	—	—	76	—	22	—	98
Current period net charge-offs (recoveries)	$—	$—	$—	$(76)	$—	$53	$—	$(23)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Commercial and industrial:
Pass	$342,274	$348,652	$88,435	$83,511	$44,822	$33,412	$979,834	$1,920,940
Special mention	8,273	1,208	—	—	192	—	7,003	16,676
Classified	3,310	9,860	118	1,306	1,277	2,750	10,800	29,421
Total commercial and industrial loans	$353,857	$359,720	$88,553	$84,817	$46,291	$36,162	$997,637	$1,967,037
Current period gross charge-offs	$—	$726	$—	$865	$337	$493	$3,522	$5,943
Current period gross recoveries	1	39	1	133	16	400	915	1,505
Current period net charge-offs (recoveries)	$(1)	$687	$(1)	$732	$321	$93	$2,607	$4,438

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$460,188	$460,188
Classified	—	—	—	—	—	—	385	385
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$460,573	$460,573
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$10,254	$5,211	$1,430	$918	$171	$61	$10,112	$28,157
Classified	—	20	—	8	—	—	46	74
Total consumer loans	$10,254	$5,231	$1,430	$926	$171	$61	$10,158	$28,231
Current period gross charge-offs	$—	$27	$6	$—	$1	$1	$3	$38
Current period gross recoveries	—	—	7	—	2	5	1	15
Current period net charge-offs (recoveries)	$—	$27	$(1)	$—	$(1)	$(4)	$2	$23
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	September 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$115	$158	$—	$273	$2,174,074	$2,174,347	$—
Construction/land/land development	37	—	89	126	853,185	853,311	—
Residential real estate	1,794	1,840	416	4,050	1,395,132	1,399,182	—
Total real estate	1,946	1,998	505	4,449	4,422,391	4,426,840	—
Commercial and industrial	2,364	79	3,863	6,306	1,960,731	1,967,037	—
Mortgage warehouse lines of credit	—	—	—	—	460,573	460,573	—
Consumer	91	18	2	111	28,120	28,231	—
Total LHFI	$4,401	$2,095	$4,370	$10,866	$6,871,815	$6,882,681	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$22	$—	$197	$219	$1,693,293	$1,693,512	$—
Construction/land/land development	—	129	52	181	529,902	530,083	—
Residential real estate	2,245	352	10,331	12,928	896,811	909,739	—
Total real estate	2,267	481	10,580	13,328	3,120,006	3,133,334	—
Commercial and industrial	77	1,172	10,927	12,176	1,442,059	1,454,235	—
Mortgage warehouse lines of credit	—	—	—	—	627,078	627,078	—
Consumer	90	—	21	111	16,573	16,684	—
Total LHFI	$2,434	$1,653	$21,528	$25,615	$5,205,716	$5,231,331	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
U.S. GAAP requires that a discount or premium, and also an allowance for credit losses be recorded on acquired loans. The Company completed the merger with BTH on August 1, 2022. As a result, the Company recorded $5.0 million in net loan discounts and a $5.5 million increase in the allowance for credit losses related to PCD loans. In addition, the Company recorded a Day 1 $14.9 million provision for loan credit losses on non-PCD loans required by the Current Expected Credit Losses ("CECL") guidance.
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $21.9 million and $16.3 million was not included in the book value for the purposes of calculating the allowance at September 30, 2022, and September 30, 2021, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,112	$4,707	$5,851	$35,477	$459	$517	$63,123
Allowance for loan credit losses - BTH merger	1	—	—	5,525	—	1	5,527
Charge-offs	—	—	—	1,618	—	10	1,628
Recoveries	17	200	6	325	—	2	550
Provision(1)(2)	1,901	2,159	1,898	9,349	97	383	15,787
Ending balance	$18,031	$7,066	$7,755	$49,058	$556	$893	$83,359
Average balance	$2,046,411	$760,682	$1,249,746	$1,816,912	$491,584	$24,137	$6,389,472
Net charge-offs to loan average balance(3)	—%	(0.10)%	—%	0.28%	—%	0.13%	0.07%

__________________________
(1)The $16.9 million provision for credit losses on the consolidated statements of income includes a $15.8 million provision for loan credit losses, a $1.2 million provision for off-balance sheet commitments and no provision for held to maturity securities credit losses for the three months ended September 30, 2022.
(2)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.
(3)Annualized.

	Three Months Ended September 30, 2021
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,282	$5,602	$9,059	$45,049	$560	$552	$77,104
Charge-offs	—	—	—	3,030	—	5	3,035
Recoveries	4	—	64	58	—	18	144
Provision(1)	(367)	(593)	(3,004)	(216)	(90)	4	(4,266)
Ending balance	$15,919	$5,009	$6,119	$41,861	$470	$569	$69,947
Average balance	$1,505,731	$527,881	$936,375	$1,492,375	$660,715	$16,222	$5,139,299
Net Charge-offs to Loan Average Balance(2)	—%	—%	(0.03)%	0.79%	—%	(0.32)%	0.22%

____________________________

(1)The $3.9 million provision for credit losses net benefit on the consolidated statements of income includes a $4.3 million net loan loss provision benefit, a $356,000 benefit for off-balance sheet commitments and a $11,000 provision benefit for held to maturity securities credit losses for the three months ended September 30, 2021.
(2)Annualized.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Allowance for loan credit losses - BTH merger	1	—	—	5,525	—	1	5,527
Charge-offs	166	—	75	5,943	—	38	6,222
Recoveries	19	200	98	1,505	—	15	1,837
Provision(1)	4,752	2,855	1,616	7,825	216	367	17,631
Ending Balance	$18,031	$7,066	$7,755	$49,058	$556	$893	$83,359
Average Balance	$1,865,658	$638,683	$1,042,397	$1,548,419	$453,658	$18,887	$5,567,702
Net Charge-offs to Loan Average Balance(2)	0.01%	(0.04)%	—%	0.38%	—%	0.16%	0.11%

_________________________

(1)The $20.1 million provision for credit losses on the consolidated statements of income includes a $17.6 million provision for loan losses, a $1.7 million provision for off-balance sheet commitments and a $725,000 provision for held to maturity securities credit losses for the nine months ended September 30, 2022.
(2)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.
(3)Annualized.

	Nine Months Ended September 30, 2021
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$15,430	$8,191	$9,418	$51,857	$856	$918	$86,670
Charge-offs	130	—	58	8,830	—	54	9,072
Recoveries	10	—	81	352	—	36	479
Provision(1)	609	(3,182)	(3,322)	(1,518)	(386)	(331)	(8,130)
Ending Balance	$15,919	$5,009	$6,119	$41,861	$470	$569	$69,947
Average Balance	$1,464,758	$528,768	$918,148	$1,690,551	$812,816	$16,829	$5,431,870
Net Charge-offs to Loan Average Balance(2)	0.01%	—%	—%	0.67%	—%	0.14%	0.21%

_________________________

(1)The $8.1 million provision for credit losses net benefit on the consolidated statements of income includes a $8.1 million provision for loan losses net benefit, a $19,000 benefit for off-balance sheet commitments and a $6,000 provision for held to maturity securities credit losses for the nine months ended September 30, 2021.
(2)Annualized

The increase in provision expense during the nine months ended September 30, 2022, is primarily due to the merger with BTH, completed on August 1, 2022, which required a Day 1 CECL loan provision of $14.9 million. The allowance for loan credit losses increased $13.4 million compared to September 30, 2021, primarily driven by a $16.6 million increase related to qualitative factor changes across the Company's risk pools for the nine months ended September 30, 2022, of which $11.8 million was due to the loans we acquired as a result of the BTH merger.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related Allowance for Credit Losses ("ACL") allocated to these loans.

	September 30, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$214	$206	$6,681	$—	$—	$—	$7,101
Accounts Receivable	—	—	—	2,574	385		2,959
Equipment	—	—	—	2,245	—	—	2,245
Total	$214	$206	$6,681	$4,819	$385	$—	$12,305
ACL Allocation	$—	$—	$—	$2,442	$—	$—	$2,442

	December 31, 2021
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$166	$—	$8,150	$—	$—	$—	$8,316
Accounts Receivable	—	—	—	7,783	—		7,783
Equipment	—	—	—	601	—	—	601
Total	$166	$—	$8,150	$8,384	$—	$—	$16,700
ACL Allocation	$—	$—	$19	$6,563	$—	$—	$6,582
Collateral-dependent loans consist primarily of residential real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. In the case of commercial and industrial loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial real estate	$381	$453	$431	$512
Construction/land/land development	109	52	366	338
Residential real estate	7,102	7,684	7,641	11,647
Total real estate	7,592	8,189	8,438	12,497
Commercial and industrial	1,772	58	5,134	12,306
Mortgage warehouse lines of credit	385	—	385	—
Consumer	—	—	74	100
Total nonaccrual loans	$9,749	$8,247	$14,031	$24,903
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At September 30, 2022 and December 31, 2021, the Company had no funding commitments for which the terms were modified in TDRs.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2022 and 2021, gross interest income, that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $799,000 and $1.4 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the nine months ended September 30, 2022 and 2021.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had $2.7 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at September 30, 2022, compared to $1.8 million at December 31, 2021.
Loans classified as TDRs, excluding the impact of forbearances granted due to COVID-19, were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
TDRs
Nonaccrual TDRs	$4,975	$4,064
Performing TDRs	3,318	2,763
Total	$8,293	$6,827

The tables below summarize loans classified as TDRs by loan and concession type during the dates indicated.

	Three Months Ended September 30, 2022
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	1	$35	$35	$—	$—	$35
Total	1	$35	$35	$—	$—	$35

	Three Months Ended September 30, 2021
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	1	$31	$27	$—	$—	$27
Commercial and industrial	1	100	100	—	—	100
Total	2	$131	$127	$—	$—	$127

	Nine Months Ended September 30, 2022
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate(1)	1	$214	$—	$—	$214	$214
Construction/land/land development	2	850	695	—	97	792
Residential real estate	2	3,732	35	3,629	—	3,664
Total real estate	5	4,796	730	3,629	311	4,670
Commercial and industrial(1)	1	5,494	—	—	358	358
Total	6	$10,290	$730	$3,629	$669	$5,028

________________________ (1) The Company acquired two TDR loans in connection with the BTH merger.

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

There were no loans that defaulted during the three or nine months ended September 30, 2022 or 2021, after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the three or nine months ended September 30, 2022, and September 30, 2021, did not significantly impact the Company's determination of the allowance for credit losses.
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
Level 3 - Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects the Company's own assumptions about the risk premiums that market participants would generally require and the assumptions they would use. These estimates can be inherently uncertain.
There were no transfers between fair value reporting levels for any period presented.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2022, and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2022 or 2021.

	September 30, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$324,777	$57,202	$381,979
Corporate bonds	—	76,435	6,000	82,435
U.S. treasury securities	112,706	—	—	112,706
U.S. government agency securities	—	137,375	—	137,375
Commercial mortgage-backed securities	—	105,416	—	105,416
Residential mortgage-backed securities	—	584,622	—	584,622
Commercial collateralized mortgage obligations	—	38,804	—	38,804
Residential collateralized mortgage obligations	—	152,803	—	152,803
Asset-backed securities	—	76,030	—	76,030
Securities available for sale	112,706	1,496,262	63,202	1,672,170
Securities carried at fair value through income	—	—	6,347	6,347
Loans held for sale	—	33,494	—	33,494
Mortgage servicing rights	—	—	21,654	21,654
Other assets - derivatives	—	26,883	—	26,883
Total recurring fair value measurements - assets	$112,706	$1,556,639	$91,203	$1,760,548

Other liabilities - derivatives	$—	$(25,215)	$—	$(25,215)
Total recurring fair value measurements - liabilities	$—	$(25,215)	$—	$(25,215)

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$364,357	$41,461	$405,818
Corporate bonds	—	82,734	—	82,734
U.S. treasury securities	92,245	—	—	92,245
U.S. government agency securities	—	5,413	—	5,413
Commercial mortgage-backed securities	—	64,243	—	64,243
Residential mortgage-backed securities	—	557,801	—	557,801
Commercial collateralized mortgage obligations	—	19,672	—	19,672
Residential collateralized mortgage obligations	—	193,740	—	193,740
Asset-backed securities	—	83,062	—	83,062
Securities available for sale	92,245	1,371,022	41,461	1,504,728
Securities carried at fair value through income	—	—	7,497	7,497
Loans held for sale	—	37,032	—	37,032
Mortgage servicing rights	—	—	16,220	16,220
Other assets - derivatives	—	11,459	—	11,459
Total recurring fair value measurements - assets	$92,245	$1,419,513	$65,178	$1,576,936

Other liabilities - derivatives	$—	$(11,494)	$—	$(11,494)
Total recurring fair value measurements - liabilities	$—	$(11,494)	$—	$(11,494)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022 and 2021, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2022	$16,220	$41,461	$7,497
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	2,409	—	—
Other noninterest income	—	—	(875)
Loss recognized in AOCI	—	(5,048)	—
Purchases, issuances, sales and settlements:
Originations	1,926	—	—
Purchases	—	25,112	—
Acquired in BTH merger	1,099	5,000	—
Settlements	—	(3,323)	(275)
Balance at September 30, 2022	$21,654	$63,202	$6,347

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(1,942)	—	—
Other noninterest income	(251)	—	—	(413)
Loss recognized in AOCI	—	—	(746)	—
Purchases, issuances, sales and settlements:
Originations	—	4,282	—	—
Purchases	—	—	1,000	—
Settlements	(16,760)	—	(2,220)	(265)
Balance at September 30, 2021	$—	$16,000	$42,099	$10,876
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	September 30, 2022		December 31, 2021
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	5.47% - 10.32%	5.66%	9.10% - 36.51%	15.63%
Discount rates	9.59 - 12.59	10.36	8.89 - 10.39	9.32
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
In recent years, there have been significant market-driven fluctuations in the assumptions listed above. Loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. The increase in rates since the year ended December 31, 2021, has caused a decrease in our weighted average prepayment speed and an increase in our discount rate assumptions used in the MSR valuation. These fluctuations can be rapid and may continue to be significant. Therefore, estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment. Based upon broker estimate, the Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the quarter ended September 30, 2022.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2022, and December 31, 2021, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	September 30, 2022
(Dollars in thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale(1)	$33,494	$33,276	$218
Securities carried at fair value through income	6,347	7,100	(753)
Total	$39,841	$40,376	$(535)
____________________________
(1)$2.7 million of loans held for sale were designated as nonaccrual or 90 days or more past due at September 30, 2022. Of this balance, $2.2 million was guaranteed by U.S. Government agencies.

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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statement of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2022	2021	2022	2021
Mortgage banking revenue (loans held for sale)	$(309)	$(791)	$(741)	$(5,094)
Other income:
Loans at fair value held for investment	—	(126)	—	(251)
Securities carried at fair value through income	(282)	(97)	(875)	(413)
Total impact on other income	(282)	(223)	(875)	(664)
Total fair value option impact on noninterest income (1)	$(591)	$(1,014)	$(1,616)	$(5,758)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 8 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both September 30, 2022, and December 31, 2021. The Company believes the fair value approximates an exit price.
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
Equity securities without readily determinable fair values totaled $53.9 million and $45.2 million at September 30, 2022, and December 31, 2021, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Government National Mortgage Association Repurchase Asset
The Company recorded $26.2 million and $43.4 million, respectively, at September 30, 2022, and December 31, 2021, for Government National Mortgage Association ("GNMA") repurchase assets included in loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Please see Note 8 - Mortgage Banking for more information on the GNMA repurchase asset.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $25.9 million and $4.8 million at September 30, 2022, and December 31, 2021, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $1.8 million at September 30, 2022, and December 31, 2021. At September 30, 2022, the Company had $10,000 in principal amount of residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2022		December 31, 2021
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$300,470	$300,470	$705,618	$705,618
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	53,899	53,899	45,192	45,192
Accrued interest and loan fees receivable	31,818	31,818	23,402	23,402
Level 3 inputs:
Securities held to maturity	11,285	11,770	22,767	25,117
LHFI, net	6,799,322	6,827,527	5,166,745	5,133,257
Financial liabilities:
Level 2 inputs:
Deposits	7,777,327	7,756,469	6,570,693	6,572,215
FHLB advances and other borrowings	450,456	377,809	309,801	305,374
Subordinated indebtedness	201,687	191,898	157,417	156,629
Accrued interest payable	6,380	6,380	2,696	2,696
Note 7 - Goodwill and Other Intangible Assets
During the three months ended September 30, 2022, the Company recorded goodwill totaling $102.6 million and other intangible assets totaling $38.4 million in connection with the merger with BTH. During 2021, the Company recorded goodwill totaling $7.6 million and other intangible assets totaling $14.1 million in connection with the acquisitions of the Lincoln Agency and Pulley-White.
The components of the Company's goodwill and other intangible assets are as follows:

(Dollars in thousands) September 30, 2022	Beginning Balance	Mergers For the Nine Months Ended September 30, 2022	Accumulated Amortization	Net at September 30, 2022
Goodwill(1)	$34,153	$102,640	$—	$136,793
Other intangible assets:
Core deposit intangibles	$1,260	$38,356	$(2,626)	$36,990
Relationship based intangibles	19,650	—	(5,570)	14,080
Tradename	818	—	(68)	750
Non-compete	903	—	(339)	564
Total	$22,631	$38,356	$(8,603)	$52,384
___________________________
(1)An immaterial downward adjustment of $215,000 to the preliminary goodwill estimate was recorded in conjunction with the accounting of the acquisitions of the Lincoln Agency and Pulley-White subsequent to December 31, 2021.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

(Dollars in thousands) December 31, 2021	Beginning Balance	Acquisitions for the Year Ended December 31, 2021	Accumulated Amortization	Net At December 31, 2021
Goodwill	$26,741	$7,627	$—	$34,368
Other intangible assets:
Core deposit intangibles	$1,260	$—	$(1,248)	$12
Relationship based intangibles	7,304	12,346	(4,421)	15,229
Tradename	186	818	(186)	818
Non-compete	—	903	—	903
Total	$8,750	$14,067	$(5,855)	$16,962
Amortization expense on other intangible assets totaled $2,934,000 and $650,000 for the nine months ended September 30, 2022 and 2021, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.
Estimated future amortization expense for intangible assets remaining at September 30, 2022 was as follows:

(Dollars in thousands) Years Ended December 31,
Remaining 4Q 2022 amortization	$2,555
2023	9,500
2024	7,676
2025	6,383
2026	5,335
Thereafter	20,935
Total	$52,384
Estimated future amortization expense for intangible assets remaining at December 31, 2021 was as follows:

(Dollars in thousands) Years Ended December 31,
2022	$2,072
2023	1,971
2024	1,610
2025	1,467
2026	1,327
Thereafter	8,515
Total	$16,962

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 8 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2022	2021	2022	2021
Origination	$207	$349	$641	$1,101
Gain (loss) on sale of loans held for sale	636	1,984	4,477	10,014
Originations of MSRs	462	1,089	1,926	4,282
Servicing	1,446	1,501	4,306	4,537
Total gross mortgage revenue	2,751	4,923	11,350	19,934
MSR valuation adjustments, net(1)	(2,034)	(1,170)	2,409	(1,942)
Mortgage HFS and pipeline fair value adjustment	(410)	(1,046)	(971)	(6,201)
MSR hedge impact	(1,236)	21	(7,267)	(1,721)
Mortgage banking revenue (loss)	$(929)	$2,728	$5,521	$10,070
______________________________ (1)Based upon broker estimate, the Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the quarter ended September 30, 2022.
Management uses mortgage-backed securities to mitigate the impact of changes in fair value of MSRs. See Note 11 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$22,127	$16,081	$16,220	$13,660
Servicing acquired in BTH merger	1,099	—	1,099	—
Addition of servicing rights	462	1,089	1,926	4,282
Valuation adjustment, net of amortization(1)	(2,034)	(1,170)	2,409	(1,942)
Balance at end of period	$21,654	$16,000	$21,654	$16,000
______________________________ (1)Based upon broker estimate, the Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the quarter ended September 30, 2022.
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
At September 30, 2022, and December 31, 2021, the reserve for mortgage loan servicing putback expenses totaled $260,000 and $379,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the balance sheet as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $26.2 million and $43.4 million at September 30, 2022, and December 31, 2021, respectively, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
Note 9 - Deposits
Deposit balances are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$2,667,489	$2,163,507
Money market	2,433,086	2,204,109
Interest bearing demand	1,617,239	1,412,089
Time deposits	748,415	543,128
Savings	311,098	247,860
Total	$7,777,327	$6,570,693
Municipal deposits totaled $667.9 million and $814.8 million at the nine months ended September 30, 2022, and year ended December 31, 2021, respectively.
Included in time deposits at September 30, 2022, and December 31, 2021, are $287.3 million and $222.7 million, respectively, of time deposits in denominations of $250,000 or more.
Note 10 - Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Repurchase agreements with depositors	$17,430	$9,447
Short-term FHLB advances	150,000	—
GNMA repurchase liability	26,220	43,355
Long-term FHLB advances	256,806	256,999
Total FHLB advances and other borrowings	$450,456	$309,801
Subordinated indebtedness, net	$201,687	$157,417
In conjunction with the BTH merger, the Company assumed certain repurchase agreements with former BTH depositors that included the sale and repurchase of BTH investment securities of at least equal to the daily balance of the BTH depositor's account, subject to maximum limitations. These agreements totaled $9.1 million at September 30, 2022.
The Company's repurchase agreements with depositors include the sale and repurchase of investment securities and mature on a daily basis or were securitized with a letter of credit from the Federal Home Loan Bank. The total repurchase agreements with depositors carried a daily average interest rate of 0.14% for the nine months ended September 30, 2022, and 0.08% for the year ended December 31, 2021.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
As detailed in the table below and included in subordinated indebtedness, net in the table above, on August 1, 2022, the Company assumed $37.6 million of subordinated promissory notes ("Notes") from BTH.

Debt Security	Issue Year	Interest Rate	Outstanding Amount
(Dollars in thousands)
Floating rate subordinated promissory notes due June 2025	2015	Prime +175 bps Min: 3.875% Max: 6.375%	$5,500
Floating rate subordinated promissory notes due December 2023	2016	Prime +125 bps Min: 3.875% Max: 6.375%	3,000
Floating rate subordinated promissory notes due December 2026	2016	Prime +175 bps Min: 3.875% Max: 6.375%	6,750
Floating rate subordinated promissory notes due December 2024	2017	Prime +125 bps Min: 3.875% Max: 6.375%	11,100
Floating rate subordinated promissory notes due December 2027	2017	Prime +175 bps Min: 3.875% Max: 6.375%	5,200
Floating rate subordinated promissory notes due December 2025	2018	Prime +50 bps Min: 3.875% Max: 6.125%	3,200
Floating rate subordinated promissory notes due December 2028	2018	Prime +75 bps Min: 3.875% Max: 6.125%	1,900
Fixed to floating rate subordinated promissory notes due June 2031	2021	Through 6/30/26: 4.00% After 6/30/26: Prime +75 bps Min: 3.875% Max: 6.125%	1,000
Fair value adjustment at merger			(52)
Total assumed subordinated notes			37,598
Legacy subordinated indebtedness			147,843
Total subordinated indebtedness			$185,441
The Notes are intended to qualify for Tier 2 capital treatment and are substantively identical in terms and conditions, including priority, except for the maturity dates and interest rates payable on the Company's legacy subordinated notes. Interest is payable on the Notes quarterly, and the principal amount of each Note is payable at maturity. After the five-year anniversary of issuance, the Company can redeem the Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. In addition, the Notes can be redeemed at any time without penalty, upon not less than ten days’ notice, in the event that (i) the Notes no longer qualify as Tier 2 capital as a result of any amendment or change in interpretation or application of laws or regulation that becomes effective after the date of issuance of the Notes, or (ii) a tax event, or (iii) investment company act event, as defined in the Notes. The Notes are unsecured and rank senior to the Company’s common stock, any preferred stock that may be issued, and the BTH TruPS (defined above).
On August 1, 2022, the Company assumed BTH's obligations with respect to $7.2 million in aggregate principal amount of junior subordinated debentures issued to a statutory trust of BTH ("BTH TruPS"). The BTH TruPS and the Company's two other wholly-owned, unconsolidated subsidiary grantor trusts were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "debentures") of the Company. The debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures and can be currently redeemed by the Company in whole or in part at a redemption price equal to 100% of the outstanding principal amount of the debentures, plus any accrued but unpaid interest to the redemption date. The trust preferred securities qualify as Tier 1 capital of the Company for regulatory purposes, subject to certain limitations.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table is a summary of the terms of the current junior subordinated debentures at September 30, 2022:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	6.08%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	5.09	16.00
BT Holdings Trust I	05/2007	09/2037	7,217	Variable (3)	3.27	N/A
Par amount			18,043
Unamortized original issue discount			(1,065)
Unamortized purchase accounting discount			(732)
Total junior subordinated debt at September 30, 2022			$16,246
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on July 28, 2022.
(2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on September 13, 2022.
(3)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.64% with the last reprice date on July 21, 2022.
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
Cash Flow Hedges of Interest Rate Risk
The Company is a party to an interest rate swap agreement under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instrument represented by this swap agreement is designated as a cash flow hedge of the Company's forecasted variable cash flows under a variable-rate term borrowing agreement. During the term of the swap agreement, the effective portion of changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings. The entire swap fair value will be reclassified into earnings before the expiration date of the swap agreement.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Balance Sheet
The following tables disclose the fair value of derivative instruments in the Company's balance sheets at September 30, 2022, and December 31, 2021, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the nine months ended September 30, 2022 and 2021. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statement of cash flows.

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate swaps included in other assets	$10,500	$21,000	$1,108	$(103)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$303,773	$315,188	$24,962	$10,417
Interest rate swaps included in other liabilities	291,986	327,510	(24,656)	(10,762)
Risk participation derivatives included in accrued expenses and other liabilities on the consolidated balance sheets	63,374	63,374	—	(2)
Forward commitments to purchase mortgage-backed securities included in other liabilities	10,000	80,000	(559)	(627)
Forward commitments to sell residential mortgage loans included in other assets	22,800	52,000	576	1
Interest rate-lock commitments on residential mortgage loans included in other assets	24,289	36,694	237	1,041
	$716,222	$874,766	$560	$68
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
The weighted-average rates paid and received for interest rate swaps at September 30, 2022, were as follows:

	Weighted-Average Interest Rate
Interest rate swaps:	Paid	Received
Cash flow hedges	4.48%	4.71%
Non-hedging interest rate swaps - financial institution counterparties	4.26	4.72
Non-hedging interest rate swaps - customer counterparties	4.72	4.26
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2022	2021	2022	2021
Amount of loss recognized in mortgage banking revenue (1)	$(1,317)	$(984)	$(3,537)	$(2,471)
Amount of gain recognized in other non-interest income	210	75	652	409
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
At September 30, 2022, and December 31, 2021, the Company had cash collateral on deposit with swap counterparties totaling $7.6 million and $16.5 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 12 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), dividend equivalent rights, performance stock units ("PSU") or any combination thereof. At September 30, 2022, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 458,242 shares.
Additionally, in April 2021, an employee stock purchase plan ("ESPP") was approved by the Company's stockholders and qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company's common stock by employees pursuant to the terms of the ESPP, and the total number of shares available for issuance at September 30, 2022, was 973,911. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company's common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the fair value of the rights on the grant date, adjusted for forfeitures and certain modifications.
Under the ESPP, employees purchased 26,089 shares during the nine months ended September 30, 2022, and no shares of common stock were issued pursuant to the ESPP during the nine months ended September 30, 2021.
In February 2022, the Compensation Committee ("Committee") approved and the Company granted PSUs to select officers and employees under the 2012 Plan. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant's continuous service with the Company through the third anniversary of the date of the grant. The performance period is the three-year period commencing on January 1, 2022, and ending on December 31, 2024, ("Performance Period").
Share-based compensation cost charged to income for the three and nine months ended September 30, 2022 and 2021, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
RSA & RSU	$753	$477	$2,030	$1,535
PSU	134	—	283	—
ESPP	83	82	235	109
Total stock compensation expense	$970	$559	$2,548	$1,644
Related tax benefits recognized in net income	$204	$117	$535	$345
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company's PSU awards are three-year cliff-vested awards, with each unit divided into two categories ("ROAA Unit Group" and "ROAE Unit Group"), composed of an equivalent number of initial PSUs which do not reflect potential increases or decreases resulting from the final performance results determined at the end of the three-year period. The ROAA Unit Group is based upon the Company's Performance Period Return on Average Assets performance, and the ROAE Unit Group is based upon the Company's Performance Period Return on Average Equity performance. The PSUs are initially valued utilizing the fair value of the Company's stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company's Performance Period ROAA or ROAE to the Company's targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company's period end stock price. Forfeitures are recognized as they occur.
The following table summarizes the Company's award activity:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSA shares, January 1,	48,048	$35.27	103,359	$31.51
Granted RSA	12,840	37.39	13,460	42.26
Vested RSA	(22,682)	35.73	(55,827)	29.90
Forfeited RSA	—	—	(946)	24.69
Nonvested RSA shares, September 30,	38,206	35.71	60,046	35.52

Nonvested RSU, January 1,	73,977	$40.64	—	$—
Granted RSU	87,795	43.09	70,573	40.40
Vested RSU	(23,260)	40.40
Forfeited RSU	(1,841)	43.48	—	—
Nonvested RSU, September 30,	136,671	42.21	70,573	40.40

Nonvested PSU, January 1	—	$—	—	$—
Granted PSU	27,632	40.85	—	—
Nonvested PSU, September 30,	27,632	40.85	—	—
At September 30, 2022, there was $778,000, $5.2 million and $1.1 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.9, 2.7 and 2.4 years for RSA, RSU and PSU shares, respectively.
Stock Option Grants
The Company has previously issued common stock options to select officers and employees primarily through individual agreements. The exercise price of each option varies by agreement and is based on the fair value of the stock at the date of the grant. No outstanding stock option has a term that exceeds twenty years, and all of the outstanding options are fully vested. The Company recognized compensation cost for stock option grants over the required service period based upon the grant date fair value, which is established using a Black-Scholes valuation model. The Black-Scholes valuation model uses assumptions of risk-free interest rate, expected term of stock options, expected stock price volatility and expected dividends. Forfeitures are recognized as they occur.
In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company's common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. BTH converted options have no expiration dates past August 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company's stock options and changes during the nine months ended September 30, 2022 and 2021.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
BTH options converted to OBNK options	611,676	28.62	—	—
Exercised	(60,687)	19.67	—	—
Expired	(331)	37.01	—	—
Outstanding and exercisable at September 30, 2022	589,858	28.35	4.96	5,971

Nine Months Ended September 30, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(14,800)	9.89	—	—
Outstanding and exercisable at September 30, 2021	209,200	10.93	4.55	6,574
Note 13 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Gain (Loss) on AFS Securities	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(181,919)	957	(180,962)
Balance at September 30, 2022	$(176,110)	$877	$(175,233)

Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(14,135)	358	(13,777)
Balance at September 30, 2021	$12,071	$(199)	$11,872
Note 14 - Capital and Regulatory Matters
The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
As of September 30, 2022, and December 31, 2021, BTH Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the community bank leverage ratio ("CBLR") framework. The CBLR removes the requirement for qualifying banking organizations to calculate and report risk-based capital and only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that BTH Bank maintains a leverage ratio of no less than 8%. At September 30, 2022, and December 31, 2021, BTH Bank met the CBLR minimum Tier 1 to average assets ratio. Effective October 7, 2022, BTH Bank was merged into Origin Bank and will cease to exist as a stand-alone entity.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Origin to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at September 30, 2022, and December 31, 2021, that the Company and the Origin met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2022, and December 31, 2021, Origin's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Origin must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL's initial impact on our regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company's regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $5.7 million and $7.6 million at September 30, 2022, and December 31, 2021, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Origin at September 30, 2022, and December 31, 2021, are presented in the following table:

(Dollars in thousands) September 30, 2022	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$863,460	10.51%	$574,901	7.00%	N/A	N/A
Origin Bank	741,750	10.89	476,813	7.00	$442,754	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	878,946	10.70	698,098	8.50	N/A	N/A
Origin Bank	741,750	10.89	578,987	8.50	544,929	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,148,290	13.98	862,351	10.50	N/A	N/A
Origin Bank	872,900	12.81	715,492	10.50	681,421	10.00
Leverage Ratio
Origin Bancorp, Inc.	878,946	9.63	365,034	4.00	N/A	N/A
Origin Bank	741,750	9.15	324,276	4.00	405,346	5.00
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	681,039	11.20	425,475	7.00	N/A	N/A
Origin Bank	724,440	11.97	423,819	7.00	393,546	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	690,448	11.36	516,648	8.50	N/A	N/A
Origin Bank	724,440	11.97	514,637	8.50	484,365	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	897,503	14.77	638,212	10.50	N/A	N/A
Origin Bank	852,825	14.09	635,727	10.50	605,454	10.00
Leverage Ratio
Origin Bancorp, Inc.	690,448	9.20	300,195	4.00	N/A	N/A
Origin Bank	724,440	9.66	299,932	4.00	374,915	5.00
In the ordinary course of business, the Company depends on dividends from the Banks to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Banks to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $137.4 million at September 30, 2022.
Stock Repurchases
In July 2019, the Company's board of directors authorized a stock repurchase program pursuant to which the Company was authorized purchase up to $40 million of its outstanding common stock. The stock repurchase program was approved for a period of three years and expired in June 2022, having repurchased a total of $28.0 million of outstanding common stock. In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 15 - Commitments and Contingencies
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
Commitments to extend credit include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the merger and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower's credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.
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
The table below presents the Company's commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) September 30, 2022
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$1,157,026	$956,547	$599,769	$117,913	$2,831,255
Standby letters of credit	51,455	6,679	—	—	58,134
Total off-balance sheet commitments	$1,208,481	$963,226	$599,769	$117,913	$2,889,389
December 31, 2021
Commitments to extend credit(1)	$643,089	$620,741	$300,863	$56,525	$1,621,218
Standby letters of credit	42,516	6,633	—	—	49,149
Total off-balance sheet commitments	$685,605	$627,374	$300,863	$56,525	$1,670,367
____________________________
(1)Includes $567.9 million and $513.0 million of unconditionally cancellable commitments at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, the Company held 29 unfunded letters of credit from the FHLB totaling $262.3 million, with expiration dates ranging from October 18, 2022, to September 22, 2027. At December 31, 2021, the Company held 43 unfunded letters of credit from the FHLB totaling $599.3 million, with expiration dates ranging from January 20, 2022, to March 22, 2023.
The Company has a total contingent liability of $3.1 million as of September 30, 2022, for retention bonuses and guaranteed minimum incentives. The contingent liability consists of retention bonuses totaling $1.0 million for former BTH employees, with $523,000, or 50%, due at December 31, 2023, and the remaining $523,000, or 50%, due at December 31, 2024. Additionally, the Company will pay $2.0 million, in total, in guaranteed minimum incentives to certain employees with approximately 42% due on or about December 31, 2023, and 29% each due on or about December 31, 2024 and 2025, respectively. In all cases, continued employment through the payout date is required in order to receive the compensation.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In conjunction with the December 31, 2021, acquisitions of the Lincoln Agency, LLC. and Pulley-White Insurance Agency, Inc., the Company has a total fair value contingent liability of $1.4 million as of December 31, 2021. The amount is payable if Davison Insurance Agency, LLC, the acquirer and surviving wholly-owned subsidiary of the Company, meets certain revenue growth objectives over three years. The fair value and probability of payout of this liability is reassessed annually at the fiscal year end of the Company.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $5.2 million and $2.3 million at September 30, 2022, and December 31, 2021, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this report to "we," "us," "our," "our company," "the Company" or "Origin" refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to "Origin Bank" or "the Banks" refer to Origin Bank and BTH Bank, our wholly-owned bank subsidiaries.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly-owned bank subsidiaries, Origin Bank and BTH Bank, the discussion and analysis that follows primarily relates to activities conducted at the Banks level.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin's wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates 59 banking centers located from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2022 Highlights
•On August 1, 2022, the Company completed its previously announced merger with BT Holdings, Inc., (“BTH”). As a result of the merger with BTH, the Company recorded a $14.9 million provision expense for loan credit losses for the Current Expected Credit Loss ("CECL") requirement on non-Purchased Credit Deteriorated ("PCD") loans, along with a $5.5 million allowance for loan credit losses on PCD loans. In total, the Company incurred $19.9 million in merger-related expenses during the nine months ended September 30, 2022, which includes the $14.9 million provision expense for loan credit losses.
•Net interest income for the quarter ended September 30, 2022, was $78.5 million, reflecting a $26.0 million, or 49.5% increase, compared to the quarter ended September 30, 2021.
•The fully tax-equivalent net interest margin (“NIM”) was 3.68% for the quarter ended September 30, 2022, reflecting a 66 basis point increase from the quarter ended September 30, 2021.

•Total loans held for investment (“LHFI”) at September 30, 2022, excluding mortgage warehouse lines of credit, were $6.42 billion, reflecting a $1.82 billion, or 39.5% increase, compared to December 31, 2021. The merger with BTH has contributed $1.24 billion to the increase, net of purchase accounting adjustment. Our organic loan growth contributed to the remaining increase.
•Total deposits increased $1.62 billion, or 18.4%, to $7.78 billion at September 30, 2022, compared to $6.57 billion at December 31, 2021. The merger with BTH contributed approximately $1.57 billion in deposits. Noninterest-bearing deposits increased $504.0 million, or 23.3%, compared to December 31, 2021, and represented 34.3% of total deposits at September 30, 2022.
•Provision for credit losses was a net expense of $16.9 million for the quarter ended September 30, 2022, compared to a net benefit of $3.9 million for the quarter ended September 30, 2021. The increase was primarily due to the merger with BTH, which required a CECL loan provision of $14.9 million.
•Total nonperforming LHFI to total LHFI was 0.20% at September 30, 2022, compared to 0.47% at September 30, 2021, reflecting the lowest total nonperforming LHFI to total LHFI quarterly ratio for Origin as a public company. The allowance for loan credit losses to nonperforming LHFI was 594.11% at September 30, 2022, compared to 284.86% at September 30, 2021.
Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021
Our net income decreased $10.7 million, or 39.8%, to $16.2 million for the three months ended September 30, 2022, from $27.0 million for the three months ended September 30, 2021. On a diluted earnings per share basis, our earnings were $0.57 per share for the three months ended September 30, 2022, compared to $1.14 per share for the three months ended September 30, 2021. During the third quarter of 2022, we completed the previously announced merger with BTH. As a result of the merger, the Company recorded a $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans, and incurred $5.0 million in merger expenses year-to-date, for a total merger-related expense of $19.9 million, $18.5 million of which was recorded in the quarter ended September 30, 2022.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended September 30, 2022, was $78.5 million, an increase of $26.0 million compared to the three months ended September 30, 2021. Increases in market interest rates drove a $16.7 million net increase in total interest income, while increases in average interest-earning assets drove a $15.8 million increase in total interest income. Total interest expense increased $6.5 million compared to the three months ended September 30, 2021, with market rate increases driving a $4.5 million increase in total interest expense and average balances in FHLB advances and other borrowings contributing another $1.2 million to the total increase in interest expense. Purchase accounting accretion on acquired loans was $1.2 million during the current quarter, with remaining purchase accounting net loan discounts totaling $3.9 million at September 30, 2022. Net purchase accounting accretion income on deposits and subordinated indebtedness totaled $228,000, bringing the impact from purchase accounting treatment on total net interest income to $1.4 million for the three months ended September 30, 2022.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. In early 2020, the Federal Reserve lowered the target rate range to 0.00% to 0.25%, which remained in effect throughout all of 2021. On March 17, 2022, the target rate range was increased to 0.25% to 0.50%, then subsequently increased four more times during 2022, with the most recent and current federal funds target rate range being set at September 21, 2022, to 3.00% to 3.25%. In total, year-to-date September 30, 2022, the federal funds target rate range increased 300 basis points. Increases in market interest rates contributed $13.8 million to the total increase in interest income earned on total LHFI, while market interest rates increased our total deposit interest expense by $4.0 million.
The fully tax-equivalent ("FTE") net interest margin ("NIM") was 3.68% for the three months ended September 30, 2022, a 66 basis point increase from the three months ended September 30, 2021. The yield earned on interest-earning assets for the three months ended September 30, 2022, was 4.23%, a 90 basis point increase from 3.33% for the three months ended September 30, 2021. The rate paid on total deposits for the quarter ended September 30, 2022, was 0.41%, representing a 20 basis point increase compared to the quarter ended September 30, 2021. The rate paid on subordinated debentures also increased to 4.81%, reflecting an 18 basis point increase compared to the three months ended September 30, 2021. The net increase in accretion income due to the BTH merger increased the fully tax-equivalent NIM by approximately seven basis points during the third quarter 2022. We expect our quarterly NIM to continue to expand during the fourth quarter.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,046,411	$23,938	4.64%	$1,505,731	$15,485	4.08%
Construction/land/land development	760,682	9,969	5.20	527,881	5,458	4.10
Residential real estate	1,249,746	13,742	4.36	936,375	9,778	4.14
Commercial and industrial	1,816,912	25,815	5.64	1,492,375	15,555	4.14
Mortgage warehouse lines of credit	491,584	5,614	4.53	660,715	5,962	3.58
Consumer	24,137	414	6.80	16,222	238	5.81
LHFI	6,389,472	79,492	4.94	5,139,299	52,476	4.05
Loans held for sale	29,927	311	4.12	72,739	706	3.85
Loans receivable	6,419,399	79,803	4.93	5,212,038	53,182	4.05
Investment securities-taxable	1,547,848	7,801	2.00	853,277	3,449	1.60
Investment securities-non-taxable	317,175	2,151	2.69	280,189	1,582	2.24
Non-marketable equity securities held in other financial institutions	73,819	390	2.10	43,725	245	2.22
Interest-bearing deposits in banks	206,781	1,092	2.09	610,863	293	0.19
Total interest-earning assets	8,565,022	91,237	4.23	7,000,092	58,751	3.33
Noninterest-earning assets(2)	637,399			464,721
Total assets	$9,202,421			$7,464,813

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,157,092	$6,878	0.66%	$3,657,625	$2,274	0.25%
Time deposits	669,900	856	0.51	582,384	981	0.67
Total interest-bearing deposits	4,826,992	7,734	0.64	4,240,009	3,255	0.30
FHLB advances & other borrowings	538,020	2,717	2.00	263,956	1,118	1.68
Subordinated indebtedness	186,803	2,263	4.81	157,321	1,837	4.63
Total interest-bearing liabilities	5,551,815	12,714	0.91	4,661,286	6,210	0.53
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,582,500			1,965,843
Other liabilities(2)	129,354			134,079
Total liabilities	8,263,669			6,761,208
Stockholders' Equity	938,752			703,605
Total liabilities and stockholders' equity	$9,202,421			$7,464,813
Net interest spread			3.32%			2.80%
Net interest income and margin		$78,523	3.64		$52,541	2.98
Net interest income and margin - (tax equivalent)(3)		$79,399	3.68		$53,267	3.02
___________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $29.1 million and $51.3 million for the three months ended September 30, 2022 and 2021, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 8 - Mortgage Banking in the condensed notes to our consolidated financial statements.
(3)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds and income from tax-exempt investments, and tax credits were computed using a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$5,560	$2,893	$8,453
Construction/land/land development	2,407	2,104	4,511
Residential real estate	3,272	692	3,964
Commercial and industrial	3,383	6,877	10,260
Mortgage warehouse lines of credit	(1,526)	1,178	(348)
Consumer	116	60	176
Loans held for sale	(415)	20	(395)
Loans receivable	12,797	13,824	26,621
Investment securities-taxable	2,808	1,544	4,352
Investment securities-non-taxable	209	360	569
Non-marketable equity securities held in other financial institutions	169	(24)	145
Interest-bearing deposits in banks	(194)	993	799
Total interest-earning assets	15,789	16,697	32,486
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	310	4,294	4,604
Time deposits	147	(272)	(125)
FHLB advances & other borrowings	1,161	438	1,599
Subordinated indebtedness	344	82	426
Total interest-bearing liabilities	1,962	4,542	6,504
Net interest income	$13,827	$12,155	$25,982
Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan credit losses, off-balance sheet commitments credit losses and security credit losses, is based on management's assessment of the adequacy of our allowance for credit losses ("ACL") for loans, securities, and our reserve for off-balance-sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management's best estimate of the life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance-sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.

We recorded a provision expense of $16.9 million for the quarter ended September 30, 2022, an increase of $20.9 million from provision benefit of $3.9 million for the three months ended September 30, 2021. The increase was primarily due to the merger with BTH, which drove a $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans. In addition, a $1.2 million off-balance sheet provision was recorded, resulting from an increase in unfunded loan commitments unrelated to those acquired in the BTH merger. Net charge-offs were $1.1 million during the quarter ended September 30, 2022, compared to $2.9 million during the three months ended September 30, 2021, while the allowance for loan credit losses to nonperforming LHFI was 594.11% at September 30, 2022, compared to 284.86% at September 30, 2021, primarily driven by the $13.4 million increase in the Company’s ALCL for the quarter. While the majority of our credit metrics continue to improve, uncertainty remains due to risks related to continued inflation, market interest rate increases, geopolitical risks, economic recession concerns, labor pressures, and continued global supply-chain disruptions.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,
Noninterest income:	2022	2021	$ Change	% Change
Service charges and fees	$4,734	$3,973	$761	19.2%
Insurance commission and fee income	5,666	3,451	2,215	64.2
Mortgage banking (loss) revenue(1)	(929)	2,728	(3,657)	(134.1)
Other fee income	1,162	783	379	48.4
Gain on sales of securities, net	1,664	—	1,664	N/M
Gain (loss) on sales and disposals of other assets, net	70	(8)	78	N/M
Limited partnership investment income	112	3,078	(2,966)	(96.4)
Swap fee income	25	727	(702)	(96.6)
Other income	1,219	1,191	28	2.4
Total noninterest income	$13,723	$15,923	$(2,200)	(13.8)

__________________________
N/M = Not meaningful.
(1)Based upon broker estimate, the Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the quarter ended September 30, 2022.

Noninterest income for the three months ended September 30, 2022, decreased by $2.2 million, or 13.8%, to $13.7 million, compared to $15.9 million for the three months ended September 30, 2021. The decrease was primarily due to decreases of $3.7 million, $3.0 million and $702,000 in mortgage banking revenue, limited partnership investment income and swap fee income, respectively. The decreases were partially offset by increases of $2.2 million and $1.7 million in insurance commission and fee income and gain on sales of securities, net.
Mortgage banking revenue. The $3.7 million decrease in mortgage banking revenue during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a 43.5% reduction in origination volume, a 54.4% reduction in sales volume and a 21.7% reduction in sales margin experienced during the three months ended September 30, 2022, as well as a $2.0 million impairment on the held for sale GNMA MSR portfolio.
Limited partnership investment income. The $3.0 million decrease in limited partnership investment income during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $3.1 million valuation increase of the investments in two of the limited partnership funds during the quarter ended September 30, 2021, with no comparable increase during the current quarter.
Swap fee income. The $702,000 decrease in swap fee income during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was due to a $727,000 swap commission fee earned on one large swap transaction during the three months ended September 30, 2021, compared to no such fee earned during three months ended September 30, 2022.

Insurance commission and fee income. The increase in insurance commission and fee income during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to the insurance acquisitions that occurred on December 31, 2021, which contributed $2.0 million to insurance commissions and fee income during the current quarter.
Gain on sales of securities, net. The $1.7 million increase in gain on sales of securities, net, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was due to the sale of primarily legacy BTH securities during the three months ended September 30, 2022, as a result of investment strategy and liquidity management. The proceeds from the sale were primarily used to pay down our short-term FHLB borrowings.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,
Noninterest expense:	2022	2021	$ Change	% Change
Salaries and employee benefits	$31,834	$23,629	$8,205	34.7%
Occupancy and equipment, net	5,399	4,353	1,046	24.0
Data processing	2,689	2,329	360	15.5
Office and operations	2,121	1,598	523	32.7
Loan-related expenses	1,599	1,949	(350)	(18.0)
Professional services	1,188	912	276	30.3
Electronic banking	1,087	997	90	9.0
Advertising and marketing	1,196	863	333	38.6
Franchise tax expense	957	598	359	60.0
Regulatory assessments	877	664	213	32.1
Intangible asset amortization	1,872	194	1,678	N/M
Communications	279	359	(80)	(22.3)
Merger-related expense	3,614	—	3,614	N/A
Other expenses	1,529	720	809	112.4
Total noninterest expense	$56,241	$39,165	$17,076	43.6
____________________________
N/M = Not meaningful.
N/A = Not applicable.

Noninterest expense for the three months ended September 30, 2022, increased by $17.1 million, or 43.6%, to $56.2 million, compared to $39.2 million for the three months ended September 30, 2021, primarily due to increases of $8.2 million, $3.6 million, $1.7 million and $1.0 million in salaries and employee benefits expenses, merger-related expense, intangible asset amortization and occupancy and equipment, net, respectively.
Salaries and employee benefits. The $8.2 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees to 994 at September 30, 2022, from 771 at September 30, 2021, which was the primary contributor to a $4.6 million increase in salaries alone. The BTH merger that closed during the current quarter and the insurance acquisitions at December 31, 2021, contributed 123 and 39 full-time equivalent employees, respectively, and $2.3 million and $1.3 million to the total increase in salaries and employee benefits, respectively. Also contributing to the increase was the impact of cost of living adjustments and annual raises made on March 1, 2022, and additional cost of living increase made in August 2022. Additionally, incentive compensation increased $2.1 million due to loan production exceeding performance metrics.
Merger-related expense. The $3.6 million merger-related expenses during the three months ended September 30, 2022, were associated with the BTH merger that closed on August 1, 2022.
Intangible asset amortization expense. The $1.7 million increase in intangible asset amortization expense was primarily due to the core deposit intangible established in conjunction with the BTH merger, which contributed $1.4 million to the total increase. The insurance acquisitions at December 31, 2021, contributed $346,000 to the total increase for the relationship based intangibles and noncompete intangibles established during the acquisition.

Occupancy and equipment, net. The $1.0 million increase in occupancy and equipment expense was primarily due to the BTH merger that closed on August 1, 2022, which contributed $704,000 to the total increase.
Income Tax Expense
For the three months ended September 30, 2022, we recognized income tax expense of $2.8 million, compared to $6.2 million for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022, was 14.8%, compared to 18.8% for the three months ended September 30, 2021. The lower effective tax rate for the quarter ended September 30, 2022, was mainly due to the tax exempt items having a larger than proportional effect on the Company's effective income tax rate as income before taxes was lower for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, primarily due to merger-related expenses during the current period.
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
Our effective income tax rates have historically differed from the applicable U.S. statutory rates of 21% at September 30, 2022 and 2021, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and the income tax effects associated with stock-based compensation. These reoccurring tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.
In August 2022, the Inflation Reduction Act of 2022 (IRA of 2022) was signed into law to address inflation, healthcare costs, climate change and renewal energy incentives, among other things. Included in the IRA of 2022 are provisions for the creation of a 15% corporate alternative minimum tax rate (CAMT) that is effective for tax years beginning January 1, 2023, for corporations with an average annual adjusted financial statement income in excess of $1 billion. Based on information available to date, we do not anticipate our consolidated corporate group to be subject to the 15% CAMT, absent any further changes in law.
Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Net Interest Income and Net Interest Margin
Net interest income for the nine months ended September 30, 2022, was $190.5 million, an increase of $28.5 million compared to the nine months ended September 30, 2021. Increases in market interest rates drove a $20.0 million net increase in total interest income, while increases in average interest-earning assets drove a $13.7 million increase in total interest income. Total interest expense increased $5.3 million compared to the nine months ended September 30, 2021, with market rate increases driving a $4.2 million increase in total interest expense and increases in average interest-bearing liabilities driving another $1.1 million to the total increase in interest expense. Purchase accounting accretion on acquired loans was $1.2 million during the current quarter, with remaining purchase accounting net loan discounts totaling $3.9 million at September 30, 2022. Net purchase accounting accretion income on deposits and subordinated indebtedness totaled $228,000, bringing the impact from purchase accounting treatment on total net interest income to $1.4 million for the nine months ended September 30, 2022.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. In early 2020, the Federal Reserve lowered the target rate range to 0.00% to 0.25%, which remained in effect throughout all of 2021. On March 17, 2022, the target rate range was increased to 0.25% to 0.50%, then subsequently increased four more times during 2022, with the most recent and current federal funds target rate range being set at September 21, 2022, to 3.00% to 3.25%. In total, year-to-date, September 30, 2022, the federal funds target rate range increased 300 basis points. Increases in market interest rates contributed $16.8 million to the total increase in interest income earned on total LHFI, while market interest rates increased our total deposit interest expense and FHLB and advances and other borrowings interest expense by $3.0 million and $1.2 million, respectively.

The fully tax-equivalent net interest margin was 3.28% for the nine months ended September 30, 2022, a 16 basis point increase from the nine months ended September 30, 2021. The yield earned on interest-earning assets for the nine months ended September 30, 2022, was 3.66%, a 21 basis point increase from 3.45% for the nine months ended September 30, 2021. This increase was partially offset by an 11 basis point decrease in interest rates paid on total interest-bearing liabilities. The net increase in purchase accounting accretion income due to the BTH merger increased the fully tax-equivalent NIM by three basis points during the current quarter.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,865,658	$60,010	4.30%	$1,464,758	$45,146	4.12%
Construction/land/land development	638,683	22,466	4.70	528,768	16,314	4.12
Residential real estate	1,042,397	33,008	4.23	918,148	28,140	4.10
Commercial and industrial	1,548,419	55,623	4.80	1,690,551	51,212	4.05
Mortgage warehouse lines of credit	453,658	14,055	4.14	812,816	22,085	3.63
Consumer	18,887	889	6.29	16,829	732	5.82
LHFI	5,567,702	186,051	4.47	5,431,870	163,629	4.03
Loans held for sale	33,428	921	3.68	76,185	1,892	3.32
Loans receivable	5,601,130	186,972	4.46	5,508,055	165,521	4.02
Investment securities-taxable	1,522,631	20,030	1.76	784,914	9,864	1.68
Investment securities-non-taxable	276,641	5,044	2.44	285,177	4,844	2.27
Non-marketable equity securities held in other financial institutions	56,797	1,214	2.86	50,256	708	1.88
Interest-bearing deposits in banks	408,237	2,048	0.67	409,938	589	0.19
Total interest-earning assets	7,865,436	215,308	3.66	7,038,340	181,526	3.45
Noninterest-earning assets(2)	536,265			402,715
Total assets	$8,401,701			$7,441,055

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,967,253	$11,514	0.39%	$3,649,007	$6,722	0.25%
Time deposits	569,917	2,175	0.51	623,161	3,739	0.80
Total interest-bearing deposits	4,537,170	13,689	0.40	4,272,168	10,461	0.33
FHLB advances & other borrowings	407,869	5,203	1.71	360,443	3,493	1.30
Subordinated indebtedness	167,366	5,887	4.70	157,273	5,500	4.68
Total interest-bearing liabilities	5,112,405	24,779	0.65	4,789,884	19,454	0.54
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,364,443			1,835,702
Other liabilities(2)	147,868			137,246
Total liabilities	7,624,716			6,762,832
Stockholders' Equity	776,985			678,223
Total liabilities and stockholders' equity	$8,401,701			$7,441,055
Net interest spread			3.01%			2.91%
Net interest income and margin		$190,529	3.24		$162,072	3.08
Net interest income and margin - (tax equivalent)(3)		$192,784	3.28		$164,274	3.12
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $36.2 million and $56.9 million for the nine months ended September 30, 2022 and 2021, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 8 - Mortgage Banking in the notes to our consolidated financial statements.
(3)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds and income from tax-exempt investments, and tax credits were computed using a federal income tax rate of 21%.

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

	Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$12,356	$2,508	$14,864
Construction/land/land development	3,391	2,761	6,152
Residential real estate	3,808	1,060	4,868
Commercial and industrial	(4,306)	8,717	4,411
Mortgage warehouse lines of credit	(9,759)	1,729	(8,030)
Consumer	90	67	157
Loans held for sale	(1,062)	91	(971)
Loans receivable	4,518	16,933	21,451
Investment securities-taxable	9,271	895	10,166
Investment securities-non-taxable	(145)	345	200
Non-marketable equity securities held in other financial institutions	92	414	506
Interest-bearing deposits in banks	(2)	1,461	1,459
Total interest-earning assets	13,734	20,048	33,782
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	586	4,206	4,792
Time deposits	(319)	(1,245)	(1,564)
FHLB advances & other borrowings	460	1,250	1,710
Subordinated indebtedness	353	34	387
Total interest-bearing liabilities	1,080	4,245	5,325
Net interest income	$12,654	$15,803	$28,457

Provision for Credit Losses
We recorded a provision for credit loss expense of $20.1 million for the nine months ended September 30, 2022, a $28.2 million increase from a provision net benefit of $8.1 million for the nine months ended September 30, 2021. The increase was primarily due to the merger with BTH, which drove a $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans. In addition, a $1.7 million off-balance sheet provision was recorded, resulting from an increase in unfunded loan commitments unrelated to those acquired in the BTH merger. Net charge-offs were $4.4 million during the nine months ended September 30, 2022, compared to $8.6 million during the nine months ended September 30, 2021, while the allowance for loan credit losses to nonperforming LHFI was 594.11% at September 30, 2022, compared to 284.86% at September 30, 2021, primarily driven by a $10.5 million decrease in nonperforming LHFI at September 30, 2022, compared to September 30, 2021, as well as the $28.2 million increase in the Company’s ALCL during the intervening period. While the majority of our credit metrics continue to improve, uncertainty remains due to risks related to continued inflation, market interest rate increases, geopolitical risks, economic recession concerns, labor pressures, and continued global supply-chain disruptions.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest income:	2022	2021	$ Change	% Change
Service charges and fees	$13,006	$11,055	$1,951	17.6%
Insurance commission and fee income	17,815	10,272	7,543	73.4
Mortgage banking revenue(1)	5,521	10,070	(4,549)	(45.2)
Other fee income	2,398	2,177	221	10.2
Gain on sales of securities, net	1,664	1,673	(9)	(0.5)
Loss on sales and disposals of other assets, net	(209)	(88)	(121)	(137.5)
Limited partnership investment income	31	5,651	(5,620)	(99.5)
Swap fee income	165	1,099	(934)	(85.0)
Other income	3,454	3,583	(129)	(3.6)
Total noninterest income	$43,845	$45,492	$(1,647)	(3.6)

__________________________ (1)Based upon broker estimate, the Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the quarter ended September 30, 2022.
Noninterest income for the nine months ended September 30, 2022, decreased by $1.6 million, or 3.6%, to $43.8 million, compared to $45.5 million for the nine months ended September 30, 2021, and was largely driven by decreases of $5.6 million, $4.5 million and $934,000 in limited partnership investment income, mortgage banking revenue and swap fee income, respectively. The decreases were partially offset by increases of $7.5 million and $2.0 million in insurance commission and fee income and service charges and fees income, respectively.
Limited partnership investment income. The $5.6 million decrease in the limited partnership investment income during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to a $6.3 million valuation increase of the investments in two of the limited partnership funds during the nine months ended September 30, 2021, compared to a $3.5 million return on capital decrease recorded during the nine months ended September 30, 2022.
Mortgage banking revenue. The $4.5 million decrease in mortgage banking revenue compared to the nine months ended September 30, 2021, was primarily due to a $5.5 million decrease in gain on sale of loans sold primarily due to a 40.8% reduction in origination volume, a 50.4% reduction in sales volume and a 9.7% reduction in sales margin experienced during the nine months ended September 30, 2022, as well as a $2.0 million impairment on the held for sale GNMA MSR portfolio.
Swap fee income. The $934,000 decrease in swap fee income during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to a $727,000 swap commission fee earned on one large swap transaction during the nine months ended September 30, 2021, compared to no such fee earned during nine months ended September 30, 2022.

Insurance commission and fee income. The increase in insurance commission and fee income during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by a $6.3 million increase due to the insurance acquisitions that occurred on December 31, 2021, which significantly expanded the Company's insurance presence in the North Louisiana Market.
Service charges and fees. The $2.0 million increase in service charges and fees income was primarily driven by increases of $586,000, $352,000 and $279,000, excluding BTH service charges, in overdraft fee income, account analysis income and debit interchange fees due to increases in debit card transactions, respectively. In total, BTH contributed $471,000 to the total service charges and fees income since the date of the merger.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest expense:	2022	2021	$ Change	% Change
Salaries and employee benefits	$85,632	$68,308	$17,324	25.4%
Occupancy and equipment, net	14,340	13,041	1,299	10.0
Data processing	7,588	6,815	773	11.3
Office and operations	5,843	4,550	1,293	28.4
Loan-related expenses	4,421	5,808	(1,387)	(23.9)
Professional services	2,668	2,721	(53)	(1.9)
Electronic banking	2,900	2,947	(47)	(1.6)
Advertising and marketing	2,926	2,291	635	27.7
Franchise tax expense	2,565	1,846	719	38.9
Regulatory assessments	2,305	2,378	(73)	(3.1)
Intangible asset amortization	2,934	650	2,284	N/M
Communications	812	1,288	(476)	(37.0)
Merger-related expense	4,992	—	4,992	N/A
Other expenses	3,239	3,790	(551)	(14.5)
Total noninterest expense	$143,165	$116,433	$26,732	23.0
____________________________
N/M = Not meaningful.
N/A = Not applicable.
Noninterest expense for the nine months ended September 30, 2022, increased by $26.7 million, or 23.0%, to $143.2 million, compared to $116.4 million for the nine months ended September 30, 2021. The increase was primarily due to increases of $17.3 million, $5.0 million, $2.3 million, $1.3 million and $1.3 million in salaries and employee benefits expenses, merger-related expense, intangible asset amortization, occupancy and equipment, net, and office and operations expenses, respectively. The increases were partially offset by a $1.4 million decrease in loan-related expenses.
Salaries and employee benefits. The $17.3 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees ("FTEE") to 994 at September 30, 2022, from 771 at September 30, 2021, and reflected a $8.8 million increase in salary alone.
•The BTH merger contributed 123 of the new FTEE and $2.3 million to the salaries and employee benefits expense increase.
•The insurance acquisition at December 31, 2021, contributed 39 FTEE and $3.6 million to the salaries and employee benefits expense increase.
•Incentive compensation increased $4.2 million due to loan production exceeding performance metrics.
•Medical insurance expense increased $1.2 million.
•Also contributing to the increase was the impact of cost of living adjustments and annual raises made on March 1, 2022, and additional cost of living increase made in August 2022.

Merger-related expense. The $5.0 million merger-related expenses during the nine months ended September 30, 2022, were associated with the BTH merger that closed on August 1, 2022.
Intangible asset amortization expense. The $2.3 million increase in intangible asset amortization expense was primarily due to the core deposit intangible established in conjunction with the BTH merger, which contributed $1.4 million to the total increase. The insurance acquisition at December 31, 2021, contributed $1.0 million to the total increase for the relationship-based and noncompete intangibles established in conjunction with the acquisition.
Occupancy and equipment, net. The $1.3 million increase in occupancy and equipment expense was primarily due to the BTH merger that closed on August 1, 2022, which contributed $704,000 to the total increase.
Office and operations. The increase in office and operations expense was primarily due to increases in business development costs and credit card reward expenses.
Loan-related expenses. The decrease in loan-related expenses was primarily driven by a decrease of $1.1 million in loan-related legal fees, primarily due to our lower past due and nonperforming LHFI balances.
Income Tax Expense
For the nine months ended September 30, 2022, we recognized income tax expense of $12.9 million, compared to $19.0 million for the nine months ended September 30, 2021. Our effective tax rate was 18.1% for the nine months ended September 30, 2022, compared to 19.2% for the nine months ended September 30, 2021. The lower effective tax rate for the nine months ended September 30, 2022, was mainly due to the tax exempt items having a larger than proportional effect on the Company's effective income tax rate as income before taxes was lower for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to merger-related expenses during the current period.
Comparison of Financial Condition at September 30, 2022, and December 31, 2021
General
The merger with BTH affected most material financial metrics of the Company during the third quarter of 2022. Total assets increased by $1.60 billion, or 20.4%, to $9.46 billion at September 30, 2022, from $7.86 billion at December 31, 2021. The increase in total assets is primarily due to $1.84 billion in total assets, net of purchase accounting adjustments, acquired from the merger with BTH. The increase was primarily attributable to an increase in our loan portfolio balance to $6.88 billion at September 30, 2022, from $5.23 billion at December 31, 2021. The increase in loans was primarily due to $1.24 billion in loans, net of purchase accounting adjustments, from the merger with BTH, as well as $411.7 million in organic loan growth. The increase in total assets was offset by a $405.1 million decrease in cash and cash equivalents to $300.5 million at September 30, 2022, from $705.6 million at December 31, 2021. Total deposits increased $1.21 billion to $7.78 billion at September 30, 2022, from $6.57 billion at December 31, 2021. The increase in deposits was due to $1.57 billion in deposits, net of purchase accounting adjustments, from the BTH merger. Stockholders’ equity increased $176.8 million to $907.0 million at September 30, 2022, compared to $730.2 million at December 31, 2021. The increase in stockholders’ equity is primarily associated with $306.3 million related to the BTH merger and the $58.2 million in net income for the nine months ended September 30, 2022, partially offset by the $181.0 million in other comprehensive loss and the $11.3 million of stockholder dividends paid in 2022.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At September 30, 2022, 79.3% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi, compared to 82.3% at December 31, 2021.

The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2022		December 31, 2021
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$2,174,347	31.6%	$1,693,512	32.4%	$480,835	28.4%
Construction/land/land development	853,311	12.4	530,083	10.1	323,228	61.0
Residential real estate	1,399,182	20.3	909,739	17.4	489,443	53.8
Total real estate	4,426,840	64.3	3,133,334	59.9	1,293,506	41.3
Commercial and industrial total	1,967,037	28.6	1,454,235	27.8	512,802	35.3
Mortgage warehouse lines of credit	460,573	6.7	627,078	12.0	(166,505)	(26.6)
Consumer	28,231	0.4	16,684	0.3	11,547	69.2
Total LHFI	$6,882,681	100.0%	$5,231,331	100.0%	$1,651,350	31.6%

At September 30, 2022, total LHFI were $6.88 billion, an increase of $1.65 billion, or 31.6%, compared to $5.23 billion at December 31, 2021. The merger with BTH has contributed $1.24 billion to the increase, net of purchase accounting adjustment. Our organic loan growth contributed to the remaining increase. Total LHFI at September 30, 2022, excluding mortgage warehouse lines of credit, were $6.42 billion, reflecting an increase of $1.82 billion, or 39.5%, increase, compared to December 31, 2021. Our lending focus is on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2022. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	September 30, 2022
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$256,368	$1,350,735	$548,491	$18,753	$2,174,347
Construction/land/land development	251,004	431,983	141,862	28,462	853,311
Residential real estate loans	90,587	565,517	231,870	511,208	1,399,182
Total real estate	597,959	2,348,235	922,223	558,423	4,426,840
Commercial and industrial loans	817,552	1,017,230	132,106	149	1,967,037
Mortgage warehouse lines of credit	460,573	—	—	—	460,573
Consumer loans	14,084	12,649	965	533	28,231
Total LHFI	$1,890,168	$3,378,114	$1,055,294	$559,105	$6,882,681

Amounts with fixed rates	$411,942	$1,800,849	$608,502	$69,178	$2,890,471
Amounts with variable rates	1,478,226	1,577,265	446,792	489,927	3,992,210
Total	$1,890,168	$3,378,114	$1,055,294	$559,105	$6,882,681

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had been previously delinquent two times 60 days. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $51.4 million in PCD loans, at September 30, 2022, and no PCD loans at December 31, 2021.
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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
Nonperforming LHFI:	2022	2021
Commercial real estate	$431	$512
Construction/land/land development	366	338
Residential real estate	7,641	11,647
Commercial and industrial	5,134	12,306
Mortgage warehouse lines of credit	385	—
Consumer	74	100
Total nonperforming LHFI	14,031	24,903
Nonperforming loans held for sale	2,698	1,754
Total nonperforming loans	16,729	26,657
Other real estate owned:
Commercial real estate, construction/land/land development	975	1,279
Residential real estate	806	180
Total other real estate owned	1,781	1,459
Other repossessed assets owned	—	401
Total repossessed assets owned	1,781	1,860
Total nonperforming assets	$18,510	$28,517
Troubled debt restructuring loans - nonaccrual	$4,975	$4,064
Troubled debt restructuring loans - accruing	3,318	2,763
Total LHFI	6,882,681	5,231,331
Ratio of nonperforming LHFI to total LHFI	0.20%	0.48%
Ratio of nonperforming assets to total assets	0.20	0.36
At September 30, 2022, total nonperforming LHFI decreased by $10.9 million, or 43.7%, from December 31, 2021, primarily due to lower nonperforming commercial and industrial and residential loan balances. Please see Note 5 - Loans to our consolidated financial statements contained in Item 8 of this report for more information on nonperforming loans.

Potential Problem Loans
From a credit risk standpoint, we classify loans using risk grades which fall into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent or expected in each loan. The methodology is structured, so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. While potentially weak, no loss of principal or interest is envisioned, and these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any, and where normal repayment from the borrower might be in jeopardy.
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at September 30, 2022, is included in Note 5 - Loans to our consolidated financial statements contained in Item 1 of this report.
Allowance for Loan Credit Losses
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at September 30, 2022. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
Acquisition Accounting and Acquired Loans. We account for our mergers/acquisitions under Financial Accounting Standards Board ("FASB") ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, we record a discount or premium, and also an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for loan credit losses is determined using the same methodology as other individually evaluated loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the allowance for loan credit losses are recorded through the provision for credit losses.
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
Overall, absent the impact of the BTH merger and its effect on the following: provision of $14.9 million, classified loans of $17.5 million, past due loans of $3.1 million, and nonperforming LHFI of $3.0 million, most credit metrics improved at September 30, 2022, compared to December 31, 2021. The allowance for loan credit losses to nonperforming LHFI increased to 594.11% at September 30, 2022, compared to 259.35% at December 31, 2021, primarily driven by a $10.9 million decrease in nonperforming LHFI at September 30, 2022, compared to December 31, 2021, as well as the $18.8 million increase in the Company’s ALCL during the intervening period, which was predominately driven by the BTH merger. Past due loans to total LHFI declined to 0.16% at September 30, 2022, compared to 0.49% at December 31, 2021.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
Allowance for loan credit losses	2022	2021	2021
Balance at beginning of period	$64,586	$86,670	$86,670
Allowance for loan credit losses - BTH merger	5,527	—	—
Provision for loan credit losses(1)	17,631	(8,130)	(10,798)
Charge-offs:
Commercial real estate	166	130	170
Residential real estate	75	58	78
Commercial and industrial	5,943	8,830	11,923
Consumer	38	54	63
Total charge-offs	6,222	9,072	12,234
Recoveries:
Commercial real estate	19	10	65
Construction/land/land development	200	—	—
Residential real estate	98	81	117
Commercial and industrial	1,505	352	717
Consumer	15	36	49
Total recoveries	1,837	479	948
Net charge-offs	4,385	8,593	11,286
Balance at end of period	$83,359	$69,947	$64,586
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	594.11%	284.86%	259.35%
LHFI	1.21	1.35	1.23
Net charge-offs (annualized) as a percentage of:
Allowance for loan credit losses	7.03	16.43	17.47
Average LHFI	0.11	0.21	0.21
___________________
(1)Includes $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans from BTH merger.

Securities
Our securities portfolio totaled $1.69 billion at September 30, 2022, representing an increase of $154.8 million, or 10.1%, from $1.53 billion at December 31, 2021. At August 1, 2022, we acquired $456.8 million of available for sale securities from BTH, $447.5 million of which were sold during the quarter ended September 30, 2022, and the funds were primarily used to pay down Federal Home Loan Bank Advances. For additional information regarding our securities portfolio, please see Note 4 - Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Our deposit balances were impacted by the merger of BTH that occurred during the current quarter. Legacy BTH deposits increased interest-bearing demand deposits by $758.4 million, noninterest-bearing demand deposits by $398.1 million, time deposits by $302.5 million and savings deposits by $107.5 million, resulting in an overall increase to our deposit balances at the merger date of August 1, 2022. At September 30, 2022, noninterest-bearing deposits grew by $504.0 million, or 23.3%, compared to December 31, 2021, and were the primary driver of the overall $1.21 billion, or 18.4%, increase in total deposits.
The following table presents our deposit mix at the dates indicated:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,667,489	34.3%	$2,163,507	32.9%	$503,982	23.3%
Money market	2,433,086	31.3	2,204,109	33.5	228,977	10.4
Interest-bearing demand	1,617,239	20.8	1,412,089	21.5	205,150	14.5
Time deposits	748,415	9.6	543,128	8.3	205,287	37.8
Savings	311,098	4.0	247,860	3.8	63,238	25.5
Total deposits	$7,777,327	100.0%	$6,570,693	100.0%	$1,206,634	18.4%
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,519,327	$4,688	0.41%	$1,423,590	$2,147	0.20%
Money market	2,167,616	6,670	0.41	1,997,203	4,457	0.30
Time deposits	569,917	2,175	0.51	623,161	3,739	0.80
Savings	280,310	156	0.07	228,214	118	0.07
Total interest-bearing	4,537,170	13,689	0.40	4,272,168	10,461	0.33
Noninterest-bearing demand	2,364,443	—		1,835,702	—
Total average deposits	$6,901,613	$13,689	0.27%	$6,107,870	$10,461	0.23%
Our average deposit balance was $6.90 billion for the nine months ended September 30, 2022, an increase of $793.7 million, or 13.0%, from $6.11 billion for the nine months ended September 30, 2021. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2022, was 0.40%, compared to 0.33% for the nine months ended September 30, 2021.
The increase in the average cost of our deposits was primarily the result of the rising interest rate environment experienced during the year-to-date 2022 period. We have managed our deposit interest expense by the strategic release of non-relationship, higher-rate deposits during the current period; however, our current deposit rates have not yet completely absorbed all of the market interest rate increases that have occurred during the period.
Average noninterest-bearing deposits at September 30, 2022, were $2.36 billion, compared to $1.84 billion at September 30, 2021, an increase of $528.7 million, or 28.8%, and represented 34.3% and 30.1% of average total deposits for the nine months ended September 30, 2022 and 2021, respectively.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Repurchase agreements with depositors	$17,430	$9,447
Short-term FHLB advances	150,000	—
GNMA repurchase liability	26,220	43,355
Long-term FHLB advances (1)	256,806	256,999
Total FHLB advances and other borrowings	$450,456	$309,801
Subordinated indebtedness, net	$201,687	$157,417
____________________________
(1)Includes a FHLB advance of $250.0 million at September 30, 2022 and December 31, 2021, callable quarterly with a final maturity in 2033, carrying a rate of 1.65%.
In conjunction with the BTH merger, we assumed certain repurchase agreements with former BTH depositors that included the sale and repurchase of BTH investment securities of at least equal to the daily balance of the BTH depositor's account, subject to maximum limitations. These agreements totaled $9.1 million at September 30, 2022, and were categorized as borrowings on BTH's financial statements and are included in repurchase agreements with depositors in the table above for the current period.
Origin's repurchase agreements with depositors include the sale and repurchase of investment securities and mature on a daily basis, or are securitized with a letter of credit from the FHLB. The total repurchase agreements with depositors carried a daily average interest rate of 0.14% and 0.08% for the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively.

Average short-term FHLB advances for the nine months ended September 30, 2022, were $141.0 million compared to $68.6 million for the year ended December 31, 2021. The increase in average balances is primarily driven by short-term liquidity needs related to a decline in deposits and increase in loan balances prior to the merger with BTH. Using funds generated primarily from the sale of BTH-acquired available for sale investment securities, we reduced our balances in short-term FHLB advances during the third quarter of 2022.
At September 30, 2022, we were eligible to borrow an additional $1.39 billion from the FHLB.
Subordinated Indebtedness
Included in subordinated indebtedness, net in the table above, are $37.6 million of subordinated promissory notes ("Notes") assumed from BTH in conjunction with the merger on August 1, 2022. The Notes are intended to qualify for Tier 2 capital treatment and are substantively identical in terms and conditions, including priority, except for the maturity dates and interest rates payable on the Origin legacy subordinated notes. Interest is payable on the Notes quarterly, and the principal amount of each Note is payable at maturity. After the five-year anniversary of issuance, the Company can redeem the Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. In addition, the Notes can be redeemed at any time without penalty, upon not less than ten days’ notice, in the event that (i) the Notes no longer qualify as Tier 2 capital as a result of any amendment or change in interpretation or application of laws or regulation that becomes effective after the date of issuance of the Notes, (ii) a tax event, or (iii) investment company act event, as defined in the Notes. The Notes are unsecured and rank senior to the Company’s common stock, any preferred stock that may be issued, and the BTH TruPS (defined below).
On August 1, 2022, the Company assumed BTH's obligations with respect to $7.2 million in aggregate principal amount of junior subordinated debentures issued to a statutory trust of BTH ("BTH TruPS"). The BTH TruPS and the Company's two other wholly-owned, unconsolidated subsidiary grantor trusts were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "debentures") of the Company. The debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures and can be currently redeemed by the Company in whole or in part, at a redemption price equal to 100% of the outstanding principal amount of the debentures, plus any accrued but unpaid interest to the redemption date. The trust preferred securities qualify as Tier 1 capital of the Company for regulatory purposes, subject to certain limitations.
For additional information regarding our subordinated debt, please see Note 10 - Borrowings in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
The Company, which is a separate legal entity apart from the Banks, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The cash held at the holding Company is available for general corporate purposes described above, as well as providing capital support to the Banks. In addition, the Company has a line of credit under the terms of which the loan amount shall not exceed an aggregate principal balance of $100 million, consisting of an initial $50 million extension of credit and any one or more potential incremental revolving loan amounts that the lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company.

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Available cash balances at the holding company (unconsolidated)	$25,122	$28,904
Cash and liquid securities as a percentage of total assets	14.6%	23.2%
There are regulatory restrictions on the ability of the Banks to pay dividends under federal and state laws, regulations and policies; please see Note 14 - Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
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
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB and unsecured federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2022, or December 31, 2021. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at September 30, 2022.
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 15 - Commitments and Contingencies in the condensed notes to our consolidated financial statements for more information on our off balance sheet commitments.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2022	$730,211
Net income	58,237
Other comprehensive loss, net of tax	(180,962)
BTH merger	306,344
Dividends declared - common stock ($0.43 per share)	(11,300)
Other	4,494
Balance at September 30, 2022	$907,024
The $176.8 million increase in stockholders’ equity is primarily associated with the BTH merger, which contributed $306.3 million to the total increase. The increase was partially offset by a $181.0 million other comprehensive loss, net of tax. Accumulated other comprehensive loss negatively impacted total stockholders' equity primarily due to the steepening of the short end of the yield curve during the year-to-date period ending September 30, 2022, and its impact on unrealized losses in our investment portfolio.
Please see Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on the Company's stock buy-back program.
Regulatory Capital Requirements
Together with the Banks, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision," included in our 2021 Form 10-K, filed with the SEC. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2022, and December 31, 2021, we and the Banks were in compliance with all applicable regulatory capital requirements, and Origin Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as "well capitalized," an extended economic recession could adversely impact our reported and regulatory capital ratios.
As of September 30, 2022, and December 31, 2021, BTH Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the community bank leverage ratio ("CBLR") framework. Please see Note 14 - Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information.
The following table presents our regulatory capital ratios, as well as those of Origin Bank, at the dates indicated:

(Dollars in thousands)	September 30, 2022		December 31, 2021
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$863,460	10.51%	$681,039	11.20%
Tier 1 capital (to risk-weighted assets)	878,946	10.70	690,448	11.36
Total capital (to risk-weighted assets)	1,148,290	13.98	897,503	14.77
Tier 1 capital (to average total consolidated assets)	878,946	9.63	690,448	9.20

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$741,750	10.89%	$724,440	11.97%
Tier 1 capital (to risk-weighted assets)	741,750	10.89	724,440	11.97
Total capital (to risk-weighted assets)	872,900	12.81	852,825	14.09
Tier 1 capital (to average total consolidated assets)	741,750	9.15	724,440	9.66

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
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. See Note 1 – Significant Accounting Policies in the condensed notes to our consolidated financial statements for more information about our critical accounting policies and use of estimates. Since December 31, 2021, we have added the following items to our critical accounting policies.
Loan Acquisition Accounting - We account for our mergers/acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value for acquired loans at the time of acquisition or merger is based on a variety of factors, including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination is a PCD loan. The net premium or discount on PCD loans is adjusted by the Company’s allowance for credit losses recorded at the time of merger/acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the effective interest rate method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. We then record the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	September 30, 2022
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	10.0%	(9.3)%
+300	7.5	(7.7)
+200	5.2	(4.8)
+100	2.5	(2.2)
Base
-100	(3.8)	0.1
-200	(13.6)	(4.4)
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. During 2022, the Federal Reserve increased the federal funds target rate range 300 basis points, which is the primary reason for the unrealized accumulated other comprehensive loss we have experienced during the year.
Impact of Inflation
Our financial statements included herein have been prepared in accordance with U.S. GAAP, which presently requires us to measure the majority of our financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered.
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

Market Risk
Regulators expect banks to transition away from the use of the London Interbank Offered Rate ("LIBOR") as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next several months, ahead of the FCA's announced cessation of the remaining LIBOR settings by June 30, 2023. Please see "Item 1A Risk Factors - Risks Related to Our Business" included in our annual report on Form 10-K for the year ended December 31, 2021, for further information.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 15 - Commitments and Contingencies - Loss Contingencies in the condensed notes to consolidated financial statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2021 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2019, the Company's board of directors authorized a stock repurchase program pursuant to which the Company was authorized to purchase up to $40 million of its outstanding common stock. The stock repurchase program was approved for a period of three years and expired in June 2022 having repurchased a total of $28.0 million of outstanding common stock. In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
There were no stock repurchases during the quarter ended September 30, 2022.

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

10.1	Stephen Brolly Employment Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 27, 2022 (File No. 001-38487).

10.2	William Wallace Change in Control Agreement (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed July 27, 2022 (File No. 001-38487).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

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

Origin Bancorp, Inc.

Date:	November 2, 2022	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 2, 2022	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer