Form 10-K
period 2022-12-31
Origin Bancorp, Inc.
filed 2023-02-22
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $860.9 million as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 30,768,621 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on May 10, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2022

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•Economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth in the United States generally, and particularly in the market areas in which we operate and in which our loans are concentrated, including declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of higher interest rates or an uncertain economic environment;
•fluctuating and/or volatile interest rates, capital markets and the impact of inflation on our business and financial results, as well as the impact on our customers (including the velocity of loan repayment);
•changes in the interest rate environment may reduce interest margins;
•prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions may vary substantially from period to period;
•global business and economic conditions and in the financial services industry, nationally and within our local market areas, including the impact of supply-chain disruptions and labor pressures;
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
•increased competition in the financial services industry, particularly from regional and national institutions, as well as fintech companies, may accelerate due to the current economic environment;
•our level of nonperforming assets and the costs associated with resolving any problem loans, including litigation and other costs;
•potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings or enforcement actions;
•risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
•changes in the utility of our non-GAAP measurements and their underlying assumptions or estimates;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, as well as tax, trade, monetary and fiscal matters, and the possibility that the U.S. could default on its debt obligations;
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
Origin Bancorp, Inc. is a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently operate 59 banking centers located in Dallas/Fort Worth, East Texas, Houston, North Louisiana and Mississippi. At December 31, 2022, we had total assets of $9.69 billion, total loans held for investment ("LHFI") of $7.09 billion, total deposits of $7.78 billion and total stockholders' equity of $949.9 million.
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
Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating four bank acquisitions, entering de novo into several expansion markets, expanding our product offerings in mortgage lending and servicing as well as in insurance and private banking. We have supported our markets by hiring a number of experienced in-market bankers and banking teams. To support our growth, we have raised over $589.6 million of new Tier 1 capital since 2006, including proceeds from our initial public offering completed in May 2018, we issued subordinated notes that are treated as Tier 2 capital for regulatory purposes in 2020, and completed an all stock merger valued at $307.8 million in 2022. Through these efforts, we have successfully increased our market share in our key geographic markets.
Merger
We believe in relationship-based, community banking where a putting people first philosophy thrives. Identifying and merging with BT Holdings, Inc. ("BTH"), a Texas corporation and the registered bank holding company of BTH Bank, allowed us to merge two companies that have been passionately committed to community banking for more than 100 years and are each deeply rooted in their communities. Our merger with BTH was our only material acquisition during the previous five years.

On August 1, 2022, we completed our merger with BTH, acquiring 100% of the voting equity interests. We issued 6,794,910 shares of our common stock, and all outstanding BTH common stock options were converted into options to purchase an aggregate of 611,676 shares of Origin common stock. Based on the closing price of our common stock on July 29, 2022, of $43.07 per share, the aggregate consideration paid to holders of BTH common stock in connection with the merger was approximately $307.8 million. Goodwill of $94.5 million was recorded as a result of the transaction.
Including the effects of known purchase accounting adjustments, as of the merger date, BTH had approximately $1.85 billion in assets, $1.23 billion in net loans and $1.57 billion in deposits. BTH formerly operated its banking business from 13 locations in East Texas, Dallas and Fort Worth, each of which now operates as a banking location of Origin Bank.
Our Competitive Strengths and Banking Strategy
Organic Growth Capabilities with Strategic Acquisitions
We have historically been able to demonstrate our ability to grow our loans and deposits organically. Our team of seasoned bankers has been an important driver of our organic growth by further developing banking relationships with current and potential clients. Our relationship bankers are motivated to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. To promote our organic growth, we strategically locate banking centers within our markets and employ highly experienced relationship bankers who proactively develop valuable relationships within the communities that we serve. Through these relationships, our bankers are able to meet our customers’ needs and capitalize on loan demand across a wide range of industries. This allows us to not only diversify our loan portfolio, but also focus on loans with quality credit characteristics.
We focus on generating and retaining core deposits and, in particular, noninterest-bearing deposits, as our primary funding source to support loan growth. We believe motivating our relationship bankers to generate strong core, noninterest-bearing deposit growth enhances our ability to build and strengthen client relationships and provide stable funding for future growth.
We also intend to continue pursuing selective acquisition opportunities that we expect will enhance our business model within our attractive geographic footprint and other complementary markets.
A Unique from Within Client Experience
Our mission is to passionately pursue ways to make banking and insurance more rewarding for our employees, customers, communities, and stockholders. We have a deep commitment to providing an unmatched client experience that exceeds our customers’ expectations. We believe by aligning our processes, philosophy, technology, and culture; we create a seamless experience that goes beyond the transactional and becomes transformational. Trust, encouraging strong work ethic, innovation, flexibility, forward-thinking, genuine respect for others, commitment to our community, and never compromising our integrity are our values, and are the foundation of our company.
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

Expanding Revenue Sources
We offer commercial and retail customers a wide range of products and services that provide us with a diversified revenue stream and help us to solidify customer relationships. We provide products and services that compete with large, national banks but with the personalized attention and responsiveness of a relationship-focused community bank. Our offerings include traditional retail deposits, treasury management, commercial deposits, commercial and consumer loans, mortgage origination and servicing, insurance, mobile banking and online banking. Our clients value our ability to provide the sophisticated products and services of larger banks, but with a local and agile decision-making process, a focus on building personal relationships, and a commitment to investing in the local economy and community. This allows us to build Origin Bank by focusing on low-cost core deposit relationships, high credit quality loans, and fee income generated by value-added services. It also allows us to develop strong relationships across industries, creating a diverse commercial loan portfolio.
We believe we have an attractive mix of loans and deposits. At December 31, 2022, our loans held for investment ("LHFI") portfolio was comprised of 32.9% commercial and industrial loans including mortgage warehouse loans, and 45.8% commercial real estate loans, including construction/land/land development loans. 34.1% of our total commercial real estate and construction/land/land development is owner occupied and 65.9% in non-owner occupied. At December 31, 2022, approximately 32.0% of our deposits were noninterest-bearing demand deposits, and our cost of total deposits was 0.47% for the year ended December 31, 2022.
Our Markets
We currently operate in the markets of Dallas/Fort Worth, Houston, East Texas, North Louisiana and Mississippi, all of which offer attractive combinations of diversity, growth and stability.
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
Our merger with BTH allowed us to enter the East Texas market and expand our footprint across the I-20 corridor. The merger also bolstered our presence in the Dallas/ Fort Worth market. We believe the strong reputation and commitment of both banks will provide growth in both markets and allow us to strengthen relationships in the communities we serve.
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
Our Banking Services
We are focused on delivering a broad range of relationship-driven financial services tailored to meet the needs of small and medium-sized businesses, municipalities, and retail clients. We principally operate in one business segment, community banking. We are primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and consumer loans.
We have grown our assets, deposits, and business primarily organically by building relationships through our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
A general discussion of the range of financial services we offer follows.

Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio at the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2022	2021
Owner occupied commercial real estate	$843,006	$523,655
Non-owner occupied commercial real estate	1,461,672	1,169,857
Total commercial real estate	2,304,678	1,693,512
Owner occupied construction/land/land development	265,838	160,131
Non-owner occupied construction/land/land development	679,787	369,952
Total construction/land/land development	945,625	530,083
Residential real estate	1,477,538	909,739
Total real estate	4,727,841	3,133,334
Commercial and industrial	2,051,161	1,454,235
Mortgage warehouse lines of credit	284,867	627,078
Consumer loans	26,153	16,684
Total LHFI	$7,090,022	$5,231,331
Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years, with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary, secondary, and tertiary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry-specific trends and collateral. Commercial real estate loans have contributed interest income of $88.2 million and $61.8 million for the years ended December 31, 2022 and 2021, respectively, while construction/land/land development loans have contributed interest income of $36.4 million and $21.9 million for the years ended December 31, 2022 and 2021, respectively.
Consumer Loans and Residential Real Estate Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family, owner-occupied residential mortgage loans generally secured by property located in our primary market areas. The majority of our residential mortgage loans consist of loans secured by owner-occupied, single-family residences. These loans are underwritten by giving consideration to the borrower's ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale. Consumer and residential real estate loans have contributed interest income of $51.1 million and $38.0 million for the years ended December 31, 2022 and 2021, respectively.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower's liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans have contributed interest income of $90.5 million and $67.1 million for the years ended December 31, 2022 and 2021, respectively.

Mortgage Warehouse Loans. Mortgage warehouse loans are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. The loans are underwritten by the approved mortgage company using agency or investor guidelines. The loans are then committed to a secondary market investor and are primarily made up of agency-eligible conventional loans (Fannie Mae, Freddie Mac), government loans (Ginnie Mae, FHA loans, VA loans, USDA Rural Housing Development loans) and qualified jumbo loans. Mortgage warehouse loans have contributed interest income of $18.7 million and $27.5 million for the years ended December 31, 2022 and 2021, respectively.
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
Lending Policies. We have established common documentation requirements and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. During 2022, credit relationships of $8.0 million or greater were generally presented to the corporate loan committee for approval or ratification of approval prior to committing to the loan. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank's board of directors reviews our lending policies and procedures at least annually. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. Origin Bank is subject to certain legal lending limits under the Louisiana Banking Law and Federal Reserve Regulation O. At December 31, 2022, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, excluding mortgage warehouse lines of credit, based upon our internal risk rating of the relationship. Due to multiple sources of repayment, mortgage warehouse lines of credit have a general in-house lending limit ranging between $30.0 million and $75.0 million to any one borrower.
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. At December 31, 2022, we held $7.78 billion of total deposits and have grown deposits at a compound annual growth rate of 18.8% since December 31, 2003. At December 31, 2022, 95.8% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000 and brokered deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. At December 31, 2022, 54.2% of our deposits were business deposits, 35.6% were consumer deposits and 10.2% were public fund deposits. One area of focus has been to create a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.

Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans as well as the servicing of residential mortgage loans for others. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers in order to support our core banking strategy. Revenue from our mortgage banking activities was $6.7 million, $12.9 million and $29.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Insurance
We offer a wide variety of commercial and personal property and casualty insurance products through our wholly-owned insurance subsidiary, Davison Insurance Agency, LLC, which conducts business under the trade names Lincoln Agency, LLC, Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency, Reeves, Coon & Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. With over 30 years of growth in the insurance industry and approximately 120 experienced professionals, our agency has primary market locations across Louisiana, but also serves customers in Texas, Mississippi, Arkansas and other states across the United States. In December 2021, we acquired the remaining 62% interest in the Lincoln Agency, bringing our total ownership to 100% ownership. In addition, in December 2021, we acquired Pulley-White located in Bossier City, Louisiana, thereby solidifying our presence as one of the larger independent insurance agencies in North Louisiana. Insurance commission and fee income was $22.9 million, $13.1 million and $12.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Other Banking Services
Given customer demand for increased convenience and account access, we offer a wide range of products and services, including 24-hour internet banking and voice response information, mobile applications, cash management, overdraft protection, direct deposit, safe deposit boxes, U.S. savings bonds, automatic account transfers, peer-to-peer electronic pay solutions and personal financial management solutions.
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
We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions, technology companies, and other financial service providers, such as money market funds, fintech companies, brokerage firms, consumer finance companies, asset-based nonbank lenders, insurance companies and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can.
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

Human Capital Management
At December 31, 2022, we had 1,011 full-time equivalent employees, who benefit from a variety of initiatives designed to retain, grow, and develop them in becoming the best versions of themselves. At Origin, our culture has always been the foundation of our success. We work to define our culture in everything we do. It is in our attitudes, our diversity, our core values; it is in our interactions with our customers and communities. Culture is the soul of who we are as a company, and it starts with our employees.
Safe Work Environment
Throughout our history, we have been committed to employee and customer health and safety. This focus was magnified with the impact of COVID-19 and employee and customer health and safety continues to be one of our top priorities. While COVID-19 variants have evolved and changed our support of our employees and customer health has remained unwavering. During the pandemic, we expanded our work from home (“WFH”) capabilities in order to allow our employees to better serve our customers while putting safety first, and this option has allowed smooth operations while variants of the virus ebb and flow.
Compensation and Benefits
We provide competitive compensation and benefits in order to attract and retain top talent. In addition to base pay and stock awards, we have several incentive programs that are designed to link performance to pay and drive results towards the achievement of overall corporate goals. We also provide a myriad of benefits through programs such as DreamManager®, Health and Wellness coaching, Leadership Academies, Financial Wellness Initiatives, and Project Enrich, as detailed below.

Employee Engagement

Our Dream Manager® program assists our employees in meeting their own personal and professional goals in addition to helping them improve physically, emotionally, intellectually, and spiritually. Over 250 employees have participated in this program since 2019. We launched a nationally-recognized financial wellness program (“SmartDollar”) during 2021 that is designed to assist our employees in becoming debt-free and saving money for emergencies and retirement, empowering them to become better financially prepared for their future, which during 2022, had an over 40% participation rate. Due to our adoption rate, we won a national award in 2021 from the Dave Ramsey Foundation called the “Vision” award. Also in 2021, we hired a certified Holistic Health Coach to spearhead our Health & Wellness initiatives. In addition to providing health and wellness information on a regular basis to all employees, we currently have approximately 10% of our employees working directly with our Health Coach on a personalized basis to meet their desire to be healthier. Additionally, in one specific initiative designed to help the communities we serve, our Project Enrich program provides employees with up to twenty hours of paid time off to volunteer in their communities. In 2022, the employees of Origin volunteered 2,874 hours in the community during bank time, not including many more on personal time.

Employee Feedback
Employee feedback is highly valued at Origin and our employees provide anonymous input via quarterly surveys facilitated by Glint, a LinkedIn company. Our employees consistently rank Origin in the top 10% of Glint’s global customer base with regard to employee engagement. We regularly receive hundreds of written comments each quarter that in turn are used to improve processes, policies, or programs in an effort to show tangible affirmation of those comments. We also have continued a practice that was implemented at the beginning of the pandemic called “The Origin Insider”. This webinar event occurs monthly and features speakers (internal and external) for our employees on a wide range of topics promoting, among other things, employee engagement and satisfaction. The employees are able to submit questions for the speakers in advance of the webinar.
Talent Development
Talent development at Origin begins with our comprehensive recruitment program and continues throughout the employee life cycle. Beginning in 2021 and continuing throughout 2022, we implemented the Giving Interns Valuable Experience (g.i.v.e.) program, and welcomed a very diverse (both in gender and race) group of 27 interns from 17 different universities. The program was successful at promoting Origin’s brand and resulted in strong experiential feedback while also creating job opportunities for four of the 27 interns during 2021 and 2022.

We utilize assessment tools and provide multiple resources and venues, such as our Career Development Center, for employees to determine what career path is the best fit for them in order to help them grow and enhance their promotional opportunities. We also provide advanced leadership development via our Leadership Academy classes, which provide structured training, collaboration with other aspiring leaders throughout the organization, and mentoring relationships. In addition, we provide a senior-level two-year class called the Origin Leadership Academy, which focuses on the development of next-generation executives. Participants in the Origin Leadership Academy are appointed by senior management. Further, all employees are eligible to apply for participation in the “Emerging Leaders Council”, which is a one-year program designed to train and develop emerging leaders in our organization. Beginning in 2021, we implemented a program called “Career Manager” which provides young professionals within our organization one-on-one time with senior leaders to enhance their career aspirations and accelerate their understanding of the business of banking. This program also helps with employee retention. The pilot class included five individuals who all graduated from the program and currently four individuals are in the program. We find benefit in developing our future leaders from within and succession plans are in place for senior level positions as well as many other key leadership positions.
Diversity & Inclusion
At Origin, one of our core values is, genuine respect for yourself and others. This value makes the support of diversity, equity and inclusion a natural fit for our culture and essential to the way we conduct business, foster individual and team enrichment, and participate in our communities. We believe it is only with a diverse, equitable, and inclusive workplace that the organization can truly perform at its best, carry out its vision, and make a difference in the communities we serve. We believe all employees should be given opportunities to perform to their full potential, knowing their performance will be measured and rewarded fairly.
In 2023, Origin Bank announced our newly formed Diversity Council, which consists of 18 diverse employees that will collectively advance our Diversity, Equity, and Inclusion efforts in a way that makes a difference within our workplace and in the communities we serve.
In order to support and enhance our culture, the Company’s talent acquisition team attends job fairs that attract ethnically and culturally diverse employees. We also have engaged a third-party workforce development company that utilizes a connected system of job recruiting sites that post our employment opportunities with various groups that include, but are not limited to the following: veterans, LGBTQ-identifying individuals, individuals with disabilities, minorities and women, professional and industry organizations, skilled trade associations and college students. Also, we have a formal internship program that is designed to develop a strong pool of diverse candidates through on-campus recruiting with local colleges and universities including local Historically Black Colleges and Universities. Additionally, all employees participate in diversity training and managers have additional, in-depth training on recognizing unconscious biases and access to brand new micro learning lessons every week to help respond to current needs around diversity and inclusion.
Also, we recently introduced VIBE Central in Workday. VIBE stands for Value, Inclusion, Belonging and Equity. This allows senior leaders in our organization to set goals and monitor progress by assessing, measuring, benchmarking, and managing diversity and inclusion by the dimensions of their choice, such as race/ethnicity and gender.
Origin has been recognized as a “Best Bank to Work For” by American Banker magazine for ten consecutive years and was named the 2nd "Best Bank to Work For" in America in 2022, which we believe is attributable to our deep commitment to corporate culture, and our focus on initiatives to support and develop our employees. This ranking is based on feedback from surveys given directly to the American Banker magazine from our employees. We have built our success on valued relationships beginning with our employees, who then build long-term, customer-focused relationships throughout our footprint.
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
Supervision, Regulation and Other Factors
We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Origin Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and Origin Bank, are difficult to predict. Regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or to Origin Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and Origin Bank’s business, operations, and earnings.
Origin Bank, and in some cases, we and our nonbank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and clients, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the U.S. banking and financial system rather than holders of our securities.
Regulation of the Company
We are registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act, as amended (the “BHC Act”) and have elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements. In addition, the Louisiana Office of Financial Institutions (the “OFI”) regulates bank holding companies that own Louisiana-chartered banks, such as us, under the bank holding company laws of the State of Louisiana. Various federal and state bodies regulate and supervise our non-bank activities including our insurance agency activities. These include, but are not limited to, various state regulators of insurance activities.
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our securities.
Activity Limitations
As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. We rely on our financial holding company status to engage in insurance agency activities.
If Origin Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Origin Bank receives a rating of less than satisfactory under the Community Reinvestment Act, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Origin Bank is well-capitalized under applicable regulatory standards as of December 31, 2022, and Origin Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
Source of Strength Obligations
A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as Origin Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Origin Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to Origin Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of Origin Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Origin Bank is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Louisiana or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the company in combatting money laundering.
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any FDIC-insured bank, such as Origin Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board ("PCAOB"), and the Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which banking organizations may continue to engage and requires us to maintain a compliance program. Banking organizations, such as us, with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets are exempt from the Volcker Rule.

Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Origin Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. Further, the capital conservation buffer described above would limit discretionary bonus payments to bank executives if the institution's regulatory capital ratios failed to exceed certain thresholds. We and Origin Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Other Regulatory Matters
We and our subsidiaries are subject to oversight by the SEC, the PCAOB, the Nasdaq, and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.
Capital Requirements
We and Origin Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
We and Origin Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5%, comprised of CET1, above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized, Origin Bank must maintain at least the following capital ratios:
•    6.5% CET1 to risk-weighted assets;
•    8.0% Tier 1 capital to risk-weighted assets;
•    10.0% Total capital to risk-weighted assets; and
•    5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or Origin Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
In 2022, the Company’s and Origin Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Origin Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023. Please see Note 18 - Capital and Regulatory Matters in the notes to the consolidated financial statements for consolidated capital ratios of the Company and Origin Bank as of December 31, 2022.
Payment of Dividends
We are a legal entity separate and distinct from Origin Bank and our other subsidiaries. Under the laws of the State of Louisiana, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends that we may pay.

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Origin Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Origin Bank may pay. Origin Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, Origin Bank may pay dividends to us without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the bank's net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. Additionally, to pay dividends to us, under Louisiana law Origin Bank must have unimpaired surplus that equals or exceeds fifty percent of its outstanding capital stock. Further, under federal law, Origin Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized.
In addition, we and Origin Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
•    its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•    its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•    it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
Regulation of the Bank
Origin Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the OFI. As a member bank of the Federal Reserve System, Origin Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with $10 billion or less in total assets is fixed at 6%, which currently applies to us. However, the annual dividend rate for member banks with total assets in excess of $10 billion, is based on a floating dividend rate tied to10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
The deposits of Origin Bank are insured by the FDIC up to applicable limits, and, accordingly, Origin Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over Origin Bank. In addition, as discussed in more detail below, Origin Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation by the CFPB. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
Broadly, regulations applicable to Origin Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by Origin Bank; and requirements governing risk management practices. Subject to Federal Reserve approval and certain state filing requirements, Origin Bank is permitted under federal law to branch on a de novo basis across state lines wherever the laws of that state would permit a bank chartered by that state to establish a branch.

Transactions with Affiliates and Insiders
Origin Bank is subject to restrictions on extensions of credit and certain other transactions between Origin Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of Origin Bank’s capital and surplus, and all such transactions between Origin Bank and the Company and all of its nonbank affiliates combined are limited to 20% of Origin Bank’s capital and surplus. Loans and other extensions of credit from Origin Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between Origin Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as Origin Bank, to their directors, executive officers and principal shareholders.
FDIC Insurance Assessments and Depositor Preference
Origin Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. Origin Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and determines the applicable rate based upon a range of factors, including certain additional factors for institutions in excess of $10 billion assets. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.
As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including Origin Bank, if the DIF reserve ratio is not restored as projected.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Origin Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years. On June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs. As of December 31, 2022, no such regulations have been proposed.
Economic Sanctions
The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•    Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•    Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both consumer and commercial clients. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. As of December 31, 2022, our CRE loan concentrations were below the Guidance thresholds discussed above.

Debit Interchange Fees
Debit card interchange fee restrictions set forth in the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 bps multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks and allows merchants to determine transaction routing.
Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year end.
Community Reinvestment Act
Origin Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Origin Bank’s CRA record is made available to the public. CRA agreements with private parties must be disclosed and annual CRA reports must be made to the Federal Reserve. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Origin Bank has a rating of “Satisfactory” in its most recent CRA evaluation.
On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect Origin Bank’s CRA compliance obligations in the future.
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of non-public consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. Origin Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach. Origin Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their primary federal regulator within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. As a result, financial institutions, like the Company and Origin Bank, are expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. Our information security protocols are designed in part to adhere to the requirements of this guidance.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our clients are located.
Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the client obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the client not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
Consumer Regulation
Activities of Origin Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:
•    limit the interest and other charges collected or contracted for by Origin Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
•    govern Origin Bank’s disclosures of credit terms to consumer borrowers;
•    require Origin Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•    prohibit Origin Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•    govern the manner in which Origin Bank may collect consumer debts; and
•    prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
Mortgage Regulation
The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”

The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
The CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continued during the COVID-19 pandemic emergency.
Non-Discrimination Policies
Origin Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice, and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
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
LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.
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
Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully after the summary, and risks include, but are not limited to, the following:
•Current uncertain economic conditions (both domestic and international) pose challenges, and could adversely affect our business, financial condition and results of operations;
•Changes in interest rates could have an adverse impact on our results of operations and financial condition including decreased net interest margin, impact on loan demand, competition for, and increased cost of funding, deposits, and the value of our securities portfolio (including any losses recognized);
•We are subject to risks related to inflation, rising prices and the government and Federal Reserve response to the same;
•We may not be able to adequately measure and limit our credit risk;
•Our allowance for loan credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio and our earnings could decrease;
•Negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans;
•The deterioration in value of receivables, inventory, equipment or other commercial collateral could expose us to credit losses;
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
•We are subject to various risks associated with COVID-19;
•The loss of executive management or other key employees, as well as our ability to attract and retain profitable bankers, could adversely impact our business or reputation;
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
•Our ability to maintain our reputation is critical to the success of our business;
•Risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
•Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have an adverse effect on our ability to successfully implement our business strategy;
•We may pursue acquisitions or new lines of business in the future, which could expose us to financial, execution and operational risks;
•We are susceptible to environmental risks, such as hurricanes and other natural disasters, adverse weather and climate change effects;
•We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology;
•The effectiveness of derivative financial instruments and hedging activities to manage risks;
•We are subject to various liquidity risks, credit, and market risks;
•Risks related to the extensive use, reliability, disruption, and accuracy of the models and data we rely on;
•Our ability to maintain adequate internal controls over financial reporting;
•Our reliance on third parties to provide key components of our business infrastructure;
•Risks related to potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
•We operate in a highly regulated environment and the laws and regulations that govern our operations, including accounting policies, standards, and interpretations, could subject us to regulatory consequences;
•We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions;
•The market price of our common stock may be subject to substantial fluctuations and is subject to risk of loss; and
•Other factors and risks described under “Risk Factors” herein and in any of our subsequent reports filed with the SEC and available on our website at www.sec.gov.

Risks Related to Our Business
Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.
We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen economic recovery, continuing supply chain issues, labor shortages and inflation risk are affecting the continued recovery. Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on our borrowers, which could adversely affect our business, financial condition and results of operations. We decreased the expense for credit losses over fiscal year 2021 as the economy began to recover, however, deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for credit losses. We could also face the following risks in connection with the following events:
•inflationary pressures remained elevated throughout 2022 and are likely to continue into 2023;
•market developments and economic stagnation or slowdown may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;
•the processes we use to estimate the allowance for credit losses and other reserves may prove to be unreliable. Such estimates rely upon complex modeling inputs and judgments, including forecasts of economic conditions, which may be rendered inaccurate and/or no longer subject to accurate forecasting;
•our ability to assess the creditworthiness of our borrowers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future charge-offs;
•regulatory scrutiny of the industry could increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation or fines;
•ineffective monetary policy or other market conditions could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition;
•erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit our ability to pursue growth and return profits to shareholders; and
•the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions.
If these conditions or similar ones continue to exist or worsen, we could experience adverse effects on our financial condition.
Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve has increased interest rates rapidly. Further, the Federal Reserve announced an intention to take further actions to mitigate inflationary pressures. Rapid changes in interest rates may make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, or having other adverse impacts on our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. The increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business.

Further, our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference or spread, between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities may fluctuate. This can cause decreases in our spread and can adversely affect our earnings and financial condition.
Interest rates are highly sensitive to many factors including:
•The rate of inflation;
•Economic conditions;
•Federal monetary policies; and
•Stability of domestic and foreign markets.
Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2022, our net interest income simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 3.64% and 7.10%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.26% and 6.72%, respectively, relative to the base case over the next 12 months. These are estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instant and constant across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive (loss) income and equity levels through accumulated other comprehensive (loss) income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position.
Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Moreover, although we have implemented practices we believe will reduce the potential effects of changes in interest rates on our net interest income, these practices may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.
In addition, we originate residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and fee income, which we report as gain on sale of loans. Decreasing interest rates generally result in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This typically leads to reinvestment at lower rates than the loans or securities were paying. Changes in market interest rates could also reduce the value of our financial assets. Our financial condition and results of operations could be adversely affected if we are unsuccessful in managing the effects of changes in interest rates.
Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.
As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights on unpaid principal balances of $1.90 billion at December 31, 2022. During the second half of 2022, we entered into an agreement to sell our GNMA mortgage servicing rights portfolio, which met all final sale conditions in early 2023. We sold approximately $1.8 million in GNMA mortgage servicing rights, representing $453.3 million in unpaid principal balances and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million.

A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. At December 31, 2022, our mortgage servicing rights had a fair value of $20.8 million, compared to $16.2 million at December 31, 2021. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose in 2022 at levels not seen for over 40 years. Inflationary pressures are likely to continue into 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.
The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which may adversely impact our liquidity, results of operations, financial condition and capital position.
Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower's ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.
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
Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan credit losses that represents management's judgment of expected losses and risks inherent in our loan portfolio. The level of the allowance reflects management's continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan credit losses and additional expenses may be incurred. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance. Further, if actual charge-offs in future periods exceed our estimation of charge-offs, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan credit losses for any reason, such increases could have an adverse effect on our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans and result in loan and other losses.
Real estate values in many Texas, Louisiana and Mississippi markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. At December 31, 2022, $4.73 billion, or 66.7%, of our total LHFI was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.
The geographic concentration of our markets in Texas, Louisiana and Mississippi makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike larger financial institutions that are more geographically diversified, we are a regional bank concentrated in the Interstate 20 Corridor between the Dallas/Fort Worth metropolitan area, East Texas, North Louisiana and Jackson, Mississippi, as well as in Houston, Texas. At December 31, 2022, 66.1% of our total loans (by dollar amount), excluding mortgage warehouse lines of credit, were made to borrowers who reside or conduct business in Texas, 20.5% attributable to Louisiana and 7.3% attributable to Mississippi, and substantially all of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. At December 31, 2022, our non-owner-occupied commercial real estate loans totaled $1.46 billion, or 20.6%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
At December 31, 2022, approximately $2.05 billion, or 28.9%, of our total loans were commercial and industrial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. At December 31, 2022, the size of our average loan held for investment was approximately $523,987. Further, at December 31, 2022, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 10.8% of our outstanding loan portfolio, and 12.1% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.
Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency caused significant disruption in the United States and international economies and financial markets and continues to cause illness, quarantines, reduced attendance at events and reduced travel, reduced commercial and financial activity, and overall economic and financial market instability.
While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus. Any worsening of the pandemic and its effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our consolidated balance sheets such as goodwill. Our customers, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected.
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
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of our data processing functions are not handled by us directly, but are outsourced to third-party providers. Our facilities and systems, and those of our third-party service providers, may be vulnerable to threats to data security, security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals intent on committing cyber-crime. Our controls and protections and those of our vendors could prove inadequate. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other companies in the United States, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of our own. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted.
Cyber-security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. For example, a final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.
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
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the 1-month, 3-month, 6-month and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. Regardless, the federal banking agencies issued guidance on November 30, 2020, encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation. We suspended the utilization of LIBOR as an index for new and renewed loans and instrument contracts as of December 31, 2021.
To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023.
Given LIBOR's extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions and could have a range of adverse effects on our business, financial condition and results of operations. Our commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. Among other products, at December 31, 2022, we had approximately $1.07 billion of loans indexed to LIBOR. Our products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, litigation, reputational or compliance risks to us.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, swaps and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. All our notes contain fallback language that allows us to replace the index in the event LIBOR becomes unavailable, or unascertainable, ceases to be published or is otherwise unreliable. We determine the replacement index in our sole discretion and can include an effective adjustment to the spread. In addition, any inadequate fallback language may result in issues establishing an alternative index and adjusting the margin as applicable. We continue to monitor this activity and evaluate the related risks. In addition, in light of the FCA's announced schedule for the cessation of LIBOR, we will continue to renegotiate credit agreements executed prior to the addition of the LIBOR fallback language and extending beyond June 30, 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with SOFR or another new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations.
Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations. Any failure to adequately manage this transition process with our customers could also adversely impact our reputation.

We will be subject to heightened regulatory requirements if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
As of December 31, 2022, our total assets were $9.69 billion. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to limits on debit interchange fees pursuant to Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment; eligible for potentially a smaller dividend on holdings of Federal Reserve Bank stock; subject to the Volcker Rule’s limitations on proprietary trading and investments or sponsorship in covered funds; subject to the large bank assessment methodology for calculating FDIC insurance premiums; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, among other things, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.
We will become subject to reduced debit interchange income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
Debit card interchange fee restrictions set forth in the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year end. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Our interchange fees for the year ended December 31, 2022, were $7.7 million.
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
We operate in the highly competitive banking industry and face significant competition for customers from bank and nonbank competitors (including fintech companies), particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.
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
While we carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products and services we offer. Adverse reputational impacts or events may also increase our litigation risk.
Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion ("DEI"), environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations. Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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
•litigation risk; and
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
A significant portion of our business is generated from markets that have been, and may continue to be, damaged by hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, which may grow more severe as a result of climate change. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, climate change or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that could have an adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services and an established and growing demand for mobile and other phone and computer banking applications. The effective use of technology increases efficiency and enables financial institutions to reduce costs as well as service our customers better. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses, and have increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
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
Historically, we have originated mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2022, 2021 or 2020.
A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels daily. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If our customers move money out of deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Access to liquidity may be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment.
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
At December 31, 2022, the fair value of our portfolio of available for sale investment securities was approximately $1.64 billion, which included a net unrealized loss of approximately $203.5 million, before taxes. The decline in the fair value of our available for sale investment securities during the year ended December 31, 2022, negatively impacted total stockholders' equity, primarily due to the steepening of the short end of the yield curve that occurred during the first three quarters of 2022. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, account analysis and mortgage servicing. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. In addition, we have engaged a third-party to administer our mortgage servicing activities through a subservicing arrangement. While we endeavor to manage and oversee our third-party vendors, these vendors may have contact with our customers and address customer complaints, which creates reputational and, potentially, regulatory risk. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.
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
We may be subject to claims and litigation pertaining to intellectual property.
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
We and other financial institutions have been the subject of litigation, investigations and other proceedings which could result in legal liability and damage to our reputation.
We and certain of our directors, officers and subsidiaries are named from time to time as defendants in litigation and are the subject of investigations and other proceedings relating to our business and activities. Past, present and future litigation has included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings

(both formal and informal) by governmental, law enforcement and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions, amendments and/or restatements of our SEC filings and/or financial statements, determinations of material weaknesses in our disclosure controls and procedures or other relief. Substantial legal liability or significant regulatory action against us, as well as matters in which we are involved that are ultimately determined in our favor, could materially adversely affect our business, financial condition or results of operations, cause significant reputational harm to our business, divert management attention from the operation of our business and/or result in additional litigation.
Banking institutions are also increasingly the target of class action lawsuits. Most recently there has been an increase in class action lawsuits filed claiming deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges. In September 2021, we received a class action complaint alleging that we have improperly charged and collected overdraft fees on debit card transaction that were allegedly authorized while the account was positive, but settled when the account was negative or overdrafted. Similarly, in January 2023, we received a class action complaint alleging that we have improperly charged and collected non-sufficient funds fees on items re-presented for payment. We are vigorously defending these actions and monitoring activity with similar class action lawsuits. If a court rules adversely to our defense of any class action lawsuits, or if we enter into a settlement agreement in connection with any class action lawsuit, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition and operating results.
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
The Paycheck Protection Program ("PPP") has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling Origin Bank to rely on borrower certifications, and they may take more aggressive actions against Origin Bank for alleged violations of the provisions governing Origin Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.
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
Failure by Origin Bank to perform satisfactorily on its Community Reinvestment Act ("CRA") evaluations could make it more difficult for our business to grow.
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
The deposits of Origin Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank's regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Beginning in the first quarterly assessment period of 2023, the FDIC deposit insurance premiums were increased by two basis points. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.

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
•the number (if any) of securities analysts covering us;
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
Additionally, because our primary asset is our investment in the stock of Origin Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the Bank's ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. In addition, our and the Bank's ability to declare and pay dividends depends on numerous laws and banking regulations and guidance that limit our and the Bank's ability to pay dividends, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.
An investment in our common stock is not an insured deposit and is subject to risk of loss.
Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2022, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operated through 59 banking centers in Texas, Louisiana and Mississippi. At December 31, 2022, we had 19 banking centers in North Louisiana, 16 banking centers and two loan production offices in the Dallas-Fort Worth metroplex area, nine banking centers in East Texas, nine banking centers in the Houston metroplex, and six banking centers in the Ridgeland, Mississippi area. At December 31, 2022, Origin Bank owned its main office building and 30 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, the terms of which range from month to month to 30 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
At December 31, 2022, our insurance holdings operated through 12 leased offices primarily located in Louisiana.
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
At February 6, 2023, there were approximately 6,311 holders of record of our common stock as reported by our transfer agent.
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors. The primary source for dividends paid to stockholders are dividends or capital distributions paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends. See "Item 1. Business - Regulation and Supervision" above and see Note 18 - Capital and Regulatory Matters contained in Item 8 of this report.
Equity Compensation Plans
See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index, the Nasdaq U.S. Benchmark Banks TR Index and the Nasdaq OMX ABA Community Bank TR index (collectively the "Indices") for the period beginning on May 9, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "OBNK", through December 31, 2022. The following reflects index values as of close of trading, assumes $100.00 invested on May 9, 2018, in our common stock, and the Indices and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.
After careful consideration of industry, average asset size, market capitalization, constituents within the indices, and overall comparability to our compensation peer group, we have determined the most comparable index is represented by the Nasdaq OMX ABA Community Bank TR Index.

	May 9, 2018	Jun 30, 2018	Dec 31, 2018	Jun 30, 2019	Dec 31, 2019	Jun 30, 2020	Dec 31, 2020	Jun 30, 2021	Dec 31, 2021	Jun 30, 2022	Dec 31, 2022
Origin Bancorp, Inc.	$100.00	$120.51	$100.48	$97.49	$112.41	$65.87	$83.80	$128.80	$131.00	$119.25	$113.57
Nasdaq Composite Index	100.00	102.32	90.40	109.08	122.24	137.04	175.34	197.60	213.15	150.26	142.60
Nasdaq U.S. Benchmark Banks TR Index	100.00	95.30	81.39	94.85	111.66	73.29	97.37	126.7	133.69	103.47	110.61
Nasdaq OMX ABA Community Bank TR Index	100.00	99.32	79.43	89.43	98.17	68.32	88.00	109.88	118.81	101.64	109.08

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
At December 31, 2022, there remained $50.0 million of capacity under the stock repurchase program. There were no stock repurchases during the year ended December 31, 2022.

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
Discussion in this Form 10-K includes results of operations and financial condition for 2022 and 2021 and year-over-year comparisons between 2022 and 2021. For discussion on results of operations and financial condition pertaining to 2021 and 2020 and year-over-year comparisons between 2021 and 2020, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.
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
Allowance for Loan Credit Losses. The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The amount of the allowance for loan credit losses is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of allowance for loan credit losses, it could materially and adversely affect our earnings. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are charged against the allowance for loan credit losses when management believes the loss is confirmed.

Loan Acquisition Accounting. We account for our mergers/acquisitions under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value for acquired loans at the time of acquisition or merger is based on a variety of factors, including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination is a purchase credit deteriorated (“PCD”) loan. The net premium or discount on PCD loans is adjusted by the Company’s allowance for credit losses recorded at the time of merger/acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the effective interest rate method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. We then record the necessary allowance for credit losses on the non-PCD loans through provision for loan credit losses expense.
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the Current Expected Credit Loss (“CECL”) methodology during the 2020 calendar year with the option to delay the regulatory capital impact for up to two years (beginning January 1, 2020), followed by a three-year transition period. We elected to use the two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020, through December 31, 2021), followed by the three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022, through December 31, 2024), and, accordingly, we began to amortize the CECL adoption impact to our regulatory capital beginning on January 1, 2022. The amount representing the CECL impact to the Company's regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $5.1 million and $7.6 million at December 31, 2022 and 2021, respectively.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly-owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently operate 59 banking centers located in Dallas/Fort Worth, East Texas, Houston, North Louisiana and Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.

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
Results of Operations
Selected income statement data, returns on average assets and average equity for the comparable periods were as follows:

(Dollars in thousands, except per share amounts)	At and for the Years Ended December 31,
	2022	2021	2020
Net income	$87,715	$108,546	$36,357

Financial ratios:
ROAA(1)	1.01%	1.45%	0.56%
ROAE(1)	10.81	15.79	5.82

Capital ratio:
Book value per common share	$30.90	$30.75	$27.53
____________________________
(1)All average balances are calculated using average daily balances.
Net Interest Income and Net Interest Margin
During the third quarter of 2022, we completed our merger with BTH. As a result of the merger, the Company acquired $1.24 billion in loans, net of fair value accounting adjustments, $456.8 million in investment securities and $1.57 billion in deposits, which impacted most net interest income and interest expense categories.
Net interest income for the year ended December 31, 2022, was $275.3 million, an increase of $59.0 million compared to the year ended December 31, 2021. Increases in interest rates and average interest-earning assets drove increases of $51.5 million and $33.5 million, respectively, in total interest income. The increase in total interest income was offset by a $25.9 million increase in interest expense; $22.5 million of the increase was driven by increases in interest rates. Purchase accounting accretion on acquired loans was $2.8 million for the year ended December 31, 2022, with remaining purchase accounting net loan discounts totaling $2.2 million at December 31, 2022. Net purchase accounting accretion income on deposits and subordinated indebtedness totaled $472,000 for the year ended December 31, 2022, bringing the impact from purchase accounting treatment on total net interest income to $3.3 million for the year ended December 31, 2022.

Interest income earned on LHFI during the year ended December 31, 2022, increased in all loan categories, except for mortgage warehouse lines of credit, when compared to the year ended December 31, 2021. Interest income earned on commercial real estate and commercial and industrial loans contributed $26.4 million and $23.4 million, respectively, of the $68.6 million total increase in interest income earned on LHFI when compared to the year ended December 31, 2021. These increases were offset by an $8.7 million decrease in interest income earned on mortgage warehouse lines of credit for the year ended December 31, 2022, compared to the year ended December 31, 2021. Increases in mortgage interest rates during the year ended December 31, 2022, negatively impacted the volume of mortgage warehouse lines during the year ended December 31, 2022.
An increase in average balances drove $18.5 million of the $26.4 million increase in interest income earned on commercial real estate, while increases in interest rates drove $21.4 million of the $23.4 million increase in interest income earned on commercial and industrial loans for the comparable periods. The merger with BTH contributed $79.0 million of the $449.4 million growth in average balances in commercial real estate.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. In early 2020, the Federal Reserve lowered the target rate range to 0.00% to 0.25%, which remained in effect throughout all of 2021. On March 17, 2022, the target rate range was increased to 0.25% to 0.50%, then subsequently increased six more times during 2022, to 4.25% to 4.50%. At December 31, 2022, the Federal Funds target rate had range increased 425 basis points on a year-to-date basis. In order to remain competitive as market interest rates increase, interest rates paid on deposits must also increase. Increases in interest rates contributed $43.3 million to the total increase in interest income earned on total LHFI, while interest rates increased our total deposit interest expense and FHLB and advances and other borrowings interest expense by $19.0 million and $3.3 million, respectively.
The fully tax-equivalent net interest margin was 3.42% for the year ended December 31, 2022, a 32 basis point increase from the year ended December 31, 2021. The yield earned on interest-earning assets for the year ended December 31, 2022, was 4.02%, a 60 basis point increase from 3.42% for the year ended December 31, 2021. This increase was partially offset by a 43 basis point increase in interest rates paid on total interest-bearing liabilities. The net increase in purchase accounting accretion income due to the BTH merger increased the fully tax-equivalent NIM by four basis points during the year ended December 31, 2022.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the year ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$1,951,246	$88,175	4.52%	$1,501,890	$61,804	4.12%	$1,322,477	$59,059	4.47%
Construction/land/land development	708,758	36,352	5.13	528,618	21,914	4.15	554,038	25,255	4.56
Residential real estate	1,143,190	49,635	4.34	916,039	37,045	4.04	769,838	34,147	4.44
Commercial and industrial	1,675,719	90,499	5.40	1,627,077	67,064	4.12	1,710,648	64,619	3.78
Mortgage warehouse lines of credit	420,639	18,732	4.45	753,588	27,470	3.65	574,837	22,320	4.15
Consumer	20,913	1,444	6.91	16,764	972	5.80	18,707	1,195	6.39
LHFI	5,920,465	284,837	4.81	5,343,976	216,269	4.05	4,950,545	206,595	4.17
Loans held for sale	32,272	1,313	4.07	68,917	2,512	3.65	82,178	2,519	3.07
Loans receivable	5,952,737	286,150	4.81	5,412,893	218,781	4.04	5,032,723	209,114	4.16
Investment securities-taxable	1,497,226	27,795	1.86	899,532	14,555	1.62	536,816	11,302	2.11
Investment securities-non-taxable	270,701	7,172	2.65	280,157	6,337	2.26	214,224	5,428	2.53
Non-marketable equity securities held in other financial institutions	58,441	1,802	3.08	48,970	1,181	2.41	42,782	1,055	2.47
Interest-bearing deposits in banks	349,484	3,685	1.05	418,034	802	0.19	276,423	1,803	0.65
Total interest-earning assets	8,128,589	326,604	4.02	7,059,586	241,656	3.42	6,102,968	228,702	3.75
Noninterest-earning assets(2)	557,642			411,341			339,560
Total assets	$8,686,231			$7,470,927			$6,442,528

Liabilities and Stockholders' Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,066,981	$29,025	0.71%	$3,640,713	$8,842	0.24%	$2,904,587	$15,215	0.52%
Time deposits	616,197	4,484	0.73	607,742	4,576	0.75	735,297	11,935	1.62
Total interest-bearing deposits	4,683,178	33,509	0.72	4,248,455	13,418	0.32	3,639,884	27,150	0.75
FHLB advances & other borrowings	444,426	9,411	2.12	337,076	4,654	1.38	468,974	5,895	1.26
Subordinated indebtedness	176,028	8,406	4.78	157,304	7,332	4.66	88,358	4,121	4.66
Total interest-bearing liabilities	5,303,632	51,326	0.97	4,742,835	25,404	0.54	4,197,216	37,166	0.89
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,422,132			1,905,045			1,499,936
Other liabilities(2)	148,984			135,399			120,796
Total liabilities	7,874,748			6,783,279			5,817,948
Stockholders' Equity	811,483			687,648			624,580
Total liabilities and stockholders' equity	$8,686,231			$7,470,927			$6,442,528
Net interest spread			3.05%			2.88%			2.86%
Net interest income and margin		$275,278	3.39		$216,252	3.06		$191,536	3.14
Net interest income and margin - (tax equivalent)(3)		$278,403	3.42		$219,155	3.10		$194,196	3.18
____________________________

(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $33.6 million, $53.9 million and $37.7 million for the year ended December 31, 2022, 2021 and 2020, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. For more information on the GNMA repurchase option, see Note 10 - Mortgage Banking in the notes to our consolidated financial statements.
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

	Year Ended December 31, 2022 vs. Year Ended December 31, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$18,491	$7,880	$26,371
Construction/land/land development	7,468	6,970	14,438
Residential real estate	9,186	3,404	12,590
Commercial and industrial	2,005	21,430	23,435
Mortgage warehouse lines of credit	(12,137)	3,399	(8,738)
Consumer	240	232	472
Loans held for sale	(1,336)	137	(1,199)
Loans receivable	23,917	43,452	67,369
Investment securities-taxable	9,671	3,569	13,240
Investment securities-non-taxable	(214)	1,049	835
Non-marketable equity securities held in other financial institutions	229	392	621
Interest-bearing deposits in banks	(131)	3,014	2,883
Total interest-earning assets	33,472	51,476	84,948
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	1,035	19,148	20,183
Time deposits	64	(156)	(92)
FHLB advances & other borrowings	1,482	3,275	4,757
Subordinated indebtedness	873	201	1,074
Total interest-bearing liabilities	3,454	22,468	25,922
Net interest income	$30,018	$29,008	$59,026

	Year Ended December 31, 2021 vs. Year Ended December 31, 2020
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$8,012	$(5,267)	$2,745
Construction/land/land development	(1,159)	(2,182)	(3,341)
Residential real estate	6,485	(3,587)	2,898
PPP	(197)	9,583	9,386
Commercial and industrial excl. PPP	(2,960)	(3,981)	(6,941)
Mortgage warehouse lines of credit	6,940	(1,790)	5,150
Consumer	(124)	(99)	(223)
Loans held for sale	(407)	400	(7)
Loans receivable	16,590	(6,923)	9,667
Investment securities-taxable	7,637	(4,384)	3,253
Investment securities-non-taxable	1,670	(761)	909
Non-marketable equity securities held in other financial institutions	153	(27)	126
Interest-bearing deposits in banks	924	(1,925)	(1,001)
Total interest-earning assets	26,974	(14,020)	12,954
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	3,856	(10,229)	(6,373)
Time deposits	(2,070)	(5,289)	(7,359)
FHLB advances & other borrowings	(1,658)	417	(1,241)
Subordinated indebtedness	3,216	(5)	3,211
Total interest-bearing liabilities	3,344	(15,106)	(11,762)
Net interest income	$23,630	$1,086	$24,716

Provision for Credit Losses
We recorded a provision for credit loss expense of $24.7 million for the year ended December 31, 2022, a $35.5 million increase from a provision net benefit of $10.8 million for the year ended December 31, 2021. The increase was primarily due to the merger with BTH, which drove a $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans. In addition, the total LHFI, excluding BTH loans and mortgage warehouse lines of credit, increased $978.6 million during the comparable periods. Net charge-offs were $4.6 million during the year ended December 31, 2022, compared to $11.3 million during the year ended December 31, 2021, while the allowance for loan credit losses to nonperforming LHFI was 876.87% at December 31, 2022, compared to 259.35% at December 31, 2021, primarily driven by a $15.0 million decrease in nonperforming LHFI at December 31, 2022, compared to December 31, 2021, as well as the $22.6 million increase in the Company’s allowance for loan credit losses during the intervening period. While the majority of our credit metrics continue to improve, uncertainty remains due to risks related to continued inflation, economic recession concerns, market interest rate increases, geopolitical risks, labor pressures, and continued global supply-chain disruptions.
The provision for credit losses, which includes the provisions for loan losses, off-balance sheet commitments and investment security credit losses, is based on management's assessment of the adequacy of our allowance for credit losses ("ACL") for loans, securities and our reserve for off-balance sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management's best estimate of life of loan credit losses inherent in our loan portfolio at the balance sheet date, investment security credit losses and our reserve for off-balance sheet lending commitments, which reflects management's best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
Noninterest income:	2022	2021	2020	$ Change	% Change	$ Change	% Change
Service charges and fees	$17,669	$15,049	$12,998	$2,620	17.4%	$2,051	15.8%
Insurance commission and fee income	22,869	13,098	12,746	9,771	74.6	352	2.8
Mortgage banking revenue	6,722	12,927	29,603	(6,205)	(48.0)	(16,676)	(56.3)
Other fee income	3,530	2,879	2,253	651	22.6	626	27.8
Gain on sales of securities, net	1,664	1,748	580	(84)	(4.8)	1,168	N/M
Loss on sales and disposals of other assets, net	(175)	(185)	(1,213)	10	5.4	1,028	(84.7)
Limited partnership investment (loss) income	(199)	5,701	78	(5,900)	(103.5)	5,623	N/M
Swap fee income	457	814	2,546	(357)	(43.9)	(1,732)	(68.0)
Other income	4,737	10,162	5,061	(5,425)	(53.4)	5,101	100.8
Total noninterest income	$57,274	$62,193	$64,652	$(4,919)	(7.9)	$(2,459)	(3.8)

____________________________
N/M = Not meaningful.
Noninterest income for the year ended December 31, 2022, decreased by $4.9 million, or 7.9%, to $57.3 million, compared to $62.2 million for the year ended December 31, 2021, and was largely driven by decreases of $6.2 million, $5.9 million and $5.4 million in mortgage banking revenue, limited partnership investment income and other noninterest income, respectively. The decreases were partially offset by increases of $9.8 million and $2.6 million in insurance commission and fee income and service charges and fees income, respectively.

Mortgage banking revenue. The $6.2 million decrease in mortgage banking revenue compared to the year ended December 31, 2021, was primarily due to a $9.8 million decrease in gain on sale of loans sold including MSR origination, primarily due to a 44.9% reduction in origination volume, a 51.2% reduction in sales volume and a 13.5% reduction in sales margin experienced during the year ended December 31, 2022, as well as a $2.0 million impairment on the held for sale GNMA MSR portfolio. The decreases were partially offset by a $5.5 million increase in mortgage held for sale and pipeline fair value adjustment.
During the second half of 2022, the Company recognized an impairment of $2.0 million and entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold approximately $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million in the first quarter of 2023.
Limited partnership investment income. The $5.9 million decrease in limited partnership investment income during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to a net $5.7 million valuation increase in the limited partnership funds during the year ended December 31, 2021, compared to a net $256,000 valuation decrease recorded during the year ended December 31, 2022.
Other income. The decrease in other noninterest income was primarily due to the acquisition of the remaining 62% equity interest in The Lincoln Agency in December 2021. The previously held 38% equity method investment in Lincoln Agency was remeasured to its fair value, resulting in recognition of a gain of $5.2 million in other noninterest income during the year ended December 31, 2021.
Insurance commission and fee income. The increase in insurance commission and fee income during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by $8.3 million of additional contribution income as a result of the insurance acquisitions that occurred on December 31, 2021, which significantly expanded the Company's insurance presence in the North Louisiana market.
Service charges and fees. The $2.6 million increase in service charges and fees income was primarily driven by increases of $444,000, $321,000 and $606,000, excluding BTH service charges, in overdraft fee income, account analysis income and debit interchange fees due to increases in debit card transactions, respectively. In total, BTH contributed $749,000 to the total service charges and fee income since the date of the merger.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
Noninterest expense:	2022	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$118,971	$93,026	$91,105	$25,945	27.9%	$1,921	2.1%
Occupancy and equipment, net	20,203	17,347	17,022	2,856	16.5	325	1.9
Data processing	10,456	9,117	8,321	1,339	14.7	796	9.6
Office and operations	8,120	6,399	5,624	1,721	26.9	775	13.8
Loan-related expenses	6,097	7,688	6,316	(1,591)	(20.7)	1,372	21.7
Professional services	3,813	3,644	3,975	169	4.6	(331)	(8.3)
Electronic banking	3,958	3,563	3,686	395	11.1	(123)	(3.3)
Advertising and marketing	4,431	3,438	3,710	993	28.9	(272)	(7.3)
Franchise tax expense	3,582	2,538	2,186	1,044	41.1	352	16.1
Regulatory assessments	3,547	2,904	3,826	643	22.1	(922)	(24.1)
Intangible asset amortization	5,488	844	1,060	4,644	N/M	(216)	(20.4)
Communications	1,246	1,574	1,767	(328)	(20.8)	(193)	(10.9)
Merger-related expense	6,171	—	—	6,171	N/A	—	—
Other expenses	4,336	4,697	3,337	(361)	(7.7)	1,360	40.8
Total noninterest expense	$200,419	$156,779	$151,935	$43,640	27.8	$4,844	3.2
____________________________
N/M = Not meaningful.
N/A = Not applicable.

Noninterest expense for the year ended December 31, 2022, increased by $43.6 million, or 27.8%, to $200.4 million, compared to $156.8 million for the year ended December 31, 2021. The increase was primarily due to increases of $25.9 million, $6.2 million, $4.6 million, $2.9 million and $1.7 million in salaries and employee benefits expenses, merger-related expense, intangible asset amortization, occupancy and equipment, net and office and operations, respectively. The increases were partially offset by a $1.6 million decrease in loan-related expenses.
Salaries and employee benefits. The $25.9 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees to 1,011 at December 31, 2022, from 776 at December 31, 2021, and reflected a $14.6 million increase in salary alone.
•The BTH merger contributed 114 of the new full time positions and $5.6 million to the salaries and employee benefits expense increase.
•The insurance acquisition at December 31, 2021, contributed 34 new full time positions and $4.8 million to the salaries and employee benefits expense increase.
•Incentive compensation increased $5.7 million due to loan production exceeding performance goals.
•Also contributing to the increase was the impact of cost of living adjustments and annual raises made on March 1, 2022, and additional cost of living increases made in August 2022.
Merger-related expense. The $6.2 million merger-related expenses during the year ended December 31, 2022, were associated with the BTH merger that closed on August 1, 2022.
Intangible asset amortization expense. The $4.6 million increase in intangible asset amortization expense was primarily due to the core deposit intangible established in conjunction with the BTH merger, which contributed $3.4 million to the total increase. The insurance acquisition at December 31, 2021, contributed $1.4 million to the total increase for the relationship-based and noncompete intangibles established in conjunction with the acquisition.
Occupancy and equipment, net. The $2.9 million increase in occupancy and equipment expense was primarily due to the BTH merger that closed on August 1, 2022, which contributed $1.6 million to the total increase. In addition, the rental expense increased by $323,000 primarily due to one new banking center location which opened during the last quarter of 2022, and total maintenance and repairs expense increased on property, furniture, fixtures and equipment by $296,000.
Office and operations. The increase in office and operations expense was primarily due to increases in business development costs and credit card reward expenses.
Loan-related expenses. The decrease in loan-related expenses was primarily driven by a decrease of $1.2 million in loan-related legal fees, primarily due to our lower past due and nonperforming LHFI balances.
Income Tax Expense
For the year ended December 31, 2022, we recognized income tax expense of $19.7 million, compared to $23.9 million for the year ended December 31, 2021. Our effective tax rate was 18.4% for the year ended December 31, 2022, compared to 18.0% for the year ended December 31, 2021. The effective tax rate was lower for the year ended December 31, 2021, compared to the rate for the year ended December 31, 2022, primarily due to the tax impact of the exercise of stock options and vesting of stock awards during the year ended December 31, 2021. Offsetting the increase in the effective tax rate during the year ended December 31, 2022, compared to the effective tax rate during the year ended December 31, 2021, was the impact of merger-related expenses during 2022, which drove net income before income taxes down.
Our effective income tax rates have differed from the applicable U.S. statutory rates of 21% at December 31, 2022 and 2021, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and income tax effects associated with stock-based compensation. Because of these items, we expect our effective income tax rate to continue to remain below the applicable U.S. statutory rate. These tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any increases to the statutory tax rate would increase income taxes in the future.

Comparison of Financial Condition at December 31, 2022, and December 31, 2021
General
The merger with BTH affected most material financial metrics of the Company at December 31, 2022. Total assets increased by $1.82 billion, or 23.2%, to $9.69 billion at December 31, 2022, from $7.86 billion at December 31, 2021. The increase in total assets is primarily due to $1.85 billion in total assets, net of purchase accounting adjustments, acquired from the merger with BTH, which included $1.24 billion in loan balances, net of purchase accounting adjustments. Organic loan growth contributed an additional $619.2 million increase in our loan portfolio balances which grew to $7.09 billion at December 31, 2022, from $5.23 billion at December 31, 2021. The increase in total assets was offset by a $346.6 million decrease in cash and cash equivalents to $359.0 million at December 31, 2022, from $705.6 million at December 31, 2021.

Total deposits increased $1.21 billion to $7.78 billion at December 31, 2022, from $6.57 billion at December 31, 2021. The increase in deposits was due to the assumption of $1.57 billion in deposits, net of purchase accounting adjustments, from the BTH merger. Excluding the deposits acquired in the BTH merger at August 1, 2022, total deposit balances decreased by $361.5 million, or 5.5%, with the remaining BTH-originated deposits totaling $1.45 billion at December 31, 2022. Overall, higher rates of inflation tend to cause individuals and businesses to hold fewer liquid assets thereby contributing to tightening liquidity.

Stockholders’ equity increased $219.7 million to $949.9 million at December 31, 2022, compared to $730.2 million at December 31, 2021. The increase in stockholders’ equity is primarily associated with the $306.3 million in consideration paid related to the BTH merger and the $87.7 million in net income for the year ended December 31, 2022, partially offset by the $165.6 million in other comprehensive loss and the $15.9 million of stockholder dividends declared in 2022.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At December 31, 2022, 78.8% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi, compared to 82.3% at December 31, 2021.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	December 31, 2022		December 31, 2021		2022 vs. 2021
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$2,304,678	32.6%	$1,693,512	32.4%	$611,166	36.1%
Construction/land/land development	945,625	13.3	530,083	10.1	415,542	78.4
Residential real estate	1,477,538	20.8	909,739	17.4	567,799	62.4
Total real estate	4,727,841	66.7	3,133,334	59.9	1,594,507	50.9
Commercial and industrial total	2,051,161	28.9	1,454,235	27.8	596,926	41.0
Mortgage warehouse lines of credit	284,867	4.0	627,078	12.0	(342,211)	(54.6)
Consumer	26,153	0.4	16,684	0.3	9,469	56.8
Total LHFI	$7,090,022	100.0%	$5,231,331	100.0%	$1,858,691	35.5

At December 31, 2022, total LHFI were $7.09 billion, an increase of $1.86 billion, or 35.5%, compared to $5.23 billion at December 31, 2021. The merger with BTH has contributed $1.22 billion to the increase, net of purchase accounting adjustments, at December 31, 2022. Our organic loan growth contributed to the remaining increase. Total LHFI at December 31, 2022, excluding mortgage warehouse lines of credit, were $6.81 billion, reflecting an increase of $2.20 billion, or 47.8%, increase, compared to December 31, 2021. Our lending focus continues to be on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at December 31, 2022. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	December 31, 2022
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$293,043	$1,400,616	$592,660	$18,359	$2,304,678
Construction/land/land development	294,210	472,564	147,084	31,767	945,625
Residential real estate loans	91,145	577,391	220,460	588,542	1,477,538
Total real estate	678,398	2,450,571	960,204	638,668	4,727,841
Commercial and industrial loans	811,097	1,123,501	116,412	151	2,051,161
Mortgage warehouse lines of credit	284,867	—	—	—	284,867
Consumer loans	11,834	13,255	494	570	26,153
Total LHFI	$1,786,196	$3,587,327	$1,077,110	$639,389	$7,090,022

Amounts with fixed rates	$388,222	$1,976,376	$638,987	$77,881	$3,081,466
Amounts with variable rates	1,397,974	1,610,951	438,123	561,508	4,008,556
Total	$1,786,196	$3,587,327	$1,077,110	$639,389	$7,090,022
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale.
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions, and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on the contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had been previously delinquent two times 60 days. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $48.1 million of unpaid principal balance PCD loans at December 31, 2022, and no PCD loans at December 31, 2021.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers' financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

Overall, credit metrics have improved at December 31, 2022, compared to December 31, 2021; however, uncertainty remains due to risks related to rising inflation, economic recession concerns, market interest rate increases, labor pressures, continued global supply-chain disruptions and increased geopolitical risks.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)	December 31,	December 31,
Nonperforming LHFI:	2022	2021
Commercial real estate	$526	$512
Construction/land/land development	270	338
Residential real estate	7,712	11,647
Commercial and industrial	1,383	12,306
Consumer	49	100
Total nonperforming LHFI	9,940	24,903
Nonperforming loans held for sale	3,933	1,754
Total nonperforming loans	13,873	26,657
Other real estate owned:
Commercial real estate, construction/land/land development	—	1,279
Residential real estate	806	180
Total other real estate owned	806	1,459
Other repossessed assets owned	—	401
Total repossessed assets owned	806	1,860
Total nonperforming assets	$14,679	$28,517
Troubled debt restructuring loans - nonaccrual	$4,389	$4,064
Troubled debt restructuring loans - accruing	3,248	2,763
Total LHFI	7,090,022	5,231,331
Ratio of nonperforming LHFI to total LHFI	0.14%	0.48%
Ratio of nonperforming assets to total assets	0.15	0.36
Ratio of nonperforming assets to average LHFI	0.25	0.53
At December 31, 2022, total nonperforming LHFI decreased by $15.0 million, or 60.1%, from December 31, 2021, primarily due to lower nonperforming commercial and industrial and residential loan balances. Please see Note 5 - Loans to our consolidated financial statements contained in Item 8 of this report for more information on nonperforming loans.

Potential Problem Loans
From a credit risk standpoint, we classify loans using risk grades which fall into one of five categories: pass, special mention, substandard, doubtful or loss. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on loans and adjust them to reflect the degree of risk and loss that is felt to be inherent or expected in each loan. The methodology is structured so that reserve allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss). Loans rated special mention reflect borrowers who exhibit credit weaknesses or downward trends deserving close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. While potentially weak these borrowers currently do not pose sufficient risk to warrant adverse classification. Loans rated substandard are those borrowers with deteriorating trends and well-defined weaknesses that jeopardize the orderly liquidation of debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower might be in jeopardy.
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have low expectations for the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2022, is included in Note 5 - Loans to our consolidated financial statements contained in Item 8 of this report.
Allowance for Loan Credit Losses
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We applied a probability of default, loss given default loss methodology to the loan pools at December 31, 2022. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
Overall, absent the impact of the BTH merger, most credit metrics improved at December 31, 2022, compared to December 31, 2021. The impact of the BTH merger on loans at December 31, 2022, was as follows: provision of $23.9 million, classified loans of $17.8 million, past due loans of $6.0 million, and nonperforming LHFI of $2.6 million.
The allowance for loan credit losses to nonperforming LHFI increased to 876.87% at December 31, 2022, compared to 259.35% at December 31, 2021, primarily driven by a $15.0 million decrease in nonperforming LHFI at December 31, 2022, compared to December 31, 2021, as well as the $22.6 million increase in the allowance for loan credit losses during the intervening period, which was predominately driven by the BTH merger. Past due loans to total LHFI declined to 0.15% at December 31, 2022, compared to 0.49% at December 31, 2021.

The following table presents the allowance for credit loss by loan category:
	December 31,
(Dollars in thousands)	2022		2021
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$19,772	32.6%	$13,425	32.4%
Construction/land/land development	7,776	13.3	4,011	10.1
Residential real estate	8,230	20.8	6,116	17.4
Commercial and industrial	50,148	28.9	40,146	27.8
Mortgage warehouse lines of credit	379	4.0	340	12.0
Consumer	856	0.4	548	0.3
Total	$87,161	100.0%	$64,586	100.0%
___________________________
(1)Represents the ratio of each loan type to total LHFI.

Our allowance for loan credit losses increased by $22.6 million, or 35.0%, to $87.2 million at December 31, 2022, from $64.6 million at December 31, 2021. The ratio of allowance for loan credit losses to total LHFI was 1.23% at both December 31, 2022 and 2021. The allowance for loan credit losses increased $22.6 million compared to December 31, 2021, mainly due to a $23.9 million allowance for BTH loans at December 31, 2022. Qualitative factor changes across the Company's risk pools, which includes the impact of the BTH acquired loans, drove a $22.4 million increase for the year ended December 31, 2022.
The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Year Ended December 31,
Allowance for loan credit losses	2022	2021
Balance at beginning of period	$64,586	$86,670
Allowance for loan credit losses - BTH merger	5,527	—
Provision for loan credit losses	21,613	(10,798)
Charge-offs:
Commercial real estate	166	170
Residential real estate	91	78
Commercial and industrial	8,459	11,923
Consumer	43	63
Total charge-offs	8,759	12,234
Recoveries:
Commercial real estate	40	65
Construction/land/land development	211	—
Residential real estate	102	117
Commercial and industrial	3,825	717
Consumer	16	49
Total recoveries	4,194	948
Net charge-offs	4,565	11,286
Balance at end of period	$87,161	$64,586
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	876.87%	259.35%
LHFI	1.23	1.23
Net charge-offs as a percentage of:
Provision for loan credit losses	21.12	N/M
Allowance for loan credit losses	5.24	17.47
Average LHFI	0.08	0.21
N/M = Not meaningful.

Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. We use the securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk and meet collateral as well as regulatory capital requirements. We manage the securities portfolio to optimize returns while maintaining an appropriate level of risk. Securities within the portfolio are classified as either held-to-maturity, available-for-sale or at fair value through income, based on the intent and objective of the investment and the ability to hold to maturity. Unrealized gains and losses arising in the available for sale portfolio as a result of changes in the fair value of the securities are reported on an after-tax basis as a component of accumulated other comprehensive (loss) income in stockholders' equity while securities classified as held to maturity are carried at amortized cost. For further discussion of the valuation components and classification of investment securities, see Note 1 - Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this report.
Our securities portfolio totaled $1.66 billion at December 31, 2022, representing an increase of $124.1 million, or 8.1%, from $1.53 billion at December 31, 2021. At August 1, 2022, we acquired $456.8 million of available for sale securities from BTH, $447.5 million of which were sold during the third quarter of 2022, and majority of the funds were used to pay down Federal Home Loan Bank Advances. For additional information regarding our securities portfolio, please see Note 4 - Securities to our consolidated financial statements contained in Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2022		2021
Available for sale:	Amount	% of Total	Amount	% of Total
State and municipal securities	$389,477	23.7%	$405,818	27.0%
Corporate bonds	82,258	5.0	82,734	5.5
U.S. government and agency securities	248,420	15.1	97,658	6.5
Commercial mortgage-backed securities	91,943	5.6	64,243	4.3
Residential mortgage-backed securities	572,303	34.9	557,801	37.0
Commercial collateralized mortgage obligations	38,813	2.4	19,672	1.3
Residential collateralized mortgage obligations	146,370	8.9	193,740	12.9
Asset-backed securities	71,900	4.4	83,062	5.5
Total	$1,641,484	100.0%	$1,504,728	100.0%
Held to maturity:
State and municipal securities, net of allowance	$11,275		$22,767
Securities carried at fair value through income:
State and municipal securities	$6,368		$7,497

The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2022. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2022
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)	$7,214	1.81%	$46,572	1.92%	$110,407	7.11%	$225,284	2.19%	$389,477	3.55%
Corporate bonds	—	—	15,105	3.26	66,721	4.41	432	4.50	82,258	4.20
U.S. government and agency securities	32,438	0.26	193,247	1.43	18,782	1.20	3,953	1.47	248,420	1.26
Commercial mortgage-backed securities	—	—	44,351	1.90	47,592	1.35	—	—	91,943	1.62
Residential mortgage-backed securities	—	—	6,163	2.90	85,073	1.39	481,067	1.86	572,303	1.80
Commercial collateralized mortgage obligations	—	—	18,539	1.37	15,959	1.83	4,315	1.60	38,813	1.58
Residential collateralized mortgage obligations	—	—	—	—	1,594	2.42	144,776	1.93	146,370	1.94
Asset-backed securities	—	—	—	—	—	—	71,900	5.89	71,900	5.89
Total securities available for sale	$39,652	0.54	$323,977	1.67	$346,128	3.81	$931,727	2.26	$1,641,484	2.43
Held to maturity:
State and municipal securities (1)	—	—	—	—	5,174	5.00	7,000	2.50	12,174	3.56
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	6,368	4.75	6,368	4.75
Total	$39,652	0.54	$323,977	1.67	$351,302	3.83	$945,095	2.28	$1,660,026	2.45
____________________________
(1)Tax-exempt security yields are calculated without consideration of their tax benefit status.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay outstanding amounts. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different from the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and, consequently, the average life of this security is typically lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated average life of these securities.
Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate cost exceeded 10.0% of consolidated stockholders' equity at December 31, 2022 or 2021. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.

Securities Carried at Fair Value through Income
At December 31, 2022 and 2021, we held one fixed rate community investment bond of $6.4 million and $7.5 million, respectively. We elected the fair value option on this security to offset corresponding changes in the fair value of related interest rate swap agreements.
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
Our deposit balances were impacted by the merger with BTH that occurred on August 1, 2022. At the merger date, we assumed BTH deposits of $758.4 million in interest-bearing demand deposits, $398.1 million in noninterest-bearing demand deposits, $302.5 million in time deposits and $107.5 million in savings deposits, resulting in an overall $1.57 billion increase to our deposit balances at the merger date.
At December 31, 2022, all deposit categories increased when compared to December 31, 2021, with interest-bearing demand and noninterest-bearing deposits increasing by $325.1 million, or 23.0%, and $319.0 million, or 14.7%, respectively, compared to December 31, 2021. Excluding the deposits acquired in the BTH merger at August 1, 2022, total deposit balances decreased by $361.5 million, or 5.5%, with the remaining BTH-originated deposits totaling $1.45 billion at December 31, 2022.
The following table presents our deposit mix at the dates indicated:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,482,475	32.0%	$2,163,507	32.9%	$318,968	14.7%
Money market	2,442,559	31.4	2,204,109	33.5	238,450	10.8
Interest-bearing demand	1,737,158	22.3	1,412,089	21.5	325,069	23.0
Time deposits	787,287	10.1	543,128	8.3	244,159	45.0
Savings	326,223	4.2	247,860	3.8	78,363	31.6
Total deposits	$7,775,702	100.0%	$6,570,693	100.0%	$1,205,009	18.3
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,545,581	$11,007	0.71%	$1,396,805	$2,822	0.20%	$1,170,913	$5,179	0.44%
Money market	2,233,390	17,501	0.78	2,011,827	5,863	0.29	1,553,376	9,816	0.63
Time deposits	616,197	4,484	0.73	607,742	4,576	0.75	735,297	11,935	1.62
Savings	288,010	517	0.18	232,081	157	0.07	180,298	220	0.12
Total interest-bearing	4,683,178	33,509	0.72	4,248,455	13,418	0.32	3,639,884	27,150	0.75
Noninterest-bearing demand	2,422,132	—	—	1,905,045	—	—	1,499,936	—	—
Total average deposits	$7,105,310	$33,509	0.47	$6,153,500	$13,418	0.22	$5,139,820	$27,150	0.53
Our average deposit balance was $7.11 billion for the year ended December 31, 2022, an increase of $951.8 million, or 15.5%, from $6.15 billion for the year ended December 31, 2021. The average annualized rate paid on our interest-bearing deposits for the year ended December 31, 2022, was 0.72%, compared to 0.32% for the year ended December 31, 2021.
The increase in the average cost of our deposits was primarily the result of the rising interest rate environment experienced during the year ended December 31, 2022. Recently, we have managed our deposit interest expense by the strategic release of non-relationship, higher-rate deposits during 2022; however, our current deposit rates have not yet completely absorbed all of the market interest rate increases that have occurred during the year ended December 31, 2022.
Average noninterest-bearing deposits at December 31, 2022, were $2.42 billion, compared to $1.91 billion at December 31, 2021, an increase of $517.1 million, or 27.1%, and represented 34.1% and 31.0% of average total deposits for the year ended December 31, 2022 and 2021, respectively.
The following table presents the maturity distribution of our time deposits and the amount of such deposits in excess of the FDIC insurance limit at December 31, 2022. There were no otherwise uninsured time deposits below the FDIC insurance limit at December 31, 2022. The estimated total amount of uninsured deposits at December 31, 2022 and 2021, was $4.19 billion and $3.79 billion, respectively.

(Dollars in thousands) Remaining maturity:	U.S. Time Deposits in Excess of the FDIC Insurance Limit	Total Time Deposits
3 months or less	$31,037	$140,532
Over 3 through 6 months	32,181	100,360
Over 6 through 12 months	68,660	298,871
Over 12 months	47,093	247,524
Total	$178,971	$787,287

Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Short-term FHLB advances	$550,000	$—
Long-term FHLB advances	6,740	256,999
GNMA repurchase liability	24,569	43,355
Overnight repurchase agreements with depositors	27,921	9,447
Holding company line of credit	30,000	—
Total FHLB advances and other borrowings	$639,230	$309,801
Subordinated indebtedness, net	$201,765	$157,417
Short-term FHLB advances increased $550.0 million at December 31, 2022, compared to December 31, 2021, primarily due to a combination of the organic growth of $619.2 million in loan balances, decline in cash and cash equivalents of $346.6 million, pay down of $250.3 million in long-term FHLB advances and decrease in deposit balances, excluding BTH assumed deposits, of $240.2 million compared to December 31, 2021. We used funds generated primarily from the sale of BTH-acquired available for sale investment securities, to reduce our balances in long-term FHLB advances and support our loan growth.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year and the subordinated indebtedness captioned and described below. Interest rates for FHLB long-term advances outstanding at December 31, 2022, ranged from 1.99% to 4.57% and were subject to restrictions or penalties in the event of prepayment. Interest rates for FHLB long-term advances outstanding at December 31, 2021, ranged from 1.65% to 4.57%.
In conjunction with the BTH merger, the Company assumed certain repurchase agreements with former BTH depositors that included the sale and repurchase of BTH investment securities of at least equal to the daily balance of the BTH depositor's account, subject to maximum limitations, with various maturity dates. These BTH repurchase agreements were restructured and integrated into the Company's repurchase agreements which include the sale and repurchase of investment securities and mature on a daily basis. The total overnight repurchase agreements with depositors carried a daily average interest rate of 0.24% for the year ended December 31, 2022, and 0.08% for the year ended December 31, 2021.
At December 31, 2022, we held 28 unfunded letters of credit from the FHLB totaling $277.4 million with expiration dates ranging from January 14, 2023, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers' businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2022 and 2021, were $1.29 billion and $982.2 million, respectively.
Additionally, at December 31, 2022, we had the ability to borrow $1.23 billion from the discount window at the Federal Reserve Bank of Dallas ("FRB"), with $1.76 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at December 31, 2022.
Holding Company Line of Credit
The Company has a line of credit under the terms of which the loan amount shall not exceed an aggregate principal balance of $100 million, consisting of an initial $50 million extension of credit and any one or more potential incremental revolving loan amounts that the lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. The revolving line of credit matures on October 27, 2023, and the Company had $30.0 million and zero outstanding on this revolving credit loan under the Loan Agreement at December 31, 2022 and 2021, respectively. For additional information regarding our holding company line of credit, please see Note 12 - Borrowings in the notes to our consolidated financial statements contained in Item 8 of this report.

Subordinated Indebtedness
Included in subordinated indebtedness, net in the table above, are $37.6 million of subordinated promissory notes ("BTH Notes") assumed from BTH in conjunction with the merger on August 1, 2022. The BTH Notes are intended to qualify for Tier 2 capital treatment and are substantively identical in terms and conditions, including priority, except for the maturity dates and interest rates payable on the notes. Interest is payable on the BTH Notes quarterly, and the principal amount of each BTH Note is payable at maturity. After the five-year anniversary of issuance, the Company can redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. In addition, the BTH Notes can be redeemed at any time without penalty, upon not less than ten days’ notice, in the event that (i) the BTH Notes no longer qualify as Tier 2 capital as a result of any amendment or change in interpretation or application of laws or regulation that becomes effective after the date of issuance of the BTH Notes, (ii) a tax event, or (iii) investment company act event, as defined in the BTH Notes. The BTH Notes are unsecured and rank senior to the Company’s common stock, any preferred stock that may be issued, and the BTH TruPS (defined below).
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears, subject to customary fallback provision upon the discontinuation of LIBOR. Origin Bank is entitled to redeem the 4.25% Notes, in whole or in part, on or after February 15, 2025, and to redeem the 4.25% Notes at any time in whole upon certain other specified events. The 4.25% Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50%, payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and a portion of the proceeds was transferred to Origin Bank during the fourth quarter of 2020, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank.
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
For additional information regarding our outstanding subordinated indebtedness, including the junior subordinated debentures underlying legacy issuances of trust preferred securities, please see Note 12 - Borrowings in the notes to our consolidated financial statements contained in Item 8 of this report.
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

Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At December 31, 2022 and 2021, our cash and liquid securities totaled 12.1% and 23.2% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including to fund payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The Company had available cash balances of $99.8 million and $28.9 million at December 31, 2022 and 2021, respectively. This cash is available for the general corporate purposes described above, as well as providing capital support to the Bank and financing potential future acquisitions. In addition, the Company has a line of credit under the terms of which the loan amount shall not exceed an aggregate principal balance of $100 million, consisting of an initial $50 million extension of credit and any one or more potential incremental revolving loan amounts that the lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. See Note 12 - Borrowings to our consolidated financial statements contained in Item 8 of this report for more information on the holding company line of credit.
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies. See "Item 1. Business - Regulation and Supervision" above for more information.
Currently, we believe we have sufficient liquidity from our available on- and off-balance sheet liquidity sources, however, should market conditions change, we may take action to enhance our financial flexibility.
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
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits. See Note 12 - Borrowings to our consolidated financial statements contained in Item 8 of this report for additional borrowing capacity and outstanding advances at the FHLB.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either December 31, 2022 or 2021. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at December 31, 2022.
In the normal course of business as a financial services provider, we enter into various financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments are discussed in more detail in Note 19 - Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this report.

Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders' equity is reflected below:

(Dollars in thousands)	Total Stockholders' Equity
Balance at January 1, 2022	$730,211
Net income	87,715
Other comprehensive loss, net of tax	(165,604)
BTH Merger	306,344
Dividends declared - common stock ($0.58 per share)	(15,934)
Other	7,211
Balance at December 31, 2022	$949,943
Stock Repurchases
In July 2019, the Company's board of directors authorized a stock repurchase program, pursuant to which the Company was authorized to purchase up to $40 million of its outstanding common stock. The stock repurchase program was approved for a period of three years and expired in June 2022, having repurchased a total of $28.0 million of outstanding common stock. In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
There were no stock repurchases during the year ended December 31, 2022.
The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or result of operations.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in "Item 1. Business - Regulation and Supervision,". Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2022 and 2021, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized" for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain "well capitalized" under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as "well capitalized," an extended economic recession could adversely impact our reported and regulatory capital ratios.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	December 31, 2022		December 31, 2021
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$906,859	10.93%	$681,039	11.20%
Tier 1 capital (to risk-weighted assets)	922,584	11.12	690,448	11.36
Total capital (to risk-weighted assets)	1,180,665	14.23	897,503	14.77
Tier 1 capital (to average total consolidated assets)	922,584	9.66	690,448	9.20

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$952,579	11.50%	$724,440	11.97%
Tier 1 capital (to risk-weighted assets)	952,579	11.50	724,440	11.97
Total capital (to risk-weighted assets)	1,109,257	13.39	852,825	14.09
Tier 1 capital (to average total consolidated assets)	952,579	9.94	724,440	9.66
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the consolidated balance sheets to minimize the inherent risk while at the same time maximizing income.
We manage exposure to interest rates by structuring the consolidated balance sheets in the ordinary course of business. Additionally, from time to time, we enter into derivatives and futures contracts to mitigate interest rate risk from specific transactions. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk. We have entered into interest rate swaps to mitigate interest rate risk in limited circumstances, but it is not our policy to enter into such transactions on a regular basis.
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
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated:

	December 31, 2022
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	14.2%	(3.5)%
+300	10.6	(3.4)
+200	7.1	(2.1)
+100	3.6	(0.9)
Base
-100	(2.3)	0.4
-200	(6.7)	(1.5)
-300	(15.5)	(7.2)
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
Economic conditions and growth prospects are currently impacted by record inflation and recessionary concerns. Increasing interest rates and rising building costs have caused some slowing in the single family housing market. Furthermore, worker shortages especially in the restaurant, hospitality and retail industries, combined with supply chain disruptions impacting numerous industries, and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers.

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. During 2022, the Federal Reserve increased the federal funds target rate range seven times from 25 to 450 basis points, which is the primary reason for the other comprehensive loss we have experienced during the year ended December 31, 2022.
Impact of Inflation
Our financial statements included herein have been prepared in accordance with U.S. GAAP, which presently requires us to measure the majority of our financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered.
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
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
DECEMBER 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses
The Company’s loan portfolio totaled $7.09 billion as of December 31, 2022, and the allowance for credit losses on loans was $87.2 million. The Company’s unfunded loan commitments totaled $2.7 billion, with an allowance for credit losses of $4.6 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $1.7 billion as of December 31, 2022, and the allowance for credit losses on securities was $899,000. Together these amounts represent the allowance for credit losses (“ACL”).

Report of Independent Registered Public Accounting Firm
As more fully described in Notes 1, 4, 5 and 19 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.
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
We identified the valuation of the ACL at December 31, 2022 as a critical audit matter. Auditing the valuation of the ACL involved a high degree of subjectivity in evaluating management's estimates, such as evaluating management's identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.
The primary procedures we performed as of December 31, 2022, to address this critical audit matter included:
•Obtained an understanding of the Company’s process for establishing the ACL.
•Tested the design and operating effectiveness of controls, including those related to technology, over the allowance for loan credit losses, including:
◦loan data completeness and accuracy,
◦reconciliation of loan balances accounted for at amortized cost to underlying detail,
◦classifications of loans by loan pool,
◦historical charge-off data,
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
•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions;
•Tested the loan review functions and evaluated the reasonableness of loan credit risk ratings;
•Evaluated the reasonableness of specific allowances on individually evaluated loans;
•Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer groups;

Report of Independent Registered Public Accounting Firm
•Evaluated the accuracy and completeness of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), disclosures in the consolidated financial statements;
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings;
•Tested estimated utilization rate of unfunded loan commitments;
•Evaluated documentation prepared to assess the methodology utilized by third party performing the ACL calculation for securities for reasonableness.
Acquisition
As described in Note 3 to the Company’s consolidated financial statements, the Company consummated the acquisition of BT Holdings, Inc. and its wholly-owned subsidiary, BTH Bank, on August 1, 2022, resulting in goodwill of approximately $94.5 million being recognized on the Company’s consolidated balance sheet. As part of the acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment. Management utilized outside vendors to assist with estimating the fair value.
We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired assets and assumed liabilities and other acquisition-related considerations involved a high degree of subjectivity in evaluating management’s fair value estimates and purchase price allocations, including the use of our internal valuation specialists.
The primary procedures we performed to address this critical audit matter included:
•Obtained and read the executed Agreement and Plan of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;
•Testing the design and operating effectiveness of controls including:
◦Proper approval of the acquisition,
◦Completeness and accuracy of opening balance sheet items,
◦Accuracy of the loan level data,
◦Accuracy of the valuations of significant assets acquired and liabilities assumed,
◦Completeness and accuracy of the purchase price allocation, including tax impact,
◦Completeness and accuracy of day 1 journal entries and general ledger mapping,
◦Gap controls are in place from the acquisition date through the date of conversion,
•Assessed management’s application of accounting guidance related to the business combination and management’s determination of whether the transaction was an acquisition of a business as defined within the ASC 805, Business Combinations, framework;
•Assessed the completeness and accuracy of management’s purchase accounting model, including the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;
•Obtained and evaluated significant outside vendor valuation estimates, and challenging management’s review of the appropriateness of the valuations including but not limited to, testing critical inputs, assumptions applied and valuation models utilized by the outside vendors;
•Tested the completeness and accuracy of management’s calculation of total consideration paid;

Report of Independent Registered Public Accounting Firm
•Tested the accuracy of the goodwill calculation resulting from the acquisition, which was the difference between the total consideration paid and the fair value of the net assets acquired;
•Utilized internal valuation specialists to assist with testing the related fair value valuations and purchase price allocations made to identified assets acquired and liabilities assumed;
•Read and evaluated the adequacy of the disclosures made in the notes to the Company’s consolidated financial statements.

/s/ FORVIS, LLP (Formerly BKD, LLP)

We have served as the Company’s auditor since 2016.

Little Rock, Arkansas
February 22, 2023

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$150,180	$133,334
Interest-bearing deposits in banks	208,792	572,284
Total cash and cash equivalents	358,972	705,618
Securities:
Available for sale	1,641,484	1,504,728
Held to maturity, net allowance for credit losses of $899 and $167 at December 31, 2022 and 2021, respectively (fair value of $11,970 and $25,117 at December 31, 2022 and 2021, respectively)	11,275	22,767
Securities carried at fair value through income	6,368	7,497
Total securities	1,659,127	1,534,992
Non-marketable equity securities held in other financial institutions	67,378	45,192
Loans held for sale ($25,389 and $37,032 at fair value at December 31, 2022 and 2021, respectively)	49,957	80,387
Loans, net of allowance for credit losses of $87,161 and $64,586 at December 31, 2022 and 2021, respectively	7,002,861	5,166,745
Premises and equipment, net	100,201	80,691
Mortgage servicing rights	20,824	16,220
Cash surrender value of bank-owned life insurance	39,040	38,352
Goodwill	128,679	34,368
Other intangible assets, net	49,829	16,962
Accrued interest receivable and other assets	209,199	141,758
Total assets	$9,686,067	$7,861,285
Liabilities and Stockholders' Equity
Noninterest-bearing deposits	$2,482,475	$2,163,507
Interest-bearing deposits	4,505,940	3,864,058
Time deposits	787,287	543,128
Total deposits	7,775,702	6,570,693
Federal Home Loan Bank ("FHLB") advances, repurchase obligations and other borrowings	639,230	309,801
Subordinated indebtedness, net	201,765	157,417
Accrued expenses and other liabilities	119,427	93,163
Total liabilities	8,736,124	7,131,074
Commitments and contingencies - See Note 19 - Commitments and Contingencies	—	—
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,746,600 and 23,746,502 shares issued at December 31, 2022 and 2021, respectively)	153,733	118,733
Additional paid‑in capital	520,669	242,114
Retained earnings	435,416	363,635
Accumulated other comprehensive (loss) income	(159,875)	5,729
Total stockholders' equity	949,943	730,211
Total liabilities and stockholders' equity	$9,686,067	$7,861,285
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income
Interest and fees on loans	$286,150	$218,781	$209,114
Investment securities-taxable	27,795	14,555	11,302
Investment securities-nontaxable	7,172	6,337	5,428
Interest and dividend income on assets held in other financial institutions	5,487	1,983	2,858
Total interest and dividend income	326,604	241,656	228,702
Interest expense
Interest-bearing deposits	33,509	13,418	27,150
FHLB advances and other borrowings	9,411	4,654	5,895
Subordinated indebtedness	8,406	7,332	4,121
Total interest expense	51,326	25,404	37,166
Net interest income	275,278	216,252	191,536
Provision for credit losses	24,691	(10,765)	59,900
Net interest income after provision for credit losses	250,587	227,017	131,636
Noninterest income
Service charges and fees	17,669	15,049	12,998
Insurance commission and fee income	22,869	13,098	12,746
Mortgage banking revenue	6,722	12,927	29,603
Other fee income	3,530	2,879	2,253
Gain on sales of securities, net	1,664	1,748	580
Loss on sales and disposals of other assets, net	(175)	(185)	(1,213)
Limited partnership investment (loss) income	(199)	5,701	78
Swap fee income	457	814	2,546
Other income	4,737	10,162	5,061
Total noninterest income	57,274	62,193	64,652
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Noninterest expense
Salaries and employee benefits	$118,971	$93,026	91,105
Occupancy and equipment, net	20,203	17,347	17,022
Data processing	10,456	9,117	8,321
Office and operations	8,120	6,399	5,624
Loan-related expenses	6,097	7,688	6,316
Professional services	3,813	3,644	3,975
Electronic banking	3,958	3,563	3,686
Advertising and marketing	4,431	3,438	3,710
Franchise tax expense	3,582	2,538	2,186
Regulatory assessments	3,547	2,904	3,826
Intangible asset amortization	5,488	844	1,060
Communications	1,246	1,574	1,767
Merger-related expense	6,171	—	—
Other expenses	4,336	4,697	3,337
Total noninterest expense	200,419	156,779	151,935
Income before income tax expense	107,442	132,431	44,353
Income tax expense	19,727	23,885	7,996
Net income	$87,715	$108,546	$36,357
Basic earnings per common share	$3.29	$4.63	$1.56
Diluted earnings per common share	3.28	4.60	1.55
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$87,715	$108,546	$36,357
Other comprehensive (loss) income
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(209,097)	(24,061)	25,646
Net losses realized as a yield adjustment in interest on investment securities	(10)	(10)	(10)
Reclassification adjustment for net gain included in net income	(1,664)	(1,748)	(580)
Change in the net unrealized (loss) gain on investment securities, before tax	(210,771)	(25,819)	25,056
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(44,262)	(5,422)	5,262
Change in the net unrealized (loss) gain on investment securities, net of tax	(166,509)	(20,397)	19,794
Cash flow hedges:
Net unrealized gain (loss) arising during the period	1,161	400	(739)
Reclassification adjustment for gain (loss) included in net income	15	(204)	(134)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	1,146	604	(605)
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	241	127	(127)
Change in net unrealized position on cash flow hedges, net of tax	905	477	(478)
Other comprehensive (loss) income, net of tax	(165,604)	(19,920)	19,316
Comprehensive (loss) income	$(77,889)	$88,626	$55,673

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2020	23,480,945	$117,405	$235,623	$239,901	$6,333	$599,262
Net income	—	—	—	36,357	—	36,357
Other comprehensive income, net of tax	—	—	—	—	19,316	19,316
Impact of adoption of ASU 2016-13 - CECL	—	—	—	(760)	—	(760)
Recognition of stock compensation, net	56,235	281	2,287	—	—	2,568
Dividends declared - common stock ($0.3775 per share)	—	—	—	(8,870)	—	(8,870)
Repurchase of common stock	(30,868)	(154)	(569)	—	—	(723)
Balance at December 31, 2020	23,506,312	117,532	237,341	266,628	25,649	647,150
Net income	—	—	—	108,546	—	108,546
Other comprehensive loss, net of tax	—	—	—	—	(19,920)	(19,920)
Recognition of stock compensation, net	100,410	502	(730)	—	—	(228)
Stock Issuance - Lincoln Agency Acquisition	125,386	627	4,646	—	—	5,273
Stock Issuance - Pulley-White Acquisition	51,962	260	1,925	—	—	2,185
Dividends declared - common stock ($0.49 per share)	—	—	—	(11,539)	—	(11,539)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at December 31, 2021	23,746,502	118,733	242,114	363,635	5,729	730,211
Net income	—	—	—	87,715	—	87,715
Other comprehensive loss, net of tax	—	—	—	—	(165,604)	(165,604)
Recognition of stock compensation, net	205,188	1,025	6,186	—	—	7,211
Options assumed - BTH Merger	—	—	13,687	—	—	13,687
Stock issuance - BTH Merger	6,794,910	33,975	258,682	—	—	292,657
Dividends declared - common stock ($0.58 per share)	—	—	—	(15,934)	—	(15,934)
Balance at December 31, 2022	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2022	2021	2020
Net income	$87,715	$108,546	$36,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,691	(10,765)	59,900
Depreciation and amortization	12,305	6,830	6,880
Net amortization on securities	8,734	7,758	4,581
Accretion of net premium/discount on purchased loans	(2,840)	—	—
Amortization of investments in tax credit funds	1,659	1,825	1,442
Gain on sale of securities, net	(1,664)	(1,748)	(580)
Deferred income tax expense (benefit)	18,309	6,279	(11,884)
Stock-based compensation expense	3,449	2,295	2,320
Originations of mortgage loans held for sale	(259,202)	(478,325)	(659,188)
Proceeds from mortgage loans held for sale	264,607	542,638	570,349
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(7,175)	(17,015)	(19,190)
Mortgage servicing rights valuation adjustment	(1,219)	2,593	12,746
Net (gain) loss on disposals of premises and equipment	(19)	82	72
Increase in the cash surrender value of life insurance	(688)	(810)	(917)
Gain on equity securities without a readily determinable fair value	—	(19)	—
Net losses on sales and write-downs of other real estate owned	194	103	1,141
Gain on fair value of previously held interest in Lincoln Agency	—	(5,213)	—
Other operating activities, net	(3,207)	6,432	(3,142)
Net cash provided by operating activities	145,649	171,486	887
Cash flows from investing activities:
Cash acquired in (paid for) business combination	69,953	(7,457)	—
Purchases of securities available for sale	(558,091)	(717,028)	(700,319)
Maturities and pay downs of securities available for sale	165,328	146,941	151,932
Proceeds from sales and calls of securities available for sale	487,544	44,893	64,702
Purchase of securities held to maturity	(7,000)	—	(10,000)
Maturities, pay downs and calls of securities held to maturity	17,750	15,250	415
Pay downs of securities carried at fair value	275	3,243	452
Net (purchases) sales of non-marketable equity securities held in other financial institutions	(15,818)	17,583	(22,401)
Originations of mortgage warehouse loans	(9,126,356)	(16,121,464)	(13,665,295)
Proceeds from pay-offs of mortgage warehouse loans	9,468,569	16,578,387	12,855,955
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(949,638)	55,020	(788,719)
Proceeds from bank-owned life insurance	—	11	—
Return of capital and other distributions from limited partnership investments	6,668	—	818
Capital calls on limited partnership investments	(4,057)	(225)	(525)
Purchase of low-income housing tax credit investments	(3,646)	(1,254)	—
Purchases of premises and equipment	(8,466)	(5,015)	(7,198)
Proceeds from sales of premises and equipment	—	18	—
Proceeds from sales of other real estate owned	997	3,949	4,451
Net cash (used in) provided by investing activities	(455,988)	12,852	(2,115,732)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Year Ended December 31,
Cash flows from financing activities:	2022	2021	2020
Net (decrease) increase in deposits	$(361,450)	$819,378	1,522,703
Repayments on long-term FHLB advances	(250,257)	(13,716)	(1,898)
Proceeds from Federal Reserve Bank Paycheck Protection Program Liquidity Facility ("PPPLF")	—	—	319,257
Repayments on PPPLF	—	—	(319,257)
Proceeds from short-term FHLB advances	10,025,000	5,726,000	2,107,000
Repayments on short-term FHLB advances	(9,475,000)	(6,376,000)	(1,557,000)
Issuance of subordinated debentures, net	—	—	147,374
Net increase in other short-term borrowings	30,000	—	—
Net increase (decrease) in securities sold under agreements to repurchase	8,339	1,039	(8,309)
Dividends paid	(15,887)	(11,525)	(8,854)
Cash received from exercise of stock options	2,948	146	248
Common stock repurchased	—	(1,256)	(723)
Net cash (provided by) used in financing activities	(36,307)	144,066	2,200,541
Net (decrease) increase in cash and cash equivalents	(346,646)	328,404	85,696
Cash and cash equivalents at beginning of year	705,618	377,214	291,518
Cash and cash equivalents at end of year	$358,972	$705,618	$377,214

Interest paid	$50,104	$26,265	$36,432
Income taxes (refund) paid	(6,261)	21,164	24,974
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	751	8,191	1,514
Real estate acquired in settlement of loans	675	3,889	2,446
(Decrease) increase in GNMA repurchase obligation	(18,786)	(12,130)	27,625
Recognition of operating right-of-use assets	13,428	5,776	1,338
Recognition of operating lease liabilities	13,643	6,310	1,621
Total assets acquired in BTH merger	1,846,598	—	—
Total liabilities assumed in BTH merger	1,633,340	—	—
Common stock issued in BTH merger as consideration	292,657	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company's wholly-owned bank subsidiary, Origin Bank ("Bank"), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates 59 banking centers located in Dallas/Fort Worth, East Texas, Houston, North Louisiana and Mississippi. The Company principally operates in one business segment, community banking.
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
Variable Interest Entities.    The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company's wholly-owned subsidiaries CTB Statutory Trust I, First Louisiana Statutory Trust I and BT Holdings Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company's consolidated financial statements.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents.    For purposes of the consolidated statements of cash flows, the Company considers all cash on hand, demand deposits with other banks, federal funds sold and short-term interest-bearing cash items with an original maturity less than 90 days to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.
At December 31, 2022 and 2021 the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 13 - Derivative Financial Instruments.
Securities.    The Company accounts for debt and equity securities as follows:
Available for Sale ("AFS") - Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at fair value. Fair value is determined using published quotes. If quoted market prices are not available, fair values are based on other methods including, but not limited to the discounting of cash flows. Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in accumulated other comprehensive (loss) income until realized. Please see the paragraphs under Allowance for Credit Losses referenced below in this footnote for information on the allowance for credit losses pertaining to AFS securities.
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
Interest income on securities includes amortization of purchase premiums and discounts. Premiums and discounts on securities are generally amortized using the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. A security is placed on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income. Gains and losses on sales are recorded on the trade date, are derived from the amortized cost of the security sold and are determined using the specific identification method.
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas ("FRB") or the Federal Home Loan Bank of Dallas ("FHLB"), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company's remaining equity investments in other financial institutions, excluding FRB and FHLB, totaling $15.8 million and $15.7 million at December 31, 2022 and 2021, respectively, qualify for the practicability exception under Accounting Standards Update ("ASU") 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and was determined not to be impaired during the years ended December 31, 2022 and 2021 .
Loans Held for Sale.    Loans held for sale include mortgage loans and are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income. Please see Mortgage Servicing Rights and Transfers of Financial Assets below for information on the GNMA repurchase asset which represents the difference between the total loans held for sale on the face of the consolidated balance sheet and the loans held for sale at fair value also shown on the face of the consolidated balance sheet.

ORIGIN BANCORP, INC.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/ acquisition date, but had been previously delinquent two times 60 days. An allowance for credit losses is determined using the same methodology as other individually evaluated loans.
The Non-PCD model utilizes data from the Bank in order to determine the probability of default and loss given default to be used in the calculation. The initial allowance for credit losses, determined on a collective basis, is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower's ability to meet the contractual obligations of the loan. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when contractual payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Allowance for Credit Losses.    The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and Fair Isaac Corporation ("FICO") score. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the economic forecast and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for credit losses when management believes the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Leases.        The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the Company's consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its consolidated balance sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.
During the quarter ended December 31, 2022, the Company entered into a contract to sell substantially all of its GNMA mortgage servicing rights portfolio, recognized an impairment of $2.0 million, and met all final sale conditions in early 2023. The sale was completed in February 2023. The Company sold approximately $1.8 million in GNMA mortgage servicing rights, representing $453.3 million in unpaid principal balances, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million.
Derivative Instruments and Hedging Activities.    All derivatives are recorded on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. During the term of a cash flow hedge contract, the effective portion of changes in fair value in the derivative instrument are recorded in accumulated other comprehensive (loss) income. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. Note 13 - Derivative Financial Instruments describes the derivative instruments currently used by the Company and discloses how these derivatives impact its consolidated balance sheets and statements of income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Goodwill and Other Intangible Assets.    Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but evaluated for potential impairment on an annual basis, which is typically October 1 for the Company, or more often if events or circumstances indicate that there may be impairment.
Other intangible assets, such as core deposit intangibles and relationship based intangibles, are amortized on a basis consistent with the receipt of economic benefit to the Company. Such assets are evaluated at least annually as to the recoverability of their carrying value for potential impairment. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

Other Real Estate Owned.    Other real estate owned ("OREO") represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Fair value is determined based on third-party appraisals. Any subsequent capital improvements that increase value are added to the balance of the properties. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2022 and 2021, the balance of OREO was $806,000 and $1.5 million, respectively, and included as a component of accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
Revenue Recognition.    In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short-term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. Descriptions of the Company's revenue generating activities that are within the scope of the revenue recognition standard are described below.
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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertain income tax positions at December 31, 2022 and 2021.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no penalties or related interest for the years ended December 31, 2022, 2021 or 2020. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Stock-Based Compensation.    The cost of employee services received in exchange for stock options, restricted stock and performance stock grants and/or units are measured using the fair value of the award on the grant date and is recognized over the service period.
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
At December 31, 2022 and 2021, investments in limited partnerships, LLCs and other privately held companies totaled $20.9 million and $21.4 million, respectively, and were included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.

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
The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2022 and 2021, the Company had investments in tax credit entities of $9.4 million and $11.1 million, respectively, which are included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
Diluted income per common share considers common stock issuable under the assumed release of unvested restricted stock awards, restricted stock units, performance stock units, shares potentially issuable under the employee stock purchase plan, and the assumed exercise of stock options granted. The dilutive effect of share-based payment awards that are not deemed to be participating securities is calculated using the treasury stock method, which assumes that the proceeds from exercise are used to purchase common stock at the average market price for the period. Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would be anti-dilutive.
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
ASU No. 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 — The amendments in this Update provide temporary relief during the transition period in complying with Update No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 - 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848.
Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective immediately. Implementation of this ASU is not expected to materially impact the Company's financial statements or disclosures.

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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Numerator:	2022	2021	2020
Net income	$87,715	$108,546	$36,357
Denominator:
Weighted average common shares outstanding	26,627,476	23,431,504	23,367,221
Dilutive effect of stock-based awards	133,116	177,082	144,731
Weighted average diluted common shares outstanding	26,760,592	23,608,586	23,511,952

Basic earnings per common share	$3.29	$4.63	$1.56
Diluted earnings per common share	3.28	4.60	1.55
Note 3 - Business Combinations
BT Holdings, Inc.
On August 1, 2022, the Company completed its merger with BT Holdings, Inc. (“BTH”), a Texas corporation and the registered bank holding company of BTH Bank, acquiring 100% of the voting equity interests of BTH. The Company issued 6,794,910 shares of its common stock, and all outstanding BTH common stock options were converted into options to purchase an aggregate of 611,676 shares of Origin common stock. Based on the closing price of the Company's common stock on July 29, 2022, of $43.07 per share, the aggregate consideration to be paid to holders of BTH common stock in connection with the merger is valued at approximately $307.8 million. Goodwill of $94.5 million was recorded as a result of the transaction. The merger added new markets for expansion and brings complementary businesses together to drive synergies and growth, which are the factors that gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.
Including the effects of the known purchase accounting adjustments, as of the merger date, Origin had approximately $9.84 billion in assets, $6.77 billion in loans and $7.99 billion in deposits on a consolidated basis. Origin Bank and BTH Bank, N.A. operated as separate banking subsidiaries of the Company until the merger of the banks, which Origin completed on October 7, 2022, concurrently with the data processing conversion. BTH formerly operated its banking business from 13 locations in East Texas, Dallas and Fort Worth, Texas, each of which now operates as a banking location of Origin Bank.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following schedule is a preliminary breakdown of the assets acquired and liabilities assumed as of the merger date:

BT Holdings, Inc.
(Dollars in thousands)	As Recorded by Origin
Assets Acquired:
Cash and cash equivalents	$69,953
Investment securities	456,808
Loans acquired	1,239,532
Allowance for credit losses on loans	(5,527)
Loans receivable, net	1,234,005
Premises and equipment	17,825
Non-marketable equity securities held in other financial institutions	5,873
Core deposit intangible	38,356
Other assets	23,778
Total assets acquired	$1,846,598
Liabilities Assumed:
Noninterest-bearing deposits	$398,089
Interest-bearing deposits	865,864
Time deposits	302,506
Total deposits	1,566,459
Securities sold under agreements to repurchase	10,133
Subordinated indebtedness, net	44,074
Accrued expenses and other liabilities	12,674
Total liabilities assumed	1,633,340
Net assets acquired	213,258
Purchase price	307,784
Goodwill	$94,526
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
Loans acquired – Fair values for PCD loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates except when a fair value of collateral approach was applied. The discount rates used for PCD loans were based on current market rates and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses, as that has been included in the estimated cash flows. Non-PCD loans were grouped together according to similar characteristics and were treated in the aggregate when applying valuation techniques. See Note 5 - Loans in these notes to the consolidated financial statements for more information related to loans acquired.

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
During the quarter ended December 31, 2022, the Company continued to analyze the valuations and accounting associated with the acquired assets and assumed liabilities and received updated information resulting in the revised amounts displayed below. The Company updated the estimated amounts of these items within the consolidated balance sheets with a corresponding adjustment to goodwill. The changes are gross of taxes and reflected in the following table:

(Dollars in thousands) Acquired Asset or Liability	Consolidated Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loan acquired	Loans, net of allowance for credit losses	$1,239,625	$1,239,532	$(93)
Deferred tax asset	Other Assets	17,427	23,778	6,351
Provision for off-balance sheet contingencies	Accrued expenses and other liabilities	14,530	12,674	(1,856)
Goodwill	Goodwill	102,640	94,526	(8,114)
Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of the merger using the same methodology as other loans held for investment as discussed in Note 5 - Loans in these notes to the consolidated financial statements. The following table provides a summary of loans purchased with credit deterioration at the merger transaction date with BTH:

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Revenue and earnings of BTH since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.
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

(Dollars in thousands except share and per share data)	Actual for the Year Ended December 31, 2022	Pro-Forma for the Year Ended December 31,
		2022	2021

Net interest income	$275,278	$323,772	$276,817
Noninterest income	57,274	65,900	66,157
Net income	87,715	104,969	122,710

Pro-forma earnings per share:
Basic	—	3.14	4.06
Diluted	—	3.11	4.02

Weighted average shares outstanding:	26,627,476	33,455,866	30,259,894
Basic	$3.29	$—	$—
Diluted	3.28	—	—
Lincoln Agency and Pulley-White Acquisition
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
The purchase agreement for Lincoln Agency includes potential earnout payments of up to $250,000 based on net product line revenue for fiscal year 2023 and up to an additional $750,000 based on compound annual revenue growth for fiscal year 2024. The Company included the $795,000 fair value of this contingent liability as a component of other liabilities on the accompanying consolidated balance sheets at December 31, 2021. At December 31, 2022, the contingent liability was valued at $825,000 in accordance with ASC Topic 805.
Additionally, the Company acquired certain assets, including 100% of the book of business, and assumed certain liabilities of Pulley-White on December 31, 2021, for $2.2 million in cash and $2.2 million in Company common stock. The purchase agreement for Pulley-White includes potential earnout payments of up to an additional $250,000 provided the revenue attributable to the legacy operations of Pulley-White for the two years ended December 31, 2023, achieves certain compounded annual growth rate metrics and payments of up to $500,000 provided the revenue attributable to the legacy operations of Pulley-White for the three years ended December 31, 2024, achieves certain compounded annual growth rate metrics. The Company included the $574,000 fair value of this contingent liability as a component of other liabilities on the accompanying consolidated balance sheets at December 31, 2021. At December 31, 2022, the contingent liability was valued at $631,000 in accordance with ASC Topic 805.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
A summary of the fair value of assets acquired and liabilities assumed from the insurance acquisitions was as follows:

(Dollars in thousands)	Estimated Fair Value
Assets Acquired:
Definite-lived intangibles	$14,067
Operating lease right of use assets	1,488
Prepaid expense and other assets	18
Total assets acquired	15,573

Liabilities Assumed:
Operating lease liability	1,488
Net assets acquired	14,085
Total consideration	21,497
Goodwill	$7,412
The fair value of assets acquired and liabilities assumed were preliminary and based on valuation estimates and assumptions at December 31, 2021. The Company continued to analyze the valuations and accounting associated with the acquired assets and assumed liabilities and received updated information during the first quarter of 2022, resulting in a $215,000 downward adjustment to the goodwill associated with the acquisitions of Lincoln Agency and Pulley-White.
With these acquisitions, the Company continues to expand the scope of product offerings to its banking customers. $4.6 million of goodwill associated with these acquisitions is deductible for income tax purposes.
A summary of total consideration was as follows:

(Dollars in thousands)	December 31, 2021
Cash paid	$7,457
Common stock issued (177,348 shares)	7,458
Contingent consideration	1,369
Fair value of previously held interest in Lincoln Agency	5,213
Total consideration	$21,497
The Company has determined the insurance acquisitions constitute a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.
The fair value of assets acquired and liabilities assumed in the insurance acquisitions are final.
Pro forma results of aggregate operations for the insurance acquisitions are not presented because these acquisitions are not material to the Company's consolidated results of operations.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 4 - Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$447,086	$996	$(58,605)	$389,477	$—	$389,477
Corporate bonds	89,449	—	(7,191)	82,258	—	82,258
U.S. government and agency securities	264,755	4	(16,339)	248,420	—	248,420
Commercial mortgage-backed securities	105,536	—	(13,593)	91,943	—	91,943
Residential mortgage-backed securities	649,765	—	(77,462)	572,303	—	572,303
Commercial collateralized mortgage obligations	44,330	—	(5,517)	38,813	—	38,813
Residential collateralized mortgage obligations	170,136	—	(23,766)	146,370	—	146,370
Asset-backed securities	73,918	—	(2,018)	71,900	—	71,900
Total	$1,844,975	$1,000	$(204,491)	$1,641,484	$—	$1,641,484
Held to maturity:
State and municipal securities	$12,174	$278	$(482)	$11,970	$(899)	$11,275
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,368	$—	$6,368

December 31, 2021
Available for sale:
State and municipal securities	$394,046	$14,095	$(2,323)	$405,818	$—	$405,818
Corporate bonds	80,498	2,509	(273)	82,734	—	82,734
U.S. government and agency securities	98,892	2	(1,236)	97,658	—	97,658
Commercial mortgage-backed securities	65,691	—	(1,448)	64,243	—	64,243
Residential mortgage-backed securities	559,655	3,751	(5,605)	557,801	—	557,801
Commercial collateralized mortgage obligations	20,000	2	(330)	19,672	—	19,672
Residential collateralized mortgage obligations	196,691	460	(3,411)	193,740	—	193,740
Asset-backed securities	81,985	1,077	—	83,062	—	83,062
Total	$1,497,458	$21,896	$(14,626)	$1,504,728	$—	$1,504,728
Held to maturity:
State and municipal securities	$22,934	$2,183	$—	$25,117	$(167)	$22,767
Securities carried at fair value through income:
State and municipal securities(1)	$7,375	$—	$—	$7,497	$—	$7,497
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 6 - Fair Value of Financial Instruments for more information.
On August 1, 2022, the Company completed the merger with BT Holdings, Inc. and acquired $456.8 million of available for sale securities from BTH, $447.5 million of which were sold during the third quarter of 2022, and classified the remaining as available-for-sale at the merger date.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Securities with unrealized losses at December 31, 2022, and 2021, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$171,079	$(14,947)	$175,011	$(43,658)	$346,090	$(58,605)
Corporate bonds	69,618	(5,581)	11,640	(1,610)	81,258	(7,191)
U.S. government and agency securities	152,471	(7,373)	95,576	(8,966)	248,047	(16,339)
Commercial mortgage-backed securities	37,083	(3,416)	54,860	(10,177)	91,943	(13,593)
Residential mortgage-backed securities	231,848	(20,465)	340,455	(56,997)	572,303	(77,462)
Commercial collateralized mortgage obligations	21,999	(2,516)	16,814	(3,001)	38,813	(5,517)
Residential collateralized mortgage obligations	48,749	(3,928)	97,621	(19,838)	146,370	(23,766)
Asset-backed securities	62,047	(1,528)	9,853	(490)	71,900	(2,018)
Total	$794,894	$(59,754)	$801,830	$(144,737)	$1,596,724	$(204,491)
Held to maturity:
State and municipal securities	$6,518	$(482)	$—	$—	$6,518	$(482)

December 31, 2021
Available for sale:
State and municipal securities	$82,627	$(1,651)	$16,617	$(672)	$99,244	$(2,323)
Corporate bonds	13,299	(201)	2,928	(72)	16,227	(273)
U.S. government and agency securities	97,010	(1,234)	440	(2)	97,450	(1,236)
Commercial mortgage-backed securities	57,703	(1,167)	6,540	(281)	64,243	(1,448)
Residential mortgage-backed securities	409,382	(5,577)	1,693	(28)	411,075	(5,605)
Commercial collateralized mortgage obligations	14,568	(330)	—	—	14,568	(330)
Residential collateralized mortgage obligations	127,080	(2,623)	31,301	(788)	158,381	(3,411)
Total	$801,669	$(12,783)	$59,519	$(1,843)	$861,188	$(14,626)
Held to maturity:
State and municipal securities	$—	$—	$—	$—	$—	$—
At December 31, 2022, the Company had 716 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at December 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2022	2021	2020
Balance at January 1,	$167	$66	$—
Impact of adopting ASC 326	—	—	96
Provision expense for credit loss for held to maturity securities	732	101	(30)
Balance at December 31,	$899	$167	$66
Accrued interest of $8.2 million and $6.1 million was not included in the calculation of the allowance or the amortized cost basis of the debt securities at December 31, 2022 or 2021, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at December 31, 2022 or 2021.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Proceeds from sales/calls	$487,544	$44,893	$64,702
Gross realized gains	3,810	1,780	774
Gross realized losses	(2,146)	(32)	(194)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2022, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$40,486	$39,652
Due after one year through five years	—	—	268,038	254,924
Due after five years through ten years	5,174	5,453	216,860	195,910
Due after ten years	7,000	6,517	275,906	229,669
Commercial mortgage-backed securities	—	—	105,536	91,943
Residential mortgage-backed securities	—	—	649,765	572,303
Commercial collateralized mortgage obligations	—	—	44,330	38,813
Residential collateralized mortgage obligations	—	—	170,136	146,370
Asset-backed securities	—	—	73,918	71,900
Total	$12,174	$11,970	$1,844,975	$1,641,484
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Carrying value of securities pledged to secure public deposits	$769,691	$331,651
Carrying value of securities pledged to repurchase agreements	6,797	10,312

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 5 - Loans
Loans consist of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Loans held for sale	$49,957	$80,387
LHFI:
Loans secured by real estate:
Commercial real estate	$2,304,678	$1,693,512
Construction/land/land development	945,625	530,083
Residential real estate	1,477,538	909,739
Total real estate	4,727,841	3,133,334
Commercial and industrial	2,051,161	1,454,235
Mortgage warehouse lines of credit	284,867	627,078
Consumer	26,153	16,684
Total LHFI(1)	7,090,022	5,231,331
Less: Allowance for loan credit losses	87,161	64,586
LHFI, net	$7,002,861	$5,166,745
____________________________
(1)Includes purchase accounting adjustment and net deferred loan fees of $14.2 million at December 31, 2022, and net deferred loan fees of $9.6 million at December 31, 2021. There were no merger date loan fair value adjustments at December 31, 2021.
On August 1, 2022, the Company completed the merger with BTH. As of the merger date, BTH had approximately $1.24 billion in loans and the Company recorded a Day 1 fair value purchase accounting net discount of $5.1 million. As of December 31, 2022, the remaining purchase accounting net loan discount was $2.2 million.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. The Company held approximately $48.1 million of unpaid principal balance PCD loans at December 31, 2022, as a result of the merger with BTH on August 1, 2022, and none at December 31, 2021.
Please see Note 1 - Significant Accounting Policies in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2022, excluding loans held for sale and loans accounted for at fair value. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2022.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$885,244	$502,287	$283,368	$230,040	$168,079	$131,411	$69,952	$2,270,381
Special mention	—	—	—	—	8,174	1,359	1,558	11,091
Classified	930	1,795	1,551	4,014	2,965	11,901	50	23,206
Total commercial real estate loans	$886,174	$504,082	$284,919	$234,054	$179,218	$144,671	$71,560	$2,304,678
Current period gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166
Current period gross recoveries	—	31	—	—	6	3	—	40
Current period net charge-offs (recoveries)	$—	$(31)	$—	$—	$(6)	$163	$—	$126

Construction/land/land development:
Pass	$445,943	$320,951	$58,880	$27,381	$27,753	$5,253	$48,436	$934,597
Special mention	6,217	—	—	—	—	—	—	6,217
Classified	180	100	286	38	160	1,708	2,339	4,811
Total construction/land/land development loans	$452,340	$321,051	$59,166	$27,419	$27,913	$6,961	$50,775	$945,625
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	200	11	—	211
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$(200)	$(11)	$—	$(211)

Residential real estate:
Pass	$535,739	$308,070	$261,293	$107,530	$48,652	$123,052	$80,375	$1,464,711
Special mention	—	—	390	—	—	—	—	390
Classified	2,227	2,764	90	1,494	1,064	4,653	145	12,437
Total residential real estate loans	$537,966	$310,834	$261,773	$109,024	$49,716	$127,705	$80,520	$1,477,538
Current period gross charge-offs	$—	$—	$—	$—	$—	$91	$—	$91
Current period gross recoveries	—	—	—	75	—	27	—	102
Current period net charge-offs (recoveries)	$—	$—	$—	$(75)	$—	$64	$—	$(11)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total

Commercial and industrial:
Pass	$454,813	$239,411	$82,168	$75,043	$40,534	$29,745	$1,083,221	$2,004,935
Special mention	8,683	2,563	—	—	187	—	1,620	13,053
Classified	3,641	11,455	188	1,978	1,224	3	14,684	33,173
Total commercial and industrial loans	$467,137	$253,429	$82,356	$77,021	$41,945	$29,748	$1,099,525	$2,051,161
Current period gross charge-offs	$28	$726	$48	$869	$337	$1,103	$5,348	$8,459
Current period gross recoveries	42	213	4	141	21	2,436	968	3,825
Current period net charge-offs (recoveries)	$(14)	$513	$44	$728	$316	$(1,333)	$4,380	$4,634

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$282,298	$282,298
Special mention	—	—	—	—	—	—	2,042	2,042
Classified	—	—	—	—	—	—	527	527
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$284,867	$284,867
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period gross recoveries	—	—	—	—	—	—	—	—
Current period net charge-offs (recoveries)	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$9,730	$3,822	$1,210	$784	$135	$15	$10,408	$26,104
Classified	22	19	—	6	—	—	2	49
Total consumer loans	$9,752	$3,841	$1,210	$790	$135	$15	$10,410	$26,153
Current period gross charge-offs	$3	$27	$7	$2	$1	$1	$2	$43
Current period gross recoveries	—	—	7	—	3	5	1	16
Current period net charge-offs (recoveries)	$3	$27	$—	$2	$(2)	$(4)	$1	$27
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables present the Company's loan portfolio aging analysis at the dates indicated:

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$31	$—	$104	$135	$2,304,543	$2,304,678	$—
Construction/land/land development	854	—	17	871	944,754	945,625	—
Residential real estate	1,814	891	450	3,155	1,474,383	1,477,538	—
Total real estate	2,699	891	571	4,161	4,723,680	4,727,841	—
Commercial and industrial	3,878	1,972	544	6,394	2,044,767	2,051,161	—
Mortgage warehouse lines of credit	—	—	—	—	284,867	284,867	—
Consumer	350	16	11	377	25,776	26,153	—
Total LHFI	$6,927	$2,879	$1,126	$10,932	$7,079,090	$7,090,022	$—

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$22	$—	$197	$219	$1,693,293	$1,693,512	$—
Construction/land/land development	—	129	52	181	529,902	530,083	—
Residential real estate	2,245	352	10,331	12,928	896,811	909,739	—
Total real estate	2,267	481	10,580	13,328	3,120,006	3,133,334	—
Commercial and industrial	77	1,172	10,927	12,176	1,442,059	1,454,235	—
Mortgage warehouse lines of credit	—	—	—	—	627,078	627,078	—
Consumer	90	—	21	111	16,573	16,684	—
Total LHFI	$2,434	$1,653	$21,528	$25,615	$5,205,716	$5,231,331	$—

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
U.S. GAAP requires that a discount or premium, and also an allowance for credit losses be recorded on acquired loans. The Company completed the merger with BTH on August 1, 2022. As a result, the Company recorded $5.1 million in net loan discounts and a $5.5 million increase in the allowance for credit losses related to PCD loans. In addition, the Company recorded a Day 1 $14.9 million provision for loan credit losses on non-PCD loans required by the Current Expected Credit Losses ("CECL") guidance.

The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $27.1 million and $15.9 million was not included in the book value for the purposes of calculating the allowance at December 31, 2022 and 2021, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Allowance for loan credit losses - BTH merger	1	—	—	5,525	—	1	5,527
Charge-offs	166	—	91	8,459	—	43	8,759
Recoveries	40	211	102	3,825	—	16	4,194
Provision(1)(2)	6,472	3,554	2,103	9,111	39	334	21,613
Ending Balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Average Balance	$1,951,246	$708,758	$1,143,190	$1,675,719	$420,639	$20,913	$5,920,465
Net Charge-offs to Loan Average Balance	0.01%	(0.03)%	—%	0.28%	—%	0.13%	0.08%

_________________________

(1)The $24.7 million provision for credit losses on the consolidated statement of income includes a $21.6 million provision for loan losses, a $2.3 million provision for off-balance sheet commitments and a $732,000 provision for held to maturity securities credit losses for the year ended December 31, 2022.
(2)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.

	Year Ended December 31, 2021
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$15,430	$8,191	$9,418	$51,857	$856	$918	$86,670
Charge-offs	170	—	78	11,923	—	63	12,234
Recoveries	65	—	117	717	—	49	948
Provision(1)	(1,900)	(4,180)	(3,341)	(505)	(516)	(356)	(10,798)
Ending Balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Average Balance	$1,501,890	$528,618	$916,039	$1,627,077	$753,588	$16,764	$5,343,976
Net Charge-offs to Loan Average Balance	0.01%	—%	—%	0.69%	—%	0.08%	0.21%

_________________________

(1)The $10.8 million provision for credit losses net benefit on the consolidated statement of income includes a $10.8 million provision for loan losses net benefit, a $68,000 benefit for off-balance sheet commitments and a $101,000 provision for held to maturity securities credit losses for the year ended December 31, 2021.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$10,013	$3,711	$6,332	$16,960	$262	$242	$37,520
Impact of Adopting ASC 326	(5,052)	1,141	(2,526)	7,296	29	360	$1,248
Charge-offs	4,924	—	692	6,702	—	76	12,394
Recoveries	19	1	202	1,022	—	24	1,268
Provision(1)	15,374	3,338	6,102	33,281	565	368	59,028
Ending Balance	$15,430	$8,191	$9,418	$51,857	$856	$918	$86,670
Average Balance	$1,322,477	$554,038	$769,838	$1,710,648	$574,837	$18,707	$4,950,545
Net Charge-offs to Loan Average Balance	0.37%	—%	0.06%	0.33%	—%	0.28%	0.22%

_________________________

(1)The $59.9 million provision for credit losses on the consolidated statement of income includes a $59.0 million net loan loss provision, a 902,000 provision for off-balance sheet commitments and a 30,000 provision benefit for held to maturity securities credit losses for the year ended December 31, 2020.

    The increase in provision expense during the year ended December 31, 2022, is primarily due to the merger with BTH, completed on August 1, 2022, which required a Day 1 CECL loan provision of $14.9 million for loan credit losses on non-PCD loans along with a $5.5 million allowance for loan credit losses on PCD loans. The allowance for loan credit losses increased $22.6 million compared to December 31, 2021, mainly due to a $23.9 million allowance for BTH loans at December 31, 2022. Qualitative factor changes across the Company's risk pools, which includes the impact of the BTH acquired loans, drove a $22.4 million increase for the year ended December 31, 2022.

The decrease in provision expense during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to improvement in forecasted economic conditions during the year ended December 31, 2021, as compared to continuing uncertainty related to ongoing economic impact and duration of the COVID-19 pandemic during the year ended December 31, 2020. The Company's credit quality profile in relation to the allowance for loan credit losses drove a decline of $25.1 million in the collectively evaluated portion of the reserve during the year ended December 31, 2021, of which a $19.6 million decrease was related to qualitative factor changes across the Company's risk pools for the year ended December 31, 2021. These declines were partially offset by an increase in certain specific loan reserves at December 31, 2021.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related Allowance for Loan Credit Losses ("ALCL") allocated to these loans.

	December 31, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$273	$97	$6,731	$—	$—	$—	$7,101
Accounts Receivable	—	—	—	831	—	—	831
Equipment	—	—	—	285	—	—	285
Total	$273	$97	$6,731	$1,116	$—	$—	$8,217
ACL Allocation	$—	$—	$—	$738	$—	$—	$738

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	December 31, 2021
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$166	$—	$8,150	$—	$—	$—	$8,316
Accounts Receivable	—	—	—	7,783	—	—	7,783
Equipment	—	—	—	601	—	—	601
Total	$166	$—	$8,150	$8,384	$—	$—	$16,700
ACL Allocation	$—	$—	$19	$6,563	$—	$—	$6,582
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
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Commercial real estate	$435	$453	$526	$512
Construction/land/land development	59	52	270	338
Residential real estate	7,023	7,684	7,712	11,647
Total real estate	7,517	8,189	8,508	12,497
Commercial and industrial	527	58	1,383	12,306
Mortgage warehouse lines of credit	—	—	—	—
Consumer	—	—	49	100
Total nonaccrual loans	$8,044	$8,247	$9,940	$24,903
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2022 and 2021, the Company had no funding commitments for which the terms were modified in TDRs.
For the year ended December 31, 2022, 2021 and 2020 gross interest income, that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $1.3 million, $1.9 million and $1.5 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended December 31, 2022, 2021 and 2020.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had $3.9 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at December 31, 2022, compared to $1.8 million at December 31, 2021.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Loans classified as TDRs were as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
TDRs
Nonaccrual TDRs	$4,389	$4,064
Performing TDRs	3,248	2,763
Total	$7,637	$6,827

The tables below summarize loans classified as TDRs by loan and concession type during the dates indicated.

	Year Ended December 31, 2022
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate(1)	1	$214	$—	$—	$211	$211
Construction/land/land development	2	850	695	—	97	792
Residential real estate	3	3,822	122	3,570	—	3,692
Total real estate	6	4,886	817	3,570	308	4,695
Commercial and industrial	1	20	20	—	—	20
Total	7	$4,906	$837	$3,570	$308	$4,715

________________________ (1) Acquired in connection with the BTH merger.

	Year Ended December 31, 2021
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Residential real estate	1	$31	$26	$—	$—	$26
Commercial and industrial	1	100	100	—	—	100
Total	2	$131	$126	$—	$—	$126

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Loans Restructured	Pre-Modification Recorded Balance	Term Concessions	Interest Rate Concessions	Combination of Term and Rate Concessions	Total Modifications
Loans secured by real estate:
Commercial real estate	2	$1,696	$1,694	$—	$—	$1,694
Residential real estate	5	1,212	—	177	877	1,054
Total real estate	7	2,908	1,694	177	877	2,748
Commercial and industrial	5	217	193	—	—	193
Consumer	1	2	—	—	2	2
Total	13	$3,127	$1,887	$177	$879	$2,943

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
There were no loans that defaulted during the year ended December 31, 2022, after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2021, one loan with an outstanding principal balance of $9,000 defaulted after having been modified as a TDR within the previous 12 months. During the year ended December 31, 2020, no loans defaulted after having been modified as a TDR within the previous 12 months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of the modified loans to their restructured terms on an ongoing basis. In the event of subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company's determination of the allowance for credit losses.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2022 and 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2022 or 2021.

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$334,708	$54,769	$389,477
Corporate bonds	—	81,258	1,000	82,258
U.S. treasury securities	110,645	—	—	110,645
U.S. government agency securities	—	137,775	—	137,775
Commercial mortgage-backed securities	—	91,943	—	91,943
Residential mortgage-backed securities	—	572,303	—	572,303
Commercial collateralized mortgage obligations	—	38,813	—	38,813
Residential collateralized mortgage obligations	—	146,370	—	146,370
Asset-backed securities	—	71,900	—	71,900
Securities available for sale	110,645	1,475,070	55,769	1,641,484
Securities carried at fair value through income	—	—	6,368	6,368
Loans held for sale	—	25,389	—	25,389
Mortgage servicing rights	—	—	20,824	20,824
Other assets - derivatives	—	26,733	—	26,733
Total recurring fair value measurements - assets	$110,645	$1,527,192	$82,961	$1,720,798

Other liabilities - derivatives	$—	$(25,275)	$—	$(25,275)
Total recurring fair value measurements - liabilities	$—	$(25,275)	$—	$(25,275)

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$364,357	$41,461	$405,818
Corporate bonds	—	82,734	—	82,734
U.S. treasury securities	92,245	—	—	92,245
U.S. government agency securities	—	5,413	—	5,413
Commercial mortgage-backed securities	—	64,243	—	64,243
Residential mortgage-backed securities	—	557,801	—	557,801
Commercial collateralized mortgage obligations	—	19,672	—	19,672
Residential collateralized mortgage obligations	—	193,740	—	193,740
Asset-backed securities	—	83,062	—	83,062
Securities available for sale	92,245	1,371,022	41,461	1,504,728
Securities carried at fair value through income	—	—	7,497	7,497
Loans held for sale	—	37,032	—	37,032
Mortgage servicing rights	—	—	16,220	16,220
Other assets - derivatives	—	11,459	—	11,459
Total recurring fair value measurements - assets	$92,245	$1,419,513	$65,178	$1,576,936

Other liabilities - derivatives	$—	$(11,494)	$—	$(11,494)
Total recurring fair value measurements - liabilities	$—	$(11,494)	$—	$(11,494)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2022	$16,220	$41,461	$7,497
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	1,219	—	—
Other noninterest income	—	—	(854)
Loss recognized in AOCI	—	(4,421)	—
Purchases, issuances, sales and settlements:
Originations	2,286	—	—
Purchases	—	22,384	—
Acquired in BTH merger	1,099	—	—
Settlements	—	(3,655)	(275)
Balance at December 31, 2022	$20,824	$55,769	$6,368

(Dollars in thousands)	Loans at Fair Value	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2021	$17,011	$13,660	$44,065	$11,554
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	—	(2,593)	—	—
Other noninterest income	(251)	—	—	(814)
Loss recognized in AOCI	—	—	(1,263)	—
Purchases, issuances, sales and settlements:
Originations	—	5,153	—	—
Purchases	—	—	1,000	—
Settlements	(16,760)	—	(2,341)	(3,243)
Balance at December 31, 2021	$—	$16,220	$41,461	$7,497
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Mortgage Servicing Rights ("MSRs")
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	December 31, 2022		December 31, 2021
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	7.65% - 9.20%	8.11%	9.10% - 36.51%	15.63%
Discount rates	9.50 - 22.07	12.55	8.89 - 10.39	9.32
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
During the second half of 2022, the Company recognized an impairment of $2.0 million and entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold approximately $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million.
Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations, forward mortgage backed security purchases or loan sale commitments and future contracts to purchase United States treasury notes are based on the fair values of the underlying mortgage loans or securities and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At December 31, 2022 and 2021, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	December 31, 2022
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$25,389	$24,946	$443
Securities carried at fair value through income	6,368	7,100	(732)
Total	$31,757	$32,046	$(289)
____________________________
(1)$3.9 million of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2022. Of this balance, $3.3 million was guaranteed by U.S. Government agencies.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	December 31, 2021
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$37,032	$36,072	$960
Securities carried at fair value through income	7,497	7,375	122
Total	$44,529	$43,447	$1,082
____________________________
(1)$1.8 million of loans held for sale were designated as nonaccrual or 90 days or more past due at December 31, 2021. Of this balance, $1.2 million was guaranteed by U.S. Government agencies.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2022	2021	2020
Mortgage banking revenue (loans held for sale)	$(517)	$(5,111)	$5,131
Other income:
Loans at fair value held for investment	—	(251)	(53)
Securities carried at fair value through income	(854)	(814)	493
Total impact on other income	(854)	(1,065)	440
Total fair value option impact on noninterest income (1)	$(1,371)	$(6,176)	$5,571
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 10 - Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both December 31, 2022 and 2021. The Company believes the fair value approximates an exit price.
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
Equity securities without readily determinable fair values totaled $67.4 million and $45.2 million at December 31, 2022 and 2021, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company's equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $24.6 million and $43.4 million, respectively, at December 31, 2022 and 2021, for Government National Mortgage Association ("GNMA") repurchase assets included in loans held for sale on the consolidated balance sheets. The assets are valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
During the second half of 2022, the Company recognized an impairment of $2.0 million and entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold approximately $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $20.7 million and $4.8 million at December 31, 2022 and 2021, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $806,000 and $1.5 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had $10,000 and $5.9 million, respectively, in principal amount of residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31, 2022		December 31, 2021
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$358,972	$358,972	$705,618	$705,618
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	67,378	67,378	45,192	45,192
GNMA repurchase asset	24,569	24,569	43,355	43,355
Accrued interest and loan fees receivable	38,136	38,136	23,402	23,402
Level 3 inputs:
Securities held to maturity	11,275	11,970	22,767	25,117
LHFI, net	7,002,861	6,835,770	5,166,745	5,133,257
Financial liabilities:
Level 2 inputs:
Deposits	7,775,702	7,753,966	6,570,693	6,572,215
FHLB advances and other borrowings	639,230	639,103	309,801	305,374
Subordinated indebtedness	201,765	181,624	157,417	156,629
Accrued interest payable	3,917	3,917	2,696	2,696
Note 7 - Premises and Equipment
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2022	2021
Land, buildings and improvements	$102,342	$87,313
Furniture, fixtures and equipment	31,648	28,454
Leasehold improvements	21,481	17,864
Construction in process	4,808	1,377
Total premises and equipment	160,279	135,008
Accumulated depreciation	(60,078)	(54,317)
Premises and equipment, net	$100,201	$80,691
Depreciation expense for premises and equipment totaled $6.8 million, $6.0 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 8 - Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2052.
The consolidated balance sheets detail and components of the Company's lease expense were as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$32,608	$23,732
Operating lease liabilities (included in Accrued expenses and other liabilities)	34,621	25,691
Finance lease liabilities (included in Accrued expenses and other liabilities)	2,551	2,852

Weighted average remaining lease term (years) - operating leases	10.66	9.47
Weighted average discount rate - operating leases	3.71%	2.89%

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Years Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Lease expense:
Operating lease expense	$5,344	$4,553	$4,680
Other lease expense	365	369	265
Total lease expense	$5,709	$4,922	$4,945
Right of use assets obtained in exchange for new operating lease liabilities	$13,428	$5,776	$1,338
Maturities of operating lease liabilities at December 31, 2022, were as follows:

(Dollars in thousands)	December 31, 2022
2023	$5,777
2024	4,954
2025	4,431
2026	3,900
2027	3,713
Thereafter	19,317
Total lease payments	42,092
Less: Imputed interest	7,471
Total lease obligations	$34,621
Supplemental cash flow related to leases was as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for operating leases	$5,311	$4,890
Note 9 - Goodwill and Other Intangible Assets
During 2022, the Company recorded goodwill totaling $94.5 million and other intangible assets totaling $38.4 million in connection with the merger with BTH. During 2021, the Company recorded goodwill totaling $7.4 million and other intangible assets totaling $14.1 million in connection with the acquisitions of the Lincoln Agency and Pulley-White.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The components of the Company's goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2022	Gross Carrying Amount at Period End	Beginning Balance	Mergers/Acquisitions	Accumulated Amortization	Net Carrying Amount at Period End
Goodwill		$34,153	$94,526	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$12	$38,356	$(3,428)	$34,940
Relationship based intangibles	19,650	15,229	—	(5,940)	13,710
Tradename	818	818	—	(91)	727
Non-compete	903	903	—	(451)	452
Total		$16,962	$38,356	$(9,910)	$49,829
December 31, 2021
Goodwill(1)		$26,741	$7,412	N/A	$34,153
Other intangible assets:
Core deposit intangibles	1,260	$1,260	$—	$(1,248)	$12
Relationship based intangibles	19,650	7,304	12,346	(4,421)	15,229
Tradename	1,004	186	818	(186)	818
Non-compete	903	—	903	—	903
Total		$8,750	$14,067	$(5,855)	$16,962
___________________________
(1)A downward adjustment of $215,000 to the preliminary goodwill estimate was recorded in conjunction with the accounting of the acquisitions of the Lincoln Agency and Pulley-White subsequent to December 31, 2021, and is reflected in the goodwill amount in the above schedule.
Core deposit intangibles acquired during the year ended December 31, 2022, represent the value of the relationships that BTH had with their deposit customers and are amortized over 10 years using an accelerated amortization methodology.
Amortization expense on other intangible assets totaled $5.5 million, $844,000 and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.
Estimated future amortization expense for intangible assets remaining at December 31, 2022, was as follows:

(Dollars in thousands) Years Ended December 31,
2023	$9,500
2024	7,676
2025	6,383
2026	5,335
2027	4,454
Thereafter	16,481
Total	$49,829

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 10 - Mortgage Banking
The following table presents the Company's revenue from mortgage banking operations:

(Dollars in thousands)	Year Ended December 31,
Mortgage banking revenue	2022	2021	2020
Origination	$774	$1,379	$1,880
Gain (loss) on sale of loans held for sale	4,889	11,862	13,481
Originations of MSRs	2,286	5,153	5,709
Servicing	5,643	5,990	6,116
Total gross mortgage revenue	13,592	24,384	27,186
MSR valuation adjustments, net	1,219	(2,593)	(12,746)
Mortgage HFS and pipeline fair value adjustment	(1,352)	(6,897)	7,351
MSR hedge impact	(6,737)	(1,967)	7,812
Mortgage banking revenue (loss)	$6,722	$12,927	$29,603
Management uses TBA mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 13 - Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Balance at beginning of period	$16,220	$13,660	$20,697
Servicing acquired in BTH merger	1,099	—	—
Addition of servicing rights	2,286	5,153	5,709
Valuation adjustment, net of amortization	1,219	(2,593)	(12,746)
Balance at end of period	$20,824	$16,220	$13,660
During the second half of 2022, the Company recognized an impairment of $2.0 million and entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold approximately $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million in the first quarter of 2023.
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
At December 31, 2022 and 2021, the reserve for mortgage loan servicing putback expenses totaled $217,000 and $379,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $24.6 million and $43.4 million at December 31, 2022 and 2021, respectively, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company's consolidated balance sheets.

As mentioned above, the Company sold approximately $1.8 million in GNMA MSR and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million during the first quarter of 2023.
Note 11 - Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Noninterest-bearing demand	$2,482,475	$2,163,507
Money market	2,442,559	2,204,109
Interest bearing demand	1,737,158	1,412,089
Time deposits	787,287	543,128
Savings	326,223	247,860
Total	$7,775,702	$6,570,693

Municipal deposits totaled $794.6 million and $814.8 million at December 31, 2022 and 2021, respectively.
Included in time deposits at December 31, 2022 and 2021, are $322.2 million and $222.7 million, respectively, of time deposits in denominations of $250,000 or more.
Maturities of time deposits, at December 31, 2022, are as follows:

(Dollars in thousands)
Years Ended December 31,
2023	$539,763
2024	212,316
2025	18,799
2026	6,321
2027	9,860
2028	228
Total	$787,287
At December 31, 2022 and 2021, overdrawn deposits of $1.3 million and $1.9 million, respectively, were reclassified as unsecured loans.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 12 - Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Short-term FHLB advances	$550,000	$—
Long-term FHLB advances	6,740	256,999
GNMA repurchase liability	24,569	43,355
Overnight repurchase agreements with depositors	27,921	9,447
Correspondent short-term borrowings	30,000	—
Total FHLB advances and other borrowings	$639,230	$309,801
Subordinated indebtedness, net	$201,765	$157,417

Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At December 31, 2022:
Short-term FHLB advance, fixed rate	$450,000	4.55%	1/3/2023
Short-term FHLB advance, fixed rate	100,000	4.62	1/13/2023
At December 31, 2021:
Long-term FHLB advance, callable quarterly, fixed rate	250,000	1.65	8/23/2033
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company's first mortgage loans, commercial real estate and other real estate loans, as well as the Company's investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2022 and 2021, were $1.29 billion and $982.2 million, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2022, ranged from 1.99% to 4.57%. Interest rates for FHLB long-term advances outstanding at December 31, 2021, ranged from 1.65% to 4.57%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.
Scheduled maturities of long-term advances from the FHLB at December 31, 2022, are as follows:

(Dollars in thousands)
Years Ended December 31,
2026	$483
2027	1,376
Thereafter	4,881
Total	$6,740

Short-Term Borrowings
In conjunction with the BTH merger, the Company assumed certain repurchase agreements with former BTH depositors that included the sale and repurchase of BTH investment securities of at least equal to the daily balance of the BTH depositor's account, subject to maximum limitations, with various maturity dates. These BTH repurchase agreements were restructured and integrated into the Company's repurchase agreements which include the sale and repurchase of investment securities and mature on a daily basis. The total overnight repurchase agreements with depositors carried a daily average interest rate of 0.24% for the year ended December 31, 2022, and 0.08% for the year ended December 31, 2021, rated into the Company's repurchase agreements which include the sale and repurchase of investment securities and mature on a daily basis.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company had unsecured lines of credit for the purchase of federal funds in the amount of $140.0 million at both December 31, 2022 and 2021. The Company also had a $75.0 million secured repurchase line of credit at December 31, 2022 and 2021. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Additionally, at December 31, 2022 and 2021, the Company had the availability to borrow $1.23 billion and $856.8 million, respectively, from the discount window at the Federal Reserve Bank of Dallas, with $1.76 billion and $1.09 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at December 31, 2022 or 2021.
Holding Company Line of Credit
On October 5, 2018, the Company entered into a Loan Agreement (the "Loan Agreement"), along with certain ancillary instruments, with NexBank SSB ("Lender") pursuant to which the Lender would make one or more revolving credit loans of up to $50 million to the Company, maturing October 5, 2021, which the Company could use for working capital and general corporate purposes. On October 5, 2021, the Company entered into a first amendment to the Loan Agreement extending the maturity to November 5, 2021. On October 29, 2021, the Company entered into a second amendment (the "Amendment") to the Loan Agreement. Pursuant to the Amendment, the loan may not exceed an aggregate principal amount of $100 million, consisting of the $50 million existing loan amount and any one or more potential incremental revolving loan commitments that the Lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company. The Lender has no obligation to agree to extend any incremental revolving loan or to increase the loan amount. The principal amounts borrowed under the Loan Agreement bear interest at a variable rate equal to the applicable Term SOFR for the then-current SOFR Interest Period plus 3.35% (as such terms are defined in the Loan Agreement). Pursuant to the Amendment, the line of credit available to the Company expired on October 28, 2022, or such date of the acceleration of the obligation pursuant to the Loan Agreement, as amended, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company shall be due and payable. The Company may extend the maturity date to a date that is three hundred and sixty-four (364) days after the then-effective maturity date, no more than two times upon (i) delivery of a written request therefor to Lender at least thirty (30) days, but no more than (60) days, prior to the maturity date then in effect; and (ii) receipt by the Lender of a certificate of the Company dated the date of such request. The Company exercised the request for extension and the maturity date was extended to October 27, 2023. The Company had $30.0 million and zero outstanding on this revolving credit loan under the Loan Agreement at December 31, 2022 and 2021, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Subordinated Indebtedness
As detailed in the table below and included in subordinated indebtedness, net in the table above, on August 1, 2022, the Company assumed $37.6 million of subordinated promissory notes ("BTH Notes") from BTH.

Debt Security	Issue Year	Interest Rate	Outstanding Amount
(Dollars in thousands)
Floating rate subordinated promissory notes due June 2025	2015	Prime +175 bps Min: 3.875% Max: 6.375%	$5,500
Floating rate subordinated promissory notes due December 2023	2016	Prime +125 bps Min: 3.875% Max: 6.375%	3,000
Floating rate subordinated promissory notes due December 2026	2016	Prime +175 bps Min: 3.875% Max: 6.375%	6,750
Floating rate subordinated promissory notes due December 2024	2017	Prime +125 bps Min: 3.875% Max: 6.375%	11,100
Floating rate subordinated promissory notes due December 2027	2017	Prime +175 bps Min: 3.875% Max: 6.375%	5,200
Floating rate subordinated promissory notes due December 2025	2018	Prime +50 bps Min: 3.875% Max: 6.125%	3,200
Floating rate subordinated promissory notes due December 2028	2018	Prime +75 bps Min: 3.875% Max: 6.125%	1,900
Fixed to floating rate subordinated promissory notes due June 2031	2021	Through 6/30/26: 4.00% After 6/30/26: Prime +75 bps Min: 3.875% Max: 6.125%	1,000
Fair value adjustment at December 31, 2022			(47)
Total assumed subordinated notes at December 31, 2022			37,603
Legacy subordinated indebtedness described below			147,894
Total subordinated indebtedness, excluding junior subordinated debt			$185,497

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The BTH Notes are intended to qualify for Tier 2 capital treatment and are substantively identical in terms and conditions, including priority, except for the maturity dates and interest rates payable on the notes. Interest is payable on the BTH Notes quarterly, and the principal amount of each BTH Note is payable at maturity. After the five-year anniversary of issuance, the Company can redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. In addition, the BTH Notes can be redeemed at any time without penalty, upon not less than ten days’ notice, in the event that (i) the BTH Notes no longer qualify as Tier 2 capital as a result of any amendment or change in interpretation or application of laws or regulation that becomes effective after the date of issuance of the BTH Notes, or (ii) a tax event, or (iii) investment company act event, as defined in the BTH Notes. The BTH Notes are unsecured and rank senior to the Company’s common stock, any preferred stock that may be issued, and the BTH TruPS (defined below).
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears, subject to customary fallback provision upon the discontinuation of LIBOR. Origin Bank is entitled to redeem the 4.25% Notes, in whole or in part, on or after February 15, 2025, and to redeem the 4.25% Notes at any time in whole upon certain other specified events. The 4.25% Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and a portion was transferred to Origin Bank, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank.
The balance of the subordinated indebtedness varies from the amounts carried on the consolidated balance sheets due to the remaining purchase discount of $3.2 million and $3.4 million, at December 31, 2022 and 2021, respectively, which was established at the time of issuance and is being amortized over the remaining life of the securities using the interest method.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table is a summary of the terms of the current junior subordinated debentures at December 31, 2022:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	7.71%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	6.57	16.00
BT Holdings Trust I	05/2007	09/2037	7,217	Variable (3)	6.37	N/A
Par amount			$18,043
Unamortized original issue discount			(1,055)
Unamortized purchase accounting discount			(720)
Total junior subordinated debt at December 31, 2022			$16,268
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 3.30%, with the last reprice date on October 27, 2022.
(2)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.80%, with the last reprice date on December 13, 2022.
(3)The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.64% with the last reprice date on December 2, 2022.
Note 13 - Derivative Financial Instruments
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
Cash Flow Hedges of Interest Rate Risk
The Company is a party to interest rate swap agreements under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instruments represented by these swap agreements are designated as cash flow hedges of the Company's forecasted variable cash flows under a variable-rate term borrowing agreements. During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the change in fair value of the derivatives recognized directly in earnings. The entire swap fair value will be reclassified into earnings before the expiration dates of the swap agreements.
Derivatives Not Designated as Hedges
Customer interest rate derivative program
The Company offers certain derivatives products, primarily interest rate swaps, directly to qualified commercial banking customers to facilitate their risk management strategies. In most instances, the Company acts only as an intermediary, simultaneously entering into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions without significantly impacting its results of operations. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and any offsetting derivatives are recognized directly in earnings as a component of noninterest income.
From time to time, the Company shares in credit risk on interest rate swap arrangements, by entering into risk participation agreements with syndication partners. These are accounted for at fair value and disclosed as risk participation derivatives.
Mortgage banking derivatives
The Company enters into certain derivative agreements as part of its mortgage banking and related risk management activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a mandatory delivery basis. The Company also economically hedges the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future and U.S. Treasury future contracts.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company's consolidated balance sheets at December 31, 2022 and 2021, as well as the effect of these derivative instruments on the Company's consolidated statements of income for the year ended December 31, 2022 and 2021. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

	Notional Amounts(1)		Fair Values
(Dollars in thousands) Derivatives designated as cash flow hedging instruments:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate swaps included in other assets	$10,500	$21,000	$1,043	$(103)

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$352,842	$315,188	$25,482	$10,417
Interest rate swaps included in other liabilities	345,742	327,510	(25,175)	(10,762)
Risk participation agreements included in accrued expenses and other liabilities on the consolidated balance sheets	59,738	63,374	—	(2)
Forward commitments to purchase TBA mortgage-backed securities included in other liabilities	7,000	80,000	(100)	(627)
Forward commitments to purchase treasury notes in other assets	31,500	—	—	—
Forward commitments to sell residential mortgage loans included in other assets	8,500	52,000	7	1
Interest rate-lock commitments on residential mortgage loans included in other assets	9,544	36,694	201	1,041
	$814,866	$874,766	$415	$68
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
The weighted-average rates paid and received for interest rate swaps at December 31, 2022, were as follows:

	Weighted-Average Interest Rate
	December 31, 2022		December 31, 2021
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.98%	5.72%	4.81%	2.89%
Non-hedging interest rate swaps - financial institution counterparties	3.72	5.75	4.32	2.68
Non-hedging interest rate swaps - customer counterparties	5.75	3.72	2.68	4.33
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2022	2021	2020
Amount of (loss) gain recognized in mortgage banking revenue (1)	$(2,813)	$(3,118)	$4,081
Amount of gain (loss) recognized in other non-interest income	655	816	(307)
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 10 - Mortgage Banking for more information on components of mortgage banking revenue.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
At December 31, 2022 and 2021, the Company had cash collateral on deposit with swap counterparties totaling $7.6 million and $16.5 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 14 - Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company's 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards ("RSA"), restricted stock units ("RSU"), dividend equivalent rights, performance stock units ("PSU") or any combination thereof. At December 31, 2022, the maximum number of shares of the Company's common stock available for issuance under the 2012 Plan was 194,020 shares.
Additionally, in April 2021, an employee stock purchase plan ("ESPP") was approved by the Company's stockholders and qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company's common stock by employees, and the total number of shares available for issuance at December 31, 2022, was 973,911. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company's common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the fair value of the rights on the grant date, adjusted for forfeitures and certain modifications.
Under the ESPP, employees purchased 26,089 shares during the year ended December 31, 2022, and no shares of common stock were issued pursuant to the ESPP during the year ended December 31, 2021.
In February 2022, the Compensation Committee ("Committee") approved and the Company granted PSUs to select officers and employees under the 2012 Plan. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant's continuous service with the Company through the third anniversary of the date of the grant. The performance period is the three-year period commencing on January 1, 2022, and ending on December 31, 2024 ("Performance Period").
On December 7, 2022, the Committee and the independent members of the Board also approved a special, one-time stock award to Drake Mills, the Company’s President and Chief Executive Officer (the “One-Time Award”), having an approximate value of $10,000,000, was comprised of 129,736 restricted stock units (“CEO RSUs”) and 129,735 market-based performance stock units (“CEO PSUs”), and was effective as of December 13, 2022, (the “Grant Date”). In exchange for the One-Time Award, Mr. Mills agreed to a 2-year non-competition covenant, in addition to the standard non-solicitation of customers and employees covenant included in the Company’s form of award agreement. Pursuant to the One-Time Award, the CEO RSUs shall vest in five approximately equal installments on each of the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date, subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death, disability, termination of employment without cause or resignation for good reason. The CEO PSUs shall be eligible to vest based on achievement of five pre-established stock price hurdles (each, a “Stock Price Hurdle”) during a seven-year performance period (the “CEO Performance Period”). Achievement of each Stock Price Hurdle requires substantial and sustained growth in the Company’s stock price, with each Stock Price Hurdle representing a twenty percent (20%) price appreciation over the 20-day average closing price of the Company’s common stock as of the Grant Date (such that 100% appreciation is required for 100% of the CEO PSUs to vest). Each Stock Price Hurdle must be maintained for twenty consecutive days during the CEO Performance Period. Each of the five tranches of CEO PSUs will vest on the later of the date that the applicable Stock Price Hurdle is achieved (“Achieved PSUs”) or the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date, respectively, subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death or disability. If Mr. Mills’ employment is terminated without cause or he resigns for good reason, then any Achieved PSUs will become fully vested and unearned CEO PSUs will remain outstanding and eligible to vest based on achievement of the Stock Price Hurdle during the CEO Performance Period. The One-Time Award was granted pursuant to, and subject to the terms and conditions of, the Origin Bancorp, Inc. 2012 Stock Incentive Plan and the Company’s form of RSU agreement and PSU agreement, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Compensation expense for the CEO PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date determined by using a Monte Carlo simulation model with the following inputs:

Simulation Inputs	Year Ended December 31, 2022
Grant date	December 13, 2022
Performance period	seven years
Stock price	$36.87
Expected volatility (1)	33.0%
Risk-free rate (2)	3.5
____________________________
(1)The expected volatility was determined based on the historical volatilities of the Company and the specified peer group.
(2)The risk-free interest rate for the performance period was derived from the seven-year continuous U.S. Treasury Yield constant maturity curve on the valuation date.
Share-based compensation cost charged to income for the years ended December 31, 2022, 2021, and 2020 is presented below. There was no stock option expense for any of the periods shown.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
RSA & RSU	$2,845	$2,100	$2,320
PSU	288	—	—
ESPP	316	195	—
Total stock compensation expense	$3,449	$2,295	$2,320
Related tax benefits recognized in net income	$724	$482	$487
Restricted Stock and Performance Stock Grants
The Company's RSAs and RSUs are time-vested awards and are granted to the Company's Board of Directors, executives and senior management team. The service period in which time-vested awards are earned ranges from one to seven years. Time-vested awards are valued utilizing the fair value of the Company's stock at the grant date. These awards are recognized on the straight-line method over the requisite service period, with forfeitures recognized as they occur.
The Company's PSU awards, excluding the CEO PSUs, are three-year cliff-vested awards, with each unit divided into two categories ("ROAA Unit Group" and "ROAE Unit Group"), composed of an equivalent number of initial PSUs granted. The PSUs do not reflect potential increases or decreases resulting from the interim performance results until the final performance results are determined at the end of the three-year period. The ROAA Unit Group is based upon the Company's Performance Period Return on Average Assets performance, and the ROAE Unit Group is based upon the Company's Performance Period Return on Average Equity performance. The PSUs are initially valued utilizing the fair value of the Company's stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company's Performance Period ROAA or ROAE to the Company's targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company's period end stock price. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table summarizes the Company's award activity:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSA shares, January 1,	48,048	$35.27	103,359	$31.51	149,449	$35.15
Granted RSA	12,840	37.39	13,460	42.26	30,638	20.14
Vested RSA	(33,497)	36.00	(67,825)	31.07	(72,325)	33.88
Forfeited RSA	—	—	(946)	24.69	(4,403)	37.11
Nonvested RSA shares, December 31,	27,391	35.37	48,048	35.27	103,359	31.51

Nonvested RSU, January 1,	73,977	$40.64	—	$—	—	$—
Granted RSU	222,282	39.43	73,977	40.64	—	—
Vested RSU	(24,028)	40.56	—	—	—	—
Forfeited RSU	(1,841)	43.48	—	—	—	—
Nonvested RSU, December 31,	270,390	39.63	73,977	40.64	—	—

Nonvested PSU, January 1,	—	$—	—	$—	—	$—
Granted PSU	157,367	29.06	—	—	—	—
Adjustment due to performance	—	—	—	—	—	—
Nonvested PSU, December 31,	157,367	29.06	—	—	—	—
At December 31, 2022, there was $518,000, $9.6 million and $4.0 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.6, 4.6 and 2.8 years for RSA, RSU and PSU shares, respectively.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The table below summarizes the status of the Company's stock options and changes during the years ended December 31, 2022, 2021, and 2020.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
BTH options converted to OBNK options	611,676	28.62	—	8,838
Exercised	(144,785)	20.80	—	2,992
Expired	(1,654)	34.44	—	—
Outstanding and exercisable at December 31, 2022	504,437	29.46	5.13	3,736

Year Ended December 31, 2021
Outstanding at January 1, 2021	224,000	10.86	4.92	3,789
Exercised	(184,800)	10.88	—	6,447
Outstanding and exercisable at December 31, 2021	39,200	10.73	2.28	1,262

Year Ended December 31, 2020
Outstanding at January 1, 2020	254,000	10.55	5.81	6,932
Exercised	(30,000)	8.25	—	866
Outstanding and exercisable at December 31, 2020	224,000	10.86	4.92	3,789

Note 15 - Employee Benefit Plans
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
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $2.4 million, $2.1 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Other Benefit Plans
The Company has entered into individual Supplemental Executive Retirement Plans (“SERP”) or Executive Supplemental Income Agreements (“ESIA”) with several of its executive officers. Eligibility to participate in a SERP or ESIA is limited to senior officers and determined by the Board. The SERPs and ESIA are unfunded and designed to be a nonqualified deferred compensation retirement plan in compliance with Section 409A of the Internal Revenue Code. Deferred compensation has been recorded for these plans as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $10.9 million and $10.4 million at December 31, 2022 and 2021, respectively. Typically, payments to participants reduce the accrual and any actuarial adjustments are netted with the expense. The expense recorded for the deferred compensation plan totaled $1.1 million, $1.1 million, and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
On December 7, 2022, the Company's Board of Directors approved the Origin Bank Nonqualified Deferred Compensation Plan (the “DCP”), pursuant to which certain employees, including the Company’s named executive officers, may elect to participate. Pursuant to the DCP, which became effective January 1, 2023, participants may make deferral elections with respect to their base salary, bonus or stock units. The Company may make discretionary contributions to the DCP, which contributions will be subject to a vesting schedule. Unless otherwise specified by the Company, such Company contributions will have a 5-year ratable vesting schedule, subject to acceleration of vesting in the case of a change in control or the participant’s death, disability or retirement. Participants may make individual investment elections that will determine the rate of return on their cash deferral amounts under the DCP. Cash deferrals are only deemed to be invested in the investment options selected. The DCP does not provide any above-market returns or preferential earnings to participants, and, with the exception of Company contributions, the deferrals and their earnings are always 100% vested. Participants may elect at the time they make their deferral elections to receive in-service and/or separation from service distributions, either as a lump sum payment or in substantially equal annual installments over a period of 5 years or 10 years, respectively.
There was no deferred compensation liability or expense recorded pursuant to the DCP plan during the periods covered by this report.
Note 16 - Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Year Ended December 31,
Federal income taxes:	2022	2021	2020
Current	$1,378	$17,022	$18,157
Deferred	18,634	6,077	(11,545)
State income taxes:
Current	40	584	1,723
Deferred	(325)	202	(339)
Income tax expense	$19,727	$23,885	$7,996

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is below:

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$22,563	21.00%	$27,811	21.00%	$9,314	21.00%
Tax exempt revenue, net of nondeductible interest	(1,510)	(1.41)	(1,339)	(1.01)	(878)	(1.98)
Low-income housing tax credits, net of amortization	(832)	(0.77)	(468)	(0.35)	(511)	(1.15)
Other tax credits, net of add-backs	(1,218)	(1.13)	(1,218)	(0.92)	(1,218)	(2.75)
Bank-owned life insurance income	(145)	(0.13)	(170)	(0.13)	(259)	(0.58)
State income taxes, net of federal benefit	(201)	(0.19)	662	0.50	1,033	2.35
Stock-based compensation	17	0.02	(1,272)	(0.96)	181	0.41
Nondeductible expense	996	0.93	106	0.08	257	0.58
Other	57	0.04	(227)	(0.17)	77	0.16
Total income tax expense	$19,727	18.36%	$23,885	18.04%	$7,996	18.04%
Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2022	2021
Credit loss allowances	$20,480	$14,565
Deferred compensation and share-based compensation	7,699	4,795
Net operating loss carryforwards	27,341	1,170
Credit carryforwards	3,678	—
Other	45	278
Investments in limited partnerships	13	—
Other real estate owned	9	—
Lease obligations	36	—
Premium/discount on acquisitions	624	—
Deferred rent obligations	594	—
Gross deferred tax assets	60,519	20,808
Valuation allowance	(899)	(974)
Deferred tax assets net of valuation allowance	$59,620	$19,834

Deferred tax liabilities:
Basis difference in premises and equipment	$3,811	$2,461
Intangible assets	8,539	127
Mortgage servicing rights	4,499	3,504
Other	341	1,144
Gross deferred tax liabilities	17,190	7,236
Net deferred tax asset	$42,430	$12,598
At December 31, 2022, the Company had $126.5 million of Federal gross net operating net loss carryforwards and $22.8 million in gross state net operating losses carryforwards. Of these net loss carryforwards, $3.1 million in Federal gross net operating loss carryforwards acquired in previous business combinations are expiring between 2023 and 2028, and 65.4% of the $22.8 million in state net operating losses can be carried forward indefinitely with the remaining carryforwards expiring between 2028 and 2042. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused, and has established a $899,000 valuation allowance related to these carryforwards.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2019.
Note 17 - Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive income (loss) income ("AOCI") includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$6,412	$(79)	$6,333
Net change	19,794	(478)	19,316
Balance at December 31, 2020	26,206	(557)	25,649
Net change	(20,397)	477	(19,920)
Balance at December 31, 2021	5,809	(80)	5,729
Net change	(166,509)	905	(165,604)
Balance at December 31, 2022	$(160,700)	$825	$(159,875)
Note 18 - Capital and Regulatory Matters
The Company (on a consolidated basis) and the Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Origin to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at December 31, 2022 and 2021, that the Company and Origin met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2022 and 2021, Origin's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," Origin must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company's regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL's initial impact on the Company's regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company's regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $5.1 million and $7.6 million at December 31, 2022 and 2021, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Origin at December 31, 2022 and 2021, are presented in the following table:

(Dollars in thousands) December 31, 2022	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$906,859	10.93%	$580,857	7.00%	N/A	N/A
Origin Bank	952,579	11.50	579,775	7.00	$538,363	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	922,584	11.12	705,327	8.50	N/A	N/A
Origin Bank	952,579	11.50	704,013	8.50	662,600	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,180,665	14.23	871,290	10.50	N/A	N/A
Origin Bank	1,109,257	13.39	869,661	10.50	828,249	10.00
Leverage Ratio
Origin Bancorp, Inc.	922,584	9.66	381,955	4.00	N/A	N/A
Origin Bank	952,579	9.94	383,359	4.00	479,198	5.00
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	681,039	11.20	425,475	7.00	N/A	N/A
Origin Bank	724,440	11.97	423,819	7.00	393,546	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	690,448	11.36	516,648	8.50	N/A	N/A
Origin Bank	724,440	11.97	514,637	8.50	484,365	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	897,503	14.77	638,212	10.50	N/A	N/A
Origin Bank	852,825	14.09	635,727	10.50	605,454	10.00
Leverage Ratio
Origin Bancorp, Inc.	690,448	9.20	300,195	4.00	N/A	N/A
Origin Bank	724,440	9.66	299,932	4.00	374,915	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank's year-to-date net income combined with the retained net income for the preceding year, which was $170.4 million at December 31, 2022.
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
There have been no stock repurchases during the year ended December 31, 2022.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 19 - Commitments and Contingencies
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
The table below presents the Company's commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) December 31, 2022
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$1,093,744	$988,212	$553,069	$96,783	$2,731,808
Standby letters of credit	86,922	2,264	—	—	89,186
Total off-balance sheet commitments	$1,180,666	$990,476	$553,069	$96,783	$2,820,994
December 31, 2021
Commitments to extend credit(1)	$643,089	$620,741	$300,863	$56,525	$1,621,218
Standby letters of credit	42,516	6,633	—	—	49,149
Total off-balance sheet commitments	$685,605	$627,374	$300,863	$56,525	$1,670,367
____________________________
(1)Includes $594.6 million and $513.0 million of unconditionally cancellable commitments at December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company held 28 unfunded letters of credit from the FHLB totaling $277.4 million, with expiration dates ranging from January 14, 2023, to September 22, 2027. At December 31, 2021, the Company held 43 unfunded letters of credit from the FHLB totaling $599.3 million, with expiration dates ranging from January 20, 2022, to March 22, 2023.
The Company has a total contingent liability of $3.1 million as of December 31, 2022, for retention bonuses and guaranteed minimum incentives. The contingent liability consists of retention bonuses totaling $1.0 million for former BTH employees, with $523,000, or 50%, due at December 31, 2023, and the remaining $523,000, or 50%, due at December 31, 2024. Additionally, the Company will pay $2.0 million, in total, in guaranteed minimum incentives to certain employees, with approximately 42% due on or about December 31, 2023, and 29% each due on or about December 31, 2024 and 2025, respectively. In all cases, continued employment through the payout date is required in order to receive the compensation.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
In conjunction with the December 31, 2021, acquisitions of the Lincoln Agency, LLC and Pulley-White Insurance Agency, Inc., the Company has a total fair value contingent liability of $1.5 million and $1.4 million as of December 31, 2022 and 2021, respectively. The amount is payable if Davison Insurance Agency, LLC, the acquirer and surviving wholly-owned subsidiary of the Company, meets certain revenue growth objectives over three years. The fair value and probability of payout of this liability is reassessed annually at the fiscal year end of the Company.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.6 million and $2.3 million at December 31, 2022 and 2021, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time, the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 20 - Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2022 and 2021, were as follows:

(Dollars in thousands)	2022	2021
Balance, beginning of year	$471	$1,392
Advances	10,853	907
Principal repayments	(1,156)	(1,544)
Effect of changes in composition of related parties	66,058	(284)
Balance, end of year	$76,226	$471

Commitments to extend credit	$2,570	$833
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2022 and 2021, amounted to $40.0 million and $30.0 million, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 21 - Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2022	2021
Assets
Cash and cash equivalents	$99,810	$28,904
Investment in affiliates/subsidiaries	995,507	774,840
Other assets	19,840	16,343
Total assets	$1,115,157	$820,087
Liabilities and Stockholders' Equity
Short-term borrowings	$30,000	$—
Subordinated indebtedness, net	132,661	88,405
Accrued expenses and other liabilities	2,553	1,471
Total liabilities	165,214	89,876
Stockholders' Equity
Common stock	153,733	118,733
Additional paid‑in capital	520,669	242,114
Retained earnings	435,416	363,635
Accumulated other comprehensive (loss) income	(159,875)	5,729
Total stockholders' equity	949,943	730,211
Total liabilities and stockholders' equity	$1,115,157	$820,087

(Dollars in thousands)	Year Ended December 31,
Condensed Statements of Income	2022	2021	2020
Income:
Dividends from subsidiaries	$17,500	$19,200	$17,250
Other	408	1,608	12
Total income	17,908	20,808	17,262
Expenses:
Interest expense	5,612	4,313	1,333
Salaries and employee benefits	220	221	214
Other	4,915	1,079	1,182
Total expenses	10,747	5,613	2,729
Income before income taxes and equity in undistributed net income of subsidiaries	7,161	15,195	14,533
Income tax benefit	3,359	762	549
Income before equity in undistributed net income of subsidiaries	10,520	15,957	15,082
Equity in undistributed net income of subsidiaries	77,195	92,589	21,275
Net income	$87,715	$108,546	$36,357

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2022	2021	2020
Cash flows from operating activities:
Net income	$87,715	$108,546	$36,357
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,254)	7	(1)
Equity in undistributed net income of subsidiaries	(77,195)	(92,589)	(21,275)
Amortization of subordinated indebtedness discount including purchase accounting adjustment	181	147	58
Other, net	4,805	(5,898)	3,633
Net cash (used in) provided by operating activities	13,252	10,213	18,772
Cash flows from investing activities:
Lincoln Agency and Pulley-White acquisitions	—	(7,457)	—
BTH acquisition	44,265	—	—
Capital contributed to subsidiaries	—	—	(51,000)
Net purchases of non-marketable equity securities held in other financial institutions	—	(3,612)	—
Capital calls on limited partnership investments	(3,722)	(513)	—
Net cash provided by (used in) investing activities	40,543	(11,582)	(51,000)
Cash flows from financing activities:
Proceeds from short-term borrowings	30,000	—	—
Dividends paid	(15,887)	(11,525)	(8,854)
Cash received on exercise of stock options	2,998	146	248
Proceeds from issuance of subordinated indebtedness	—	—	78,556
Payment to repurchase common stock	—	(1,256)	(723)
Net cash provided by (used by) financing activities	17,111	(12,635)	69,227
Net increase (decrease) in cash and cash equivalents	70,906	(14,004)	36,999
Cash and cash equivalents at beginning of year	28,904	42,908	5,909
Cash and cash equivalents at end of year	$99,810	$28,904	$42,908

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 22 - Subsequent Events
During the second half of 2022, the Company entered into an agreement to sell substantially all of its GNMA mortgage servicing rights portfolio, recognized an impairment of $2.0 million, and met all final sale conditions in early 2023. The sale was completed in February 2023. The Company sold approximately $1.8 million in GNMA mortgage servicing rights, representing $453.3 million in unpaid principal balances, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability of $24.6 million.
For further information on the sale, please see Note 10 - Mortgage Banking in these notes to the consolidated financial statements.

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
Management's annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by Securities and Exchange Commission guidance, management excluded from its assessment the operations of BT Holdings, Inc., and its wholly owned subsidiary, BTH Bank, which merger, described in Note 3 - Business Combinations of the Consolidated Financial Statements included in Part II, Item 8 of this report, was effective August 1, 2022. The total assets acquired in the BTH merger represented approximately 19.1% of the Company's total consolidated assets as of December 31, 2022. Based on the assessment, management determined that we maintained effective internal control over financial reporting at December 31, 2022, based on the specified criteria. The effectiveness of our internal control over financial reporting at December 31, 2022, has been audited by FORVIS, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana

Opinion on the Internal Control over Financial Reporting
We have audited Origin Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the years in the three-year period ended December 31, 2022, and our report dated February 22, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded BT Holdings, Inc. acquired on August 1, 2022. We have also excluded BT Holdings, Inc. from the scope of our audit of internal control over financial reporting. BT Holdings, Inc. represented 10.02 percent of consolidated revenues for the year ended December 31, 2022, and 14.35 percent of consolidated total assets as of December 31, 2022.
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
FORVIS, LLP (Formerly BKD, LLP)
Little Rock, Arkansas
February 22, 2023

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants at December 31, 2022, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 14 - Stock and Incentive Compensation Plans to our consolidated financial statements contained in Item 8 of this report.

	Number of Securities to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2012 Stock Incentive Plan	—	$—	194,020
Issued prior to establishment of the 2012 Stock Incentive Plan	14,400	13.31	—
BTH 2012 Equity Incentive Plan	490,037	29.93	490,037
Total	504,437	28.18	684,057
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
Further information regarding security ownership of our 5% stockholders and our directors, director nominees and executive officers required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

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

10.22
Pledge and Security Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 11, 2018 (File No. 001-38487)

10.23
Fiscal and Paying Agency Agreement, dated as of February 6, 2020, by and between Origin Bank and U.S. Bank National Association, as Fiscal and Paying Agent, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed February 6, 2020 (File No. 001-38487)

10.24
Form of Subordinated Note Purchase Agreement, dated as of February 6, 2020, by and among Origin Bank and the several Purchasers, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 6, 2020 (File No. 001-38487)

10.25 *
Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore incorporated by reference to Exhibit 10.31 to the Company's 10-K for the year ended December 31, 2020 (file No. 001-38487)

10.26
First Amendment to Loan Agreement, dated as of October 5, 2021, by and between Origin Bancorp, Inc. and NexBank, SSB, incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed for year ended December 31, 2021, (File No. 001-38487)

10.27
Second Amendment to Loan Agreement, dated as of October 29, 2021, by and between Origin Bancorp, Inc. and NexBank, SSB, incorporated by reference to Exhibit 10.28 to the Company's Form 10-K filed for year ended December 31, 2021, (File No. 001-38487)

Exhibit Number	Description
10.28 *
Change in Control Agreement, dated June 14, 2018, among Origin Bank, Origin Bancorp, Inc. and Jimmy R. Crotwell, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed for year ended December 31, 2021, (File No. 001-38487)

10.29 *	Form of Performance Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan

10.30 *	Form of Restricted Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan

10.31 *	Change in Control Agreement, dated February 22, 2022, among Origin Bank, Origin Bancorp, Inc. and Derek McGee

10.32 *	Termination of Change in Control Agreement, dated August 8, 2022, among Origin Bancorp, Inc., Origin Bank and Stephen Brolly

10.33 *
Change in Control Agreement, dated July 27, 2022, among Origin Bank, Origin Bancorp, Inc. and William Wallace (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed July 27, 2022 (File No. 001-38487)

10.34 *
Employment Agreement between Origin Bancorp, Inc., and Stephen Brolly, dated August 8, 2022 (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 27, 2022 (File No. 001-38487)

10.35 *	Amendment to Employment Agreement, dated May 24, 2022, among BTH Bank, N.A, BT Holdings, Inc, and Lori Sirman

10.36 *	Amendment to Employment Agreement, dated May 27, 2022, among BTH Bank, N.A, BT Holdings, Inc, and Jay Dyer

10.37 *	Origin Bancorp, Inc., Origin Bank Nonqualified Deferred Compensation Plan, dated December 8, 2022

10.38 *	Origin Bancorp, Inc., Origin Bank Long Term Equity Deferred Compensation Plan, dated December 8, 2022

10.39 *	Form of Incentive Agreement for Performance Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills

10.40 *	Form of Incentive Agreement for Restricted Stock Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, is formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)
Date: February 22, 2023	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 22, 2023
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Wallace, IV	February 22, 2023
William J. Wallace, IV, Chief Financial Officer/Senior Executive Officer (Principal Financial Officer)

/s/ Stephen H. Brolly	February 22, 2023
Stephen H. Brolly, Chief Accounting Officer/Senior Executive Officer (Principal Accounting Officer)

/s/ Daniel Chu	February 22, 2023
Daniel Chu, Director

/s/ James S. D'Agostino	February 22, 2023
James S. D'Agostino, Director

/s/ James E. Davison, Jr.	February 22, 2023
James E. Davison, Jr., Director

/s/ Jay Dyer	February 22, 2023
Jay Dyer, Director

/s/ A. La'Verne Edney	February 22, 2023
A. La'Verne Edney, Director

/s/ Meryl Farr	February 22, 2023
Meryl Farr, Director

/s/ Richard Gallot, Jr.	February 22, 2023
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 22, 2023
Stacey W. Goff, Director

/s/ Michael A. Jones	February 22, 2023
Michael A. Jones, Director

/s/ Gary E. Luffey	February 22, 2023
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 22, 2023
Farrell J. Malone, Director

/s/ Lori Sirman	February 22, 2023
Lori Sirman, Director

/s/ Elizabeth E. Solender	February 22, 2023
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 22, 2023
Steven Taylor, Director