Form 10-Q
period 2023-03-31
Origin Bancorp, Inc.
filed 2023-05-03
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,780,953 shares of Common Stock, par value $5.00 per share, were issued and outstanding at April 27, 2023.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2023

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects,” and similar expressions or future or conditional verbs such as “could,” “may,” “might,” “should,” “will,” and “would,” or variations or negatives of such terms are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
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

•natural disasters and adverse weather events (including hurricanes), acts of terrorism, an outbreak of hostilities, (including the impacts related to or resulting from Russia’s military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments), regional or national protests and civil unrest (including any resulting branch closures or property damage), widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;
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
•increasing costs as we grow and compete for deposits;
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
•risks related to environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Cash and due from banks	$117,309	$150,180
Interest-bearing deposits in banks	707,802	208,792
Total cash and cash equivalents	825,111	358,972
Securities:
Available for sale	1,591,334	1,641,484
Held to maturity, net allowance for credit losses of $981 and $899 at March 31, 2023, and December 31, 2022, respectively (fair value of $12,031 and $11,970 at March 31, 2023, and December 31, 2022, respectively)	11,191	11,275
Securities carried at fair value through income	6,413	6,368
Total securities	1,608,938	1,659,127
Non-marketable equity securities held in other financial institutions	77,036	67,378
Loans held for sale ($29,143 and $25,389 at fair value at March 31, 2023, and December 31, 2022, respectively)	29,143	49,957
Loans, net of allowance for credit losses of $92,008 and $87,161 at March 31, 2023, and December 31, 2022, respectively	7,283,815	7,002,861
Premises and equipment, net	104,047	100,201
Mortgage servicing rights	18,261	20,824
Cash surrender value of bank-owned life insurance	39,253	39,040
Goodwill	128,679	128,679
Other intangible assets, net	47,277	49,829
Accrued interest receivable and other assets	196,956	209,199
Total assets	$10,358,516	$9,686,067
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$2,247,782	$2,482,475
Interest-bearing deposits	4,779,023	4,505,940
Time deposits	1,147,505	787,287
Total deposits	8,174,310	7,775,702
Federal Home Loan Bank (“FHLB”) advances, repurchase obligations and other borrowings	875,502	639,230
Subordinated indebtedness, net	201,845	201,765
Accrued expenses and other liabilities	114,272	119,427
Total liabilities	9,365,929	8,736,124
Commitments and contingencies - See Note 11 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,780,853 and 30,746,600 shares issued at March 31, 2023, and December 31, 2022, respectively)	153,904	153,733
Additional paid‑in capital	522,124	520,669
Retained earnings	455,040	435,416
Accumulated other comprehensive loss	(138,481)	(159,875)
Total stockholders’ equity	992,587	949,943
Total liabilities and stockholders’ equity	$10,358,516	$9,686,067
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income
Interest and fees on loans	$106,496	$51,183
Investment securities-taxable	8,161	5,113
Investment securities-nontaxable	1,410	1,400
Interest and dividend income on assets held in other financial institutions	4,074	587
Total interest and dividend income	120,141	58,283
Interest expense
Interest-bearing deposits	34,557	2,886
FHLB advances and other borrowings	5,880	1,094
Subordinated indebtedness	2,557	1,801
Total interest expense	42,994	5,781
Net interest income	77,147	52,502
Provision for credit losses	6,197	(327)
Net interest income after provision for credit losses	70,950	52,829
Noninterest income
Insurance commission and fee income	7,011	6,456
Service charges and fees	4,571	3,998
Mortgage banking revenue	1,781	4,096
Other fee income	942	598
Swap fee income	384	139
Gain on sales of securities, net	144	—
Limited partnership investment income (loss)	66	(363)
Gain on sales and disposals of other assets, net	63	—
Other income	1,422	982
Total noninterest income	16,384	15,906
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Noninterest expense
Salaries and employee benefits	$33,731	$26,488
Occupancy and equipment, net	6,503	4,427
Data processing	2,916	2,486
Intangible asset amortization	2,553	537
Office and operations	2,303	1,560
Professional services	1,525	1,060
Loan-related expenses	1,465	1,305
Advertising and marketing	1,456	871
Electronic banking	1,009	917
Franchise tax expense	975	770
Regulatory assessments	951	626
Communications	384	281
Merger-related expense	—	571
Other expenses	989	875
Total noninterest expense	56,760	42,774
Income before income tax expense	30,574	25,961
Income tax expense	6,272	5,278
Net income	$24,302	$20,683
Basic earnings per common share	$0.79	$0.87
Diluted earnings per common share	0.79	0.87
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$24,302	$20,683
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	27,400	(91,214)
Reclassification adjustment for net (gain) included in net income	(144)	—
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	27,256	(91,214)
Net gain realized as a yield adjustment in interest on transferred investment securities	(3)	(3)
Change in the net unrealized gain (loss) on investment securities, before tax	27,253	(91,217)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	5,724	(19,156)
Change in the net unrealized gain (loss) on investment securities, net of tax	21,529	(72,061)
Cash flow hedges:
Net unrealized gain arising during the period	643	513
Reclassification adjustment for (gain) loss included in net income	(814)	46
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(171)	559
Income tax (benefit) expense related to net unrealized (loss) gain on cash flow hedges	(36)	117
Change in net unrealized position on cash flow hedges, net of tax	(135)	442
Other comprehensive income (loss), net of tax	21,394	(71,619)
Comprehensive income (loss)	$45,696	$(50,936)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	20,683	—	20,683
Other comprehensive loss, net of tax	—	—	—	—	(71,619)	(71,619)
Recognition of stock compensation, net	2,246	11	675	—	—	686
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,096)	—	(3,096)
Balance at March 31, 2022	23,748,748	$118,744	$242,789	$381,222	$(65,890)	$676,865

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	24,302	—	24,302
Other comprehensive income, net of tax	—	—	—	—	21,394	21,394
Recognition of stock compensation, net	34,253	171	1,455	—	—	1,626
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,678)	—	(4,678)
Balance at March 31, 2023	30,780,853	$153,904	$522,124	$455,040	$(138,481)	$992,587

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2023	2022
Net income	$24,302	$20,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	6,197	(327)
Depreciation and amortization	4,529	2,067
Net amortization on securities	1,744	2,439
Accretion of net premium/discount on purchased loans	(1,617)	—
Amortization of investments in tax credit funds	453	470
Gain on sale of securities, net	(144)	—
Deferred income tax expense	12,310	2,572
Stock-based compensation expense	1,391	737
Originations of mortgage loans held for sale	(43,163)	(81,175)
Proceeds from mortgage loans held for sale	29,905	81,916
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(758)	(2,450)
Mortgage servicing rights valuation adjustment	906	(4,240)
Net gain on disposals of premises and equipment and sale of other real estate owned	(63)	—
Increase in the cash surrender value of life insurance	(213)	(195)
Other operating activities, net	(8,200)	(7,362)
Net cash provided by operating activities	27,579	15,135
Cash flows from investing activities:
Purchases of securities available for sale	(751)	(430,946)
Maturities and pay downs of securities available for sale	36,610	40,661
Proceeds from sales and calls of securities available for sale	39,195	2,662
Maturities, pay downs and calls of securities held to maturity	—	17,749
Net purchases of non-marketable equity securities held in other financial institutions	(9,306)	(19)
Originations of mortgage warehouse loans	(1,198,573)	(2,631,129)
Proceeds from pay-offs of mortgage warehouse loans	1,145,909	2,754,959
Net increase in loans, excluding mortgage warehouse and loans held for sale	(224,124)	(88,325)
Return of capital and other distributions from limited partnership investments	802	5,276
Capital calls on limited partnership investments	(189)	(97)
Purchase of low-income housing tax credit investments	(411)	—
Purchases of premises and equipment	(5,790)	(1,243)
Net cash used in investing activities	(216,628)	(330,452)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from financing activities:	2023	2022
Net increase in deposits	$398,608	$196,486
Repayments on long-term FHLB advances	(65)	(64)
Proceeds from short-term FHLB advances	3,561,901	—
Repayments on short-term FHLB advances	(3,260,000)	—
Net decrease in other short-term borrowings	(20,000)	—
Net (decrease) increase in securities sold under agreements to repurchase	(20,995)	805
Dividends paid	(4,623)	(3,084)
Cash received from exercise of stock options	362	—
Net cash provided by financing activities	655,188	194,143
Net increase (decrease) in cash and cash equivalents	466,139	(121,174)
Cash and cash equivalents at beginning of period	358,972	705,618
Cash and cash equivalents at end of period	$825,111	$584,444

Interest paid	$40,356	$5,714
Income taxes paid	4	—
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	—	115,180
(Decrease) in GNMA repurchase obligation	(24,569)	(4,982)
Recognition of operating right-of-use assets	7,347	4,769
Recognition of operating lease liabilities	7,306	4,769
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company”) is a financial holding company headquartered in Ruston, Louisiana. The Company’s wholly-owned bank subsidiary, Origin Bank (“Bank”), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates 60 banking centers located in Dallas/Fort Worth, East Texas, Houston, North Louisiana and Mississippi. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC, doing business as Lincoln Agency, LLC (the “Lincoln Agency”), Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency (“Pulley-White”), Reeves, Coon and Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States (“U.S. GAAP”) and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2022, but in the opinion of management, reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K (“2022 Form 10-K”) filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior period amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income (loss).
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates, that are particularly susceptible to change, include the allowance for credit losses for loans, off-balance sheet commitments and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Company’s consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
Allowance for Credit Losses.    Accounting Standards Update (“ASU”) No. 2022-02 eliminated the accounting guidance for troubled debt restructurings (“TDRs”) and enhanced disclosure requirements for certain loan modifications. The Company may provide modifications to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or term extensions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. The Company will evaluate whether the modification represents a new loan or a continuation of an existing loan. The Company assesses all loan modifications to determine whether they were made to borrowers experiencing financial difficulty.
Reclassifications.    Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or stockholders’ equity.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Effect of Recently Adopted Accounting Standards
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the Accounting Standards Codification (“ASC”) in order to codify to the new SEC releases 33-10786 and 33-10835 (the “Releases”). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and U.S. GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance; however, the SEC release on which the ASU is based is effective for registrants with the first fiscal year ending after December 15, 2021, while Guide 3 were rescinded effective January 1, 2023. Implementation of this ASU did not materially impact the Company’s financial statement disclosures.
ASU No. 2021-08, Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update affect accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Implementation of this ASU did not materially impact the Company’s financial statements or disclosures.
ASU No. 2022-01, Derivatives and Hedging (Topic 815) — Fair Value Hedging - Portfolio Layer Method. The amendments in this Update clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. Additionally, this Update allows entities to elect to apply the portfolio layer method of hedge accounting in accordance with Topic 815. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Implementation of this ASU did not materially impact the Company’s financial statements or disclosures.
ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Implementation of this ASU did not materially impact the Company’s financial statements or disclosures.
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
Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective immediately. Implementation of this ASU did not materially impact the Company's financial statements or disclosures.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 2 — Earnings Per Share
Basic and diluted earnings per common share are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under the Company’s stock and incentive compensation plans. Information regarding the Company’s basic and diluted earnings per common share is presented in the following table:

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2023	2022
Net income	$24,302	$20,683
Denominator:
Weighted average common shares outstanding	30,742,902	23,700,550
Dilutive effect of stock-based awards	139,254	70,241
Weighted average diluted common shares outstanding	30,882,156	23,770,791

Basic earnings per common share	$0.79	$0.87
Diluted earnings per common share	0.79	0.87

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$405,411	$882	$(47,079)	$359,214	$—	$359,214
Corporate bonds	89,436	—	(7,825)	81,611	—	81,611
U.S. government and agency securities	256,100	3	(12,732)	243,371	—	243,371
Commercial mortgage-backed securities	105,267	—	(12,170)	93,097	—	93,097
Residential mortgage-backed securities	631,012	—	(69,401)	561,611	—	561,611
Commercial collateralized mortgage obligations	44,037	—	(4,872)	39,165	—	39,165
Residential collateralized mortgage obligations	166,396	—	(21,350)	145,046	—	145,046
Asset-backed securities	69,910	1	(1,692)	68,219	—	68,219
Total	$1,767,569	$886	$(177,121)	$1,591,334	$—	$1,591,334
Held to maturity:
State and municipal securities	$12,172	$351	$(492)	$12,031	$(981)	$11,191
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,413	$—	$6,413

December 31, 2022
Available for sale:
State and municipal securities	$447,086	$996	$(58,605)	$389,477	$—	$389,477
Corporate bonds	89,449	—	(7,191)	82,258	—	82,258
U.S. government and agency securities	264,755	4	(16,339)	248,420	—	248,420
Commercial mortgage-backed securities	105,536	—	(13,593)	91,943	—	91,943
Residential mortgage-backed securities	649,765	—	(77,462)	572,303	—	572,303
Commercial collateralized mortgage obligations	44,330	—	(5,517)	38,813	—	38,813
Residential collateralized mortgage obligations	170,136	—	(23,766)	146,370	—	146,370
Asset-backed securities	73,918	—	(2,018)	71,900	—	71,900
Total	$1,844,975	$1,000	$(204,491)	$1,641,484	$—	$1,641,484
Held to maturity:
State and municipal securities	$12,174	$278	$(482)	$11,970	$(899)	$11,275
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,368	$—	$6,368
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at March 31, 2023, and December 31, 2022, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$24,561	$(1,723)	$295,276	$(45,356)	$319,837	$(47,079)
Corporate bonds	36,002	(2,192)	44,609	(5,633)	80,611	(7,825)
U.S. government and agency securities	—	—	243,028	(12,732)	243,028	(12,732)
Commercial mortgage-backed securities	—	—	93,097	(12,170)	93,097	(12,170)
Residential mortgage-backed securities	23,868	(879)	537,743	(68,522)	561,611	(69,401)
Commercial collateralized mortgage obligations	—	—	39,165	(4,872)	39,165	(4,872)
Residential collateralized mortgage obligations	2,321	(48)	142,724	(21,302)	145,045	(21,350)
Asset-backed securities	32,895	(737)	34,587	(955)	67,482	(1,692)
Total	$119,647	$(5,579)	$1,430,229	$(171,542)	$1,549,876	$(177,121)
Held to maturity:
State and municipal securities	$6,508	$(492)	$—	$—	$6,508	$(492)

December 31, 2022
Available for sale:
State and municipal securities	$171,079	$(14,947)	$175,011	$(43,658)	$346,090	$(58,605)
Corporate bonds	69,618	(5,581)	11,640	(1,610)	81,258	(7,191)
U.S. government and agency securities	152,471	(7,373)	95,576	(8,966)	248,047	(16,339)
Commercial mortgage-backed securities	37,083	(3,416)	54,860	(10,177)	91,943	(13,593)
Residential mortgage-backed securities	231,848	(20,465)	340,455	(56,997)	572,303	(77,462)
Commercial collateralized mortgage obligations	21,999	(2,516)	16,814	(3,001)	38,813	(5,517)
Residential collateralized mortgage obligations	48,749	(3,928)	97,621	(19,838)	146,370	(23,766)
Asset-backed securities	62,047	(1,528)	9,853	(490)	71,900	(2,018)
Total	$794,894	$(59,754)	$801,830	$(144,737)	$1,596,724	$(204,491)
Held to maturity:
State and municipal securities	$6,518	$(482)	$—	$—	$6,518	$(482)
At March 31, 2023, the Company had 682 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not have the intent to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2023
Balance at January 1, 2023	$899
Credit loss expense	82
Balance at March 31, 2023	$981
Balance at January 1, 2022	$167
Credit loss expense	185
Balance at March 31, 2022	$352
Accrued interest of $7.5 million and $6.8 million was not included in the calculation of the allowance or the amortized cost basis of the debt securities at March 31, 2023 or 2022, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at March 31, 2023, or December 31, 2022.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Proceeds from sales/calls	$39,195	$2,662
Gross realized gains	596	—
Gross realized losses	(452)	—
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2023, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$44,230	$43,263
Due after one year through five years	—	—	270,719	259,283
Due after five years through ten years	5,172	5,523	187,518	170,051
Due after ten years	7,000	6,508	248,480	211,599
Commercial mortgage-backed securities	—	—	105,267	93,097
Residential mortgage-backed securities	—	—	631,012	561,611
Commercial collateralized mortgage obligations	—	—	44,037	39,165
Residential collateralized mortgage obligations	—	—	166,396	145,046
Asset-backed securities	—	—	69,910	68,219
Total	$12,172	$12,031	$1,767,569	$1,591,334
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Carrying value of securities pledged to secure public deposits	$860,961	$769,691
Carrying value of securities pledged to repurchase agreements	16,050	6,797

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Loans held for sale	$29,143	$49,957
LHFI:
Loans secured by real estate:
Owner occupied commercial real estate	$855,887	$843,006
Non-owner occupied commercial real estate	1,529,513	1,461,672
Total commercial real estate	2,385,400	2,304,678
Construction/land/land development	948,626	945,625
Residential real estate	1,588,491	1,477,538
Total real estate	4,922,517	4,727,841
Commercial and industrial	2,091,093	2,051,161
Mortgage warehouse lines of credit	337,529	284,867
Consumer	24,684	26,153
Total LHFI(1)	7,375,823	7,090,022
Less: Allowance for loan credit losses	92,008	87,161
LHFI, net	$7,283,815	$7,002,861
____________________________
(1)Includes unamortized purchase accounting adjustment and net deferred loan fees of $12.4 million and $14.2 million at March 31, 2023, and December 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, the remaining purchase accounting net loan discount was $629,000 and $2.2 million, respectively.
Credit quality indicators. As part of the Company’s commitment to managing the credit quality of its loan portfolio, management annually and periodically updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans (defined as substandard, doubtful and loss), and (v) the general economic conditions in the cities and states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following is a summary description of the Company’s internal risk ratings:

• Pass (1-6)	Loans within this risk rating are further categorized as follows:
Minimal risk (1)	Well-collateralized by cash equivalent instruments held by the Banks.
Moderate risk (2)	Borrowers with excellent asset quality and liquidity. Borrowers’ capitalization and liquidity exceed industry norms. Borrowers in this category have significant levels of liquid assets and have a low level of leverage.
Better than average risk (3)	Borrowers with strong financial strength and excellent liquidity that consistently demonstrate strong operating performance. Borrowers in this category generally have a sizable net worth that can be converted into liquid assets within 12 months.
Average risk (4)	Borrowers with sound credit quality and financial performance, including liquidity. Borrowers are supported by sufficient cash flow coverage generated through operations across the full business cycle.
Marginally acceptable risk (5)	Loans generally meet minimum requirements for an acceptable loan in accordance with lending policy, but possess one or more attributes that cause the overall risk profile to be higher than the majority of newly approved loans.
Watch (6)	A passing loan with one or more factors that identify a potential weakness in the overall ability of the borrower to repay the loan. These weaknesses are generally mitigated by other factors that reduce the risk of delinquency or loss.
• Special Mention (7)	This grade is intended to be temporary and includes borrowers whose credit quality has deteriorated and is at risk of further decline.
• Substandard (8)	This grade includes “Substandard” loans under regulatory guidelines. Substandard loans exhibit a well-defined weakness that jeopardizes debt repayment in accordance with contractual agreements, even though the loan may be performing. These obligations are characterized by the distinct possibility that a loss may be incurred if these weaknesses are not corrected and repayment may be dependent upon collateral liquidation or secondary source of repayment.
• Doubtful (9)	This grade includes “Doubtful” loans under regulatory guidelines. Such loans are placed on nonaccrual status and repayment may be dependent upon collateral with no readily determinable valuation or valuations that are highly subjective in nature. Repayment for these loans is considered improbable based on currently existing facts and circumstances.
• Loss (0)	This grade includes “Loss” loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of nonaccrual commercial loans over $100,000 with direct exposure, unsecured loans over 90 days past due, commercial loans classified substandard or worse over $100,000 with direct exposure, modified loans to borrowers experiencing financial difficulty, consumer loans greater than $100,000 with a FICO score under 625, loans greater than $100,000 in which the borrower has filed bankruptcy, and all loans 180 days or more past due. Loans under $50,000 will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
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
•for residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BTH, the Company held approximately $44.6 million and $48.1 million of unpaid principal balance PCD loans at March 31, 2023, and December 31, 2022, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2022 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2023, excluding loans held for sale and loans accounted for at fair value. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$129,550	$890,677	$491,307	$272,473	$229,185	$261,841	$71,387	$2,346,420
Special mention	—	—	2,368	—	—	8,111	1,346	11,825
Classified	22	745	1,793	1,866	3,969	18,710	50	27,155
Loss	—	—	—	—	—	—	—	—
Total commercial real estate loans	$129,572	$891,422	$495,468	$274,339	$233,154	$288,662	$72,783	$2,385,400
Current period gross charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Construction/land/land development:
Pass	$38,284	$477,856	$281,420	$50,069	$24,568	$28,853	$36,055	$937,105
Special mention	—	6,762	—	—	—	—	—	6,762
Classified	—	176	87	262	33	1,863	2,338	4,759
Loss	—	—	—	—	—	—	—	—
Total construction/land/land development loans	$38,284	$484,794	$281,507	$50,331	$24,601	$30,716	$38,393	$948,626
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$102,347	$554,236	$321,288	$258,208	$105,295	$159,646	$75,687	$1,576,707
Special mention	—	—	—	384	—	—	—	384
Classified	—	2,013	1,512	122	1,493	6,132	128	11,400
Loss	—	—	—	—	—	—	—	—
Total residential real estate loans	$102,347	$556,249	$322,800	$258,714	$106,788	$165,778	$75,815	$1,588,491
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$115,193	$385,419	$213,276	$49,808	$70,276	$60,266	$1,138,191	$2,032,429
Special mention	1,543	8,268	1,056	279	—	—	4,715	15,861
Classified	366	3,953	10,061	312	1,529	1,627	24,955	42,803
Loss	—	—		—	—	—	—	—
Total commercial and industrial loans	$117,102	$397,640	$224,393	$50,399	$71,805	$61,893	$1,167,861	$2,091,093
Current period gross charge-offs	$—	$4	$10	$—	$—	$136	$2,019	$2,169

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$337,529	$337,529
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$337,529	$337,529
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,560	$7,932	$3,019	$952	$699	$99	$9,370	$24,631
Special mention	—	—	—	—	—	—	—	—
Classified	—	35	12	—	5	—	1	53
Loss	$—	$—	$—	$—	$—	$—	$—	$—
Total consumer loans	$2,560	$7,967	$3,031	$952	$704	$99	$9,371	$24,684
Current period gross charge-offs	$—	$69	$7	$—	$—	$—	$6	$82

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2022, excluding loans held for sale. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2022.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	March 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$612	$—	$2,685	$3,297	$2,382,103	$2,385,400	$—
Construction/land/land development	50	—	—	50	948,576	948,626	—
Residential real estate	2,031	72	624	2,727	1,585,764	1,588,491	—
Total real estate	2,693	72	3,309	6,074	4,916,443	4,922,517	—
Commercial and industrial	3,085	450	1,605	5,140	2,085,953	2,091,093	—
Mortgage warehouse lines of credit	—	—	—	—	337,529	337,529	—
Consumer	202	79	3	284	24,400	24,684	—
Total LHFI	$5,980	$601	$4,917	$11,498	$7,364,325	$7,375,823	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$31	$—	$104	$135	$2,304,543	$2,304,678	$—
Construction/land/land development	854	—	17	871	944,754	945,625	—
Residential real estate	1,814	891	450	3,155	1,474,383	1,477,538	—
Total real estate	2,699	891	571	4,161	4,723,680	4,727,841	—
Commercial and industrial	3,878	1,972	544	6,394	2,044,767	2,051,161	—
Mortgage warehouse lines of credit	—	—	—	—	284,867	284,867	—
Consumer	350	16	11	377	25,776	26,153	—
Total LHFI	$6,927	$2,879	$1,126	$10,932	$7,079,090	$7,090,022	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the allowance for loan credit losses by portfolio segment. Accrued interest of $28.5 million and $15.5 million was not included in the book value for the purposes of calculating the allowance at March 31, 2023 and 2022, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Charge-offs	42	—	—	2,169	—	82	2,293
Recoveries	60	—	5	912	—	5	982
Provision(1)	891	289	285	4,466	186	41	6,158
Ending Balance	$20,681	$8,065	$8,520	$53,357	$565	$820	$92,008
Average Balance	$2,342,545	$974,914	$1,519,325	$2,070,356	$213,201	$26,017	$7,146,358
Net Charge-offs to Loan Average Balance (annualized)	—%	—%	—%	0.25%	—%	1.20%	0.07%

_________________________

(1)The $6.2 million provision for credit losses on the consolidated statement of income includes a $6.2 million provision for loan losses, a $43,000 benefit for off-balance sheet commitments and a $82,000 provision for held to maturity securities credit losses for the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Charge-offs	166	—	75	2,146	—	15	2,402
Recoveries	2	—	6	635	—	5	648
Provision(1)	1,345	569	(226)	(2,320)	(11)	(16)	(659)
Ending Balance	$14,606	$4,580	$5,821	$36,315	$329	$522	$62,173
Average Balance	$1,718,259	$565,347	$907,320	$1,425,236	$423,795	$16,462	$5,056,419
Net Charge-offs to Loan Average Balance (annualized)	0.04%	—%	0.03%	0.43%	—%	0.25%	0.14%

_________________________

(1)The $327,000 provision for credit losses net benefit on the consolidated statement of income includes a $659,000 provision for loan losses net benefit, a $147,000 provision for off-balance sheet commitments and a $185,000 provision for held to maturity securities credit losses for the three months ended March 31, 2022.

The increase in provision expense during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily due to loan growth during the intervening period. The allowance for loan credit losses increased $29.8 million compared to March 31, 2022, primarily due to a $25.2 million allowance for BTH loans at March 31, 2023.
Including the impact of the BTH-acquired loans, the Company’s credit quality profile in relation to the allowance for loan credit losses drove an increase of $30.0 million in the collectively evaluated portion of the reserve at March 31, 2023, when compared to March 31, 2022, of which $23.4 million was related to qualitative factor changes across the Company’s risk pools.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related Allowance for Loan Credit Losses (“ALCL”) allocated to these loans.

	March 31, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$2,895	$—	$7,360	$—	$—	$—	$10,255
Accounts Receivable	—	—	—	126	—	—	126
Equipment	—	—	—	252	—	—	252
Total	$2,895	$—	$7,360	$378	$—	$—	$10,633
ALCL Allocation	$97	$—	$—	$67	$—	$—	$164

	December 31, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$273	$97	$6,731	$—	$—	$—	$7,101
Accounts Receivable	—	—	—	831	—	—	831
Equipment	—	—	—	285	—	—	285
Total	$273	$97	$6,731	$1,116	$—	$—	$8,217
ALCL Allocation	$—	$—	$—	$738	$—	$—	$738
Collateral-dependent loans consist primarily of residential real estate, commercial real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. In the case of commercial and industrial loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under CECL.
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial real estate	$430	$435	$3,100	$526
Construction/land/land development	—	59	226	270
Residential real estate	8,481	7,023	8,969	7,712
Total real estate	8,911	7,517	12,295	8,508
Commercial and industrial	914	527	4,730	1,383
Consumer	—	—	53	49
Total nonaccrual loans	$9,825	$8,044	$17,078	$9,940
All interest formerly accrued but not received for loans placed on nonaccrual status is reversed from interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At March 31, 2023, and December 31, 2022, the Company had no funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2023 and 2022, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $136,000 and $245,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the three months ended March 31, 2023 and 2022.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had $4.6 million of nonaccrual mortgage loans held for sale that were recorded using the fair value option election at March 31, 2023, compared to $3.9 million at December 31, 2022.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the dates indicated.

	Three Months Ended March 31, 2023
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,230	0.09%
Construction/land/land development	3,346	0.35
Total real estate	5,576	0.11
Commercial and industrial	9,304	0.44
Mortgage warehouse lines of credit	—	—
Consumer	—	—
Total	$14,880	0.20

The following table describes the financial effect of the modification made to 11 borrowers experiencing financial difficulty.

Three Months Ended March 31, 2023
Term Extension
Commercial real estate	Added a weighted average 4.1 months to the life of the modified loans
Construction/land/land development	Added a weighted average 4.8 months to the life of the modified loans
Commercial and industrial	Added a weighted average 3.6 months to the life of the modified loans
All the loans that have been modified during the three months ended March 31, 2023, are performing in accordance with modified terms.

There were no loans to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2023, that were modified within the last three months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the allowance for loan credit losses continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

Note 5 — Fair Value of Financial Instruments
Fair value is the exchange price that is expected to be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain assets and liabilities are recorded in the Company’s consolidated financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.
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
Level 3 - Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects the Company’s own assumptions about the risk premiums that market participants would generally require and the assumptions they would use. These estimates can be inherently uncertain.
There were no transfers between fair value reporting levels for any period presented.
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2023, and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2023 or 2022.

	March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$306,391	$52,823	$359,214
Corporate bonds	—	80,611	1,000	81,611
U.S. treasury securities	103,969	—	—	103,969
U.S. government agency securities	—	139,402	—	139,402
Commercial mortgage-backed securities	—	93,097	—	93,097
Residential mortgage-backed securities	—	561,611	—	561,611
Commercial collateralized mortgage obligations	—	39,165	—	39,165
Residential collateralized mortgage obligations	—	145,046	—	145,046
Asset-backed securities	—	68,219	—	68,219
Securities available for sale	103,969	1,433,542	53,823	1,591,334
Securities carried at fair value through income	—	—	6,413	6,413
Loans held for sale	—	29,143	—	29,143
Mortgage servicing rights	—	—	18,261	18,261
Other assets - derivatives	—	22,343	—	22,343
Total recurring fair value measurements - assets	$103,969	$1,485,028	$78,497	$1,667,494

Other liabilities - derivatives	$—	$(20,069)	$—	$(20,069)
Total recurring fair value measurements - liabilities	$—	$(20,069)	$—	$(20,069)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$334,708	$54,769	$389,477
Corporate bonds	—	81,258	1,000	82,258
U.S. treasury securities	110,645	—	—	110,645
U.S. government agency securities	—	137,775	—	137,775
Commercial mortgage-backed securities	—	91,943	—	91,943
Residential mortgage-backed securities	—	572,303	—	572,303
Commercial collateralized mortgage obligations	—	38,813	—	38,813
Residential collateralized mortgage obligations	—	146,370	—	146,370
Asset-backed securities	—	71,900	—	71,900
Securities available for sale	110,645	1,475,070	55,769	1,641,484
Securities carried at fair value through income	—	—	6,368	6,368
Loans held for sale	—	25,389	—	25,389
Mortgage servicing rights	—	—	20,824	20,824
Other assets - derivatives	—	26,733	—	26,733
Total recurring fair value measurements - assets	$110,645	$1,527,192	$82,961	$1,720,798

Other liabilities - derivatives	$—	$(25,275)	$—	$(25,275)
Total recurring fair value measurements - liabilities	$—	$(25,275)	$—	$(25,275)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(906)	—	—
Other noninterest income	—	—	45
Loss recognized in AOCI	—	108	—
Purchases, issuances, sales and settlements:
Originations	149	—	—
Purchases	—	—	—
Sales	(1,806)	—	—
Settlements	—	(2,054)	—
Balance at March 31, 2023	$18,261	$53,823	$6,413
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
Mortgage Servicing Rights (“MSRs”)
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	March 31, 2023		December 31, 2022
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	7.40% - 8.34%	8.10%	7.65% - 9.20%	8.11%
Discount rates	9.50 - 12.00	9.56	9.50 - 22.07	12.55
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
Recently there have been significant market-driven fluctuations in the assumptions listed above. These fluctuations can be rapid and may continue to be significant. Typically, loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. The recent increase in rates has caused a decrease in the weighted average prepayment speed. The decrease in the discount rate assumption was mainly due to the sale of GNMA MSR portfolio during the current quarter. Estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At March 31, 2023, and December 31, 2022, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	March 31, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$29,143	$28,536	$607
Securities carried at fair value through income	6,413	7,100	(687)
Total	$35,556	$35,636	$(80)
____________________________
(1)$4.6 million of loans held for sale were designated as nonaccrual or 90 days or more past due at March 31, 2023. Of this balance, $2.8 million was guaranteed by U.S. Government agencies.

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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2023	2022
Mortgage banking revenue (loans held for sale)	$164	$(497)
Other income:
Securities carried at fair value through income	46	(439)
Total fair value option impact on noninterest income (1)	$210	$(936)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 — Mortgage Banking for more detail.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both March 31, 2023, and December 31, 2022 . The Company believes the fair value approximates an exit price.
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
Equity securities without readily determinable fair values totaled $77.0 million and $67.4 million at March 31, 2023, and December 31, 2022, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company’s equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company recorded $24.6 million at December 31, 2022, for Government National Mortgage Association (“GNMA”) repurchase assets included in loans held for sale on the consolidated balance sheets. There were no GNMA repurchase assets at March 31, 2023. The assets were valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans.
During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $20.8 million and $20.7 million at March 31, 2023, and December 31, 2022, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan credit losses. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $806,000 at both March 31, 2023, and December 31, 2022, respectively. At March 31, 2023, and December 31, 2022, the Company had zero and $10,000, respectively, in principal amount of residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2023		December 31, 2022
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$825,111	$825,111	$358,972	$358,972
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	77,036	77,036	67,378	67,378
GNMA repurchase asset	—	—	24,569	24,569
Accrued interest and loan fees receivable	38,883	38,883	38,136	38,136
Level 3 inputs:
Securities held to maturity	11,191	12,031	11,275	11,970
LHFI, net	7,283,815	7,042,787	7,002,861	6,835,770
Financial liabilities:
Level 2 inputs:
Deposits	8,174,310	8,158,759	7,775,702	7,753,966
FHLB advances and other borrowings	875,502	875,428	639,230	639,103
Subordinated indebtedness	201,845	191,101	201,765	181,624
Accrued interest payable	6,555	6,555	3,917	3,917
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2023	2022
Origination	$111	$205
Gain on sale of loans held for sale	609	1,723
Originations of MSRs	149	727
Servicing	989	1,426
Total gross mortgage revenue	1,858	4,081
MSR valuation adjustments, net	(906)	4,240
Mortgage HFS and pipeline fair value adjustment	440	326
MSR hedge impact	389	(4,551)
Mortgage banking revenue	$1,781	$4,096
Management uses forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 7 — Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$20,824	$16,220
Addition of servicing rights	149	727
Sale of GNMA MSR	(1,806)	—
Valuation adjustment, net of amortization	(906)	4,240
Balance at end of period	$18,261	$21,187

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023.
The Company receives annual servicing fee income approximating 0.25% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due.
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
At March 31, 2023, and December 31, 2022, the reserve for mortgage loan servicing putback expenses totaled $185,000 and $217,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $24.6 million at December 31, 2022, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company’s consolidated balance sheets. The final sale conditions of the GNMA MSR portfolio were met during the quarter ended March 31, 2023, and, accordingly, there were no GNMA repurchase program loans on the balance sheet at March 31, 2023.
Note 7 — Derivative Financial Instruments
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
Cash Flow Hedges of Interest Rate Risk
The Company is a party to interest rate swap agreements under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instruments represented by these swap agreements are designated as cash flow hedges of the Company’s forecasted variable cash flows under a variable-rate term borrowing agreements. During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the change in fair value of the derivatives recognized directly in earnings. The entire swap fair value will be reclassified into earnings before the expiration dates of the swap agreements.

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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at March 31, 2023, and December 31, 2022, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the three months ended March 31, 2023 and 2022. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate swaps included in other assets	$10,500	$10,500	$872	$1,043

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$349,093	$352,842	$20,280	$25,482
Interest rate swaps included in other liabilities	341,993	345,742	(19,966)	(25,175)
Risk participation agreements included in other assets	20,000	59,738	5	—
Forward commitments to purchase forward-settling mortgage-backed securities included in other assets	10,000	7,000	142	(100)
Forward commitments to purchase treasury notes in other assets	15,000	31,500	457	—
Forward commitments to sell residential mortgage loans included in other liabilities	14,900	8,500	(103)	7
Interest rate-lock commitments on residential mortgage loans included in other assets	23,013	9,544	587	201
	$773,999	$814,866	$1,402	$415
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The weighted-average rates paid and received for interest rate swaps at March 31, 2023, and December 31, 2022, were as follows:

	Weighted-Average Interest Rate
	March 31, 2023		December 31, 2022
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	5.31%	6.38%	4.98%	5.72%
Non-hedging interest rate swaps - financial institution counterparties	4.28	6.85	3.72	5.75
Non-hedging interest rate swaps - customer counterparties	6.85	4.28	5.75	3.72
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2023	2022
Amount of gain (loss) recognized in mortgage banking revenue (1)	$665	$(2,407)
Amount of gain recognized in other non-interest income	11	286
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 6 — Mortgage Banking for more information on components of mortgage banking revenue.
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At March 31, 2023, and December 31, 2022, the Company had cash collateral on deposit with swap counterparties totaling $6.7 million and $7.6 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 8 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. At March 31, 2023, the maximum number of shares of the Company’s common stock available for issuance under the 2012 Plan was 87,536 shares.
Additionally, the Company’s stockholders approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company’s common stock by employees, and the total number of shares available for issuance at March 31, 2023, was 973,911. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the fair value of the rights on the grant date, adjusted for forfeitures and certain modifications.

There were no ESPP shares purchased during the three months ended March 31, 2023 or 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Compensation Committee (“Committee”) has approved and the Company has granted PSUs to select officers and employees under the 2012 Plan. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant’s continuous service with the Company through the third anniversary of the date of the grant. Each performance period commences on January 1 and ends three years later on December 31, (“Performance Period”).
On December 13, 2022, (the “Grant Date”), the Company granted a special, one-time stock award to Drake Mills (the “One-Time Award”), having an approximate value of $10.0 million, which was comprised of 129,736 restricted stock units (“CEO RSUs”) and 129,735 market-based performance stock units (“CEO PSUs”), The CEO RSUs vest in five approximately equal installments on each of the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date, subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death, disability, termination of employment without cause or resignation for good reason. The CEO PSUs are eligible to vest based on achievement of five pre-established stock price hurdles (each, a “Stock Price Hurdle”) during a seven-year performance period (the “CEO Performance Period”), which Stock Price Hurdle must be maintained for twenty consecutive days during the CEO performance period. Each of the five tranches of CEO PSUs will vest on the later of the date that the applicable Stock Price Hurdle is achieved or the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date, respectively, subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death or disability. The One-Time Award was granted pursuant to, and subject to the terms and conditions of, the Origin Bancorp, Inc. 2012 Stock Incentive Plan and the Company’s form of RSU agreement and PSU agreement, respectively.
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
Share-based compensation cost charged to income for the three months ended March 31, 2023 and 2022, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
RSA & RSU	$1,022	$611
PSU	293	46
ESPP	76	80
Total stock compensation expense	$1,391	$737
Related tax benefits recognized in net income	$292	$155
Restricted Stock and Performance Stock Grants
The Company’s RSAs and RSUs are time-vested awards and are granted to the Company’s Board of Directors, executives and senior management team. The service period in which time-vested awards are earned ranges from one to seven years. Time-vested awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are recognized on the straight-line method over the requisite service period, with forfeitures recognized as they occur.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company’s PSU awards, excluding the CEO PSUs, are three-year cliff-vested awards, with each unit divided into two categories (“ROAA Unit Group” and “ROAE Unit Group”), composed of an equivalent number of initial PSUs granted. The PSUs do not reflect potential increases or decreases resulting from the interim performance results until the final performance results are determined at the end of the three-year period. The ROAA Unit Group is based upon the Company’s Performance Period Return on Average Assets performance, and the ROAE Unit Group is based upon the Company’s Performance Period Return on Average Equity performance. The PSUs are initially valued utilizing the fair value of the Company’s stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company’s Performance Period ROAA or ROAE to the Company’s targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company’s closing month end stock price for the month immediately preceding the period end date. Forfeitures are recognized as they occur.
The following table summarizes the Company’s award activity:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	27,391	$35.37	48,048	$35.27
Vested RSAs	(12,840)	37.39	—	—
Nonvested RSAs, March 31,	14,551	33.59	48,048	35.27

Nonvested RSUs, January 1,	270,390	$39.63	73,977	$40.64
Granted RSUs	65,842	40.69	40,475	44.77
Vested RSUs	(12,005)	44.77	—	—
Forfeited RSUs	(1,357)	41.41	(743)	40.40
Nonvested RSUs, March 31,	322,870	39.65	113,709	42.11

Nonvested PSUs, January 1,	157,367	$29.06	—	$—
Granted PSUs	43,591	37.91	27,632	44.77
Forfeited PSUs	(1,592)	37.91	—	—
Nonvested PSUs, March 31,	199,366	30.50	27,632	44.77
At March 31, 2023, there was $269,000, $11.4 million and $5.2 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.6, 4.1 and 2.6 years for RSA, RSU and PSU shares, respectively.
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
In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company’s common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. BTH converted options have no expiration dates past August 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company’s stock options and changes during the years ended March 31, 2023 and 2022.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(27,282)	15.62	—	587
Expired	(331)	37.76	—	—
Outstanding and exercisable at March 31, 2023	476,824	30.24	5.00	1,728

Three Months Ended March 31, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
Exercised	(4,800)	13.31	—	152
Outstanding and exercisable at March 31, 2022	34,400	10.37	2.34	1,098
Note 9 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	21,529	(135)	21,394
Balance at March 31, 2023	$(139,171)	$690	$(138,481)

Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(72,061)	442	(71,619)
Balance at March 31, 2022	$(66,252)	$362	$(65,890)
Note 10 — Capital and Regulatory Matters
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
The Company is subject to the Basel III regulatory capital framework (“Basel III Capital Rules”), which includes a 2.5% capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, which include dividend payments, stock repurchases and to pay discretionary bonuses to executive officers.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and Origin to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at March 31, 2023, and December 31, 2022, that the Company and Origin met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2023, and December 31, 2022, Origin’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Origin must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $4.5 million and $5.1 million at March 31, 2023, and December 31, 2022, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Origin at March 31, 2023, and December 31, 2022, are presented in the following table:

(Dollars in thousands) March 31, 2023	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$942,363	11.08%	$595,173	7.00%	N/A	N/A
Origin Bank	992,417	11.70	593,703	7.00	$551,296	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	958,110	11.27	722,710	8.50	N/A	N/A
Origin Bank	992,417	11.70	720,925	8.50	678,518	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,215,922	14.30	892,760	10.50	N/A	N/A
Origin Bank	1,154,642	13.61	890,554	10.50	848,147	10.00
Leverage Ratio
Origin Bancorp, Inc.	958,110	9.79	391,429	4.00	N/A	N/A
Origin Bank	992,417	10.17	390,385	4.00	487,981	5.00
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	906,859	10.93	580,857	7.00	N/A	N/A
Origin Bank	952,579	11.50	579,775	7.00	538,363	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	922,584	11.12	705,327	8.50	N/A	N/A
Origin Bank	952,579	11.50	704,013	8.50	662,600	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,180,665	14.23	871,290	10.50	N/A	N/A
Origin Bank	1,109,257	13.39	869,661	10.50	828,249	10.00
Leverage Ratio
Origin Bancorp, Inc.	922,584	9.66	381,955	4.00	N/A	N/A
Origin Bank	952,579	9.94	383,359	4.00	479,198	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $105.6 million at March 31, 2023.
Stock Repurchases
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
There have been no stock repurchases during the three months ended March 31, 2023 or 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 11 — Commitments and Contingencies
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) March 31, 2023
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$1,104,066	$1,007,729	$467,079	$69,962	$2,648,836
Standby letters of credit	60,916	1,224	32,987	—	95,127
Total off-balance sheet commitments	$1,164,982	$1,008,953	$500,066	$69,962	$2,743,963
December 31, 2022
Commitments to extend credit(1)	$1,093,744	$988,212	$553,069	$96,783	$2,731,808
Standby letters of credit	86,922	2,264	—	—	89,186
Total off-balance sheet commitments	$1,180,666	$990,476	$553,069	$96,783	$2,820,994
____________________________
(1)Includes $637.3 million and $594.6 million of unconditionally cancellable commitments at March 31, 2023, and December 31, 2022, respectively.
At March 31, 2023, the Company held 29 unfunded letters of credit from the FHLB totaling $328.2 million, with expiration dates ranging from April 18, 2023, to September 22, 2027. At December 31, 2022, the Company held 28 unfunded letters of credit from the FHLB totaling $277.4 million, with expiration dates ranging from January 14, 2023, to September 22, 2027.
The Company has a total contingent liability of $3.1 million as of March 31, 2023, for retention bonuses and guaranteed minimum incentives. The contingent liability consists of retention bonuses totaling $1.0 million for former BTH employees, with $523,000, or 50%, due at December 31, 2023, and the remaining $523,000, or 50%, due at December 31, 2024. Additionally, the Company will pay $2.0 million, in total, in guaranteed minimum incentives to certain employees, with approximately 42% due on or about December 31, 2023, and 29% each due on or about December 31, 2024 and 2025, respectively. In all cases, continued employment through the payout date is required in order to receive the compensation.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In conjunction with the December 31, 2021, acquisitions of the Lincoln Agency, LLC and Pulley-White Insurance Agency, Inc., the Company has a total fair value contingent liability of $1.5 million as of March 31, 2023. The amount is payable if Davison Insurance Agency, LLC, the acquirer and surviving wholly-owned subsidiary of the Company, meets certain revenue growth objectives over three years. The fair value and probability of payout of this liability is reassessed annually at the fiscal year end of the Company.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.6 million at both March 31, 2023, and December 31, 2022, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” “our company,” “the Company” or “Origin” refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to “Origin Bank” or “the Bank” refer to Origin Bank our wholly-owned bank subsidiary.
The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, we conduct all of our material business operations through our wholly-owned bank subsidiary, Origin Bank, the discussion and analysis that follows primarily relates to activities conducted at the Bank level.
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related condensed notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” and in the section titled “Risk Factors” in our 2022 Form 10-K. We assume no obligation to update any of these forward-looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates 60 banking centers located from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
2023 First Quarter Highlights
•Total loans held for investment (“LHFI”), excluding mortgage warehouse lines of credit, were $7.04 billion at March 31, 2023, reflecting an increase of $233.1 million, or 3.4%, compared to December 31, 2022.
•Total deposits were $8.17 billion at March 31, 2023, reflecting an increase of $398.6 million, or 5.1%, compared to December 31, 2022.
•Book value per common share was $32.25 at March 31, 2023, reflecting an increase of $1.35, or 4.4%, compared to December 31, 2022.
•Total nonperforming LHFI to total LHFI was 0.23% at March 31, 2023, compared to 0.14% at December 31, 2022. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 538.75% at March 31, 2023, compared to 876.87% at December 31, 2022.
•At March 31, 2023, and December 31, 2022, Company level common equity Tier 1 capital to risk-weighted assets was 11.08%, and 10.93%, respectively, the Tier 1 leverage ratio was 9.79% and 9.66%, respectively, and the total capital ratio was 14.30% and14.23%, respectively.

•LHFI, excluding mortgage warehouse lines of credit, to deposits was 86.1% at March 31, 2023, compared to 87.5% at December 31, 2022. Cash and liquid securities as a percentage of total assets was 14.3% at March 31, 2023, compared to 12.1% at December 31, 2022.
Recent Developments
During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains strong. The Company’s total deposits increased by approximately 5.1% compared to December 31, 2022, to $8.17 billion at March 31, 2023, primarily due to increases of $284.6 million and $228.4 million in brokered deposits and money market deposits, respectively, which was partially offset by a $234.7 million decrease in noninterest-bearing deposits. The Company’s uninsured/uncollateralized deposits totaled $3.09 billion at March 31, 2023, compared to $3.43 billion at December 31, 2022, representing 37.8% and 44.1% of total deposits at March 31, 2023, and December 31, 2022, respectively. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including the Company’s strategic decision to borrow approximately $700.0 million and hold excess cash for contingency liquidity for the majority of the month ended March 31, 2023. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 11.08% and 14.30%, respectively, as of March 31, 2023.
Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022
Our net income increased $3.6 million, or 17.5%, to $24.3 million for the three months ended March 31, 2023, from $20.7 million for the three months ended March 31, 2022. On a diluted earnings per share basis, our earnings were $0.79 per share for the three months ended March 31, 2023, compared to $0.87 per share for the three months ended March 31, 2022.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended March 31, 2023, was $77.1 million, an increase of $24.6 million, or 46.9%, compared to the three months ended March 31, 2022. Increases in interest rates drove a $40.7 million net increase in total interest income, while increases in average interest-earning assets drove a $21.1 million increase in total interest income. Total interest expense increased $37.2 million compared to the three months ended March 31, 2022, with rate increases driving a $35.0 million increase in total interest expense and average interest-bearing liabilities contributing another $2.3 million to the total increase in interest expense. Total impact from purchase accounting treatment on total net interest income was $1.7 million for the three months ended March 31, 2023, $1.6 million of which was purchase accounting accretion on acquired loans during the current quarter, with remaining purchase accounting net loan discounts totaling $629,000 at March 31, 2023.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. In early 2020, the Federal Reserve lowered the target rate range to 0.00% to 0.25%, which remained in effect throughout all of 2021. On March 17, 2022, the target rate range was increased to 0.25% to 0.50%, then subsequently increased six more times during 2022 and two more times during 2023, with the most recent and current Federal Funds target rate range being set on March 2, 2023, to 4.75% to 5.00%. By March 31, 2023, the Federal Funds target rate range had increased 450 basis points from March 17, 2022, and in order to remain competitive as market interest rates increased, interest rates paid on deposits have also increased. Increases in interest rates contributed $33.9 million to the total increase in interest income earned on total LHFI during the three months ended March 31, 2023, while interest rates increased our total deposit interest expense by $30.7 million during the same period..
The Company made a strategic decision to borrow and hold approximately $700.0 million in excess cash for contingency liquidity for majority of the month ended March 31, 2023. This excess liquidity was held at a weighted-average rate of 5.03% and added $1.9 million in interest expense for the quarter ended March 31, 2023, which negatively impacted the net interest margin by six basis points.

The fully tax-equivalent (“FTE”) net interest margin (“NIM”) was 3.44% for the three months ended March 31, 2023, a 58 basis point increase from the three months ended March 31, 2022. The yield earned on interest-earning assets for the three months ended March 31, 2023, was 5.31%, a 218 basis point increase from 3.13% for the three months ended March 31, 2022. The rate paid on total deposits for the quarter ended March 31, 2023, was 1.75%, an 158 basis point increase from 0.17% for the quarter ended March 31, 2022. The rate paid on FHLB advances and other borrowings also increased to 5.21%, reflecting a 354 basis point increase compared to the three months ended March 31, 2022. The net increase in accretion income due to the BTH merger increased the fully tax-equivalent NIM by approximately eight basis points for the three months ended March 31, 2023. The FTE NIM was impacted by margin compression as rates on interest-bearing liabilities rose faster than yields on interest-earning assets during the current quarter.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,342,545	$31,038	5.37%	$1,718,259	$17,039	4.02%
Construction/land/land development	974,914	15,588	6.48	565,347	5,869	4.21
Residential real estate	1,519,325	18,185	4.85	907,320	8,912	3.98
Commercial and industrial	2,070,356	37,876	7.42	1,425,236	14,967	4.26
Mortgage warehouse lines of credit	213,201	3,009	5.72	423,795	3,897	3.73
Consumer	26,017	520	8.10	16,462	235	5.78
LHFI	7,146,358	106,216	6.03	5,056,419	50,919	4.08
Loans held for sale	26,140	280	4.34	32,710	264	3.27
Loans receivable	7,172,498	106,496	6.02	5,089,129	51,183	4.08
Investment securities-taxable	1,395,857	8,161	2.37	1,408,109	5,113	1.47
Investment securities-non-taxable	238,145	1,410	2.40	253,875	1,400	2.24
Non-marketable equity securities held in other financial institutions	71,089	653	3.72	45,205	215	1.93
Interest-bearing deposits in banks	300,795	3,421	4.61	746,057	372	0.20
Total interest-earning assets	9,178,384	120,141	5.31	7,542,375	58,283	3.13
Noninterest-earning assets(2)	605,218			502,871
Total assets	$9,783,602			$8,045,246

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,648,397	$28,353	2.47%	$3,975,395	$2,177	0.22%
Time deposits	976,905	6,204	2.58	535,044	709	0.54
Total interest-bearing deposits	5,625,302	34,557	2.49	4,510,439	2,886	0.26
FHLB advances & other borrowings	457,478	5,880	5.21	265,472	1,094	1.67
Subordinated indebtedness	201,809	2,557	5.14	157,455	1,801	4.64
Total interest-bearing liabilities	6,284,589	42,994	2.77	4,933,366	5,781	0.48
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,392,176			2,218,092
Other liabilities(2)	130,793			171,284
Total liabilities	8,807,558			7,322,742
Stockholders’ Equity	976,044			722,504
Total liabilities and stockholders’ equity	$9,783,602			$8,045,246
Net interest spread			2.54%			2.65%
Net interest income and margin		$77,147	3.41		$52,502	2.82
Net interest income and margin - (tax equivalent)(3)		$77,826	3.44		$53,178	2.86
___________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association (“GNMA”) repurchase average balances of $4.4 million and $43.8 million for the three months ended March 31, 2023 and 2022, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023. For more information on the GNMA repurchase option, see Note 6 — Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$6,191	$7,808	$13,999
Construction/land/land development	4,252	5,467	9,719
Residential real estate	6,011	3,262	9,273
Commercial and industrial	6,775	16,134	22,909
Mortgage warehouse lines of credit	(1,936)	1,048	(888)
Consumer	136	149	285
Loans held for sale	(53)	69	16
Loans receivable	21,376	33,937	55,313
Investment securities-taxable	(44)	3,092	3,048
Investment securities-non-taxable	(87)	97	10
Non-marketable equity securities held in other financial institutions	123	315	438
Interest-bearing deposits in banks	(222)	3,271	3,049
Total interest-earning assets	21,146	40,712	61,858
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	369	25,807	26,176
Time deposits	585	4,910	5,495
FHLB advances & other borrowings	791	3,995	4,786
Subordinated indebtedness	507	249	756
Total interest-bearing liabilities	2,252	34,961	37,213
Net interest income	$18,894	$5,751	$24,645
Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan credit losses, off-balance sheet commitments credit losses and security credit losses, is based on management’s assessment of the adequacy of our allowance for credit losses (“ACL”) for loans, securities, and our reserve for off-balance-sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management’s best estimate of the life of loan credit losses inherent in our loan portfolio at the balance sheet date, and our reserve for off-balance-sheet lending commitments, which reflects management’s best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.

We recorded a provision expense of $6.2 million for the three months ended March 31, 2023, an increase of $6.5 million from provision benefit of $327,000 for the three months ended March 31, 2022. The increase was primarily due to a $2.18 billion increase in total LHFI from March 31, 2022, $1.23 billion of the increase was due to the merger with BTH on August 1, 2022. Net charge-offs were $1.3 million during the quarter ended March 31, 2023, compared to $1.8 million during the three months ended March 31, 2022, while the allowance for loan credit losses to nonperforming LHFI was 538.75% at March 31, 2023, compared to 293.53% at March 31, 2022, primarily driven by the $29.8 million increase in the Company’s ALCL compared to March 31, 2022. Net charge-offs to total average LHFI (annualized) decreased to 0.07% for the three months ended March 31, 2023, from 0.14% for the three months ended March 31, 2022.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
Noninterest income:	2023	2022	$ Change	% Change
Insurance commission and fee income	$7,011	$6,456	$555	8.6%
Service charges and fees	4,571	3,998	573	14.3
Mortgage banking revenue	1,781	4,096	(2,315)	(56.5)
Other fee income	942	598	344	57.5
Swap fee income	384	139	245	N/M
Gain on sales of securities, net	144	—	144	N/M
Limited partnership investment income (loss)	66	(363)	429	118.2
Gain on sales and disposals of other assets, net	63	—	63	N/M
Other income	1,422	982	440	44.8
Total noninterest income	$16,384	$15,906	$478	3.0

__________________________ N/M = Not meaningful.
Noninterest income for the three months ended March 31, 2023, increased by $478,000, or 3.0%, to $16.4 million, compared to $15.9 million for the three months ended March 31, 2022. Most of our noninterest income items increased during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, except for mortgage banking revenue. The total increase of these noninterest items were $2.8 million, which was partially offset by a decrease of $2.3 million in mortgage banking revenue.
Mortgage banking revenue. The $2.3 million decrease in mortgage banking revenue during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a 47.1% reduction in origination volume, a 63.5% reduction in sales volume and a 15.4% reduction in sales margin experienced during the three months ended March 31, 2023.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
Noninterest expense:	2023	2022	$ Change	% Change
Salaries and employee benefits	$33,731	$26,488	$7,243	27.3%
Occupancy and equipment, net	6,503	4,427	2,076	46.9
Data processing	2,916	2,486	430	17.3
Intangible asset amortization	2,553	537	2,016	N/M
Office and operations	2,303	1,560	743	47.6
Professional services	1,525	1,060	465	43.9
Loan-related expenses	1,465	1,305	160	12.3
Advertising and marketing	1,456	871	585	67.2
Electronic banking	1,009	917	92	10.0
Franchise tax expense	975	770	205	26.6
Regulatory assessments	951	626	325	51.9
Communications	384	281	103	36.7
Merger-related expense	—	571	(571)	(100.0)
Other expenses	989	875	114	13.0
Total noninterest expense	$56,760	$42,774	$13,986	32.7
____________________________
N/M = Not meaningful.

Substantially, all expenses increased for the three months ended March 31, 2023, compared the three months ended March 31, 2022, primarily due to the merger with BTH that occurred on August 1, 2022. Noninterest expense for the three months ended March 31, 2023, increased by $14.0 million, or 32.7%, to $56.8 million, compared to $42.8 million for the three months ended March 31, 2022, primarily due to increases of $7.2 million, $2.1 million, and $2.0 million in salaries and employee benefits, occupancy and equipment, net and intangible asset amortization expenses, respectively.
Salaries and employee benefits. The $7.2 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees to 1,022 at March 31, 2023, from 827 at March 31, 2022, which was the primary contributor to a $5.4 million increase in salaries. The BTH merger that closed during the quarter ended September 30, 2022, contributed 98 full-time equivalent employees and $2.1 million to the increase in salaries alone. Also contributing to the increase was the impact of cost of living adjustments made in August 2022 and annual raises made on March 1, 2023. Additionally, incentive compensation increased $1.3 million, $708,000 of which was contributed by the BTH merger.
Occupancy and equipment, net. The $2.1 million increase in occupancy and equipment expense was primarily due to the BTH merger that closed on August 1, 2022, which contributed $1.2 million to the total increase. Additionally, the increase was due to the addition of two new banking locations and one mortgage production office being added during the intervening period.
Intangible asset amortization expense. The $2.0 million increase in intangible asset amortization expense was primarily due to the core deposit intangible established in conjunction with the BTH merger.
Income Tax Expense
For the three months ended March 31, 2023, we recognized income tax expense of $6.3 million, compared to $5.3 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023, was 20.5%, compared to 20.3% for the three months ended March 31, 2022.

Our effective income tax rates have historically differed from the applicable U.S. statutory rates of 21% at March 31, 2023, and March 31, 2022, due to the effect of tax-exempt income from securities, low-income housing and qualified school construction bond tax credits, tax-exempt income from life insurance policies and the income tax effects associated with stock-based compensation. These reoccurring tax-exempt items can have a larger than proportional effect on the effective income tax rate as net income decreases. Any changes to the statutory tax rate would change income tax expense in the future.
Comparison of Financial Condition at March 31, 2023, and December 31, 2022
General
Total assets increased by $672.4 million, or 6.9%, to $10.36 billion at March 31, 2023, from $9.69 billion at December 31, 2022. The increase in total assets is primarily due to an increase in interest-bearing deposits in banks which grew $499.0 million, to $707.8 million at March 31, 2023, from $208.8 million at December 31, 2022. Additionally, our loan portfolio balances grew $285.8 million, to $7.38 billion at March 31, 2023, from $7.09 billion at December 31, 2022, resulting in the majority of the remaining increase.

Total deposits increased $398.6 million to $8.17 billion at March 31, 2023, from $7.78 billion at December 31, 2022.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At March 31, 2023, 78.2% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi, compared to 78.8% at December 31, 2022.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2023		December 31, 2022		2023 vs. 2022
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$2,385,400	32.3%	$2,304,678	32.6%	$80,722	3.5%
Construction/land/land development	948,626	12.9	945,625	13.3	3,001	0.3
Residential real estate	1,588,491	21.5	1,477,538	20.8	110,953	7.5
Total real estate	4,922,517	66.7	4,727,841	66.7	194,676	4.1
Commercial and industrial	2,091,093	28.4	2,051,161	28.9	39,932	1.9
Mortgage warehouse lines of credit	337,529	4.6	284,867	4.0	52,662	18.5
Consumer	24,684	0.3	26,153	0.4	(1,469)	(5.6)
Total LHFI	$7,375,823	100.0%	$7,090,022	100.0%	$285,801	4.0

At March 31, 2023, total LHFI were $7.38 billion, an increase of $285.8 million, or 4.0%, compared to $7.09 billion at December 31, 2022. The increase was primarily driven by loan growth of $194.7 million in real estate loans. Total LHFI at March 31, 2023, excluding mortgage warehouse lines of credit, was $7.04 billion, reflecting an increase of $233.1 million, or 3.4%, increase, compared to December 31, 2022. Our lending focus continues to be on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2023. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	March 31, 2023
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$277,939	$1,528,536	$560,692	$18,233	$2,385,400
Construction/land/land development	290,579	472,770	145,945	39,332	948,626
Residential real estate	84,896	652,517	212,062	639,016	1,588,491
Total real estate	653,414	2,653,823	918,699	696,581	4,922,517
Commercial and industrial	860,268	1,123,527	107,157	141	2,091,093
Mortgage warehouse lines of credit	337,529	—	—	—	337,529
Consumer	11,393	12,333	478	480	24,684
Total LHFI	$1,862,604	$3,789,683	$1,026,334	$697,202	$7,375,823

Amounts with fixed rates	$393,024	$2,153,373	$622,401	$84,489	$3,253,287
Amounts with variable rates	1,469,580	1,636,310	403,933	612,713	4,122,536
Total	$1,862,604	$3,789,683	$1,026,334	$697,202	$7,375,823
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale.
Loans are placed on nonaccrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions, and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower’s ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on the contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had been previously delinquent two times 60 days. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $44.6 million of unpaid principal balance PCD loans at March 31, 2023, and $48.1 million of unpaid principal balance PCD loans at December 31, 2022.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	March 31, 2023	December 31, 2022
Commercial real estate	$3,100	$526
Construction/land/land development	226	270
Residential real estate	8,969	7,712
Commercial and industrial	4,730	1,383
Consumer	53	49
Total nonperforming LHFI	17,078	9,940
Nonperforming loans held for sale	4,646	3,933
Total nonperforming loans	21,724	13,873
Other real estate owned:
Residential real estate	806	806
Total repossessed assets owned	806	806
Total nonperforming assets	$22,530	$14,679
Loan modifications made to borrowers experiencing financial difficulty - nonaccrual(1)	$—	$4,389
Loan modifications made to borrowers experiencing financial difficulty - accruing(1)	14,880	3,248
Total LHFI	7,375,823	7,090,022
Ratio of nonperforming LHFI to total LHFI	0.23%	0.14%
Ratio of nonperforming assets to total assets	0.22	0.15
Ratio of nonperforming assets to average LHFI	0.32	0.25
______________________
(1)December 31, 2022, amounts were previously disclosed as troubled debt restructured (“TDR”) loans under Accounting Standards Codification 310-40. Accounting Standards Update 2022-02 eliminated the TDR guidance effective for public business entities on January 1, 2023.
At March 31, 2023, total nonperforming LHFI increased by $7.1 million, or 71.8%, from December 31, 2022. The increase is primarily due to six loan relationships, five of which were acquired relationships. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2023, is included in Note 4 — Loans to our condensed consolidated financial statements contained in Item 1 of this report.
Allowance for Loan Credit Losses
The allowance for loan credit losses represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at March 31, 2023. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
•for residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of the collateral; and
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral.
Acquisition Accounting and Acquired Loans. We account for our mergers/acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, we record a discount or premium, and also an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
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
The ALCL to nonperforming LHFI decreased to 538.8% at March 31, 2023, compared to 876.9% at December 31, 2022, primarily driven by an increase of $7.1 million in the Company’s nonperforming LHFI as explained in the preceding nonperforming assets section, offset by an increase of $4.8 million in the ALCL for the quarter.
Net charge-offs to total average LHFI (annualized) decreased to 0.07% for the quarter ending March 31, 2023, compared to 0.14% for the three months ended March 31, 2022, almost equally due to the $2.09 billion increase in average LHFI balances predominately driven by the BTH merger that occurred on August 1, 2022, and the lower net charge-offs during the quarter ended March 31, 2023, compared the three months ended March 31, 2022.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
Allowance for loan credit losses	2023	2022	2022
Balance at beginning of period	$87,161	$64,586	$64,586
Allowance for loan credit losses - BTH merger	—	—	5,527
Provision for loan credit losses(1)	6,158	(659)	21,613
Charge-offs:
Commercial real estate	42	166	166
Construction/land/land development	—	—	—
Residential real estate	—	75	91
Commercial and industrial	2,169	2,146	8,459
Consumer	82	15	43
Total charge-offs	2,293	2,402	8,759
Recoveries:
Commercial real estate	60	2	40
Construction/land/land development	—	—	211
Residential real estate	5	6	102
Commercial and industrial	912	635	3,825
Consumer	5	5	16
Total recoveries	982	648	4,194
Net charge-offs	1,311	1,754	4,565
Balance at end of period	$92,008	$62,173	$87,161
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	538.75%	293.53%	876.87%
LHFI	1.25	1.20	1.23
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	21.29	N/M	21.12
Allowance for loan credit losses	5.78	11.44	5.24
Average LHFI	0.07	0.14	0.08

N/M = Not meaningful.
(1)Includes $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans from the BTH merger during the year ended December 31, 2022.

Securities
Our securities portfolio totaled $1.61 billion at March 31, 2023, representing a decrease of $50.2 million, or 3.0%, from $1.66 billion at December 31, 2022. Securities of $38.7 million, primarily municipal securities, were sold during the three months ending March 31, 2023, and we realized a net gain of $144,000 on the sale.
Our available for sale portfolio totaled $1.59 billion at March 31, 2023, and represented 98.9% of our total security portfolio and is comprised of 41.1% mortgage-backed, 22.6% municipal, 15.3% treasury/agency, 11.6% collateralized mortgage obligations and 9.4% corporate/asset-backed securities. Our available for sale portfolio totaled $1.64 billion at December 31, 2022, and represented 98.9% of our total security portfolio and is comprised of 40.5% mortgage-backed, 23.7% municipal, 15.1% treasury/agency, 11.3% collateralized mortgage obligations and 9.4% corporate/asset-backed securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.17 years at March 31, 2023, compared to 4.24 years at December 31, 2022. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our condensed consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased at March 31, 2023, compared to December 31, 2022, primarily due to increases in brokered and money market deposits which increased by $284.6 million and $228.4 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $234.7 million compared to December 31, 2022. During the month of February 2023, we added $275.0 million of brokered deposits as a less expensive alternative to FHLB advances. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds or pay down higher interest-bearing variable rate debt, thereby contributing to tightening liquidity overall.
The following table presents our deposit mix at the dates indicated:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,247,782	27.5%	$2,482,475	32.0%	$(234,693)	(9.5)%
Money market	2,670,913	32.8	2,442,559	31.4	228,354	9.3
Interest-bearing demand	1,810,170	22.1	1,737,158	22.3	73,012	4.2
Time deposits	857,537	10.5	781,880	10.0	75,657	9.7
Brokered time deposits	289,968	3.5	5,407	0.1	284,561	5,262.8
Savings	297,940	3.6	326,223	4.2	(28,283)	(8.7)
Total deposits	$8,174,310	100.0%	$7,775,702	100.0%	$398,608	5.1
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,787,927	$9,731	2.21%	$1,496,041	$698	0.19%
Money market	2,557,451	18,071	2.87	2,225,356	1,439	0.26
Time deposits	827,190	4,577	2.24	535,044	709	0.54
Brokered time deposits	149,715	1,626	4.40	—	—	0.00
Savings	303,019	552	0.74	253,998	40	0.06
Total interest-bearing	5,625,302	34,557	2.49	4,510,439	2,886	0.26
Noninterest-bearing demand	2,392,176	—	—	2,218,092	—	—
Total average deposits	$8,017,478	$34,557	1.75	$6,728,531	$2,886	0.17
Our average deposit balance was $8.02 billion for the three months ended March 31, 2023, an increase of $1.29 billion, or 19.2%, from $6.73 billion for the three months ended March 31, 2022. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2023, was 2.49%, compared to 0.26% for the three months ended March 31, 2022.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced over the last twelve months. Our current deposit rates have not yet completely absorbed all of the market interest rate increases that have occurred during the three months ended March 31, 2023.
Average noninterest-bearing deposits at March 31, 2023, were $2.39 billion, compared to $2.22 billion at March 31, 2022, an increase of $174.1 million, or 7.8%, and represented 29.8% and 33.0% of average total deposits for the three months ended March 31, 2023 and 2022, respectively.
The following table reflects the estimated total amount of uninsured and uncollateralized deposits for the periods indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Total deposits	$8,174,310	$7,775,702
Estimated insured deposits:
FDIC insured	(3,425,845)	(3,331,724)
FDIC insured reciprocal	(531,051)	(245,621)
FDIC insured brokered time deposits and CDARS	(289,968)	(5,407)
Total estimated FDIC insured deposits	(4,246,864)	(3,582,752)
Estimated FDIC uninsured deposits	3,927,446	4,192,950
Collateralized public funds	(839,569)	(762,366)
Estimated uninsured/uncollateralized deposits	$3,087,877	$3,430,584
Percentage of estimated uninsured/uncollateralized deposits to total deposits	37.8%	44.1%

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Short-term FHLB advances	$851,901	$550,000
Long-term FHLB advances	6,675	6,740
GNMA repurchase liability	—	24,569
Overnight repurchase agreements with depositors	6,926	27,921
Holding company line of credit	10,000	30,000
Total FHLB advances and other borrowings	$875,502	$639,230
Subordinated indebtedness, net	$201,845	$201,765

Average short-term FHLB advances for the three months ended March 31, 2023, were $425.5 million compared to $196.5 million for the year ended December 31, 2022. The Company made a strategic decision to borrow and hold approximately $700.0 million in excess cash for contingency liquidity for the majority of the month ended March 31, 2023. This excess liquidity was held at a weighted-average rate of 5.03% and added $1.9 million in interest expense for the quarter ended March 31, 2023, which negatively impacted the fully tax-equivalent net interest margin (“NIM”) by six basis points.
At March 31, 2023, we were eligible to borrow an additional $1.47 billion from the FHLB.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Available cash balances at the holding company (unconsolidated)	$75,544	$99,810
Cash and liquid securities as a percentage of total assets	14.3%	12.1%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies; please see Note 10 — Capital and Regulatory Matters in the notes to our condensed consolidated financial statements for more information on the availability of Bank dividends.
Liquidity Sources
In addition to cash generated from operations, we utilize a number of funding sources to manage our liquidity, including core deposits, investment securities, cash and cash equivalents, loan repayments, federal funds lines of credit available from other financial institutions, as well as advances from the FHLB. We may also use the discount window or the Bank Term Funding Program (“BTFP”) at the Federal Reserve Bank (“FRB”) as a source of short-term funding.

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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2023, or December 31, 2022. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at March 31, 2023, we had the ability to borrow $1.76 billion from the discount window at the Federal Reserve Bank of Dallas (“FRB”), with $1.52 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at March 31, 2023, or December 31, 2022. We also have a line of credit through the FRB’s BTFP, with approximately $384.8 million of investment securities eligible to be pledged at March 31, 2023.
The Company made a strategic decision to borrow approximately $700.0 million and hold excess cash for contingency liquidity for the majority of the month ended March 31, 2023. This excess liquidity was held at a weighted-average rate of 5.03% and added $1.9 million in interest expense for the quarter ended March 31, 2023.
Our primary and secondary sources of liquidity totaled $4.99 billion at March 31, 2023, compared to $4.34 billion at December 31, 2022. Primary sources of liquidity, which were 82.1% and 77.7%, of our total primary and secondary sources of liquidity at March 31, 2023, and December 31, 2022, respectively, can typically be obtained with 24 hours, while secondary liquidity sources can usually be obtained within seven days.
Our loan to deposit ratio was 90.2% at March 31, 2023, compared to 91.2% at December 31, 2022.
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our condensed consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 11 — Commitments and Contingencies in the condensed notes to our condensed consolidated financial statements for more information on our off balance sheet commitments.
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2023	$949,943
Net income	24,302
Other comprehensive income, net of tax	21,394
Dividends declared - common stock ($0.15 per share)	(4,678)
Stock compensation, net	1,626
Balance at March 31, 2023	$992,587

Please see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” below for information on the Company’s stock buy-back program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in “Item 1. Business - Regulation and Supervision” included in our 2022 Form 10-K, filed with the SEC. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2023, and December 31, 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	March 31, 2023		December 31, 2022
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$942,363	11.08%	$906,859	10.93%
Tier 1 capital (to risk-weighted assets)	958,110	11.27	922,584	11.12
Total capital (to risk-weighted assets)	1,215,922	14.30	1,180,665	14.23
Tier 1 capital (to average total consolidated assets)	958,110	9.79	922,584	9.66

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$992,417	11.70%	$952,579	11.50%
Tier 1 capital (to risk-weighted assets)	992,417	11.70	952,579	11.50
Total capital (to risk-weighted assets)	1,154,642	13.61	1,109,257	13.39
Tier 1 capital (to average total consolidated assets)	992,417	10.17	952,579	9.94
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
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our condensed consolidated financial statements. Please see Note 1 — Significant Accounting Policies in the notes to our consolidated financial statements included in the Company's 2022 Form 10-K filed with the SEC for more information about our critical accounting policies and use of estimates.

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
Our exposure to interest rate risk is managed by the Bank’s Asset-Liability Management Committee in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors.
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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated. At March 31, 2023, we aggressively stressed the deposit beta assumptions for the 100 basis points shocks.

	March 31, 2023
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	14.0%	(5.1)%
+300	10.4	(4.6)
+200	7.1	(2.8)
+100	0.3	(3.4)
Base
-100	(1.4)	1.1
-200	(2.1)	1.6
-300	(5.1)	0.2
We have found that, historically, interest rates on deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets versus interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. Since March 1, 2022, through March 31, 2023, the Federal Reserve has increased the federal funds target rate range nine times from 25 to 500 basis points, which is the primary reason for the other comprehensive loss we experienced during 2022.
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

Market Risk
Regulators expect banks to transition away from the use of the London Interbank Offered Rate (“LIBOR”) as a reference rate. It is expected that the transition away from the widespread use of LIBOR to alternative rates will continue to occur over the course of the next couple months, ahead of the FCA’s announced cessation of the remaining LIBOR settings by June 30, 2023. Please see “Item 1A Risk Factors - Risks Related to Our Business” included in the Company’s 2022 Form 10-K filed with the SEC for further information.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 — Commitments and Contingencies - Loss Contingencies in the Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K.
Other than the risk factor set forth below, there have been no material changes in the risk factors previously disclosed in the 2022 Form 10-K.
Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. In addition, the FDIC estimates that the two recent failures of Silicon Valley Bank and Signature Bank resulted in losses of approximately $22.5 billion, of which $19.2 billion is attributable to the protection of uninsured depositors under the Systemic Risk Exception. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. The impact of the assessment to the Company for these failures or any potential future failures is not yet known, but is expected to negatively impact operating results.
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
There were no stock repurchases during the quarter ended March 31, 2023.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.     Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and between Origin Bancorp, Inc. and BT Holdings, Inc. dated February 23, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 24, 2022 (File No. 001-38487))

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

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

Origin Bancorp, Inc.

Date:	May 3, 2023	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 3, 2023	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer