Form 10-Q
period 2023-06-30
Origin Bancorp, Inc.
filed 2023-08-02
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2023

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to __________

Commission file number 001-38487
Origin Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-1192928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $5.00 per share	OBK	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,866,536 shares of Common Stock, par value $5.00 per share, were issued and outstanding at July 27, 2023.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2023

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
•the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs.
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
•system failures, cybersecurity threats and/or security breaches and the cost of defending against them and any reputational risks following such a cybersecurity incident;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and due from banks	$127,576	$150,180
Interest-bearing deposits in banks	338,414	208,792
Total cash and cash equivalents	465,990	358,972
Securities:
Available for sale	1,535,702	1,641,484
Held to maturity, net allowance for credit losses of $935 and $899 at June 30, 2023, and December 31, 2022, respectively (fair value of $11,836 and $11,970 at June 30, 2023, and December 31, 2022, respectively)	11,234	11,275
Securities carried at fair value through income	6,106	6,368
Total securities	1,553,042	1,659,127
Non-marketable equity securities held in other financial institutions	58,446	67,378
Loans held for sale ($15,198 and $25,389 at fair value at June 30, 2023, and December 31, 2022, respectively)	15,198	49,957
Loans, net of allowance for credit losses of $94,353 and $87,161 at June 30, 2023, and December 31, 2022, respectively	7,528,336	7,002,861
Premises and equipment, net	105,501	100,201
Mortgage servicing rights	19,086	20,824
Cash surrender value of bank-owned life insurance	39,467	39,040
Goodwill	128,679	128,679
Other intangible assets, net	44,724	49,829
Accrued interest receivable and other assets	206,694	209,199
Total assets	$10,165,163	$9,686,067
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$2,123,699	$2,482,475
Interest-bearing deposits	4,738,460	4,505,940
Time deposits	1,627,884	787,287
Total deposits	8,490,043	7,775,702
Federal Home Loan Bank (“FHLB”) advances, repurchase obligations and other borrowings	342,861	639,230
Subordinated indebtedness, net	196,746	201,765
Accrued expenses and other liabilities	137,654	119,427
Total liabilities	9,167,304	8,736,124
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,866,205 and 30,746,600 shares issued at June 30, 2023, and December 31, 2022, respectively)	154,331	153,733
Additional paid‑in capital	524,302	520,669
Retained earnings	472,105	435,416
Accumulated other comprehensive loss	(152,879)	(159,875)
Total stockholders’ equity	997,859	949,943
Total liabilities and stockholders’ equity	$10,165,163	$9,686,067
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$115,442	$55,986	$221,938	$107,169
Investment securities-taxable	8,303	7,116	16,464	12,229
Investment securities-nontaxable	1,283	1,493	2,693	2,893
Interest and dividend income on assets held in other financial institutions	7,286	1,193	11,360	1,780
Total interest and dividend income	132,314	65,788	252,455	124,071
Interest expense
Interest-bearing deposits	46,530	3,069	81,087	5,955
FHLB advances and other borrowings	7,951	1,392	13,831	2,486
Subordinated indebtedness	2,542	1,823	5,099	3,624
Total interest expense	57,023	6,284	100,017	12,065
Net interest income	75,291	59,504	152,438	112,006
Provision for credit losses	4,306	3,452	10,503	3,125
Net interest income after provision for credit losses	70,985	56,052	141,935	108,881
Noninterest income
Insurance commission and fee income	6,185	5,693	13,196	12,149
Service charges and fees	4,722	4,274	9,293	8,272
Mortgage banking revenue	1,402	2,354	3,183	6,450
Other fee income	970	638	1,912	1,236
Swap fee income	331	1	715	140
Gain on sales of securities, net	—	—	144	—
Limited partnership investment income (loss)	231	282	297	(81)
Loss on sales and disposals of other assets, net	(111)	(279)	(48)	(279)
Other income	1,906	1,253	3,328	2,235
Total noninterest income	15,636	14,216	32,020	30,122
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Noninterest expense
Salaries and employee benefits	$34,533	$27,310	$68,264	$53,798
Occupancy and equipment, net	6,578	4,514	13,081	8,941
Data processing	2,837	2,413	5,753	4,899
Intangible asset amortization	2,552	525	5,105	1,062
Office and operations	2,716	2,162	5,019	3,722
Professional services	1,557	420	3,082	1,480
Loan-related expenses	1,256	1,517	2,721	2,822
Advertising and marketing	1,469	859	2,925	1,730
Electronic banking	1,216	896	2,225	1,813
Franchise tax expense	897	838	1,872	1,608
Regulatory assessments	1,732	802	2,683	1,428
Communications	407	252	791	533
Merger-related expense	—	807	—	1,378
Other expenses	1,137	835	2,126	1,710
Total noninterest expense	58,887	44,150	115,647	86,924
Income before income tax expense	27,734	26,118	58,308	52,079
Income tax expense	5,974	4,807	12,246	10,085
Net income	$21,760	$21,311	$46,062	$41,994
Basic earnings per common share	$0.71	$0.90	$1.50	$1.77
Diluted earnings per common share	0.70	0.90	1.49	1.77
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$21,760	$21,311	$46,062	$41,994
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	(18,398)	(63,634)	9,002	(154,848)
Reclassification adjustment for net (gain) included in net income	—	—	(144)	—
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	(18,398)	(63,634)	8,858	(154,848)
Net gain realized as a yield adjustment in interest on transferred investment securities	(2)	(3)	(5)	(6)
Change in the net unrealized gain (loss) on investment securities, before tax	(18,400)	(63,637)	8,853	(154,854)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	(3,865)	(13,364)	1,859	(32,520)
Change in the net unrealized gain (loss) on investment securities, net of tax	(14,535)	(50,273)	6,994	(122,334)
Cash flow hedges:
Net unrealized gain arising during the period	268	216	911	729
Reclassification adjustment for (gain) included in net income	(94)	(18)	(908)	(64)
Change in the net unrealized gain on cash flow hedges, before tax	174	234	3	793
Income tax expense related to net unrealized gain on cash flow hedges	37	50	1	167
Change in net unrealized position on cash flow hedges, net of tax	137	184	2	626
Other comprehensive income (loss), net of tax	(14,398)	(50,089)	6,996	(121,708)
Comprehensive income (loss)	$7,362	$(28,778)	$53,058	$(79,714)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	20,683	—	20,683
Other comprehensive loss, net of tax	—	—	—	—	(71,619)	(71,619)
Recognition of stock compensation, net	2,246	11	675	—	—	686
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,096)	—	(3,096)
Balance at March 31, 2022	23,748,748	118,744	242,789	381,222	(65,890)	676,865
Net income	—	—	—	21,311	—	21,311
Other comprehensive loss, net of tax	—	—	—	—	(50,089)	(50,089)
Recognition of stock compensation, net	58,929	294	1,579	—	—	1,873
Dividends declared - common stock ($0.15 per share)	—	—	—	(3,587)	—	(3,587)
Balance at June 30, 2022	23,807,677	$119,038	$244,368	$398,946	$(115,979)	$646,373

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	24,302	—	24,302
Other comprehensive income, net of tax	—	—	—	—	21,394	21,394
Recognition of stock compensation, net	34,253	171	1,455	—	—	1,626
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,678)	—	(4,678)
Balance at March 31, 2023	30,780,853	153,904	522,124	455,040	(138,481)	992,587
Net income	—	—	—	21,760	—	21,760
Other comprehensive loss, net of tax	—	—	—	—	(14,398)	(14,398)
Recognition of stock compensation, net	85,352	427	2,178	—	—	2,605
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,695)	—	(4,695)
Balance at June 30, 2023	30,866,205	$154,331	$524,302	$472,105	$(152,879)	$997,859

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2023	2022
Net income	$46,062	$41,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,503	3,125
Depreciation and amortization	9,095	4,141
Net amortization on securities	3,541	4,831
Accretion of net premium/discount on purchased loans	(2,107)	—
Amortization of investments in tax credit funds	907	951
Gain on sale of securities, net	(144)	—
Deferred income tax expense	13,903	1,611
Stock-based compensation expense	2,551	1,579
Originations of mortgage loans held for sale	(102,852)	(156,834)
Proceeds from mortgage loans held for sale	85,458	164,849
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(2,054)	(5,305)
Mortgage servicing rights valuation adjustment	363	(4,443)
Net loss on disposals of premises and equipment and sale of other real estate owned	48	—
Increase in the cash surrender value of life insurance	(427)	(390)
Net losses on sales and write-downs of other real estate owned	—	279
Net change in operating leases	(979)	42
Decrease (increase) in other assets	4,203	(10,214)
Increase in other liabilities	7,079	8,471
Net cash provided by operating activities	75,150	54,687
Cash flows from investing activities:
Purchases of securities available for sale	(751)	(557,069)
Maturities and pay downs of securities available for sale	71,908	81,004
Proceeds from sales and calls of securities available for sale	39,335	8,552
Maturities, pay downs and calls of securities held to maturity	—	17,750
Pay downs of securities carried at fair value	285	275
Net sales (purchases) of non-marketable equity securities held in other financial institutions	9,733	(31,562)
Originations of mortgage warehouse loans	(3,303,700)	(5,128,940)
Proceeds from pay-offs of mortgage warehouse loans	3,050,942	5,224,131
Net increase in loans, excluding mortgage warehouse and loans held for sale	(255,685)	(374,841)
Return of capital and other distributions from limited partnership investments	1,590	5,276
Capital calls on limited partnership investments	(1,290)	(97)
Purchase of low-income housing tax credit investments	(494)	—
Purchases of premises and equipment	(9,257)	(4,321)
Net cash used in investing activities	(397,384)	(759,842)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from financing activities:	2023	2022
Net increase (decrease) in deposits	$714,341	$(267,535)
Repayments on long-term FHLB advances	(132)	(128)
Proceeds from short-term FHLB advances	5,740,000	1,825,000
Repayments on short-term FHLB advances	(5,960,000)	(1,225,000)
Repurchase of subordinated debentures, net	(4,729)	—
Net decrease in other short-term borrowings	(30,000)	—
Net decrease in securities sold under agreements to repurchase	(21,669)	(2,390)
Dividends paid	(9,249)	(6,655)
Cash received from exercise of stock options	690	165
Net cash provided by financing activities	429,252	323,457
Net increase (decrease) in cash and cash equivalents	107,018	(381,698)
Cash and cash equivalents at beginning of period	358,972	705,618
Cash and cash equivalents at end of period	$465,990	$323,920

Interest paid	$93,439	$12,301
Income taxes paid	475	950
Significant non-cash transactions:
Real estate acquired in settlement of loans	213	665
(Decrease) in GNMA repurchase obligation	(24,569)	(12,702)
Recognition of operating right-of-use assets	19,223	7,554
Recognition of operating lease liabilities	19,110	7,757
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company”) is a financial holding company headquartered in Ruston, Louisiana. The Company’s wholly-owned bank subsidiary, Origin Bank (“Bank”), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates 61 banking centers located in Dallas/Fort Worth, East Texas, Houston, North Louisiana and Mississippi. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Davison Insurance Agency, LLC, doing business as Lincoln Agency, LLC, Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency, Reeves, Coon and Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States (“U.S. GAAP”) and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
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
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates that are particularly susceptible to change include the allowance for credit losses for loans, off-balance sheet commitments and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Company’s consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Effect of Recently Adopted Accounting Standards
ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services —Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946) —Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants amends the Accounting Standards Codification (“ASC”) in order to codify to the new SEC releases 33-10786 and 33-10835 (the “Releases”). The Releases clearly define whether an acquired or disposed business subsidiary is significant; update, expand and eliminate certain disclosures; eliminate overlap with certain SEC and U.S. GAAP rules; and add a new subpart of Regulation S-K. The ASU is effective upon issuance; however, the SEC release on which the ASU is based is effective for registrants with the first fiscal year ending after December 15, 2021, while Guide 3 was rescinded effective January 1, 2023. Implementation of this ASU did not materially impact the Company’s financial statement disclosures.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method — The amendments in this Update allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. The amendments in this Update also eliminate certain low income housing tax credits (“LIHTC”)-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance apply only to tax equity investments accounted for using the proportional amortization method. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Implementation of this ASU is not expected to materially impact the Company's financial statements or disclosures.
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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income	$21,760	$21,311	$46,062	$41,994
Denominator:
Weighted average common shares outstanding	30,791,397	23,740,611	30,767,283	23,720,874
Dilutive effect of stock-based awards	81,437	47,553	113,789	60,065
Weighted average diluted common shares outstanding	30,872,834	23,788,164	30,881,072	23,780,939

Basic earnings per common share	$0.71	$0.90	$1.50	$1.77
Diluted earnings per common share	0.70	0.90	1.49	1.77

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$404,399	$465	$(50,907)	$353,957	$—	$353,957
Corporate bonds	89,430	—	(10,726)	78,704	—	78,704
U.S. government and agency securities	247,703	3	(14,527)	233,179	—	233,179
Commercial mortgage-backed securities	105,006	—	(13,726)	91,280	—	91,280
Residential mortgage-backed securities	610,978	—	(74,683)	536,295	—	536,295
Commercial collateralized mortgage obligations	43,252	—	(5,317)	37,935	—	37,935
Residential collateralized mortgage obligations	161,740	—	(23,878)	137,862	—	137,862
Asset-backed securities	67,829		(1,339)	66,490	—	66,490
Total	$1,730,337	$468	$(195,103)	$1,535,702	$—	$1,535,702
Held to maturity:
State and municipal securities	$12,169	$230	$(563)	$11,836	$(935)	$11,234
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,106	$—	$6,106

December 31, 2022
Available for sale:
State and municipal securities	$447,086	$996	$(58,605)	$389,477	$—	$389,477
Corporate bonds	89,449	—	(7,191)	82,258	—	82,258
U.S. government and agency securities	264,755	4	(16,339)	248,420	—	248,420
Commercial mortgage-backed securities	105,536	—	(13,593)	91,943	—	91,943
Residential mortgage-backed securities	649,765	—	(77,462)	572,303	—	572,303
Commercial collateralized mortgage obligations	44,330	—	(5,517)	38,813	—	38,813
Residential collateralized mortgage obligations	170,136	—	(23,766)	146,370	—	146,370
Asset-backed securities	73,918	—	(2,018)	71,900	—	71,900
Total	$1,844,975	$1,000	$(204,491)	$1,641,484	$—	$1,641,484
Held to maturity:
State and municipal securities	$12,174	$278	$(482)	$11,970	$(899)	$11,275
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,368	$—	$6,368
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at June 30, 2023, and December 31, 2022, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$24,925	$(1,104)	$295,957	$(49,803)	$320,882	$(50,907)
Corporate bonds	32,267	(2,984)	45,437	(7,742)	77,704	(10,726)
U.S. government and agency securities	—	—	232,839	(14,527)	232,839	(14,527)
Commercial mortgage-backed securities	—	—	91,280	(13,726)	91,280	(13,726)
Residential mortgage-backed securities	21,918	(1,152)	514,377	(73,531)	536,295	(74,683)
Commercial collateralized mortgage obligations	—	—	37,935	(5,317)	37,935	(5,317)
Residential collateralized mortgage obligations	367	(12)	137,495	(23,866)	137,862	(23,878)
Asset-backed securities	5,373	(57)	61,117	(1,282)	66,490	(1,339)
Total	$84,850	$(5,309)	$1,416,437	$(189,794)	$1,501,287	$(195,103)
Held to maturity:
State and municipal securities	$6,437	$(563)	$—	$—	$6,437	$(563)

December 31, 2022
Available for sale:
State and municipal securities	$171,079	$(14,947)	$175,011	$(43,658)	$346,090	$(58,605)
Corporate bonds	69,618	(5,581)	11,640	(1,610)	81,258	(7,191)
U.S. government and agency securities	152,471	(7,373)	95,576	(8,966)	248,047	(16,339)
Commercial mortgage-backed securities	37,083	(3,416)	54,860	(10,177)	91,943	(13,593)
Residential mortgage-backed securities	231,848	(20,465)	340,455	(56,997)	572,303	(77,462)
Commercial collateralized mortgage obligations	21,999	(2,516)	16,814	(3,001)	38,813	(5,517)
Residential collateralized mortgage obligations	48,749	(3,928)	97,621	(19,838)	146,370	(23,766)
Asset-backed securities	62,047	(1,528)	9,853	(490)	71,900	(2,018)
Total	$794,894	$(59,754)	$801,830	$(144,737)	$1,596,724	$(204,491)
Held to maturity:
State and municipal securities	$6,518	$(482)	$—	$—	$6,518	$(482)
At June 30, 2023, the Company had 698 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any of the securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2023
Balance at January 1, 2023	$899
Credit loss expense	36
Balance at June 30, 2023	$935
Balance at January 1, 2022	$167
Credit loss expense	725
Balance at June 30, 2022	$892
Accrued interest of $7.7 million and $7.4 million was not included in the calculation of the allowance or the amortized cost basis of the debt securities at June 30, 2023 or 2022, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at June 30, 2023, or December 31, 2022.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Proceeds from sales/calls	$39,335	$8,552
Gross realized gains	596	—
Gross realized losses	(452)	—
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2023, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$64,516	$62,980
Due after one year through five years	—	—	252,898	239,060
Due after five years through ten years	5,169	5,400	193,934	171,104
Due after ten years	7,000	6,436	230,184	192,696
Commercial mortgage-backed securities	—	—	105,006	91,280
Residential mortgage-backed securities	—	—	610,978	536,295
Commercial collateralized mortgage obligations	—	—	43,252	37,935
Residential collateralized mortgage obligations	—	—	161,740	137,862
Asset-backed securities	—	—	67,829	66,490
Total	$12,169	$11,836	$1,730,337	$1,535,702
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Carrying value of securities pledged to secure public deposits	$817,717	$769,691
Carrying value of securities pledged to repurchase agreements	6,028	6,797

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Loans held for sale	$15,198	$49,957
LHFI:
Loans secured by real estate:
Owner occupied commercial real estate	$915,861	$843,006
Non-owner occupied commercial real estate	1,512,303	1,461,672
Total commercial real estate	2,428,164	2,304,678
Construction/land/land development	1,022,239	945,625
Residential real estate	1,633,658	1,477,538
Total real estate	5,084,061	4,727,841
Commercial and industrial	1,977,028	2,051,161
Mortgage warehouse lines of credit	537,627	284,867
Consumer	23,973	26,153
Total LHFI(1)	7,622,689	7,090,022
Less: Allowance for loan credit losses (“ALCL”)	94,353	87,161
LHFI, net	$7,528,336	$7,002,861
____________________________
(1)Includes unamortized purchase accounting adjustment and net deferred loan fees of $11.4 million and $14.2 million at June 30, 2023, and December 31, 2022, respectively. As of June 30, 2023, and December 31, 2022, the remaining purchase accounting net loan discount was $139,000 and $2.2 million, respectively.
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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of nonaccrual commercial loans over $100,000 with direct exposure, unsecured loans over 90 days past due, commercial loans classified as substandard or worse over $100,000 with direct exposure, modified loans to borrowers experiencing financial difficulty, consumer loans greater than $100,000 with a FICO score under 625, loans greater than $100,000 in which the borrower has filed bankruptcy, and all loans 180 days or more past due. Loans under $50,000 will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BT Holdings, Inc., (“BTH”), the Company held approximately $41.1 million and $48.1 million of unpaid principal balance PCD loans at June 30, 2023, and December 31, 2022, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2022 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2023, and gross charge-offs for the six months ended June 30, 2023, excluding loans held for sale and loans accounted for at fair value. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$221,923	$874,477	$490,985	$265,450	$227,029	$236,047	$73,338	$2,389,249
Special mention	—	—	—	—	—	8,050	934	8,984
Classified	363	2,318	4,124	1,620	3,585	17,921	—	29,931
Loss	—	—	—	—	—	—	—	—
Total commercial real estate loans	$222,286	$876,795	$495,109	$267,070	$230,614	$262,018	$74,272	$2,428,164
Current period gross charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Construction/land/land development:
Pass	$110,059	$487,750	$259,292	$48,787	$19,761	$27,763	$33,188	$986,600
Special mention	—	10,462	19,866	—	—	—	—	30,328
Classified	—	150	79	255	673	1,816	2,338	5,311
Loss	—	—	—	—	—	—	—	—
Total construction/land/land development loans	$110,059	$498,362	$279,237	$49,042	$20,434	$29,579	$35,526	$1,022,239
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$198,648	$530,028	$308,356	$247,988	$101,672	$157,628	$76,179	$1,620,499
Special mention	—	—	—	379	—	—	—	379
Classified	—	1,993	1,497	381	1,454	7,356	99	12,780
Loss	—	—	—	—	—	—	—	—
Total residential real estate loans	$198,648	$532,021	$309,853	$248,748	$103,126	$164,984	$76,278	$1,633,658
Current period gross charge-offs	$—	$—	$—	$5	$—	$22	$—	$27

Commercial and industrial:
Pass	$160,133	$352,352	$199,355	$45,291	$65,973	$57,781	$1,047,310	$1,928,195
Special mention	441	7,297	900	106	—	—	3,903	12,647
Classified	728	1,631	9,846	421	1,030	473	22,057	36,186
Loss	—	—		—	—	—	—	—
Total commercial and industrial loans	$161,302	$361,280	$210,101	$45,818	$67,003	$58,254	$1,073,270	$1,977,028
Current period gross charge-offs	$10	$126	$21	$141	$—	$270	$4,315	$4,883

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$537,627	$537,627
Special mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$537,627	$537,627
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$5,586	$6,309	$2,317	$763	$605	$73	$8,230	$23,883
Special mention	—	—	—	—	—	—	—	—
Classified	—	59	27	—	3	—	1	90
Loss	$—	$—	$—	$—	$—	$—	$—	$—
Total consumer loans	$5,586	$6,368	$2,344	$763	$608	$73	$8,231	$23,973
Current period gross charge-offs	$—	$77	$7	$—	$—	$—	$8	$92

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2022, and gross charge-offs for the year ended December 31, 2022, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2022.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$282,298	$282,298
Special mention	—	—	—	—	—	—	2,042	2,042
Classified	—	—	—	—	—	—	527	527
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$284,867	$284,867
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$9,730	$3,822	$1,210	$784	$135	$15	$10,408	$26,104
Classified	22	19	—	6	—	—	2	49
Total consumer loans	$9,752	$3,841	$1,210	$790	$135	$15	$10,410	$26,153
Current period gross charge-offs	$3	$27	$7	$2	$1	$1	$2	$43
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	June 30, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$208	$26	$2,685	$2,919	$2,425,245	$2,428,164	$—
Construction/land/land development	103	—	45	148	1,022,091	1,022,239	—
Residential real estate	1,072	1,815	3,469	6,356	1,627,302	1,633,658	—
Total real estate	1,383	1,841	6,199	9,423	5,074,638	5,084,061	—
Commercial and industrial	5,158	1,931	3,023	10,112	1,966,916	1,977,028	—
Mortgage warehouse lines of credit	—	—	—	—	537,627	537,627	—
Consumer	209	75	17	301	23,672	23,973	—
Total LHFI	$6,750	$3,847	$9,239	$19,836	$7,602,853	$7,622,689	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$31	$—	$104	$135	$2,304,543	$2,304,678	$—
Construction/land/land development	854	—	17	871	944,754	945,625	—
Residential real estate	1,814	891	450	3,155	1,474,383	1,477,538	—
Total real estate	2,699	891	571	4,161	4,723,680	4,727,841	—
Commercial and industrial	3,878	1,972	544	6,394	2,044,767	2,051,161	—
Mortgage warehouse lines of credit	—	—	—	—	284,867	284,867	—
Consumer	350	16	11	377	25,776	26,153	—
Total LHFI	$6,927	$2,879	$1,126	$10,932	$7,079,090	$7,090,022	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $29.5 million and $15.5 million was not included in the book value for the purposes of calculating the allowance at June 30, 2023 and 2022, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$20,681	$8,065	$8,520	$53,357	$565	$820	$92,008
Charge-offs	—	—	27	2,714	—	10	2,751
Recoveries	25	—	5	800	—	2	832
Provision(1)	133	664	520	2,730	252	(35)	4,264
Ending balance	$20,839	$8,729	$9,018	$54,173	$817	$777	$94,353
Average balance	$2,406,625	$972,032	$1,615,211	$2,059,285	$396,348	$24,812	$7,474,313
Net charge-offs to loan average balance (annualized)	—%	—%	0.01%	0.37%	—%	0.13%	0.10%

__________________________
(1)The $4.3 million provision for credit losses on the consolidated statements of income includes a $4.3 million provision for loan credit losses, a $88,000 provision for off-balance sheet commitments and $46,000 net benefit provision for held to maturity securities credit losses for the three months ended June 30, 2023.

	Three Months Ended June 30, 2022

	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$14,606	$4,580	$5,821	$36,315	$329	$522	$62,173
Charge-offs	—	—	—	2,179	—	13	2,192
Recoveries	—	—	86	545	—	8	639
Provision(1)	1,506	127	(56)	796	130		2,503
Ending balance	$16,112	$4,707	$5,851	$35,477	$459	$517	$63,123
Average balance	$1,828,700	$587,872	$966,363	$1,398,802	$444,851	$15,979	$5,242,567
Net charge-offs to loan average balance (annualized)	—%	—%	(0.04)%	0.47%	—%	0.13%	0.12%

____________________________

(1)The $3.5 million provision for credit losses on the consolidated statements of income includes a $2.5 million provision for loan losses, a $408,000 provision for off-balance sheet commitments and a $540,000 provision for held to maturity securities credit losses for the three months ended June 30, 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Charge-offs	42	—	27	4,883	—	92	5,044
Recoveries	85	—	10	1,712	—	7	1,814
Provision(1)	1,024	953	805	7,196	438	6	10,422
Ending balance	$20,839	$8,729	$9,018	$54,173	$817	$777	$94,353
Average balance	$2,374,762	$973,465	$1,567,533	$2,064,791	$305,280	$25,411	$7,311,242
Net charge-offs to loan average balance (annualized)	—%	—%	—%	0.31%	—%	0.67%	0.09%

_________________________

(1)The $10.5 million provision for credit losses on the consolidated statement of income includes a $10.4 million provision for loan losses, a $45,000 provision for off-balance sheet commitments and a $36,000 provision for held to maturity securities credit losses for the six months ended June 30, 2023.

	Six Months Ended June 30, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Charge-offs	166	—	75	4,325	—	28	4,594
Recoveries	2	—	92	1,180	—	13	1,287
Provision(1)	2,851	696	(282)	(1,524)	119	(16)	1,844
Ending balance	$16,112	$4,707	$5,851	$35,477	$459	$517	$63,123
Average balance	$1,773,784	$576,672	$937,005	$1,411,946	$434,381	$16,219	$5,150,007
Net charge-offs to loan average balance (annualized)	0.02%	—%	—%	0.45%	—%	0.19%	0.13%

_________________________

(1)The $3.1 million provision for credit losses on the consolidated statements of income includes a $1.8 million provision for loan losses, a $556,000 provision for off-balance sheet commitments and a $725,000 provision for held to maturity securities credit losses for the six months ended June 30, 2022.

The increase in provision expense during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily due to loan growth during the intervening period coupled with qualitative factor changes embedded in our LHFI portfolio. The ALCL increased $31.2 million compared to June 30, 2022, primarily due a $20.4 million increase to the allowance recorded as of the date of the BTH merger.
The Company’s credit quality profile in relation to the ALCL drove an increase of $23.0 million in the collectively evaluated portion of the reserve at June 30, 2023, when compared to June 30, 2022, of which $18.0 million was related to qualitative factor changes across the Company’s risk pools.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	June 30, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$3,314	$—	$15,752	$—	$—	$—	$19,066
Accounts Receivable	—	—	—	111	—	—	111
Equipment	—	—	—	202	—	—	202
Total	$3,314	$—	$15,752	$313	$—	$—	$19,379
ALCL Allocation	$102	$—	$36	$52	$—	$—	$190

	December 31, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$273	$97	$6,731	$—	$—	$—	$7,101
Accounts Receivable	—	—	—	831	—	—	831
Equipment	—	—	—	285	—	—	285
Total	$273	$97	$6,731	$1,116	$—	$—	$8,217
ALCL Allocation	$—	$—	$—	$738	$—	$—	$738
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
Nonaccrual LHFI were as follows:

	Nonaccrual With No Allowance for Credit Loss		Nonaccrual
(Dollars in thousands) Loans secured by real estate:	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial real estate	$842	$435	$3,510	$526
Construction/land/land development	—	59	183	270
Residential real estate	14,928	7,023	16,345	7,712
Total real estate	15,770	7,517	20,038	8,508
Commercial and industrial	971	527	13,480	1,383
Consumer	—	—	91	49
Total nonaccrual loans	$16,741	$8,044	$33,609	$9,940
All interest formerly accrued but not received for loans placed on nonaccrual status is reversed from interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At June 30, 2023, and December 31, 2022, the Company had $362,000 and zero funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2023 and 2022, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $534,000 and $438,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the six months ended June 30, 2023 and 2022.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company transferred $7.1 million of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the three months ended June 30, 2023. As a result, the company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at June 30, 2023, compared to $3.9 million at December 31, 2022.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the dates indicated.

	Three Months Ended June 30, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$1,692	0.07%	$—	—%
Construction/land/land development	1,747	0.17	—	—
Residential real estate	1,739	0.11	—	—
Total real estate	5,178	0.10	—	—
Commercial and industrial	2,208	0.11	186	0.01
Total	$7,386	0.10	$186	—

	Six Months Ended June 30, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,554	0.11%	$—	—%
Construction/land/land development	4,088	0.40	—	—
Residential real estate	1,739	0.11	—	—
Total real estate	8,381	0.16	—	—
Commercial and industrial	11,179	0.57	186	0.01
Total	$19,560	0.26	$186	—
The following table describes the financial effect of the modification made to 18 and 26 borrowers experiencing financial difficulty during three and six months ended June 30, 2023, respectively.

Three Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension
Commercial real estate	N/A	Added a weighted average 12.7 months to the life of the modified loans
Construction/land/land development	N/A	Added a weighted average 2.8 months to the life of the modified loans
Residential real estate	N/A	Added a weighted average 5.3 months to the life of the modified loans
Commercial and industrial	Reduced weighted average contractual interest rate from 9% to 6%	Added a weighted average 12.9 months to the life of the modified loans

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Six Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension
Commercial real estate	N/A	Added a weighted average 11.9 months to the life of the modified loans
Construction/land/land development	N/A	Added a weighted average 5.1 months to the life of the modified loans
Residential real estate	N/A	Added a weighted average 5.3 months to the life of the modified loans
Commercial and industrial	Reduced weighted average contractual interest rate from 9% to 6%	Added a weighted average 5.6 months to the life of the modified loans
The following table depicts the performance of loans that have been modified during the six months ended June 30, 2023.

	Payment Status (Amortized Cost Basis)
	June 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,554	$—	$—
Construction/land/land development	4,088	—	—
Residential real estate	1,739	—	—
Total real estate	8,381	—	—
Commercial and industrial	11,326	39	—
Mortgage warehouse lines of credit	—	—	—
Consumer	—	—	—
Total LHFI	$19,707	$39	$—
There were no loans to borrowers experiencing financial difficulty that defaulted during the six months ended June 30, 2023, that were modified within the last six months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the ALCL continues to be reassessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2023, and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2023 or 2022.

	June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$301,690	$52,267	$353,957
Corporate bonds	—	77,704	1,000	78,704
U.S. treasury securities	95,006	—	—	95,006
U.S. government agency securities	—	138,173	—	138,173
Commercial mortgage-backed securities	—	91,280	—	91,280
Residential mortgage-backed securities	—	536,295	—	536,295
Commercial collateralized mortgage obligations	—	37,935	—	37,935
Residential collateralized mortgage obligations	—	137,862	—	137,862
Asset-backed securities	—	66,490	—	66,490
Securities available for sale	95,006	1,387,429	53,267	1,535,702
Securities carried at fair value through income	—	—	6,106	6,106
Loans held for sale	—	15,198	—	15,198
Mortgage servicing rights	—	—	19,086	19,086
Other assets - derivatives	—	26,117	—	26,117
Total recurring fair value measurements - assets	$95,006	$1,428,744	$78,459	$1,602,209

Other liabilities - derivatives	$—	$(24,773)	$—	$(24,773)
Total recurring fair value measurements - liabilities	$—	$(24,773)	$—	$(24,773)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$334,708	$54,769	$389,477
Corporate bonds	—	81,258	1,000	82,258
U.S. treasury securities	110,645	—	—	110,645
U.S. government agency securities	—	137,775	—	137,775
Commercial mortgage-backed securities	—	91,943	—	91,943
Residential mortgage-backed securities	—	572,303	—	572,303
Commercial collateralized mortgage obligations	—	38,813	—	38,813
Residential collateralized mortgage obligations	—	146,370	—	146,370
Asset-backed securities	—	71,900	—	71,900
Securities available for sale	110,645	1,475,070	55,769	1,641,484
Securities carried at fair value through income	—	—	6,368	6,368
Loans held for sale	—	25,389	—	25,389
Mortgage servicing rights	—	—	20,824	20,824
Other assets - derivatives	—	26,733	—	26,733
Total recurring fair value measurements - assets	$110,645	$1,527,192	$82,961	$1,720,798

Other liabilities - derivatives	$—	$(25,275)	$—	$(25,275)
Total recurring fair value measurements - liabilities	$—	$(25,275)	$—	$(25,275)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023 and 2022, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(363)	—	—
Other noninterest income	—	—	23
Loss recognized in AOCI	—	(364)	—
Purchases, issuances, sales and settlements:
Originations	431	—	—
Purchases	—	—	—
Sales	(1,806)	—	—
Settlements	—	(2,138)	(285)
Balance at June 30, 2023	$19,086	$53,267	$6,106
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
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 1 securities, the Company obtains the fair value measurements for those identical assets from an independent pricing service. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with ASC 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to other pricing sources, such as Bloomberg LP. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagements No. 16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For level 3 securities, the Company determines the fair value of the instruments based on their callability, putability and prepay optionality. Putable instruments are valued at book value, non-putable instruments are priced mainly using a present value calculation based on the spread to the yield curve.
Mortgage Servicing Rights (“MSRs”)
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	June 30, 2023		December 31, 2022
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	7.31% - 8.35%	8.01%	7.65% - 9.20%	8.11%
Discount rates	9.50 - 12.00	9.56	9.50 - 22.07	12.55
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Recently there have been significant market-driven fluctuations in the assumptions listed above. These fluctuations can be rapid and may continue to be significant. Typically, loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. The recent increase in rates has caused a decrease in the weighted average prepayment speed. The decrease in the discount rate assumption was mainly due to the sale of GNMA MSR portfolio that settled during the first quarter of 2023. Estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At June 30, 2023, and December 31, 2022, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	June 30, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$15,198	$14,947	$251
Securities carried at fair value through income	6,106	6,815	(709)
Total	$21,304	$21,762	$(458)
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at June 30, 2023.

	December 31, 2022
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$25,389	$24,946	$443
Securities carried at fair value through income	6,368	7,100	(732)
Total	$31,757	$32,046	$(289)
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2023	2022	2023	2022
Mortgage banking revenue (loans held for sale)	$(355)	$65	$(192)	$(432)
Other income:
Securities carried at fair value through income	(23)	(154)	23	(592)
Total fair value option impact on noninterest income (1)	$(378)	$(89)	$(169)	$(1,024)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 — Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both June 30, 2023, and December 31, 2022. The Company believes the fair value approximates an exit price.
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
Equity securities without readily determinable fair values totaled $58.4 million and $67.4 million at June 30, 2023, and December 31, 2022, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company’s equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Government National Mortgage Association Repurchase Asset
The Company had zero and $24.6 million Government National Mortgage Association (“GNMA”) repurchase assets included in loans held for sale on the consolidated balance sheets at June 30, 2023, and December 31, 2022, respectively. The assets were valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans.
During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold $1.8 million in GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $22.6 million and $20.7 million at June 30, 2023, and December 31, 2022, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $908,000 and $806,000 at June 30, 2023, and December 31, 2022, respectively. At June 30, 2023, and December 31, 2022, the Company had zero and $10,000, respectively, in principal amount of residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2023		December 31, 2022
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$465,990	$465,990	$358,972	$358,972
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	58,446	58,446	67,378	67,378
GNMA repurchase asset	—	—	24,569	24,569
Accrued interest and loan fees receivable	38,430	38,430	38,136	38,136
Level 3 inputs:
Securities held to maturity	11,234	11,836	11,275	11,970
LHFI, net	7,528,336	7,250,223	7,002,861	6,835,770
Financial liabilities:
Level 2 inputs:
Deposits	8,490,043	8,469,581	7,775,702	7,753,966
FHLB advances and other borrowings	342,861	342,438	639,230	639,103
Subordinated indebtedness	196,746	186,759	201,765	181,624
Accrued interest payable	10,495	10,495	3,917	3,917
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage banking revenue	2023	2022	2023	2022
Origination	$149	$229	$260	$434
Gain on sale of loans held for sale	1,014	2,118	1,623	3,841
Originations of MSRs	282	738	431	1,464
Servicing	936	1,434	1,925	2,860
Total gross mortgage revenue	2,381	4,519	4,239	8,599
MSR valuation adjustments, net	543	202	(363)	4,443
Mortgage HFS and pipeline fair value adjustment	(357)	(887)	83	(561)
MSR hedge impact	(1,165)	(1,480)	(776)	(6,031)
Mortgage banking revenue	$1,402	$2,354	$3,183	$6,450
Management uses forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 7 — Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$18,261	$21,187	$20,824	$16,220
Addition of servicing rights	282	738	431	1,464
Settlement of sale of GNMA MSR	—	—	(1,806)	—
Valuation adjustment, net of amortization	543	202	(363)	4,443
Balance at end of period	$19,086	$22,127	$19,086	$22,127

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
At June 30, 2023, and December 31, 2022, the reserve for mortgage loan servicing putback expenses totaled $167,000 and $217,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $24.6 million at December 31, 2022, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company’s consolidated balance sheets. The final sale conditions of the GNMA MSR portfolio were met during the quarter ended March 31, 2023, and, accordingly, there were no GNMA repurchase program loans on the balance sheet at June 30, 2023.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at June 30, 2023, and December 31, 2022, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the six months ended June 30, 2023 and 2022. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate swaps included in other assets	$10,500	$10,500	$1,046	$1,043

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$354,660	$352,842	$24,587	$25,482
Interest rate swaps included in other liabilities	347,845	345,742	(24,196)	(25,175)
Risk participation agreements included in other assets	20,000	59,738	1	—
Forward commitments to purchase forward-settling mortgage-backed securities included in other liabilities	10,000	7,000	(28)	(100)
Forward commitments to purchase treasury notes in other liabilities	11,500	31,500	(549)	—
Forward commitments to sell residential mortgage loans included in other assets	13,650	8,500	49	7
Interest rate-lock commitments on residential mortgage loans included in other assets	20,931	9,544	434	201
	$778,586	$814,866	$298	$415
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The weighted-average rates paid and received for interest rate swaps at June 30, 2023, and December 31, 2022, were as follows:

	Weighted-Average Interest Rate
	June 30, 2023		December 31, 2022
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	5.43%	6.62%	4.98%	5.72%
Non-hedging interest rate swaps - financial institution counterparties	4.61	7.66	3.72	5.75
Non-hedging interest rate swaps - customer counterparties	7.66	4.61	5.75	3.72
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2023	2022	2023	2022
Amount of (loss) gain recognized in mortgage banking revenue (1)	$(1,176)	$187	$(511)	$(2,220)
Amount of gain recognized in other non-interest income	74	154	85	440
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
At June 30, 2023, and December 31, 2022, the Company had cash collateral on deposit with swap counterparties totaling $3.9 million and $7.6 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 8 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. At June 30, 2023, the maximum number of shares of the Company’s common stock available for issuance under the 2012 Plan was 29,738 shares.
Additionally, the Company’s stockholders approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. At June 30, 2023, there was $433,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2023, ESPP purchase period. These costs are expected to be recognized over a period of 0.92 year.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	$1.75	$1.34	$1.64	$1.30
Risk-free interest rate	3.19%	0.77%	2.63%	0.44%
Expected volatility	31.98	41.26	32.25	43.58
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESPP shares purchased	46,213	26,089	46,213	26,089
Shares available for issuance under the ESPP	927,698	973,911	927,698	973,911

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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
Share-based compensation cost charged to income for the three and six months ended June 30, 2023 and 2022, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
RSA & RSU	$1,034	$666	$2,056	$1,277
PSU	2	103	295	149
ESPP	123	72	200	153
Total stock compensation expense	$1,159	$841	$2,551	$1,579
Related tax benefits recognized in net income	$243	$177	$536	$332
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table summarizes the Company’s award activity:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	27,391	$35.37	48,048	$35.27
Granted RSAs	16,788	28.61	12,840	37.29
Vested RSAs	(16,594)	34.76	(19,524)	36.61
Forfeited RSAs	—	—	—	—
Nonvested RSAs, June 30,	27,585	31.63	41,364	35.29

Nonvested RSUs, January 1,	270,390	$39.63	73,977	$40.64
Granted RSUs	109,078	35.90	61,081	42.28
Vested RSUs	(18,864)	42.09	—	—
Forfeited RSUs	(3,583)	43.60	(743)	40.40
Nonvested RSUs, June 30,	357,021	38.32	134,315	41.39

Nonvested PSUs, January 1,	157,367	$29.06	—	$—
Granted PSUs	43,591	28.45	27,632	44.77
Forfeited PSUs	(1,592)	28.45	—	—
Nonvested PSUs, June 30,	199,366	27.20	27,632	44.77
At June 30, 2023, there was $578,000, $11.7 million and $3.5 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.6, 3.8 and 2.4 years for RSA, RSU and PSU shares, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company’s stock options and changes during the six months ended June 30, 2023 and 2022.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(42,774)	17.61	—	738
Expired	(8,434)	33.39	—	—
Outstanding and exercisable at June 30, 2023	453,229	30.50	4.89	1,139

Six Months Ended June 30, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
Exercised	(24,800)	9.23	—	816
Outstanding and exercisable at June 30, 2022	14,400	13.31	1.52	367
Note 9 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	6,994	2	6,996
Balance at June 30, 2023	$(153,706)	$827	$(152,879)

Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(122,334)	626	(121,708)
Balance at June 30, 2022	$(116,525)	$546	$(115,979)
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at June 30, 2023, and December 31, 2022, that the Company and Origin met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2023, and December 31, 2022, Origin’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Origin must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $3.8 million and $5.1 million at June 30, 2023, and December 31, 2022, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and Origin at June 30, 2023, and December 31, 2022, are presented in the following table:

(Dollars in thousands) June 30, 2023	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$967,014	11.01%	$614,641	7.00%	N/A	N/A
Origin Bank	1,021,140	11.66	613,229	7.00	$569,427	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	982,783	11.19	746,349	8.50	N/A	N/A
Origin Bank	1,021,140	11.66	744,635	8.50	700,833	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,238,698	14.11	921,964	10.50	N/A	N/A
Origin Bank	1,186,413	13.54	919,843	10.50	876,041	10.00
Leverage Ratio
Origin Bancorp, Inc.	982,783	9.65	407,422	4.00	N/A	N/A
Origin Bank	1,021,140	10.05	406,396	4.00	507,994	5.00
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	906,859	10.93	580,857	7.00	N/A	N/A
Origin Bank	952,579	11.50	579,775	7.00	538,363	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	922,584	11.12	705,327	8.50	N/A	N/A
Origin Bank	952,579	11.50	704,013	8.50	662,600	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,180,665	14.23	871,290	10.50	N/A	N/A
Origin Bank	1,109,257	13.39	869,661	10.50	828,249	10.00
Leverage Ratio
Origin Bancorp, Inc.	922,584	9.66	381,955	4.00	N/A	N/A
Origin Bank	952,579	9.94	383,359	4.00	479,198	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $129.8 million at June 30, 2023.
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
There have been no stock repurchases during the six months ended June 30, 2023 or 2022.

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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) June 30, 2023
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$1,090,525	$961,529	$601,300	$262,932	$2,916,286
Standby letters of credit	88,494	8,783	32,987	—	130,264
Total off-balance sheet commitments	$1,179,019	$970,312	$634,287	$262,932	$3,046,550
December 31, 2022
Commitments to extend credit(1)	$1,093,744	$988,212	$553,069	$96,783	$2,731,808
Standby letters of credit	86,922	2,264	—	—	89,186
Total off-balance sheet commitments	$1,180,666	$990,476	$553,069	$96,783	$2,820,994
____________________________
(1)Includes $705.4 million and $594.6 million of unconditionally cancellable commitments at June 30, 2023, and December 31, 2022, respectively.
At June 30, 2023, the Company held 28 unfunded letters of credit from the FHLB totaling $284.3 million, with expiration dates ranging from August 25, 2023, to September 22, 2027. At December 31, 2022, the Company held 28 unfunded letters of credit from the FHLB totaling $277.4 million, with expiration dates ranging from January 14, 2023, to September 22, 2027.
The Company has a total contingent liability of $2.1 million as of June 30, 2023, for retention bonuses and guaranteed minimum incentives. The contingent liability consists of retention bonuses totaling $946,000 for former BTH employees, with $473,000, or 50%, due at December 31, 2023, and the remaining $473,000, or 50%, due at December 31, 2024. Additionally, the Company will pay $1.2 million, in total, in guaranteed minimum incentives to certain employees, with approximately 50% due on or about December 31, 2023, and the remaining 50% due on or about December 31, 2024. In all cases, continued employment through the payout date is required in order to receive the compensation.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In conjunction with the December 31, 2021, acquisitions of the Lincoln Agency, LLC and Pulley-White Insurance Agency, Inc., the Company has a total estimated fair value contingent liability of $1.5 million as of June 30, 2023. The Company expects 30% of the estimated fair value contingent liability will be payable on or about December 31, 2023, with the remaining 70% payable on or about December 31, 2024, if Davison Insurance Agency, LLC, the acquirer and surviving wholly-owned subsidiary of the Company, meets certain revenue growth objectives over three years. The fair value and probability of payout of this liability is reassessed annually at the fiscal year end of the Company.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.7 million and $4.6 million at June 30, 2023, and December 31, 2022, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates 61 banking centers located from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2023 Second Quarter Highlights
•Total loans held for investment (“LHFI”), excluding mortgage warehouse lines of credit, were $7.09 billion at June 30, 2023, reflecting an increase of $279.9 million, or 4.1%, compared to December 31, 2022.
•Total deposits were $8.49 billion at June 30, 2023, reflecting an increase of $714.3 million, or 9.2%, compared to December 31, 2022.
•Net interest income was $75.3 million at June 30, 2023, reflecting an increase of $15.8 million, or 26.5%, compared to June 30, 2022.
•Book value per common share was $32.33 at June 30, 2023, reflecting an increase of $1.43, or 4.6%, compared to December 31, 2022.
•At June 30, 2023, and December 31, 2022, Company level common equity Tier 1 capital to risk-weighted assets was 11.01%, and 10.93%, respectively, the Tier 1 leverage ratio was 9.65% and 9.66%, respectively, and the total capital ratio was 14.11% and 14.23%, respectively.

•LHFI, excluding mortgage warehouse lines of credit, to deposits was 83.5% at June 30, 2023, compared to 87.5% at December 31, 2022. Cash and liquid securities as a percentage of total assets was 11.1% at June 30, 2023, compared to 12.1% at December 31, 2022.
Recent Developments
Transfer to the New York Stock Exchange
On May 9, 2023, the Company, acting pursuant to authorization from its Board of Directors, provided written notice to The Nasdaq Stock Market LLC (“Nasdaq”) of its determination to voluntarily withdraw the principal listing of the Company’s common stock, $5.00 par value per share, from Nasdaq and transfer the listing to the New York Stock Exchange (“NYSE”). The listing and trading of the common stock on Nasdaq ended at market close on May 19, 2023, and trading commenced on the NYSE at market open on May 22, 2023, where the common stock began trading under the new stock symbol “OBK”.
Recent Industry Developments
During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains strong. The Company’s uninsured/uncollateralized deposits totaled $2.84 billion at June 30, 2023, compared to $3.43 billion at December 31, 2022, representing 33.4% and 44.1% of total deposits at June 30, 2023, and December 31, 2022, respectively. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments, including the Company’s strategic decision to borrow approximately $700.0 million and hold excess cash for contingency liquidity for the majority of the quarter ended June 30, 2023. As of June 30, 2023, the Company repaid majority of the excess contingency liquidity. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 11.01% and 14.11%, respectively, as of June 30, 2023.
Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022
Our net income increased $449,000, or 2.1%, to $21.8 million for the three months ended June 30, 2023, from $21.3 million for the three months ended June 30, 2022. On a diluted earnings per share basis, our earnings were $0.70 per share for the three months ended June 30, 2023, compared to $0.90 per share for the three months ended June 30, 2022.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended June 30, 2023, was $75.3 million, an increase of $15.8 million, or 26.5%, compared to the three months ended June 30, 2022. Increases in interest rates and average interest-earning assets drove a $43.2 million and a $23.3 million increase in total interest income, respectively. The increase in total interest income was partially offset by a $50.7 million increase in total interest expense; $47.9 million of the increase was driven by increases in interest rates.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. In early 2020, the Federal Reserve lowered the target rate range to 0.00% to 0.25%, which remained in effect throughout all of 2021. On March 17, 2022, the Federal Reserve began an aggressive campaign to combat inflation with its first target rate range increase to 0.25% to 0.50%. Subsequently, it increased the target range six more times during 2022 and four more times during 2023, with the most recent and current Federal Funds target rate range being set on July 26, 2023, at 5.25% to 5.50%. The Federal Funds target rate range has increased 525 basis points since the Federal Reserve Board’s first rate increase in 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits. Increases in interest rates contributed $35.6 million to the total increase in interest income earned on total LHFI during the three months ended June 30, 2023, while interest rates increased our total deposit interest expense by $41.8 million during the same period.

Interest income earned on LHFI during the three months ended June 30, 2023, increased in all loan categories, when compared to the three months ended June 30, 2022. Interest income earned on commercial and industrial loans and commercial real estate loans contributed $24.1 million and $14.3 million, respectively, of the $59.6 million total increase in interest income earned on LHFI when compared to the three months ended June 30, 2022. Increases in interest rates drove $8.3 million of the $14.3 million increase in interest income earned on commercial real estate loans, while increases in interest rates drove $17.1 million of the $24.1 million increase in interest income earned on commercial and industrial loans for the comparable periods.
During March 2023, we made a strategic decision to borrow and hold approximately $700.0 million in excess cash for contingency liquidity, which we held for a majority of the three months ended June 30, 2023. As of June 30, 2023, the Company repaid the majority of the excess contingency liquidity. This excess liquidity was held at a weighted-average rate of 5.17% and added $368.7 million in average interest-bearing assets for the three months ended June 30, 2023, which negatively impacted the net interest margin by 12 basis points.
The net interest margin (“NIM”), fully tax-equivalent (“FTE”) was impacted by margin compression as rates on interest-bearing liabilities rose faster than yields on interest-earning assets during the current quarter. The NIM-FTE was 3.16% for the three months ended June 30, 2023, a seven basis point decrease from the three months ended June 30, 2022. The yield earned on interest-earning assets for the three months ended June 30, 2023, was 5.50%, a 197 basis point increase from 3.53% for the three months ended June 30, 2022. The rate paid on total deposits for the quarter ended June 30, 2023, was 2.26%, an 207 basis point increase from 0.19% for the quarter ended June 30, 2022. The rate paid on FHLB advances and other borrowings also increased to 5.26%, reflecting a 392 basis point increase compared to the three months ended June 30, 2022. The net increase in accretion income due to the BTH merger increased the fully tax-equivalent NIM by approximately two basis points for the three months ended June 30, 2023.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,406,625	$33,369	5.56%	$1,828,700	$19,035	4.17%
Construction/land/land development	972,032	16,227	6.70	587,872	6,627	4.52
Residential real estate	1,615,211	19,775	4.91	966,363	10,354	4.30
Commercial and industrial	2,059,285	38,967	7.59	1,398,802	14,840	4.26
Mortgage warehouse lines of credit	396,348	6,415	6.49	444,851	4,544	4.10
Consumer	24,812	449	7.26	15,979	240	6.03
LHFI	7,474,313	115,202	6.18	5,242,567	55,640	4.26
Loans held for sale	22,504	240	4.28	37,678	346	3.69
Loans receivable	7,496,817	115,442	6.18	5,280,245	55,986	4.25
Investment securities-taxable	1,371,361	8,303	2.43	1,610,400	7,116	1.77
Investment securities-non-taxable	220,345	1,283	2.33	258,178	1,493	2.32
Non-marketable equity securities held in other financial institutions	79,143	1,167	5.92	51,052	609	4.79
Interest-bearing deposits in banks	476,555	6,119	5.15	277,800	584	0.84
Total interest-earning assets	9,644,221	132,314	5.50	7,477,675	65,788	3.53
Noninterest-earning assets(2)	546,135			467,045
Total assets	$10,190,356			$7,944,720

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,740,963	$34,279	2.90%	$3,767,275	$2,459	0.26%
Time deposits	1,378,659	12,251	3.56	503,325	610	0.49
Total interest-bearing deposits	6,119,622	46,530	3.05	4,270,600	3,069	0.29
FHLB advances & other borrowings	606,148	7,951	5.26	417,121	1,392	1.34
Subordinated indebtedness	200,160	2,542	5.09	157,517	1,823	4.64
Total interest-bearing liabilities	6,925,930	57,023	3.30	4,845,238	6,284	0.52
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,139,973			2,288,732
Other liabilities(2)	127,630			143,427
Total liabilities	9,193,533			7,277,397
Stockholders’ Equity	996,823			667,323
Total liabilities and stockholders’ equity	$10,190,356			$7,944,720
Net interest spread			2.20%			3.01%
Net interest income and margin		$75,291	3.13		$59,504	3.19
Net interest income and margin - (tax equivalent)(3)		$75,936	3.16		$60,206	3.23
___________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association (“GNMA”) repurchase average balance of $35.8 million for the three months ended June 30, 2022. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023, and accordingly the GNMA repurchase average balance was zero for the three months ended June 30, 2023. For more information on the GNMA repurchase option, see Note 6 — Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$6,015	$8,319	$14,334
Construction/land/land development	4,331	5,269	9,600
Residential real estate	6,952	2,469	9,421
Commercial and industrial	7,007	17,120	24,127
Mortgage warehouse lines of credit	(495)	2,366	1,871
Consumer	133	76	209
Loans held for sale	(139)	33	(106)
Loans receivable	23,804	35,652	59,456
Investment securities-taxable	(1,056)	2,243	1,187
Investment securities-non-taxable	(219)	9	(210)
Non-marketable equity securities held in other financial institutions	335	223	558
Interest-bearing deposits in banks	418	5,117	5,535
Total interest-earning assets	23,282	43,244	66,526
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	636	31,184	31,820
Time deposits	1,061	10,580	11,641
FHLB advances & other borrowings	631	5,928	6,559
Subordinated indebtedness	493	226	719
Total interest-bearing liabilities	2,821	47,918	50,739
Net interest income	$20,461	$(4,674)	$15,787
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

We recorded a provision expense of $4.3 million for the three months ended June 30, 2023, an increase of $854,000 from $3.5 million for the three months ended June 30, 2022. The increase was primarily driven by loan growth coupled with qualitative factor changes embedded in our LHFI portfolio. Net charge-offs were $1.9 million for the three months ended June 30, 2023, compared to $1.6 million during the three months ended June 30, 2022. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 280.74% at June 30, 2023, compared to 448.16% at June 30, 2022, primarily driven by increases of $31.2 million and $19.5 million in our ALCL and nonperforming LHFI, compared to June 30, 2022. The increase in ALCL was primarily due to a $20.4 million increase to the allowance for loans recorded as of the date of the merger. The increase in nonperforming was driven by increases of 8.9 million and 7.6 million in nonperforming residential real estate loans and commercial and industrial loans. A reclassification of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the current quarter contributed $7.1 million increase in nonperforming residential real estate loans. The residential real estate loans carry government guarantees of $5.9 million at June 30, 2023, and considering the guaranty as well as the value of the underlying collateral resulted in an immaterial impact to the ALCL. Net charge-offs to total average LHFI (annualized) decreased to 0.10% for the three months ended June 30, 2023, from 0.12% for the three months ended June 30, 2022.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,
Noninterest income:	2023	2022	$ Change	% Change
Insurance commission and fee income	$6,185	$5,693	$492	8.6%
Service charges and fees	4,722	4,274	448	10.5
Mortgage banking revenue	1,402	2,354	(952)	(40.4)
Other fee income	970	638	332	52.0
Swap fee income	331	1	330	N/M
Limited partnership investment income	231	282	(51)	(18.1)
Loss on sales and disposals of other assets, net	(111)	(279)	168	(60.2)
Other income	1,906	1,253	653	52.1
Total noninterest income	$15,636	$14,216	$1,420	10.0

__________________________ N/M = Not meaningful.
Noninterest income for the three months ended June 30, 2023, increased by $1.4 million, or 10.0%, to $15.6 million, compared to $14.2 million for the three months ended June 30, 2022. Majority of our noninterest income categories increased during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the merger with BTH that occurred on August 1, 2022.
Mortgage banking revenue. The $952,000 decrease in mortgage banking revenue during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a 21.3% reduction in origination volume, a 33.3% reduction in sales volume and a 32.0% reduction in sales margin experienced during the three months ended June 30, 2023.
Other noninterest income. The $653,000 increase in other noninterest income was due to a $471,000 gain realized from repurchasing, at a discount, $5.0 million of our subordinated promissory notes from the FDIC through its failed bank operation process.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,
Noninterest expense:	2023	2022	$ Change	% Change
Salaries and employee benefits	$34,533	$27,310	$7,223	26.4%
Occupancy and equipment, net	6,578	4,514	2,064	45.7
Data processing	2,837	2,413	424	17.6
Intangible asset amortization	2,552	525	2,027	N/M
Office and operations	2,716	2,162	554	25.6
Professional services	1,557	420	1,137	N/M
Loan-related expenses	1,256	1,517	(261)	(17.2)
Advertising and marketing	1,469	859	610	71.0
Electronic banking	1,216	896	320	35.7
Franchise tax expense	897	838	59	7.0
Regulatory assessments	1,732	802	930	116.0
Communications	407	252	155	61.5
Merger-related expense	—	807	(807)	(100.0)
Other expenses	1,137	835	302	36.2
Total noninterest expense	$58,887	$44,150	$14,737	33.4
____________________________
N/M = Not meaningful.
The majority of our noninterest expense categories except for loan-related and merger-related expenses, increased for the three months ended June 30, 2023, compared the three months ended June 30, 2022, primarily due to the merger with BTH that occurred on August 1, 2022. Noninterest expense for the three months ended June 30, 2023, increased by $14.7 million, or 33.4%, to $58.9 million, compared to $44.2 million for the three months ended June 30, 2022, primarily due to increases of $7.2 million, $2.1 million, $2.0 million and $1.1 million in salaries and employee benefits, occupancy and equipment, net, intangible asset amortization, and professional services expenses, respectively.
Salaries and employee benefits. The $7.2 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees to 1,017 at June 30, 2023, from 841 at June 30, 2022, which was the primary contributor to a $5.2 million increase in salaries. The BTH merger that closed during the quarter ended September 30, 2022, contributed 94 full-time equivalent employees and $2.2 million to the increase in salaries alone. The remaining increase in full-time equivalent employees was primarily due to new positions added since June 30, 2022: 15 new positions were added to lending operations; nine new positions were added to our mortgage group; and nine positions were added to the insurance company. Also contributing to the increase was the impact of cost of living adjustments made in August 2022 and annual raises made on March 1, 2023.
Occupancy and equipment, net. The $2.1 million increase in occupancy and equipment expense was primarily due to the BTH merger that closed on August 1, 2022, which contributed $1.0 million to the total increase. Additionally, contributing to the increase was the addition of two new banking center locations and one mortgage production office being added during the intervening period.
Intangible asset amortization expense. The $2.0 million increase in intangible asset amortization expense was primarily due to the core deposit intangible established in conjunction with the BTH merger.
Professional services. The $1.1 million increase was mainly due to a $483,000 legal fee recovery related to nonperforming loans during the three months ended June 30, 2022, and higher external audit fees, corporate legal fees and trade execution fees for swaps during the three months ended June 30, 2023, compared to three months ended June 30, 2022.

Income Tax Expense
For the three months ended June 30, 2023, we recognized income tax expense of $6.0 million, compared to $4.8 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023, was 21.5%, compared to 18.4% for the three months ended June 30, 2022. The increase was due to increased state tax driven by higher state income during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022
Net Interest Income and Net Interest Margin

Net interest income for the six months ended June 30, 2023, was $152.4 million, an increase of $40.4 million, or 36.1%, compared to the six months ended June 30, 2022. Increases in interest rates and average interest-earning assets drove increases of $84.3 million and $44.0 million, respectively, in total interest income. The increase in total interest income was partially offset by a $88.0 million increase in interest expense; $82.9 million of the increase was driven by increases in interest rates.
Purchase accounting accretion on acquired loans was $2.1 million for the six months ended June 30, 2023, with remaining purchase accounting net loan discounts totaling $139,000 at June 30, 2023. Net purchase accounting accretion income on deposits and subordinated indebtedness totaled $126,000 for the six months ended June 30, 2023, bringing the impact from purchase accounting treatment on total net interest income to $2.2 million for the six months ended June 30, 2023.
During the six months ended June 30, 2023, increases in interest rates contributed $69.5 million to the total increase in interest income earned on total LHFI, while interest rates increased our total deposit interest expense and FHLB and advances and other borrowings interest expense by $72.5 million and $10.0 million, respectively, during the same period.
Interest income earned on LHFI during the six months ended June 30, 2023, increased in all loan categories when compared to the six months ended June 30, 2022. Interest income earned on real estate loans and commercial and industrial loans contributed $66.3 million and $47.0 million, respectively, of the $114.9 million total increase in interest income earned on LHFI when compared to the six months ended June 30, 2022. Increases in average balances and interest rates drove $33.8 million and $32.6 million of the total increase in interest income earned on real estate loans, while increases in interest rates drove $33.3 million of the $47.0 million increase in interest income earned on commercial and industrial loans for the comparable periods.
During March 2023, we made a strategic decision to borrow and hold approximately $700.0 million in excess cash for contingency liquidity, which we held for the majority of the six months ended June 30, 2023 . As of June 30, 2023, the Company repaid the excess contingency liquidity. This excess liquidity was held at a weighted-average rate of 5.12% and added $262.2 million in average interest-bearing assets for the six months ended June 30, 2023, which negatively impacted the net interest margin by eleven basis points.
The fully tax-equivalent net interest margin was 3.29% for the six months ended June 30, 2023, a 25 basis point increase from the six months ended June 30, 2022. The yield earned on interest-earning assets for the six months ended June 30, 2023, was 5.41%, a 208 basis point increase from 3.33% for the six months ended June 30, 2022. This increase was partially offset by a 255 basis point increase in interest rates paid on total interest-bearing liabilities. The net increase in purchase accounting accretion income due to the BTH merger increased the fully tax-equivalent NIM by four basis points during the six months ended June 30, 2023.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,374,762	$64,407	5.47%	$1,773,784	$36,074	4.10%
Construction/land/land development	973,465	31,815	6.59	576,672	12,496	4.37
Residential real estate	1,567,533	37,960	4.88	937,005	19,266	4.15
Commercial and industrial	2,064,791	76,843	7.50	1,411,946	29,807	4.26
Mortgage warehouse lines of credit	305,280	9,424	6.23	434,381	8,441	3.92
Consumer	25,411	969	7.69	16,219	475	5.91
LHFI	7,311,242	221,418	6.11	5,150,007	106,559	4.17
Loans held for sale	24,312	520	4.31	35,208	610	3.50
Loans receivable	7,335,554	221,938	6.10	5,185,215	107,169	4.17
Investment securities-taxable	1,383,541	16,464	2.40	1,509,813	12,229	1.63
Investment securities-non-taxable	229,196	2,693	2.37	256,038	2,893	2.28
Non-marketable equity securities held in other financial institutions	75,138	1,820	4.89	48,144	824	3.45
Interest-bearing deposits in banks	389,161	9,540	4.94	510,635	956	0.38
Total interest-earning assets	9,412,590	252,455	5.41	7,509,845	124,071	3.33
Noninterest-earning assets(2)	575,513			484,860
Total assets	$9,988,103			$7,994,705

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,694,936	$62,632	2.69%	$3,870,760	$4,636	0.24%
Time deposits	1,178,892	18,455	3.16	519,097	1,319	0.51
Total interest-bearing deposits	5,873,828	81,087	2.78	4,389,857	5,955	0.27
FHLB advances & other borrowings	532,224	13,831	5.24	341,716	2,486	1.47
Subordinated indebtedness	200,980	5,099	5.12	157,486	3,624	4.64
Total interest-bearing liabilities	6,607,032	100,017	3.05	4,889,059	12,065	0.50
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,265,378			2,253,607
Other liabilities(2)	129,202			157,278
Total liabilities	9,001,612			7,299,944
Stockholders’ Equity	986,491			694,761
Total liabilities and stockholders’ equity	$9,988,103			$7,994,705
Net interest spread			2.36%			2.83%
Net interest income and margin		$152,438	3.27		$112,006	3.01
Net interest income and margin - (tax equivalent)(3)		$153,762	3.29		$113,384	3.04
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $2.2 million and $39.8 million for the six months ended June 30, 2023 and 2022, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023. For more information on the GNMA repurchase option, see Note 6 — Mortgage Banking in the notes to our consolidated financial statements.
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

	Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$12,222	$16,111	$28,333
Construction/land/land development	8,598	10,721	19,319
Residential real estate	12,965	5,729	18,694
Commercial and industrial	13,782	33,254	47,036
Mortgage warehouse lines of credit	(2,509)	3,492	983
Consumer	269	225	494
Loans held for sale	(189)	99	(90)
Loans receivable	45,138	69,631	114,769
Investment securities-taxable	(1,023)	5,258	4,235
Investment securities-non-taxable	(303)	103	(200)
Non-marketable equity securities held in other financial institutions	462	534	996
Interest-bearing deposits in banks	(227)	8,811	8,584
Total interest-earning assets	44,047	84,337	128,384
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	987	57,009	57,996
Time deposits	1,676	15,460	17,136
FHLB advances & other borrowings	1,386	9,959	11,345
Subordinated indebtedness	1,001	474	1,475
Total interest-bearing liabilities	5,050	82,902	87,952
Net interest income	$38,997	$1,435	$40,432

Provision for Credit Losses
We recorded a provision for credit loss expense of $10.5 million for the six months ended June 30, 2023, a $7.4 million increase from $3.1 million for the six months ended June 30, 2022. The increase was primarily due to a $2.09 billion increase in total LHFI from June 30, 2022, $1.25 billion of the increase was due to the merger with BTH on August 1, 2022. Net charge-offs were $3.2 million during the six months ended June 30, 2023, compared to $3.3 million during the six months ended June 30, 2022, while the ALCL to nonperforming LHFI was 280.74% at June 30, 2023, compared to 448.16% at June 30, 2022, primarily driven by increases of $31.2 million and $19.5 million increase in our ALCL and nonperforming LHFI, compared to June 30, 2022. The increase in ALCL was mainly due to loan growth, with $20.4 million of the increase recorded as of the date of the BTH merger. As explained more fully in Provision for Credit Losses under the quarterly Results of Operations above, the increase in nonperforming loans was driven by increases of $8.9 million and $7.6 million in nonperforming residential real estate and commercial and industrial loans.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
Noninterest income:	2023	2022	$ Change	% Change
Insurance commission and fee income	$13,196	$12,149	$1,047	8.6%
Service charges and fees	9,293	8,272	1,021	12.3
Mortgage banking revenue	3,183	6,450	(3,267)	(50.7)
Other fee income	1,912	1,236	676	54.7
Swap fee income	715	140	575	N/M
Gain on sales of securities, net	144	—	144	N/M
Limited partnership investment income (loss)	297	(81)	378	N/M
Loss on sales and disposals of other assets, net	(48)	(279)	231	82.8
Other income	3,328	2,235	1,093	48.9
Total noninterest income	$32,020	$30,122	$1,898	6.3
____________________________
N/M = Not meaningful.
Noninterest income for the six months ended June 30, 2023, increased by $1.9 million, or 6.3%, to $32.0 million, compared to $30.1 million for the six months ended June 30, 2022. The majority of our noninterest income items increased during the six months ended June 30, 2023, with the exception of mortgage banking revenue, which decreased $3.3 million, compared to the six months ended June 30, 2022.
Insurance commission and fee income. The $1.0 million increase in insurance commission and fee income was mainly due to increases of $702,000 and $515,000 in contingency income and agency billed commission income, respectively. New commercial accounts combined with lower catastrophic events during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, drove the increase in contingency income. The increase in agency billed income was primarily due to several new commercial accounts.
Service charges and fees. The $1.0 million increase in service charges and fees was primarily due to the BTH merger, which contributed $895,000 to the total increase.
Mortgage banking revenue. The $3.3 million decrease in mortgage banking revenue compared to the six months ended June 30, 2022, was primarily due to a $3.3 million decrease in gain on sale of loans sold including MSR origination. The decrease was primarily due to a 34.7% reduction in origination volume, a 48.2% reduction in sales volume and a 25.3% reduction in sales margin experienced during the six months ended June 30, 2023.
Other noninterest income. The other noninterest income increased $1.1 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. $615,000 of the increase was primarily due to decreases recorded in the fair value of our debt securities carried at fair value during the six months ended June 30, 2022. Also contributing to the increase was a $471,000 increase due to a gain realized from repurchasing, at a discount, $5.0 million of our subordinated promissory notes from the FDIC through its failed bank operation process during the six months ended June 30, 2023.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
Noninterest expense:	2023	2022	$ Change	% Change
Salaries and employee benefits	$68,264	$53,798	$14,466	26.9%
Occupancy and equipment, net	13,081	8,941	4,140	46.3
Data processing	5,753	4,899	854	17.4
Intangible asset amortization	5,105	1,062	4,043	N/M
Office and operations	5,019	3,722	1,297	34.8
Professional services	3,082	1,480	1,602	108.2
Loan-related expenses	2,721	2,822	(101)	(3.6)
Advertising and marketing	2,925	1,730	1,195	69.1
Electronic banking	2,225	1,813	412	22.7
Franchise tax expense	1,872	1,608	264	16.4
Regulatory assessments	2,683	1,428	1,255	87.9
Communications	791	533	258	48.4
Merger-related expense	—	1,378	(1,378)	(100.0)
Other expenses	2,126	1,710	416	24.3
Total noninterest expense	$115,647	$86,924	$28,723	33.0
____________________________
N/M = Not meaningful.

Noninterest expense for the six months ended June 30, 2023, increased by $28.7 million, or 33.0%, to $115.6 million, compared to $86.9 million for the six months ended June 30, 2022. The majority of our noninterest expense categories increased during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, with the exception of merger-related expense and loan-related expenses, primarily due to the BTH merger.
Salaries and employee benefits. The $14.5 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees to 1,017 at June 30, 2023, from 841 at June 30, 2022, and reflected a $10.6 million increase in salary alone. Incentive compensation also increased $2.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
•The BTH merger contributed 94 of the new full-time positions and $5.8 million to the increase in salaries and employee benefits expenses, $1.3 million of which was incentive compensation.
•The remaining increase in full-time equivalent employees was primarily due to new positions added since June 30, 2022, among which were: 15 new positions added to lending operations; nine new positions added to the mortgage group; and nine new positions added to the insurance company.
•Additionally, the impact of the cost of living increases made in August 2022 and annual cost of living adjustments and raises made on March 1, 2023, increased the comparative change in salaries and employee benefits between the two periods.
Occupancy and equipment, net. The $4.1 million increase was primarily due to the BTH merger that closed on August 1, 2022, which contributed $2.2 million to the total increase. Additionally, the increase was due to the addition of two new banking locations and one mortgage production office being added during the intervening period.
Intangible asset amortization expense. The $4.0 million increase was primarily due to the core deposit intangible established in conjunction with the BTH merger, which contributed $4.1 million to the total increase.
Office and operations. The increase was mainly due to the increases in business development costs and credit card reward expenses. In addition, the BTH merger also contributed $379,000 to the total increase.

Professional services. The increase was mainly due to increases of $514,000, $307,000, $287,000 and $229,000 in consulting expense, professional services, external audit fees and swap execution costs, respectively. In addition, there was a $483,000 recovery of legal fee related to nonperforming loans during the six months ended June 30, 2022, while no such recovery occurred during the six months ended June 30, 2023.
Advertising and marketing. The increase was mainly due to new projects and campaigns launched during the six months ended June 30, 2023.
Regulatory assessment. The increase was due to an 192 basis point increase in the FDIC’s Uniform Assessment rate during the six months ended June 30, 2023.
Merger-related expense. The $1.4 million merger-related expenses were associated with the BTH merger that was closed on August 1, 2022, while no comparable expense occurred during the six months ended June 30, 2023.
Income Tax Expense
For the six months ended June 30, 2023, we recognized income tax expense of $12.2 million, compared to $10.1 million for the six months ended June 30, 2022. Our effective tax rate was 21.0% for the six months ended June 30, 2023, compared to 19.4% for the six months ended June 30, 2022. The effective tax rate was higher for the six months ended June 30, 2023, compared to the rate for the six months ended June 30, 2022, primarily due to higher state income tax due to higher state income during the six months ended June 30, 2023.
Comparison of Financial Condition at June 30, 2023, and December 31, 2022
General
Total assets increased by $479.1 million, or 4.9%, to $10.17 billion at June 30, 2023, from $9.69 billion at December 31, 2022. The increase in total assets is primarily due to increases of $532.7 million and $107.0 million in our loans held for investment (“LHFI”) and cash and cash equivalent balances, respectively. LHFI and cash and cash equivalent balances were $7.62 billion and $466.0 million, respectively, at June 30, 2023, compared to $7.09 billion and $359.0 million, respectively, at December 31, 2022. These increases were partially offset by a decrease of $105.8 million in available for sale securities, to $1.54 billion at June 30, 2023, from $1.64 billion at December 31, 2022.
Total deposits increased $714.3 million, or 9.2%, to $8.49 billion at June 30, 2023, from $7.78 billion at December 31, 2022.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At June 30, 2023, 78.3% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi, compared to 78.8% at December 31, 2022.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2023		December 31, 2022		2023 vs. 2022
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$2,428,164	31.9%	$2,304,678	32.6%	$123,486	5.4%
Construction/land/land development	1,022,239	13.4	945,625	13.3	76,614	8.1
Residential real estate	1,633,658	21.4	1,477,538	20.8	156,120	10.6
Total real estate	5,084,061	66.7	4,727,841	66.7	356,220	7.5
Commercial and industrial	1,977,028	25.9	2,051,161	28.9	(74,133)	(3.6)
Mortgage warehouse lines of credit	537,627	7.1	284,867	4.0	252,760	88.7
Consumer	23,973	0.3	26,153	0.4	(2,180)	(8.3)
Total LHFI	$7,622,689	100.0%	$7,090,022	100.0%	$532,667	7.5

At June 30, 2023, total LHFI were $7.62 billion, an increase of $532.7 million, or 7.5%, compared to $7.09 billion at December 31, 2022. The increase was primarily driven by loan growth of $356.2 million and $252.8 million in real estate loans and mortgage warehouse lines of credit, respectively. Total LHFI at June 30, 2023, excluding mortgage warehouse lines of credit, was $7.09 billion, reflecting an increase of $279.9 million, or 4.1%, compared to December 31, 2022. Our lending focus continues to be on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2023. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	June 30, 2023
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$299,894	$1,561,334	$548,825	$18,111	$2,428,164
Construction/land/land development	298,718	531,897	149,161	42,463	1,022,239
Residential real estate	72,150	698,263	163,260	699,985	1,633,658
Total real estate	670,762	2,791,494	861,246	760,559	5,084,061
Commercial and industrial	746,379	1,132,147	98,364	138	1,977,028
Mortgage warehouse lines of credit	537,627	—	—	—	537,627
Consumer	10,477	12,540	504	452	23,973
Total LHFI	$1,965,245	$3,936,181	$960,114	$761,149	$7,622,689

Amounts with fixed rates	$423,763	$2,235,490	$600,921	$114,874	$3,375,048
Amounts with variable rates	1,541,482	1,700,691	359,193	646,275	4,247,641
Total	$1,965,245	$3,936,181	$960,114	$761,149	$7,622,689
Nonperforming Assets
Nonperforming assets consist of nonperforming loans and property acquired through foreclosures or repossession, as well as bank-owned property not currently in use and listed for sale.
Loans are placed on nonaccrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions, and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower’s ability to meet the contractual obligations of the loan. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on the contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the ALCL.

Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had been previously delinquent two times 60 days. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $41.1 million of unpaid principal balance PCD loans at June 30, 2023, and $48.1 million of unpaid principal balance PCD loans at December 31, 2022.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	June 30, 2023	December 31, 2022
Commercial real estate	$3,510	$526
Construction/land/land development	183	270
Residential real estate	16,345	7,712
Commercial and industrial	13,480	1,383
Consumer	91	49
Total nonperforming LHFI	33,609	9,940
Nonperforming loans held for sale	—	3,933
Total nonperforming loans	33,609	13,873
Other real estate owned:
Residential real estate	908	806
Total repossessed assets owned	908	806
Total nonperforming assets	$34,517	$14,679
Loan modifications made to borrowers experiencing financial difficulty - nonaccrual(1)	$205	$4,389
Loan modifications made to borrowers experiencing financial difficulty - accruing(1)	19,541	3,248
Total LHFI	7,622,689	7,090,022
Ratio of nonperforming LHFI to total LHFI	0.44%	0.14%
Ratio of nonperforming assets to total assets	0.34	0.15
______________________
(1)December 31, 2022, amounts were previously disclosed as troubled debt restructured (“TDR”) loans under Accounting Standards Codification 310-40. Accounting Standards Update 2022-02 eliminated the TDR guidance effective for public business entities on January 1, 2023.
At June 30, 2023, total nonperforming LHFI increased by $23.7 million from December 31, 2022. The increase in nonperforming LHFI was driven by increases of $12.1 million and $8.6 million in nonperforming commercial and industrial loans and residential real estate loans. A reclassification of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the current quarter contributed a $7.1 million increase in nonperforming residential real estate loans. The residential real estate loans carry government guarantees of $5.9 million at June 30, 2023, and considering the guaranty, as well as the value, of the underlying collateral resulted in an immaterial impact to the ALCL. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2023, is included in Note 4 — Loans to our condensed consolidated financial statements contained in Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at June 30, 2023. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
The amount of the ALCL is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of the ALCL, it would materially and adversely affect our earnings.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An ALCL is determined using the same methodology as other individually evaluated loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the ALCL are recorded through the provision for credit losses.
The ALCL to nonperforming LHFI decreased to 280.7% at June 30, 2023, compared to 876.87% at December 31, 2022, primarily driven by an increase of $23.7 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, offset by an increase of $7.2 million in the ALCL during the six months ended June 30, 2023, primarily due to loan growth during the same period of time.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
ALCL	2023	2022	2022
Balance at beginning of period	$87,161	$64,586	$64,586
ALCL - BTH merger	—	—	5,527
Provision for loan credit losses(1)	10,422	1,844	21,613
Charge-offs:
Commercial real estate	42	166	166
Residential real estate	27	75	91
Commercial and industrial	4,883	4,325	8,459
Consumer	92	28	43
Total charge-offs	5,044	4,594	8,759
Recoveries:
Commercial real estate	85	2	40
Construction/land/land development	—	—	211
Residential real estate	10	92	102
Commercial and industrial	1,712	1,180	3,825
Consumer	7	13	16
Total recoveries	1,814	1,287	4,194
Net charge-offs	3,230	3,307	4,565
Balance at end of period	$94,353	$63,123	$87,161
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	280.74%	448.16%	876.87%
LHFI	1.24	1.14	1.23
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	30.99	179.34	21.12
ALCL	6.90	10.56	5.24
Average LHFI	0.09	0.13	0.08
______________________
(1)Includes $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans from the BTH merger during the year ended December 31, 2022.

Securities
Our securities portfolio totaled $1.55 billion at June 30, 2023, representing a decrease of $106.1 million, or 6.4%, from $1.66 billion at December 31, 2022. Securities of $38.7 million, primarily municipal securities, were sold during the six months ended June 30, 2023, and we realized a net gain of $144,000 on the sale. The remainder of the decrease was primarily due to maturities and calls, as well as normal principal paydowns during the six months ended June 30, 2023.
Our available for sale portfolio totaled $1.54 billion at June 30, 2023, and represented 98.9% of our total security portfolio and is comprised of 40.9% mortgage-backed, 23.1% municipal, 15.2% treasury/agency, 11.5% collateralized mortgage obligations and 9.5% corporate/asset-backed securities. Our available for sale portfolio totaled $1.64 billion at December 31, 2022, and represented 98.9% of our total security portfolio and is comprised of 40.5% mortgage-backed, 23.7% municipal, 15.1% treasury/agency, 11.3% collateralized mortgage obligations and 9.4% corporate/asset-backed securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.13 years at June 30, 2023, compared to 4.24 years at December 31, 2022. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our condensed consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased at June 30, 2023, compared to December 31, 2022, primarily due to increases in brokered time deposits and money market deposits, which increased by $672.5 million and $226.2 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $358.8 million compared to December 31, 2022. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,123,699	25.0%	$2,482,475	32.0%	$(358,776)	(14.5)%
Money market	2,668,772	31.4	2,442,559	31.4	226,213	9.3
Interest-bearing demand	1,773,844	20.9	1,737,158	22.3	36,686	2.1
Time deposits	949,975	11.2	781,880	10.0	168,095	21.5
Brokered time deposits	677,909	8.0	5,407	0.1	672,502	N/M
Savings	295,844	3.5	326,223	4.2	(30,379)	(9.3)
Total deposits	$8,490,043	100.0%	$7,775,702	100.0%	$714,341	9.2
__________________ N/M = Not meaningful.
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,816,621	$21,799	2.42%	$1,486,416	$1,694	0.23%
Money market	2,578,728	39,705	3.10	2,119,254	2,859	0.27
Time deposits	869,471	11,007	2.55	519,097	1,319	0.51
Brokered time deposits	309,421	7,448	4.85	—	—	—
Savings	299,587	1,128	0.76	265,090	83	0.06
Total interest-bearing	5,873,828	81,087	2.78	4,389,857	5,955	0.27
Noninterest-bearing demand	2,265,378	—	—	2,253,607	—	—
Total average deposits	$8,139,206	$81,087	2.01	$6,643,464	$5,955	0.18
Our average deposit balance was $8.14 billion for the six months ended June 30, 2023, an increase of $1.50 billion, or 22.5%, from $6.64 billion for the six months ended June 30, 2022. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2023, was 2.78%, compared to 0.27% for the six months ended June 30, 2022.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 17, 2022, when the Federal Reserve Board started a series of eleven Federal Funds target range rate increases cumulating in a 525 basis point increase to the current target range of 5.25% to 5.50%. There may be further Federal Funds target range rate increases during the remainder of 2023. Our current deposit rates have not yet completely absorbed all of the market interest rate increases that have occurred during the six months ended June 30, 2023.
Average noninterest-bearing deposits at June 30, 2023, were $2.27 billion, compared to $2.25 billion at June 30, 2022, an increase of $11.8 million, or 0.5%, and represented 27.8% and 33.9% of average total deposits for the six months ended June 30, 2023 and 2022, respectively.
The following table reflects the estimated total amount of uninsured and uncollateralized deposits for the periods indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Total deposits	$8,490,043	$7,775,702
Estimated insured deposits:
FDIC insured	(3,402,826)	(3,331,724)
FDIC insured reciprocal	(770,823)	(245,621)
FDIC insured brokered time deposits and CDARS	(677,909)	(5,407)
Total estimated FDIC insured deposits	(4,851,558)	(3,582,752)
Estimated FDIC uninsured deposits	3,638,485	4,192,950
Collateralized public funds	(799,351)	(762,366)
Estimated uninsured/uncollateralized deposits	$2,839,134	$3,430,584
Percentage of estimated uninsured/uncollateralized deposits to total deposits	33.4%	44.1%

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Short-term FHLB advances	$330,000	$550,000
Long-term FHLB advances	6,608	6,740
GNMA repurchase liability	—	24,569
Overnight repurchase agreements with depositors	6,253	27,921
Holding company line of credit	—	30,000
Total FHLB advances and other borrowings	$342,861	$639,230
Subordinated indebtedness, net	$196,746	$201,765

Average short-term FHLB advances for the six months ended June 30, 2023, were $509.5 million compared to $196.5 million for the year ended December 31, 2022. During March 2023, we made a strategic decision to borrow and hold approximately $700.0 million in excess cash for contingency liquidity for majority of the remainder of the six months ended June 30, 2023. As of June 30, 2023, the Company repaid the excess contingency liquidity. This excess liquidity was held at a weighted-average rate of 5.12% and added $262.2 million in average interest-bearing assets for the six months ended June 30, 2023, which negatively impacted the net interest margin by eleven basis points.
At June 30, 2023, we were eligible to borrow an additional $2.18 billion from the FHLB.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Available cash balances at the holding company (unconsolidated)	$53,141	$99,810
Cash and liquid securities as a percentage of total assets	11.1%	12.1%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2023, or December 31, 2022. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at June 30, 2023, we had the ability to borrow $1.67 billion from the discount window at the Federal Reserve Bank of Dallas (“FRB”), with $1.43 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at June 30, 2023, or December 31, 2022. We also have a line of credit through the FRB’s BTFP, with approximately $393.4 million of investment securities eligible to be pledged at June 30, 2023.
Our primary and secondary sources of liquidity totaled $4.68 billion at June 30, 2023, compared to $4.34 billion at December 31, 2022. Primary sources of liquidity, which were 78.9% and 77.7% of our total primary and secondary sources of liquidity at June 30, 2023, and December 31, 2022, respectively, can typically be obtained with 24 hours, while secondary liquidity sources can usually be obtained within seven days.
Our loan to deposit ratio was 89.8% at June 30, 2023, compared to 91.2% at December 31, 2022.
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

Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2023	$949,943
Net income	46,062
Other comprehensive income, net of tax	6,996
Dividends declared - common stock ($0.30 per share)	(9,373)
Stock compensation, net	4,231
Balance at June 30, 2023	$997,859
Please see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in “Item 1. Business - Regulation and Supervision” included in our 2022 Form 10-K, filed with the SEC. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2023, and December 31, 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	June 30, 2023		December 31, 2022
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$967,014	11.01%	$906,859	10.93%
Tier 1 capital (to risk-weighted assets)	982,783	11.19	922,584	11.12
Total capital (to risk-weighted assets)	1,238,698	14.11	1,180,665	14.23
Tier 1 capital (to average total consolidated assets)	982,783	9.65	922,584	9.66

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,021,140	11.66%	$952,579	11.50%
Tier 1 capital (to risk-weighted assets)	1,021,140	11.66	952,579	11.50
Total capital (to risk-weighted assets)	1,186,413	13.54	1,109,257	13.39
Tier 1 capital (to average total consolidated assets)	1,021,140	10.05	952,579	9.94
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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated. At June 30, 2023, we aggressively stressed the deposit beta assumptions for the 100 basis points shocks.

	June 30, 2023
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	10.8%	(6.6)%
+300	8.0	(5.9)
+200	5.3	(3.7)
+100	(0.9)	(4.0)
Base
-100	(0.1)	1.7
-200	0.7	3.2
-300	0.9	3.2
-400	(2.9)	0.6
We have found that, historically, interest rates on deposits do not change completely in tandem with the changes in the discount and federal funds rates. Overall, interest rates on deposits typically experience lower rate increases than a cumulative full-cycle rising-rate environment exhibits. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets versus interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. The Federal Funds target rate range had increased 525 basis points since the Federal Reserve Board’s first rate increase in 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits.
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
Market Risk
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. The Company discontinued the use of LIBOR for new contracts after December 31, 2021, with limited exceptions as permitted by regulatory guidance and internal policy.
Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. Further, the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the SOFR for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. In addition, where fallback language allows the Bank to select a benchmark rate, the statutory framework grants the authority to select the Board-selected benchmark replacement as the benchmark replacement, including the safe harbor provisions that, among other things, generally provide that such selection or use will not discharge or excuse performance under, give any person the right to unilaterally terminate or suspend performance under, or constitute a breach, of the contract.
Effective July 1, 2023, all remaining LIBOR instruments were transitioned in accordance with the statutory framework established by the Federal Reserve with no material financial impact to the Company. In general, the Company converted the index rate of variable rate loans based on 1-Month LIBOR to an index rate equal to 1-Month Term SOFR as of June 30, 2023. In addition, the Company converted the index rates of variable rate loans based on 3-Month LIBOR and 12-Month LIBOR to index rates equal to 3-Month Term SOFR and 12-Month Term SOFR, respectively, as of June 30, 2023, plus the incremental differences between the corresponding LIBOR and Term SOFR index rates on June 30, 2023. Likewise, all LIBOR-based indexes in the Bank’s swap agreements were converted to appropriate SOFR-based indexes. While we have not had any material issues to-date, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition, and could result in damage to our reputation and loss of customers. Please see “Item 1A Risk Factors – Risks Related to Our Business” included in the Company’s 2022 Form 10-K filed with the SEC for further discussion regarding risks relating to the transition away from the use of LIBOR in variable rate contracts.
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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 11 — Commitments and Contingencies - Loss Contingencies in the Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K, and as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2022 Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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
There were no stock repurchases during the quarter ended June 30, 2023.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	August 2, 2023	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 2, 2023	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer