Form 10-Q
period 2023-09-30
Origin Bancorp, Inc.
filed 2023-11-07
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,906,716 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 31, 2023.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2023

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
•adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
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
•changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting the Company’s loans;

•natural disasters and adverse weather events (including hurricanes), acts of terrorism, an outbreak of hostilities, (including the impacts related to or resulting from Russia’s military action in Ukraine, and the ongoing conflict in Israel and the surrounding region, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments), regional or national protests and civil unrest (including any resulting branch closures or property damage), widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;
•system failures, cybersecurity threats and/or security breaches and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
•    the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit; and
•our ability to manage the risks involved in the foregoing.
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and due from banks	$141,705	$150,180
Interest-bearing deposits in banks	163,573	208,792
Total cash and cash equivalents	305,278	358,972
Securities:
Available for sale	1,290,839	1,641,484
Held to maturity, net allowance for credit losses of $890 and $899 at September 30, 2023, and December 31, 2022, respectively (fair value of $11,005 and $11,970 at September 30, 2023, and December 31, 2022, respectively)	10,790	11,275
Securities carried at fair value through income	6,772	6,368
Total securities	1,308,401	1,659,127
Non-marketable equity securities held in other financial institutions	63,842	67,378
Loans held for sale ($14,944 and $25,389 at fair value at September 30, 2023, and December 31, 2022, respectively)	14,944	49,957
Loans, net of allowance for credit losses of $95,177 and $87,161 at September 30, 2023, and December 31, 2022, respectively	7,472,886	7,002,861
Premises and equipment, net	111,700	100,201
Mortgage servicing rights	19,189	20,824
Cash surrender value of bank-owned life insurance	39,688	39,040
Goodwill	128,679	128,679
Other intangible assets, net	42,460	49,829
Accrued interest receivable and other assets	226,236	209,199
Total assets	$9,733,303	$9,686,067
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$2,008,671	$2,482,475
Interest-bearing deposits	4,728,263	4,505,940
Time deposits	1,637,554	787,287
Total deposits	8,374,488	7,775,702
Federal Home Loan Bank (“FHLB”) advances, repurchase obligations and other borrowings	12,213	639,230
Subordinated indebtedness, net	196,825	201,765
Accrued expenses and other liabilities	150,832	119,427
Total liabilities	8,734,358	8,736,124
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,906,716 and 30,746,600 shares issued at September 30, 2023, and December 31, 2022, respectively)	154,534	153,733
Additional paid‑in capital	525,434	520,669
Retained earnings	491,706	435,416
Accumulated other comprehensive loss	(172,729)	(159,875)
Total stockholders’ equity	998,945	949,943
Total liabilities and stockholders’ equity	$9,733,303	$9,686,067
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$121,204	$79,803	$343,142	$186,972
Investment securities-taxable	8,194	7,801	24,658	20,030
Investment securities-nontaxable	1,281	2,151	3,974	5,044
Interest and dividend income on assets held in other financial institutions	4,772	1,482	16,132	3,262
Total interest and dividend income	135,451	91,237	387,906	215,308
Interest expense
Interest-bearing deposits	55,599	7,734	136,686	13,689
FHLB advances and other borrowings	3,207	2,717	17,038	5,203
Subordinated indebtedness	2,515	2,263	7,614	5,887
Total interest expense	61,321	12,714	161,338	24,779
Net interest income	74,130	78,523	226,568	190,529
Provision for credit losses	3,515	16,942	14,018	20,067
Net interest income after provision for credit losses	70,615	61,581	212,550	170,462
Noninterest income
Insurance commission and fee income	6,443	5,666	19,639	17,815
Service charges and fees	4,621	4,734	13,914	13,006
Mortgage banking revenue (loss)	892	(929)	4,075	5,521
Other fee income	944	1,162	2,856	2,398
Swap fee income	366	25	1,081	165
(Loss) gain on sales of securities, net	(7,173)	1,664	(7,029)	1,664
Limited partnership investment (loss) income	(425)	112	(128)	31
Gain (loss) on sales and disposals of other assets, net	45	70	(3)	(209)
Other income	12,406	1,219	15,734	3,454
Total noninterest income	18,119	13,723	50,139	43,845
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Noninterest expense
Salaries and employee benefits	$34,624	$31,834	$102,888	$85,632
Occupancy and equipment, net	6,790	5,399	19,871	14,340
Data processing	2,775	2,689	8,528	7,588
Intangible asset amortization	2,264	1,872	7,369	2,934
Office and operations	2,868	2,121	7,887	5,843
Professional services	1,409	1,188	4,491	2,668
Loan-related expenses	1,220	1,599	3,941	4,421
Advertising and marketing	1,371	1,196	4,296	2,926
Electronic banking	1,384	1,087	3,609	2,900
Franchise tax expense	520	957	2,392	2,565
Regulatory assessments	1,913	877	4,596	2,305
Communications	390	279	1,181	812
Merger-related expense	—	3,614	—	4,992
Other expenses	1,135	1,529	3,261	3,239
Total noninterest expense	58,663	56,241	174,310	143,165
Income before income tax expense	30,071	19,063	88,379	71,142
Income tax expense	5,758	2,820	18,004	12,905
Net income	$24,313	$16,243	$70,375	$58,237
Basic earnings per common share	$0.79	$0.57	$2.29	$2.31
Diluted earnings per common share	0.79	0.57	2.28	2.30
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$24,313	$16,243	$70,375	$58,237
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	(32,357)	(73,757)	(23,355)	(228,605)
Reclassification adjustment for net (gain) loss included in net income	7,173	(1,664)	7,029	(1,664)
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	(25,184)	(75,421)	(16,326)	(230,269)
Net gain realized as a yield adjustment in interest on transferred investment securities	(3)	(3)	(8)	(9)
Change in the net unrealized gain (loss) on investment securities, before tax	(25,187)	(75,424)	(16,334)	(230,278)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	(5,289)	(15,839)	(3,430)	(48,359)
Change in the net unrealized gain (loss) on investment securities, net of tax	(19,898)	(59,585)	(12,904)	(181,919)
Cash flow hedges:
Net unrealized gain arising during the period	167	438	1,078	1,167
Reclassification adjustment for net (gain) loss included in net income	(106)	19	(1,014)	(45)
Change in the net unrealized gain on cash flow hedges, before tax	61	419	64	1,212
Income tax expense related to net unrealized gain on cash flow hedges	13	88	14	255
Change in net unrealized net gain on cash flow hedges, net of tax	48	331	50	957
Other comprehensive income (loss), net of tax	(19,850)	(59,254)	(12,854)	(180,962)
Comprehensive income (loss)	$4,463	$(43,011)	$57,521	$(122,725)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	20,683	—	20,683
Other comprehensive loss, net of tax	—	—	—	—	(71,619)	(71,619)
Stock based compensation expense	—	—	737	—	—	737
Exercise of stock options, net of shares withheld	2,246	11	(62)	—	—	(51)
Dividends declared - common stock ($0.13 per share)	—	—	—	(3,096)	—	(3,096)
Balance at March 31, 2022	23,748,748	118,744	242,789	381,222	(65,890)	676,865
Net income	—	—	—	21,311	—	21,311
Other comprehensive loss, net of tax	—	—	—	—	(50,089)	(50,089)
Stock based compensation expense	—	—	841	—	—	841
Stock based compensation shares vested and distributed, net of shares withheld	12,840	64	(64)	—	—	—
Exercise of stock options, net of shares withheld	20,000	100	65	—	—	165
Shares issued under employee stock purchase program	26,089	130	737	—	—	867
Dividends declared - common stock ($0.15 per share)	—	—	—	(3,587)	—	(3,587)
Balance at June 30, 2022	23,807,677	119,038	244,368	398,946	(115,979)	646,373
Net income	—	—	—	16,243	—	16,243
Other comprehensive loss, net of tax	—	—	—	—	(59,254)	(59,254)
Stock based compensation expense	—	—	970	—	—	970
Stock based compensation shares vested and distributed, net of shares withheld	23,260	116	(116)	—	—	—
Exercise of stock options, net of shares withheld	35,887	180	785	—	—	965
Options assumed - BTH Merger	—	—	13,687	—	—	13,687
Stock issuance - BTH Merger	6,794,910	33,975	258,682	—	—	292,657
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,617)	—	(4,617)
Balance at September 30, 2022	30,661,734	$153,309	$518,376	$410,572	$(175,233)	$907,024

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	24,302	—	24,302
Other comprehensive income, net of tax	—	—	—	—	21,394	21,394
Stock based compensation expense	—	—	1,391	—	—	1,391
Stock based compensation shares vested and distributed, net of shares withheld	9,750	49	(138)	—	—	(89)
Exercise of stock options, net of shares withheld	24,503	122	202	—	—	324
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,678)	—	(4,678)
Balance at March 31, 2023	30,780,853	153,904	522,124	455,040	(138,481)	992,587
Net income	—	—	—	21,760	—	21,760
Other comprehensive loss, net of tax	—	—	—	—	(14,398)	(14,398)
Stock based compensation expense	—	—	1,160	—	—	1,160
Stock based compensation shares vested and distributed, net of shares withheld	23,647	118	(118)	—	—	—
Exercise of stock options, net of shares withheld	15,492	78	249	—	—	327
Shares issued under employee stock purchase program	46,213	231	887	—	—	1,118
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,695)	—	(4,695)
Balance at June 30, 2023	30,866,205	154,331	524,302	472,105	(152,879)	997,859
Net income	—	—	—	24,313	—	24,313
Other comprehensive loss, net of tax	—	—	—	—	(19,850)	(19,850)
Stock based compensation expense	—	—	1,335	—	—	1,335
Stock based compensation shares vested and distributed, net of shares withheld	27,388	137	(354)	—	—	(217)
Exercise of stock options, net of shares withheld	13,123	66	151	—	—	217
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,712)	—	(4,712)
Balance at September 30, 2023	30,906,716	$154,534	$525,434	$491,706	$(172,729)	$998,945

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2023	2022
Net income	$70,375	$58,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,018	20,067
Depreciation and amortization	13,333	7,809
Net amortization on securities	5,309	7,079
Accretion of net premium/discount on purchased loans	(2,067)	(1,187)
Amortization of investments in tax credit funds	1,368	951
Loss (gain) on sale of securities, net	7,029	(1,664)
Deferred income tax expense	14,499	11,356
Stock-based compensation expense	3,886	2,548
Originations of mortgage loans held for sale	(148,866)	(224,093)
Proceeds from mortgage loans held for sale	127,574	222,638
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(3,036)	(6,403)
Mortgage servicing rights valuation adjustment	485	(2,409)
Net loss on disposals of premises and equipment and sale of other real estate owned	2	3
Increase in the cash surrender value of life insurance	(648)	(533)
Gain on equity securities without a readily determinable fair value	(10,097)	—
Net losses on sales and write-downs of other real estate owned	1	206
Net change in operating leases	(793)	24
Increase in other assets	(8,718)	(7,535)
Increase in other liabilities	16,821	6,717
Net cash provided by operating activities	100,475	93,811
Cash flows from investing activities:
Cash acquired in business combination	—	69,953
Purchases of securities available for sale	(751)	(557,151)
Maturities and pay downs of securities available for sale	107,679	118,189
Proceeds from sales and calls of securities available for sale	214,302	484,421
Purchase of securities held to maturity	—	(7,000)
Maturities, pay downs and calls of securities held to maturity	486	17,750
Pay downs of securities carried at fair value	285	275
Net redemption (purchases) of non-marketable equity securities held in other financial institutions	15,025	(2,664)
Originations of mortgage warehouse loans	(5,048,595)	(7,638,507)
Proceeds from pay-offs of mortgage warehouse loans	5,047,169	7,846,760
Net increase in loans, excluding mortgage warehouse and loans held for sale	(449,804)	(609,608)
Return of capital and other distributions from limited partnership investments	1,591	6,657
Capital calls on limited partnership investments	(2,156)	(97)
Purchase of low-income housing tax credit investments	(538)	—
Purchases of premises and equipment	(17,514)	(5,636)
Proceeds from sales of premises and equipment	49	—
Net cash used in investing activities	(132,772)	(276,658)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from financing activities:	2023	2022
Net increase (decrease) in deposits	$598,786	$(359,825)
Repayments on long-term FHLB advances	(199)	(193)
Proceeds from short-term FHLB advances	5,890,000	5,960,000
Repayments on short-term FHLB advances	(6,440,000)	(5,810,000)
Repurchase of subordinated debentures, net	(4,729)	—
Net decrease in other short-term borrowings	(30,000)	—
Net decrease in securities sold under agreements to repurchase	(22,250)	(2,151)
Dividends paid	(13,912)	(11,263)
Cash received from exercise of stock options	907	1,131
Net cash used in financing activities	(21,397)	(222,301)
Net decrease in cash and cash equivalents	(53,694)	(405,148)
Cash and cash equivalents at beginning of period	358,972	705,618
Cash and cash equivalents at end of period	$305,278	$300,470

Interest paid	$151,130	$21,123
Income taxes paid	483	1,204
Significant non-cash transactions:
Real estate acquired in settlement of loans	3,243	665
Decrease in GNMA repurchase obligation	(24,569)	(17,134)
Recognition of operating right-of-use assets	16,225	14,009
Recognition of operating lease liabilities	16,187	14,213
Total assets acquired in BTH merger	—	1,840,340
Total liabilities assumed in BTH merger	—	1,635,196
Common stock issued in BTH merger as consideration	—	292,657
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
Because the relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective immediately. Implementation of this ASU did not materially impact the Company's financial statements or disclosures.

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

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net income	$24,313	$16,243	$70,375	$58,237
Denominator:
Weighted average common shares outstanding	30,856,649	28,298,984	30,797,399	25,263,681
Dilutive effect of stock-based awards	87,211	182,635	105,823	103,126
Weighted average diluted common shares outstanding	30,943,860	28,481,619	30,903,222	25,366,807

Basic earnings per common share	$0.79	$0.57	$2.29	$2.31
Diluted earnings per common share	0.79	0.57	2.28	2.30

There were 613,010 and 459,434 shares of anti-dilutive stock-based awards excluded from calculation of earnings per share for the three and nine months ended September 30, 2023, respectively, primarily due to the stock price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 12,486 and 13,412 shares of anti-dilutive stock-based awards excluded from the earnings per share calculation for the three and nine months ended September 30, 2022, respectively, primarily due to the stock price of the awards exceeding the average market price of the Company’s stock during the period.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$382,677	$148	$(66,474)	$316,351	$—	$316,351
Corporate bonds	84,221	—	(9,931)	74,290	—	74,290
U.S. government and agency securities	111,812	3	(9,024)	102,791	—	102,791
Commercial mortgage-backed securities	104,745	—	(14,725)	90,020	—	90,020
Residential mortgage-backed securities	588,373	—	(87,625)	500,748	—	500,748
Commercial collateralized mortgage obligations	39,672	—	(5,723)	33,949	—	33,949
Residential collateralized mortgage obligations	154,301	—	(25,868)	128,433	—	128,433
Asset-backed securities	44,855	1	(599)	44,257	—	44,257
Total	$1,510,656	$152	$(219,969)	$1,290,839	$—	$1,290,839
Held to maturity:
State and municipal securities	$11,680	$—	$(675)	$11,005	$(890)	$10,790
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,772	$—	$6,772

December 31, 2022
Available for sale:
State and municipal securities	$447,086	$996	$(58,605)	$389,477	$—	$389,477
Corporate bonds	89,449	—	(7,191)	82,258	—	82,258
U.S. government and agency securities	264,755	4	(16,339)	248,420	—	248,420
Commercial mortgage-backed securities	105,536	—	(13,593)	91,943	—	91,943
Residential mortgage-backed securities	649,765	—	(77,462)	572,303	—	572,303
Commercial collateralized mortgage obligations	44,330	—	(5,517)	38,813	—	38,813
Residential collateralized mortgage obligations	170,136	—	(23,766)	146,370	—	146,370
Asset-backed securities	73,918	—	(2,018)	71,900	—	71,900
Total	$1,844,975	$1,000	$(204,491)	$1,641,484	$—	$1,641,484
Held to maturity:
State and municipal securities	$12,174	$278	$(482)	$11,970	$(899)	$11,275
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,368	$—	$6,368
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at September 30, 2023, and December 31, 2022, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$8,335	$(493)	$281,606	$(65,981)	$289,941	$(66,474)
Corporate bonds	5,624	(376)	67,667	(9,555)	73,291	(9,931)
U.S. government and agency securities	—	—	102,465	(9,024)	102,465	(9,024)
Commercial mortgage-backed securities	—	—	90,020	(14,725)	90,020	(14,725)
Residential mortgage-backed securities	59	(8)	500,689	(87,617)	500,748	(87,625)
Commercial collateralized mortgage obligations	—	—	33,949	(5,723)	33,949	(5,723)
Residential collateralized mortgage obligations	—	—	128,433	(25,868)	128,433	(25,868)
Asset-backed securities	5,222	(34)	36,626	(565)	41,848	(599)
Total	$19,240	$(911)	$1,241,455	$(219,058)	$1,260,695	$(219,969)
Held to maturity:
State and municipal securities	$5,105	$(62)	$5,900	$(613)	$11,005	$(675)

December 31, 2022
Available for sale:
State and municipal securities	$171,079	$(14,947)	$175,011	$(43,658)	$346,090	$(58,605)
Corporate bonds	69,618	(5,581)	11,640	(1,610)	81,258	(7,191)
U.S. government and agency securities	152,471	(7,373)	95,576	(8,966)	248,047	(16,339)
Commercial mortgage-backed securities	37,083	(3,416)	54,860	(10,177)	91,943	(13,593)
Residential mortgage-backed securities	231,848	(20,465)	340,455	(56,997)	572,303	(77,462)
Commercial collateralized mortgage obligations	21,999	(2,516)	16,814	(3,001)	38,813	(5,517)
Residential collateralized mortgage obligations	48,749	(3,928)	97,621	(19,838)	146,370	(23,766)
Asset-backed securities	62,047	(1,528)	9,853	(490)	71,900	(2,018)
Total	$794,894	$(59,754)	$801,830	$(144,737)	$1,596,724	$(204,491)
Held to maturity:
State and municipal securities	$6,518	$(482)	$—	$—	$6,518	$(482)
At September 30, 2023, the Company had 647 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2023
Balance at January 1, 2023	$899
Credit loss expense	(9)
Balance at September 30, 2023	$890
Balance at January 1, 2022	$167
Credit loss expense	725
Balance at September 30, 2022	$892
Accrued interest of $6.4 million and $8.2 million was not included in the calculation of the allowance or the amortized cost basis of the debt securities at September 30, 2023 or 2022, respectively. There were no past due held-to-maturity securities or held-to-maturity securities in nonaccrual status at September 30, 2023, or December 31, 2022.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Proceeds from sales/calls	$214,302	$484,421
Gross realized gains	596	3,766
Gross realized losses	(7,625)	(2,102)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2023, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$64,008	$63,004
Due after one year through five years	—	—	96,426	87,840
Due after five years through ten years	5,167	5,105	197,466	169,927
Due after ten years	6,513	5,900	220,810	172,661
Commercial mortgage-backed securities	—	—	104,745	90,020
Residential mortgage-backed securities	—	—	588,373	500,748
Commercial collateralized mortgage obligations	—	—	39,672	33,949
Residential collateralized mortgage obligations	—	—	154,301	128,433
Asset-backed securities	—	—	44,855	44,257
Total	$11,680	$11,005	$1,510,656	$1,290,839
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Carrying value of securities pledged to secure public deposits	$412,829	$769,691
Carrying value of securities pledged to repurchase agreements	5,530	6,797

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Loans held for sale	$14,944	$49,957
LHFI:
Loans secured by real estate:
Owner occupied commercial real estate	$932,109	$843,006
Non-owner occupied commercial real estate	1,503,782	1,461,672
Total commercial real estate	2,435,891	2,304,678
Construction/land/land development	1,076,756	945,625
Residential real estate	1,688,169	1,477,538
Total real estate	5,200,816	4,727,841
Commercial and industrial	2,058,073	2,051,161
Mortgage warehouse lines of credit	286,293	284,867
Consumer	22,881	26,153
Total LHFI(1)	7,568,063	7,090,022
Less: Allowance for loan credit losses (“ALCL”)	95,177	87,161
LHFI, net	$7,472,886	$7,002,861
____________________________
(1)Includes unamortized purchase accounting adjustment and net deferred loan fees of $11.5 million and $14.2 million at September 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, and December 31, 2022, the remaining purchase accounting net loan discount was $179,000 and $2.2 million, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BT Holdings, Inc., (“BTH”), the Company held approximately $36.8 million and $48.1 million of unpaid principal balance PCD loans at September 30, 2023, and December 31, 2022, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2022 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2023, and gross charge-offs for the nine months ended September 30, 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$269,854	$888,014	$485,198	$257,683	$223,348	$209,716	$76,329	$2,410,142
Special mention	—	—	—	—	—	7,996	—	7,996
Classified	745	1,916	3,239	1,595	587	9,671	—	17,753
Total commercial real estate loans	$270,599	$889,930	$488,437	$259,278	$223,935	$227,383	$76,329	$2,435,891
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Construction/land/land development:
Pass	$203,868	$492,097	$235,360	$30,838	$17,281	$25,621	$35,821	$1,040,886
Special mention	—	10,718	20,932	—	—	—	—	31,650
Classified	1	180	54	245	667	754	2,319	4,220
Total construction/land/land development loans	$203,869	$502,995	$256,346	$31,083	$17,948	$26,375	$38,140	$1,076,756
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$279,903	$517,755	$305,358	$242,179	$99,778	$149,748	$83,182	$1,677,903
Special mention	250	—	—	145	—	309	—	704
Classified	342	1,988	1,471	420	1,378	3,853	110	9,562
Total residential real estate loans	$280,495	$519,743	$306,829	$242,744	$101,156	$153,910	$83,292	$1,688,169
Current period year-to-date gross charge-offs	$—	$—	$—	$5	$—	$22	$—	$27

Commercial and industrial:
Pass	$252,933	$328,833	$183,124	$40,747	$61,655	$53,379	$1,091,475	$2,012,146
Special mention	524	9,918	—	96	—	—	3,026	13,564
Classified	2,492	1,488	8,724	313	1,005	430	17,911	32,363
Total commercial and industrial loans	$255,949	$340,239	$191,848	$41,156	$62,660	$53,809	$1,112,412	$2,058,073
Current period year-to-date gross charge-offs	$111	$263	$40	$141	$—	$411	$7,104	$8,070

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$286,293	$286,293
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$8,423	$4,473	$1,659	$510	$522	$58	$7,113	$22,758
Classified	20	72	27	—	3	—	1	123
Total consumer loans	$8,443	$4,545	$1,686	$510	$525	$58	$7,114	$22,881
Current period year-to-date gross charge-offs	$—	$90	$7	$—	$—	$—	$10	$107

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

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$885,244	$502,287	$283,368	$230,040	$168,079	$131,411	$69,952	$2,270,381
Special mention	—	—	—	—	8,174	1,359	1,558	11,091
Classified	930	1,795	1,551	4,014	2,965	11,901	50	23,206
Total commercial real estate loans	$886,174	$504,082	$284,919	$234,054	$179,218	$144,671	$71,560	$2,304,678
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166

Construction/land/land development:
Pass	$445,943	$320,951	$58,880	$27,381	$27,753	$5,253	$48,436	$934,597
Special mention	6,217	—	—	—	—	—	—	6,217
Classified	180	100	286	38	160	1,708	2,339	4,811
Total construction/land/land development loans	$452,340	$321,051	$59,166	$27,419	$27,913	$6,961	$50,775	$945,625
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$535,739	$308,070	$261,293	$107,530	$48,652	$123,052	$80,375	$1,464,711
Special mention	—	—	390	—	—	—	—	390
Classified	2,227	2,764	90	1,494	1,064	4,653	145	12,437
Total residential real estate loans	$537,966	$310,834	$261,773	$109,024	$49,716	$127,705	$80,520	$1,477,538
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$91	$—	$91

Commercial and industrial:
Pass	$454,813	$239,411	$82,168	$75,043	$40,534	$29,745	$1,083,221	$2,004,935
Special mention	8,683	2,563	—	—	187	—	1,620	13,053
Classified	3,641	11,455	188	1,978	1,224	3	14,684	33,173
Total commercial and industrial loans	$467,137	$253,429	$82,356	$77,021	$41,945	$29,748	$1,099,525	$2,051,161
Current period year-to-date gross charge-offs	$28	$726	$48	$869	$337	$1,103	$5,348	$8,459

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$282,298	$282,298
Special mention	—	—	—	—	—	—	2,042	2,042
Classified	—	—	—	—	—	—	527	527
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$284,867	$284,867
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$9,730	$3,822	$1,210	$784	$135	$15	$10,408	$26,104
Classified	22	19	—	6	—	—	2	49
Total consumer loans	$9,752	$3,841	$1,210	$790	$135	$15	$10,410	$26,153
Current period year-to-date gross charge-offs	$3	$27	$7	$2	$1	$1	$2	$43
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	September 30, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$—	$136	$136	$2,435,755	$2,435,891	$—
Construction/land/land development	1,085	23	55	1,163	1,075,593	1,076,756	—
Residential real estate	261	3,076	4,425	7,762	1,680,407	1,688,169	—
Total real estate	1,346	3,099	4,616	9,061	5,191,755	5,200,816	—
Commercial and industrial	918	6,746	3,509	11,173	2,046,900	2,058,073	—
Mortgage warehouse lines of credit	—	—	—	—	286,293	286,293	—
Consumer	88	10	15	113	22,768	22,881	—
Total LHFI	$2,352	$9,855	$8,140	$20,347	$7,547,716	$7,568,063	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$31	$—	$104	$135	$2,304,543	$2,304,678	$—
Construction/land/land development	854	—	17	871	944,754	945,625	—
Residential real estate	1,814	891	450	3,155	1,474,383	1,477,538	—
Total real estate	2,699	891	571	4,161	4,723,680	4,727,841	—
Commercial and industrial	3,878	1,972	544	6,394	2,044,767	2,051,161	—
Mortgage warehouse lines of credit	—	—	—	—	284,867	284,867	—
Consumer	350	16	11	377	25,776	26,153	—
Total LHFI	$6,927	$2,879	$1,126	$10,932	$7,079,090	$7,090,022	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $33.0 million and $21.9 million was not included in the book value for the purposes of calculating the allowance at September 30, 2023 and 2022, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$20,839	$8,729	$9,018	$54,173	$817	$777	$94,353
Charge-offs	—	—	—	3,187	—	15	3,202
Recoveries	28	3	3	477	—	5	516
Provision(1)	(1,758)	613	1,048	3,990	(359)	(24)	3,510
Ending balance	$19,109	$9,345	$10,069	$55,453	$458	$743	$95,177
Average balance	$2,428,969	$1,044,180	$1,663,291	$2,024,675	$376,275	$23,704	$7,561,094
Net charge-offs to loan average balance (annualized)	—%	—%	—%	0.53%	—%	0.17%	0.14%

__________________________
(1)The $3.5 million provision for credit losses on the consolidated statements of income includes a $3.5 million provision for loan credit losses, a $50,000 provision for off-balance sheet commitments and $45,000 net benefit provision for held to maturity securities credit losses for the three months ended September 30, 2023.

	Three Months Ended September 30, 2022

	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,112	$4,707	$5,851	$35,477	$459	$517	$63,123
Allowance for loan credit losses - BTH merger(1)	1	—	—	5,525	—	1	5,527
Charge-offs	—	—	—	1,618	—	10	1,628
Recoveries	17	200	6	325	—	2	550
Provision(2)	1,901	2,159	1,898	9,349	97	383	15,787
Ending balance	$18,031	$7,066	$7,755	$49,058	$556	$893	$83,359
Average balance	$2,046,411	$760,682	$1,249,746	$1,816,912	$491,584	$24,137	$6,389,472
Net charge-offs to loan average balance (annualized)	—%	(0.10)%	—%	0.28%	—%	0.13%	0.07%

____________________________

(1)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.
(2)The $16.9 million provision for credit losses on the consolidated statements of income includes a $15.8 million provision for loan losses, a $1.2 million provision for off-balance sheet commitments and no provision for held to maturity securities credit losses for the three months ended September 30, 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Charge-offs	42	—	27	8,070	—	107	8,246
Recoveries	113	3	13	2,189	—	12	2,330
Provision(1)	(734)	1,566	1,853	11,186	79	(18)	13,932
Ending balance	$19,109	$9,345	$10,069	$55,453	$458	$743	$95,177
Average balance	$2,393,028	$997,296	$1,599,803	$2,051,272	$329,205	$24,836	$7,395,440
Net charge-offs to loan average balance (annualized)	—%	—%	—%	0.38%	—%	0.51%	0.11%

_________________________

(1)The $14.0 million provision for credit losses on the consolidated statement of income includes a $13.9 million provision for loan losses, a $95,000 provision for off-balance sheet commitments and a $9,000 net benefit provision for held to maturity securities credit losses for the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Allowance for loan credit losses - BTH merger(1)	1	—	—	5,525	—	1	5,527
Charge-offs	166	—	75	5,943	—	38	6,222
Recoveries	19	200	98	1,505	—	15	1,837
Provision(2)	4,752	2,855	1,616	7,825	216	367	17,631
Ending balance	$18,031	$7,066	$7,755	$49,058	$556	$893	$83,359
Average balance	$1,865,658	$638,683	$1,042,397	$1,548,419	$453,658	$18,887	$5,567,702
Net charge-offs to loan average balance (annualized)	0.01%	(0.04)%	—%	0.38%	—%	0.16%	0.11%

_________________________

(1)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.
(2)The $20.1 million provision for credit losses on the consolidated statements of income includes a $17.6 million provision for loan losses, a $1.7 million provision for off-balance sheet commitments and a $725,000 provision for held to maturity securities credit losses for the nine months ended September 30, 2022.

The decrease in provision expense during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the provision expense increase associated with the BTH merger which occurred on August 1, 2022, offset by an increase in loan provision primarily due to loan growth during the intervening period, as well as an increase in the provision for individually evaluated loan balances at September 30, 2023, compared to September 30, 2022.
The Company’s credit quality profile in relation to the ALCL drove an increase of $7.3 million in the collectively evaluated portion of the reserve at September 30, 2023, when compared to September 30, 2022, primarily due to qualitative factor changes across the Company’s risk pools. The individually evaluated portion of the reserve increased $4.5 million at September 30, 2023, when compared to September 30, 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	September 30, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$752	$—	$3,799	$—	$—	$—	$4,551
Equipment	—	—	—	152	—	—	152
Other	—	—	—	529	—	—	529
Total	$752	$—	$3,799	$681	$—	$—	$5,232
ALCL Allocation	$—	$—	$—	$—	$—	$—	$—

	December 31, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$273	$97	$6,731	$—	$—	$—	$7,101
Accounts Receivable	—	—	—	831	—	—	831
Equipment	—	—	—	285	—	—	285
Total	$273	$97	$6,731	$1,116	$—	$—	$8,217
ALCL Allocation	$—	$—	$—	$738	$—	$—	$738
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial real estate	$900	$435	$942	$526
Construction/land/land development	—	59	235	270
Residential real estate	5,363	7,023	13,236	7,712
Total real estate	6,263	7,517	14,413	8,508
Commercial and industrial	4,592	527	17,072	1,383
Consumer	—	—	123	49
Total nonaccrual loans	$10,855	$8,044	$31,608	$9,940
All interest formerly accrued but not received for loans placed on nonaccrual status is reversed from interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At September 30, 2023, and December 31, 2022, the Company had $682,000 and zero funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2023 and 2022, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $884,000 and $799,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the nine months ended September 30, 2023 and 2022.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company transferred $7.1 million of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the three months ended June 30, 2023. As a result, the company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at September 30, 2023, compared to $3.9 million at December 31, 2022.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the dates indicated.

	Three Months Ended September 30, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$7,507	0.31%	$—	—%	$427	0.02%
Construction/land/land development	3,807	0.35	—	—	—	—
Residential real estate	745	0.04	—	—	—	—
Total real estate	12,059	0.23	—	—	427	0.01
Commercial and industrial	13,935	0.68	923	0.04	53	—
Total	$25,994	0.34	$923	0.01	$480	0.01

	Nine Months Ended September 30, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$7,853	0.32%	$—	—%	$427	0.02%
Construction/land/land development	3,808	0.35	—	—	—	—
Residential real estate	2,477	0.15	—	—	—	—
Total real estate	14,138	0.27	—	—	427	0.01
Commercial and industrial	15,562	0.76	1,091	0.05	53	—
Total	$29,700	0.39	$1,091	0.01	$480	0.01

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty during three and nine months ended September 30, 2023, respectively.

Three Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 10.1 months to the life of the modified loans	Delayed payment of weighted average 6 months
Construction/land/land development	N/A	Added a weighted average 8.6 months to the life of the modified loans	N/A
Residential real estate	N/A	Added a weighted average 18.4 months to the life of the modified loans	N/A
Commercial and industrial	Reduced weighted average contractual interest rate from 10.1% to 9.5%	Added a weighted average 6.7 months to the life of the modified loans	Delayed payment of weighted average 6 months

Nine Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 12.1 months to the life of the modified loans	Delayed payment of weighted average 6 months
Construction/land/land development	N/A	Added a weighted average 13.1 months to the life of the modified loans	N/A
Residential real estate	N/A	Added a weighted average 9.3 months to the life of the modified loans	N/A
Commercial and industrial	Reduced weighted average contractual interest rate from 9.9% to 9.0%	Added a weighted average 9.0 months to the life of the modified loans	Delayed payment of weighted average 6 months
The following table depicts the performance of loans that have been modified during the nine months ended September 30, 2023.

	Payment Status (Amortized Cost Basis)
	September 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$8,280	$—	$—
Construction/land/land development	3,808	—	—
Residential real estate	2,195	282	—
Total real estate	14,283	282	—
Commercial and industrial	16,705	—	—
Total LHFI	$30,988	$282	$—
There were no loans to borrowers experiencing financial difficulty that defaulted during the nine months ended September 30, 2023, that were modified within the last nine months. A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the ALCL is assessed on the basis of an individual evaluation of each loan. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2023, and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2023 or 2022.

	September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$264,912	$51,439	$316,351
Corporate bonds	—	73,290	1,000	74,290
U.S. treasury securities	78,963	—	—	78,963
U.S. government agency securities	—	23,828	—	23,828
Commercial mortgage-backed securities	—	90,020	—	90,020
Residential mortgage-backed securities	—	500,748	—	500,748
Commercial collateralized mortgage obligations	—	33,949	—	33,949
Residential collateralized mortgage obligations	—	128,433	—	128,433
Asset-backed securities	—	44,257	—	44,257
Securities available for sale	78,963	1,159,437	52,439	1,290,839
Securities carried at fair value through income	—	—	6,772	6,772
Loans held for sale	—	14,944	—	14,944
Mortgage servicing rights	—	—	19,189	19,189
Other assets - derivatives	—	29,493	—	29,493
Total recurring fair value measurements - assets	$78,963	$1,203,874	$78,400	$1,361,237

Other liabilities - derivatives	$—	$(28,035)	$—	$(28,035)
Total recurring fair value measurements - liabilities	$—	$(28,035)	$—	$(28,035)

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$334,708	$54,769	$389,477
Corporate bonds	—	81,258	1,000	82,258
U.S. treasury securities	110,645	—	—	110,645
U.S. government agency securities	—	137,775	—	137,775
Commercial mortgage-backed securities	—	91,943	—	91,943
Residential mortgage-backed securities	—	572,303	—	572,303
Commercial collateralized mortgage obligations	—	38,813	—	38,813
Residential collateralized mortgage obligations	—	146,370	—	146,370
Asset-backed securities	—	71,900	—	71,900
Securities available for sale	110,645	1,475,070	55,769	1,641,484
Securities carried at fair value through income	—	—	6,368	6,368
Loans held for sale	—	25,389	—	25,389
Mortgage servicing rights	—	—	20,824	20,824
Other assets - derivatives	—	26,733	—	26,733
Total recurring fair value measurements - assets	$110,645	$1,527,192	$82,961	$1,720,798

Other liabilities - derivatives	$—	$(25,275)	$—	$(25,275)
Total recurring fair value measurements - liabilities	$—	$(25,275)	$—	$(25,275)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023 and 2022, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(485)	—	—
Other noninterest income	—	—	689
Loss recognized in AOCI	—	(703)	—
Purchases, issuances, sales and settlements:
Originations	656	—	—
Sales	(1,806)	—	—
Settlements	—	(2,627)	(285)
Balance at September 30, 2023	$19,189	$52,439	$6,772
___________________________
(1)Total mortgage banking revenue includes changes in fair value due to market changes and run-off.

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2022	$16,220	$41,461	$7,497
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	2,409	—	—
Other noninterest income	—	—	(875)
Loss recognized in AOCI	—	(5,048)	—
Purchases, issuances, sales and settlements:
Originations	1,926	—	—
Purchases	—	25,112	—
Acquired in BTH merger	1,099	5,000	—
Settlements	—	(3,323)	(275)
Balance at September 30, 2022	$21,654	$63,202	$6,347
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
Mortgage Servicing Rights (“MSRs”)
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	September 30, 2023		December 31, 2022
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	7.31% - 7.89%	7.64%	7.65% - 9.20%	8.11%
Discount rates	10.25 - 12.75	10.31	9.50 - 22.07	12.55
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. At September 30, 2023, and December 31, 2022, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	September 30, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$14,944	$14,715	$229
Securities carried at fair value through income	6,772	6,815	(43)
Total	$21,716	$21,530	$186
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at September 30, 2023.

	December 31, 2022
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$25,389	$24,946	$443
Securities carried at fair value through income	6,368	7,100	(732)
Total	$31,757	$32,046	$(289)
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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2023	2022	2023	2022
Mortgage banking revenue (loans held for sale)	$(22)	$(309)	$(214)	$(741)
Other income:
Securities carried at fair value through income	666	(282)	689	(875)
Total fair value option impact on noninterest income (1)	$644	$(591)	$475	$(1,616)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 — Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both September 30, 2023, and December 31, 2022. The Company believes the fair value approximates an exit price.

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
Equity securities without readily determinable fair values totaled $63.8 million and $67.4 million at September 30, 2023, and December 31, 2022, respectively, and are shown on the face of the consolidated balance sheets. The majority of the Company’s equity investments qualify for the practical expedient allowed for equity securities without a readily determinable fair value, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. During the three months ended September 30, 2023, the Company observed a price change in multiple orderly transactions for identical equity securities and adjusted the Company’s basis upwards in one of the Company’s equity securities by $10.1 million.
Government National Mortgage Association Repurchase Asset
The Company had zero and $24.6 million Government National Mortgage Association (“GNMA”) repurchase assets included in loans held for sale on the consolidated balance sheets at September 30, 2023, and December 31, 2022, respectively. The assets were valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans.
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
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $15.9 million and $20.7 million at September 30, 2023, and December 31, 2022, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a non-recurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $3.9 million and $806,000 at September 30, 2023, and December 31, 2022, respectively. At September 30, 2023, and December 31, 2022, the Company had zero and $10,000, respectively, in principal amount of residential mortgage loans in the process of foreclosure.

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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2023		December 31, 2022
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$305,278	$305,278	$358,972	$358,972
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	63,842	63,842	67,378	67,378
GNMA repurchase asset	—	—	24,569	24,569
Accrued interest and loan fees receivable	41,231	41,231	38,136	38,136
Level 3 inputs:
Securities held to maturity	10,790	11,005	11,275	11,970
LHFI, net	7,472,886	7,094,772	7,002,861	6,835,770
Financial liabilities:
Level 2 inputs:
Deposits	8,374,488	8,358,211	7,775,702	7,753,966
FHLB advances and other borrowings	12,213	11,679	639,230	639,103
Subordinated indebtedness	196,825	187,369	201,765	181,624
Accrued interest payable	14,126	14,126	3,917	3,917

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2023	2022	2023	2022
Origination	$124	$207	$384	$641
Gain on sale of loans held for sale	757	636	2,380	4,477
Originations of MSRs	225	462	656	1,926
Servicing	915	1,446	2,840	4,306
Total gross mortgage revenue	2,021	2,751	6,260	11,350
MSR valuation adjustments, net (1)	(122)	(2,034)	(485)	2,409
Mortgage HFS and pipeline fair value adjustment	(110)	(410)	(27)	(971)
MSR hedge impact	(897)	(1,236)	(1,673)	(7,267)
Mortgage banking revenue	$892	$(929)	$4,075	$5,521
____________________________
(1)Based upon broker estimate, the Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the quarter ended September 30, 2022.
Management uses forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 8 — Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$19,086	$22,127	$20,824	$16,220
Servicing acquired in BTH merger	—	1,099	—	1,099
Addition of servicing rights	225	462	656	1,926
Settlement of sale of GNMA MSR	—	—	(1,806)	—
Valuation adjustment, net of amortization	(122)	(2,034)	(485)	2,409
Balance at end of period	$19,189	$21,654	$19,189	$21,654
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
At September 30, 2023, and December 31, 2022, the reserve for mortgage loan servicing putback expenses totaled $146,000 and $217,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $24.6 million at December 31, 2022, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company’s consolidated balance sheets. The final sale conditions of the GNMA MSR portfolio were met during the quarter ended March 31, 2023, and, accordingly, there were no GNMA repurchase program loans on the balance sheet at September 30, 2023.
Note 7 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Short-term FHLB advances	$—	$550,000
Long-term FHLB advances	6,541	6,740
GNMA repurchase liability	—	24,569
Overnight repurchase agreements with depositors	5,672	27,921
Correspondent short-term borrowings	—	30,000
Total FHLB advances and other borrowings	$12,213	$639,230
Subordinated indebtedness, net	$196,825	$201,765

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Debt Security	Issue Year	Interest Rate	Outstanding Amount
(Dollars in thousands)
Floating rate subordinated promissory notes due June 2025	2015	Prime +175 bps Min: 3.875% Max: 6.375%	$5,500
Floating rate subordinated promissory notes due December 2023	2016	Prime +125 bps Min: 3.875% Max: 6.375%	3,000
Floating rate subordinated promissory notes due December 2026	2016	Prime +175 bps Min: 3.875% Max: 6.375%	6,750
Floating rate subordinated promissory notes due December 2024	2017	Prime +125 bps Min: 3.875% Max: 6.375%	10,850
Floating rate subordinated promissory notes due December 2027	2017	Prime +175 bps Min: 3.875% Max: 6.375%	5,200
Floating rate subordinated promissory notes due December 2025	2018	Prime +50 bps Min: 3.875% Max: 6.125%	3,200
Floating rate subordinated promissory notes due December 2028	2018	Prime +75 bps Min: 3.875% Max: 6.125%	1,900
Fixed to floating rate subordinated promissory notes due June 2031	2021	Through 6/30/26: 4.00% After 6/30/26: Prime +75 bps Min: 3.875% Max: 6.125%	1,000
Remaining unamortized merger-related fair value adjustment at September 30, 2023			(38)
Total assumed subordinated notes			37,362
Legacy subordinated indebtedness			143,129
Total subordinated indebtedness, excluding junior subordinated debt			$180,491

The following table is a summary of the terms of the current junior subordinated debentures at September 30, 2023:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	8.37%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	7.47	16.00
BT Holdings Trust I	05/2007	09/2037	7,217	Variable (3)	7.30	N/A
Par amount			18,043
Unamortized original issue discount			(1,026)
Unamortized purchase accounting discount			(683)
Total junior subordinated debt at September 30, 2023			$16,334
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month average SOFR plus 3.30%, with the last reprice date on July 27, 2023.
(2)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.80%, plus 0.26161% SOFR spread adjustment, with the last reprice date on September 13, 2023.
(3)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.64%, plus 0.26161% SOFR spread adjustment, with the last reprice date on September 1, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 8 — Derivative Financial Instruments
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at September 30, 2023, and December 31, 2022, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the nine months ended September 30, 2023 and 2022. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate swaps included in other assets	$10,500	$10,500	$1,106	$1,043

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$366,934	$352,842	$27,991	$25,482
Interest rate swaps included in other liabilities	360,119	345,742	(27,517)	(25,175)
Risk participation agreements included in other assets	20,000	59,738	1	—
Forward commitments to purchase forward-settling mortgage-backed securities included in other liabilities	10,000	7,000	(153)	(100)
Forward commitments to purchase treasury notes in other liabilities	23,500	31,500	(365)	—
Forward commitments to sell residential mortgage loans included in other assets	4,500	8,500	53	7
Interest rate-lock commitments on residential mortgage loans included in other assets	14,154	9,544	342	201
	$799,207	$814,866	$352	$415
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
The weighted-average rates paid and received for interest rate swaps at September 30, 2023, and December 31, 2022, were as follows:

	Weighted-Average Interest Rate
	September 30, 2023		December 31, 2022
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.24%	8.25%	4.98%	5.72%
Non-hedging interest rate swaps - financial institution counterparties	4.77	7.87	3.72	5.75
Non-hedging interest rate swaps - customer counterparties	7.87	4.77	5.75	3.72
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2023	2022	2023	2022
Amount of loss recognized in mortgage banking revenue (1)	$(1,102)	$(1,317)	$(1,613)	$(3,537)
Amount of gain recognized in other non-interest income	82	210	167	652
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
At September 30, 2023, and December 31, 2022, the Company had cash collateral on deposit with swap counterparties totaling $4.0 million and $7.6 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. At September 30, 2023, the maximum number of shares of the Company’s common stock available for issuance under the 2012 Plan was 33,097 shares.
Additionally, the Company’s stockholders approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. At September 30, 2023, there was $312,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2023, ESPP purchase period. These costs are expected to be recognized over a period of 0.67 year.

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	$2.08	$1.52	$1.81	$1.38
Risk-free interest rate	4.94%	2.00%	3.52%	0.98%
Expected volatility	31.12	32.56	31.81	39.75
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ESPP shares purchased	—	—	46,213	26,089
Shares available for issuance under the ESPP	927,698	973,911	927,698	973,911

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
Share-based compensation cost charged to income for the three and nine months ended September 30, 2023 and 2022, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
RSA & RSU	$1,180	$753	$3,236	$2,030
PSU	41	134	336	283
ESPP	114	83	314	235
Total stock compensation expense	$1,335	$970	$3,886	$2,548
Related tax benefits recognized in net income	$280	$204	$816	$535
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table summarizes the Company’s award activity:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	27,391	$35.37	48,048	$35.27
Granted RSAs	16,788	28.61	12,840	37.39
Vested RSAs	(17,237)	34.33	(22,682)	35.73
Nonvested RSAs, September 30,	26,942	31.82	38,206	35.71

Nonvested RSUs, January 1,	270,390	$39.63	73,977	$40.64
Granted RSUs	113,674	35.70	87,795	43.09
Vested RSUs	(53,263)	41.94	(23,260)	40.40
Forfeited RSUs	(10,014)	43.44	(1,841)	43.48
Nonvested RSUs, September 30,	320,787	37.73	136,671	42.21

Nonvested PSUs, January 1,	157,367	$29.06	—	$—
Granted PSUs	43,591	30.69	27,632	40.85
Forfeited PSUs	(3,116)	30.69	—	—
Nonvested PSUs, September 30,	197,842	27.96	27,632	40.85
At September 30, 2023, there was $342,000, $10.6 million and $2.8 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.4, 3.8 and 2.1 years for RSA, RSU and PSU shares, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below summarizes the status of the Company’s stock options and changes during the nine months ended September 30, 2023 and 2022.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(55,897)	17.35	—	918
Expired	(11,081)	33.63	—	—
Outstanding and exercisable at September 30, 2023	437,459	30.90	3.88	917

Nine Months Ended September 30, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
BTH options converted to OBNK options	611,676	28.62	—	—
Exercised	(60,687)	19.67	—	1,373
Expired	(331)	37.01	—	—
Outstanding and exercisable at September 30, 2022	589,858	28.05	4.96	5,971
Note 10 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	(12,904)	50	(12,854)
Balance at September 30, 2023	$(173,604)	$875	$(172,729)

Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(181,919)	957	(180,962)
Balance at September 30, 2022	$(176,110)	$877	$(175,233)
Note 11 — Capital and Regulatory Matters
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 capital, Tier 1 capital, Tier 1 capital, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at September 30, 2023, and December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2023, and December 31, 2022, Origin’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Origin must maintain minimum total risk-based, common equity Tier 1 capital, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. Origin elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $3.2 million and $5.1 million at September 30, 2023, and December 31, 2022, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and the Bank at September 30, 2023, and December 31, 2022, are presented in the following table:

(Dollars in thousands) September 30, 2023	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$988,951	11.46%	$604,324	7.00%	N/A	N/A
Origin Bank	1,034,519	12.02	602,430	7.00	$559,399	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,004,742	11.64	733,823	8.50	N/A	N/A
Origin Bank	1,034,519	12.02	731,522	8.50	688,492	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,261,080	14.61	906,488	10.50	N/A	N/A
Origin Bank	1,201,282	13.96	903,647	10.50	860,616	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,004,742	10.00	402,029	4.00	N/A	N/A
Origin Bank	1,034,519	10.33	400,778	4.00	500,973	5.00
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	906,859	10.93	580,857	7.00	N/A	N/A
Origin Bank	952,579	11.50	579,775	7.00	538,363	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	922,584	11.12	705,327	8.50	N/A	N/A
Origin Bank	952,579	11.50	704,013	8.50	662,600	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,180,665	14.23	871,290	10.50	N/A	N/A
Origin Bank	1,109,257	13.39	869,661	10.50	828,249	10.00
Leverage Ratio
Origin Bancorp, Inc.	922,584	9.66	381,955	4.00	N/A	N/A
Origin Bank	952,579	9.94	383,359	4.00	479,198	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $141.4 million at September 30, 2023.
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
There have been no stock repurchases during the nine months ended September 30, 2023 or 2022.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) September 30, 2023
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$921,782	$961,365	$447,769	$101,953	$2,432,869
Standby letters of credit	102,449	6,958	32,957	—	142,364
Total off-balance sheet commitments	$1,024,231	$968,323	$480,726	$101,953	$2,575,233
December 31, 2022
Commitments to extend credit(1)	$1,093,744	$988,212	$553,069	$96,783	$2,731,808
Standby letters of credit	86,922	2,264	—	—	89,186
Total off-balance sheet commitments	$1,180,666	$990,476	$553,069	$96,783	$2,820,994
____________________________
(1)Includes $723.3 million and $594.6 million of unconditionally cancellable commitments at September 30, 2023, and December 31, 2022, respectively.
At September 30, 2023, the Company held 29 unfunded letters of credit from the FHLB totaling $584.1 million, with expiration dates ranging from October 2, 2023, to September 22, 2027. At December 31, 2022, the Company held 28 unfunded letters of credit from the FHLB totaling $277.4 million, with expiration dates ranging from January 14, 2023, to September 22, 2027.
The Company has a total contingent liability of $1.8 million as of September 30, 2023, for retention bonuses and guaranteed minimum incentives associated with the BTH merger. The retention bonuses for former BTH employees total $846,000, with $423,000, or 50%, due at December 31, 2023, and the remaining $423,000, or 50%, due at December 31, 2024. The guaranteed minimum incentives for former BTH employees total $950,000, with approximately 50% due at February 28, 2024, and the remaining 50% due at February 28, 2025. In all cases, continued employment through the payout date is required in order to receive the compensation.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
In conjunction with the December 31, 2021, acquisitions of the Lincoln Agency, LLC and Pulley-White Insurance Agency, Inc., the Company has a total estimated fair value contingent liability of $1.5 million as of September 30, 2023. The Company expects 30% of the estimated fair value contingent liability will be payable on or about December 31, 2023, with the remaining 70% payable on or about December 31, 2024, if Davison Insurance Agency, LLC, the acquirer and surviving wholly-owned subsidiary of the Company, meets certain revenue growth objectives over three years. The fair value and probability of payout of this liability is reassessed annually at the fiscal year end of the Company.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.7 million and $4.6 million at September 30, 2023, and December 31, 2022, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
From time to time, the Company is also party to various legal actions arising in the ordinary course of business. At this time, management does not expect that loss contingencies, if any, arising from any such proceedings, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 13 — Business Combinations
BT Holdings, Inc.
On August 1, 2022, the Company completed its merger with BT Holdings, Inc. (“BTH”), a Texas corporation and the registered bank holding company of BTH Bank, acquiring 100% of the voting equity interests of BTH. The Company issued 6,794,910 shares of its common stock, and all outstanding BTH common stock options were converted into options to purchase an aggregate of 611,676 shares of Origin common stock. Based on the closing price of the Company’s common stock on July 29, 2022, of $43.07 per share, the aggregate consideration to be paid to holders of BTH common stock in connection with the merger is valued at approximately $307.8 million. Goodwill of $94.5 million was recorded as a result of the transaction. The merger added new markets for expansion and brings complementary businesses together to drive synergies and growth, which are the factors that gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.
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
The Company has determined that the merger of the net assets of BTH constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. The Company has finalized its analysis of the loans acquired along with the other acquired assets and assumed liabilities related to the merger with BT Holdings, Inc.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following schedule is a breakdown of the assets acquired and liabilities assumed as of the merger date:

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
Loans acquired – Fair values for PCD loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates except when a fair value of collateral approach was applied. The discount rates used for PCD loans were based on current market rates and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses, as that has been included in the estimated cash flows. Non-PCD loans were grouped together according to similar characteristics and were treated in the aggregate when applying valuation techniques. See Note 4 — Loans in these condensed notes to the consolidated financial statements for more information related to loans acquired.

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
Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of the merger using the same methodology as other loans held for investment as discussed in Note 4 — Loans in these condensed notes to the consolidated financial statements. The following table provides a summary of loans purchased with credit deterioration at the merger transaction date with BTH:

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
The following table presents unaudited pro-forma information as if the merger with BTH had occurred on January 1, 2022. This pro-forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangible and related income tax effects and is based on our historical results for the periods presented. Transaction-related costs related to the merger are not reflected in the pro-forma amounts. The pro-forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired BTH at the beginning of fiscal year 2021. Cost savings are also not reflected in the unaudited pro-forma amounts.

(Dollars in thousands except share and per share data)	Pro-Forma for the Nine Months Ended September 30, 2022

Net interest income	$243,932
Noninterest income	49,425
Net income	76,286

Pro-forma earnings per share:
Basic	$2.50
Diluted	2.48

Weighted average shares outstanding	32,092,071

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
2023 Third Quarter Highlights
•Net income was $24.3 million for the quarter ended September 30, 2023, reflecting an increase of $8.1 million, or 49.7%, compared to September 30, 2022.
•Diluted earnings per share (“EPS”) were $0.79 for the quarter ended September 30, 2023, reflecting an increase of $0.22, or 38.6%, compared to September 30, 2022.
•During September 2023, we sold $181.9 million of available-for-sale investment securities at a loss of $7.2 million, and used the proceeds to pay down Federal Home Loan Bank (“FHLB”) advances, which negatively impacted our basic and diluted EPS by $0.18 for the quarter ended September 30, 2023.
•During September 2023, we recorded a $10.1 million positive valuation adjustment on one of our non-marketable equity securities, which positively impacted our basic and diluted EPS by $0.26 for the quarter ended September 30, 2023.
•Book value per common share was $32.32 at September 30, 2023, reflecting an increase of $1.42, or 4.6%, compared to December 31, 2022.

•LHFI, excluding mortgage warehouse lines of credit, to deposits was 87.0% at September 30, 2023, compared to 87.5% at December 31, 2022. Cash and liquid securities as a percentage of total assets was 11.6% at September 30, 2023, compared to 12.1% at December 31, 2022.
•At September 30, 2023, and December 31, 2022, Company level common equity Tier 1 capital to risk-weighted assets was 11.46%, and 10.93%, respectively, the Tier 1 leverage ratio was 10.00% and 9.66%, respectively, and the total capital ratio was 14.61% and 14.23%, respectively.
•Total deposits were $8.37 billion at September 30, 2023, reflecting an increase of $598.8 million, or 7.7%, compared to December 31, 2022.
Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022
Our net income increased $8.1 million, or 49.7%, to $24.3 million for the three months ended September 30, 2023, from $16.2 million for the three months ended September 30, 2022. On a diluted EPS basis, we reported $0.79 per share for the three months ended September 30, 2023, compared to $0.57 per share for the three months ended September 30, 2022.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended September 30, 2023, was $74.1 million, a decrease of $4.4 million, or 5.6%, compared to the three months ended September 30, 2022. The decrease was primarily due to increases of $32.2 million and $15.7 million in savings and interest-bearing transaction accounts and time deposits, respectively, partially offset by increases of $27.2 million and $13.1 million in real estate loans and commercial and industrial loans, respectively.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The Federal Funds target rate range has increased 525 basis points starting with the Federal Reserve Board’s first rate increase in 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits. Increases in interest rates contributed $27.2 million to the total increase in interest income earned on total LHFI during the three months ended September 30, 2023, while rising interest rates increased our total deposit interest expense by $45.7 million during the same period.
Interest income earned on LHFI during the three months ended September 30, 2023, increased in all loan categories, when compared to the three months ended September 30, 2022. Interest income earned on commercial and industrial loans and commercial real estate loans contributed $13.1 million and $11.2 million, respectively, of the $41.5 million total increase in interest income earned on LHFI when compared to the three months ended September 30, 2022. Increases in interest rates drove $10.1 million of the $13.1 million increase in interest income earned on commercial and industrial loans, while increases in interest rates drove $6.7 million of the $11.2 million increase in interest income earned on commercial real estate loans, for the comparable periods.
The net interest margin (“NIM”), fully tax-equivalent (“FTE”) was impacted by margin compression as rates on interest-bearing liabilities rose faster than yields on interest-earning assets during the current quarter and year-to-date. The NIM-FTE was 3.14% for the three months ended September 30, 2023, a fifty-four basis point decrease from the three months ended September 30, 2022. The yield earned on interest-earning assets for the three months ended September 30, 2023, was 5.69%, a 146 basis point increase from 4.23% for the three months ended September 30, 2022. The rate paid on total deposits for the quarter ended September 30, 2023, was 2.61%, a 220 basis point increase from 0.41% for the quarter ended September 30, 2022. The rate paid on FHLB advances and other borrowings also increased to 5.51%, reflecting a 351 basis point increase compared to the three months ended September 30, 2022. There was minimal impact to the fully tax-equivalent NIM as a result of purchase accounting amortization due to the BT Holdings, Inc. (“BTH”) merger for the three months ended September 30, 2023, compared to a seven basis points increase as a result of accretion income due to the BTH merger for the three months ended September 30, 2022.

During the quarter ended September 30, 2023, we made a strategic decision to sell available for sale investment securities with a current book value of $181.9 million, and realized a loss of $7.2 million, in order to use the proceeds of $174.7 million to pay down FHLB advances. Due to the timing of this transaction, it had no impact on the fully tax-equivalent NIM for the quarter ended September 30, 2023. While the associated loss resulted in an $0.18 negative impact to EPS for the quarter ended September 30, 2023, the difference between the relatively low yield on securities sold and the higher cost of FHLB advances was an attractive trade-off, with an estimated annualized positive forward impact to fully tax-equivalent NIM of 11 basis points, an estimated annualized forward diluted EPS benefit of approximately $0.11 and an estimated earn-back period of 1.7 years. The estimated metrics above use our annualized third quarter 2023 net income, less any non-operating items, and added the estimated annualized tax-effected net interest income using a weighted average tax-effected yield of 3.08% on the securities sold and an expected interest rate of 5.62% on the FHLB advances paid off.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,428,969	$35,090	5.73%	$2,046,411	$23,938	4.64%
Construction/land/land development	1,044,180	18,539	7.04	760,682	9,969	5.20
Residential real estate	1,663,291	21,195	5.06	1,249,746	13,742	4.36
Commercial and industrial	2,024,675	38,907	7.62	1,816,912	25,815	5.64
Mortgage warehouse lines of credit	376,275	6,838	7.21	491,584	5,614	4.53
Consumer	23,704	462	7.74	24,137	414	6.80
LHFI	7,561,094	121,031	6.35	6,389,472	79,492	4.94
Loans held for sale	11,829	173	5.81	29,927	311	4.12
Loans receivable	7,572,923	121,204	6.35	6,419,399	79,803	4.93
Investment securities-taxable	1,310,459	8,194	2.48	1,547,848	7,801	2.00
Investment securities-non-taxable	216,700	1,281	2.35	317,175	2,151	2.69
Non-marketable equity securities held in other financial institutions	58,421	952	6.47	73,819	390	2.10
Interest-bearing deposits in banks	279,383	3,820	5.42	206,781	1,092	2.09
Total interest-earning assets	9,437,886	135,451	5.69	8,565,022	91,237	4.23
Noninterest-earning assets(2)	597,678			637,399
Total assets	$10,035,564			$9,202,421

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,728,211	$39,042	3.28%	$4,157,092	$6,878	0.66%
Time deposits	1,626,935	16,557	4.04	669,900	856	0.51
Total interest-bearing deposits	6,355,146	55,599	3.47	4,826,992	7,734	0.64
FHLB advances & other borrowings	230,815	3,207	5.51	538,020	2,717	2.00
Subordinated indebtedness	196,792	2,515	5.07	186,803	2,263	4.81
Total interest-bearing liabilities	6,782,753	61,321	3.59	5,551,815	12,714	0.91
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,088,183			2,582,500
Other liabilities(2)	151,716			129,354
Total liabilities	9,022,652			8,263,669
Stockholders’ Equity	1,012,912			938,752
Total liabilities and stockholders’ equity	$10,035,564			$9,202,421
Net interest spread			2.10%			3.32%
Net interest income and margin		$74,130	3.12		$78,523	3.64
Net interest income and margin - (tax equivalent)(3)		$74,775	3.14		$79,399	3.68
___________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association (“GNMA”) repurchase average balance of $29.1 million for the three months ended September 30, 2022. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023, and accordingly the GNMA repurchase average balance was zero for the three months ended September 30, 2023. For more information on the GNMA repurchase option, see Note 6 — Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$4,475	$6,677	$11,152
Construction/land/land development	3,715	4,855	8,570
Residential real estate	4,547	2,906	7,453
Commercial and industrial	2,952	10,140	13,092
Mortgage warehouse lines of credit	(1,317)	2,541	1,224
Consumer	(7)	55	48
Loans held for sale	(188)	50	(138)
Loans receivable	14,177	27,224	41,401
Investment securities-taxable	(1,196)	1,589	393
Investment securities-non-taxable	(681)	(189)	(870)
Non-marketable equity securities held in other financial institutions	(81)	643	562
Interest-bearing deposits in banks	383	2,345	2,728
Total interest-earning assets	12,602	31,612	44,214
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	945	31,219	32,164
Time deposits	1,223	14,478	15,701
FHLB advances & other borrowings	(1,551)	2,041	490
Subordinated indebtedness	121	131	252
Total interest-bearing liabilities	738	47,869	48,607
Net interest income	$11,864	$(16,257)	$(4,393)
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

We recorded a provision expense of $3.5 million for the three months ended September 30, 2023, a decrease of $13.4 million from $16.9 million for the three months ended September 30, 2022. The decrease was primarily due the $14.9 million provision for loan credit losses on non-PCD (purchase credit deteriorated) loans associated with the BTH merger that occurred on August 1, 2022. Net charge-offs were $2.7 million for the three months ended September 30, 2023, compared to $1.1 million during the three months ended September 30, 2022. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 301.12% at September 30, 2023, compared to 594.11% at September 30, 2022, primarily driven by an increase of $17.6 million in our nonperforming LHFI compared to September 30, 2022. The increase in nonperforming loans for the comparative periods was driven by increases of $11.9 million and $5.6 million in nonperforming commercial and industrial loans and residential real estate loans, respectively. Net charge-offs to total average LHFI (annualized) increased to 0.14% for the three months ended September 30, 2023, from 0.07% for the three months ended September 30, 2022.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, mortgage banking revenue, insurance commission and fee income, and other fee income.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,
Noninterest income:	2023	2022	$ Change	% Change
Insurance commission and fee income	$6,443	$5,666	$777	13.7%
Service charges and fees	4,621	4,734	(113)	(2.4)
Mortgage banking revenue (loss)	892	(929)	1,821	196.0
Other fee income	944	1,162	(218)	(18.8)
Swap fee income	366	25	341	N/M
(Loss) gain on sales of securities, net	(7,173)	1,664	(8,837)	531.1
Limited partnership investment (loss) income	(425)	112	(537)	N/M
Gain on sales and disposals of other assets, net	45	70	(25)	(35.7)
Other income	12,406	1,219	11,187	N/M
Total noninterest income	$18,119	$13,723	$4,396	32.0

____________________________ N/M = Not meaningful.

Noninterest income for the three months ended September 30, 2023, increased by $4.4 million, or 32.0%, to $18.1 million, compared to $13.7 million for the three months ended September 30, 2022, primarily due to increases of $11.2 million and $1.8 million in other income and mortgage banking revenue (loss), respectively. The increases were partially offset by an $8.8 million decrease in (loss) gain on sales of securities, net.
Mortgage banking revenue. The $1.8 million increase in mortgage banking revenue during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a $2.0 million impairment on the held for sale GNMA MSR portfolio during three months ended September 30, 2022, with no such impairment experienced during the three months ended September 30, 2023.
(Loss) gain on sales of securities, net. The $8.8 million decrease in (loss) gain on sales of securities, net was due to the sale of available for sale investment securities with a book value of $181.9 million, which realized a loss on sale of $7.2 million during the three months ended September 30, 2023. We used the proceeds from the sale to pay down FHLB advances.
Other noninterest income. The $11.2 million increase in other noninterest income was primarily due to a $10.1 million gain realized from a positive valuation adjustment on one of our non-marketable equity securities, which qualified for the practical expedient under which we carry these securities at cost adjusted for any observable transactions during the period, less any impairment. During the three months ended September 30, 2023, we observed multiple orderly transactions for identical equity securities indicating a price change had occurred and adjusted our basis upwards accordingly.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,
Noninterest expense:	2023	2022	$ Change	% Change
Salaries and employee benefits	$34,624	$31,834	$2,790	8.8%
Occupancy and equipment, net	6,790	5,399	1,391	25.8
Data processing	2,775	2,689	86	3.2
Intangible asset amortization	2,264	1,872	392	20.9
Office and operations	2,868	2,121	747	35.2
Professional services	1,409	1,188	221	18.6
Loan-related expenses	1,220	1,599	(379)	(23.7)
Advertising and marketing	1,371	1,196	175	14.6
Electronic banking	1,384	1,087	297	27.3
Franchise tax expense	520	957	(437)	(45.7)
Regulatory assessments	1,913	877	1,036	118.1
Communications	390	279	111	39.8
Merger-related expense	—	3,614	(3,614)	(100.0)
Other expenses	1,135	1,529	(394)	(25.8)
Total noninterest expense	$58,663	$56,241	$2,422	4.3
____________________________
N/M = Not meaningful.
Noninterest expense for the three months ended September 30, 2023, increased by $2.4 million, or 4.3%, to $58.7 million, compared to $56.2 million for the three months ended September 30, 2022, primarily due to increases of $2.8 million, and $1.4 million in salaries and employee benefits and occupancy and equipment, net, respectively. These increases were partially offset by a decrease in merger-related expenses of $3.6 million.
Salaries and employee benefits. The $2.8 million increase in salaries and employee benefits expenses was primarily driven by an increase in full-time equivalent employees to 1,037 at September 30, 2023, from 994 at September 30, 2022.
Occupancy and equipment, net. The $1.4 million increase in occupancy and equipment expense was primarily due to the addition of two new banking center locations and two mortgage production offices being added during the intervening period.
Merger-related expense. The $3.6 million merger-related expenses were associated with the BTH merger that was closed on August 1, 2022, while no comparable expense occurred during the three months ended September 30, 2023.
Income Tax Expense
For the three months ended September 30, 2023, we recognized income tax expense of $5.8 million, compared to $2.8 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023, was 19.1%, compared to 14.8% for the three months ended September 30, 2022. The increase was due to tax exempt items having a larger than proportional effect on our effective income tax rate as income before taxes was lower during the three months ended September 30, 2022, primarily due to merger-related expenses during the three months ended September 30, 2022.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Net Interest Income and Net Interest Margin

Net interest income for the nine months ended September 30, 2023, was $226.6 million, an increase of $36.0 million, or 18.9%, compared to the nine months ended September 30, 2022. Increases in interest rates and average interest-earning assets drove increases of $114.4 million and $58.2 million, respectively, in total interest income. The increase in total interest income was partially offset by a $136.6 million increase in interest expense, of which, $130.1 million of the increase was driven by increases in interest rates.
Purchase accounting accretion on acquired loans was $2.1 million for the nine months ended September 30, 2023, with remaining purchase accounting net loan discounts totaling $179,000 at September 30, 2023. Net purchase accounting accretion was $1.4 million during the nine months ended September 30, 2022. Net purchase accounting accretion income on deposits and subordinated indebtedness totaled $128,000 for the nine months ended September 30, 2023, bringing the impact from purchase accounting treatment on total net interest income to $2.2 million for the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, increases in interest rates contributed $94.7 million to the total increase in interest income earned on total LHFI, while interest rates increased our total deposit interest expense and FHLB and advances and other borrowings interest expense by $118.0 million and $11.5 million, respectively, during the same period.
Interest income earned on LHFI during the nine months ended September 30, 2023, increased in all loan categories when compared to the nine months ended September 30, 2022. Interest income earned on real estate loans and commercial and industrial loans contributed $93.5 million and $60.1 million, respectively, of the $156.4 million total increase in interest income earned on LHFI when compared to the nine months ended September 30, 2022. Increases in average balances and interest rates drove $47.2 million and $46.3 million, respectively, of the total increase in interest income earned on real estate loans, while increases in interest rates drove $42.1 million of the $60.1 million increase in interest income earned on commercial and industrial loans for the comparable periods.
During March 2023, we strategically borrowed and held approximately $700.0 million in excess cash for contingency liquidity. This excess liquidity was held at a weighted-average rate of 5.09% and added $173.8 million in average interest-bearing assets for the nine months ended September 30, 2023, which negatively impacted the fully tax-equivalent net interest margin by six basis points. The excess liquidity was repaid by June 30, 2023.
The fully tax-equivalent net interest margin was 3.24% for the nine months ended September 30, 2023, a four basis point decrease from the nine months ended September 30, 2022. The decrease was primarily due to a 259 basis point increase in interest rates paid on total interest-bearing liabilities to 3.24% for the nine months ended September 30, 2023, from 0.65% for the nine months ended September 30, 2022, partially offset by a 184 basis point increase in the yield earned on interest-earning assets for the nine months ended September 30, 2023, to 5.50%, from 3.66% for the nine months ended September 30, 2022.
During the quarter ended September 30, 2023, we made a strategic decision to sell available for sale investment securities with a book value of $181.9 million, and realized a loss of $7.2 million, in order to use the proceeds to pay down FHLB advances. Due to the timing of this transaction, it had no impact on the fully tax-equivalent NIM for the nine months ended September 30, 2023. While the associated loss resulted in an $0.18 negative impact to EPS for the nine months ended September 30, 2023, the difference between the relatively low yield on securities sold and the higher cost of FHLB advances was an attractive trade-off, with an estimated annualized positive forward impact to fully tax-equivalent NIM of 11 basis points, an estimated annualized forward diluted EPS benefit of approximately $0.11 and an estimated earn-back period of 1.7 years. The estimated metrics above use our annualized third quarter net income, less any non-operating income items, and added the estimated annualized tax-effected net interest income using a weighted average tax-effected yield of 3.08% on the securities sold and an expected interest rate of 5.62% on the FHLB advances paid off.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,393,028	$99,497	5.56%	$1,865,658	$60,010	4.30%
Construction/land/land development	997,296	50,354	6.75	638,683	22,466	4.70
Residential real estate	1,599,803	59,155	4.94	1,042,397	33,008	4.23
Commercial and industrial	2,051,272	115,750	7.54	1,548,419	55,623	4.80
Mortgage warehouse lines of credit	329,205	16,262	6.60	453,658	14,055	4.14
Consumer	24,836	1,431	7.71	18,887	889	6.29
LHFI	7,395,440	342,449	6.19	5,567,702	186,051	4.47
Loans held for sale	20,105	693	4.61	33,428	921	3.68
Loans receivable	7,415,545	343,142	6.19	5,601,130	186,972	4.46
Investment securities-taxable	1,358,913	24,658	2.43	1,522,631	20,030	1.76
Investment securities-non-taxable	224,985	3,974	2.36	276,641	5,044	2.44
Non-marketable equity securities held in other financial institutions	69,505	2,772	5.33	56,797	1,214	2.86
Interest-bearing deposits in banks	352,166	13,360	5.07	408,237	2,048	0.67
Total interest-earning assets	9,421,114	387,906	5.50	7,865,436	215,308	3.66
Noninterest-earning assets(2)	582,983			536,265
Total assets	$10,004,097			$8,401,701

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,706,150	$101,674	2.89%	$3,967,253	$11,514	0.39%
Time deposits	1,329,881	35,012	3.52	569,917	2,175	0.51
Total interest-bearing deposits	6,036,031	136,686	3.03	4,537,170	13,689	0.40
FHLB advances & other borrowings	430,650	17,038	5.29	407,869	5,203	1.71
Subordinated indebtedness	199,568	7,614	5.10	167,366	5,887	4.70
Total interest-bearing liabilities	6,666,249	161,338	3.24	5,112,405	24,779	0.65
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,205,664			2,364,443
Other liabilities(2)	136,789			147,868
Total liabilities	9,008,702			7,624,716
Stockholders’ Equity	995,395			776,985
Total liabilities and stockholders’ equity	$10,004,097			$8,401,701
Net interest spread			2.26%			3.01%
Net interest income and margin		$226,568	3.22		$190,529	3.24
Net interest income and margin - (tax equivalent)(3)		$228,538	3.24		$192,784	3.28
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $1.4 million and $36.2 million for the nine months ended September 30, 2023 and 2022, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023. For more information on the GNMA repurchase option, see Note 6 — Mortgage Banking in the condensed notes to our consolidated financial statements.
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

	Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$16,963	$22,524	$39,487
Construction/land/land development	12,614	15,274	27,888
Residential real estate	17,650	8,497	26,147
Commercial and industrial	18,064	42,063	60,127
Mortgage warehouse lines of credit	(3,856)	6,063	2,207
Consumer	280	262	542
Loans held for sale	(367)	139	(228)
Loans receivable	61,348	94,822	156,170
Investment securities-taxable	(2,154)	6,782	4,628
Investment securities-non-taxable	(942)	(128)	(1,070)
Non-marketable equity securities held in other financial institutions	272	1,286	1,558
Interest-bearing deposits in banks	(281)	11,593	11,312
Total interest-earning assets	58,243	114,355	172,598
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	2,145	88,015	90,160
Time deposits	2,900	29,937	32,837
FHLB advances & other borrowings	291	11,544	11,835
Subordinated indebtedness	1,133	594	1,727
Total interest-bearing liabilities	6,469	130,090	136,559
Net interest income	$51,774	$(15,735)	$36,039

Provision for Credit Losses
We recorded a provision expense of $14.0 million for the nine months ended September 30, 2023, a $6.0 million decrease from $20.1 million for the nine months ended September 30, 2022. The decrease was primarily due the $14.9 million provision for loan credit losses on non-PCD loans associated with the BTH merger that occurred on August 1, 2023, offset by an increase in loan provision primarily due to loan growth during the intervening period, as well as increases in required reserves on individually evaluated credits at September 30, 2023, compared to September 30, 2022. Net charge-offs were $5.9 million during the nine months ended September 30, 2023, compared to $4.4 million during the nine months ended September 30, 2022. The ALCL to nonperforming LHFI was 301.12% at September 30, 2023, compared to 594.11% at September 30, 2022, primarily driven by a $17.6 million increase in nonperforming LHFI compared to September 30, 2022. As explained more fully in Provision for Credit Losses under the quarterly Results of Operations above, the increase in nonperforming loans was driven by increases of $11.9 million and $5.6 million in commercial and industrial and nonperforming residential real estate loans, respectively.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest income:	2023	2022	$ Change	% Change
Insurance commission and fee income	$19,639	$17,815	$1,824	10.2%
Service charges and fees	13,914	13,006	908	7.0
Mortgage banking revenue	4,075	5,521	(1,446)	(26.2)
Other fee income	2,856	2,398	458	19.1
Swap fee income	1,081	165	916	N/M
(Loss) gain on sales of securities, net	(7,029)	1,664	(8,693)	N/M
Limited partnership investment (loss) income	(128)	31	(159)	N/M
Loss on sales and disposals of other assets, net	(3)	(209)	206	98.6
Other income	15,734	3,454	12,280	N/M
Total noninterest income	$50,139	$43,845	$6,294	14.4

____________________________ N/M = Not meaningful.
Noninterest income for the nine months ended September 30, 2023, increased by $6.3 million, or 14.4%, to $50.1 million, compared to $43.8 million for the nine months ended September 30, 2022. The increase was primarily due to increases of $12.3 million and $1.8 million in other noninterest income and insurance commission and fee income, respectively. The increases were partially offset by decreases of $8.7 million and $1.4 million in gain on sales of securities, net, and mortgage banking revenue, respectively. The majority of our noninterest income categories reflected increases during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the BTH merger.
Insurance commission and fee income. The $1.8 million increase in insurance commission and fee income was mainly due to increases in new commercial accounts combined with higher contingency income earned due to lower claims for catastrophic events experienced by our insurance agency counterparties during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Mortgage banking revenue. The $1.4 million decrease in mortgage banking revenue compared to the nine months ended September 30, 2022, was primarily due to a slow down in the residential housing market brought on by higher mortgage interest rates, and in some key markets, continued housing supply shortages, leading to overall lower lending during the period. This negative impact was partially offset by a $2.0 million impairment on the held for sale GNMA MSR portfolio during nine months ended September 30, 2022, with no such impairment experienced during the nine months ended September 30, 2023.
(Loss) gain on sales of securities, net. The loss on sales of securities was due to the sale of available for sale investment securities with a current book value of $181.9 million, which realized a loss on sale of $7.2 million. We used the proceeds from the sale to pay down FHLB advances. Please see the Net Interest Income and Net Interest Margin section above for more information on this transaction.

Other noninterest income. The $12.3 million increase in other noninterest income was primarily due to a $10.1 million gain realized from a positive valuation adjustment on one of our non-marketable equity securities, which qualified for the practical expedient under which we carry these securities at cost adjusted for any observable transactions during the period, less any impairment. During the nine months ended September 30, 2023, we observed multiple orderly transactions for identical equity securities indicating a price change had occurred and adjusted our basis upwards accordingly.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest expense:	2023	2022	$ Change	% Change
Salaries and employee benefits	$102,888	$85,632	$17,256	20.2%
Occupancy and equipment, net	19,871	14,340	5,531	38.6
Data processing	8,528	7,588	940	12.4
Intangible asset amortization	7,369	2,934	4,435	N/M
Office and operations	7,887	5,843	2,044	35.0
Professional services	4,491	2,668	1,823	68.3
Loan-related expenses	3,941	4,421	(480)	(10.9)
Advertising and marketing	4,296	2,926	1,370	46.8
Electronic banking	3,609	2,900	709	24.4
Franchise tax expense	2,392	2,565	(173)	(6.7)
Regulatory assessments	4,596	2,305	2,291	99.4
Communications	1,181	812	369	45.4
Merger-related expense	—	4,992	(4,992)	(100.0)
Other expenses	3,261	3,239	22	0.7
Total noninterest expense	$174,310	$143,165	$31,145	21.8
____________________________
N/M = Not meaningful.

Noninterest expense for the nine months ended September 30, 2023, increased by $31.1 million, or 21.8%, to $174.3 million, compared to $143.2 million for the nine months ended September 30, 2022. The majority of our noninterest expense categories increased during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the BTH merger.
Salaries and employee benefits. The $17.3 million increase in salaries and employee benefits expenses was primarily driven by increases of $13.5 million and $1.8 million in salary expense and incentive compensation, respectively, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
•The BTH merger contributed $5.7 million to the total salaries and employee benefits increase, primarily due to an additional seven months of BTH expense during the nine months ended September 30, 2023, compared to two months of BTH expense during the nine months ended September 30, 2022.
•The impact of the cost of living increases made in August 2022 and annual cost of living adjustments and raises made on March 1, 2023, increased the comparative change in salaries and employee benefits between the two periods.
Occupancy and equipment, net. The $5.5 million increase was primarily due to the BTH merger that closed on August 1, 2022, which contributed $2.5 million to the total increase. Additionally, the increase was due to the addition of two new banking locations and two mortgage production offices being added during the intervening period.
Intangible asset amortization expense. The $4.4 million increase was due to the core deposit intangible established in conjunction with the BTH merger, which contributed $4.5 million to the total increase.
Office and operations and Professional Services. These increases were mainly due to various increases, with no individually significant increase other than the BTH merger.

Advertising and marketing. The $1.4 million increase was mainly due to new projects and campaigns launched during the nine months ended September 30, 2023.
Regulatory assessment. The $2.3 million increase in regulatory assessments was driven primarily by an increase in the blended FDIC’s Uniform Assessment rate to 6.04% at September 30, 2023, from 4.09% at September 30, 2022, as well as growth in our average assets during the intervening period.
Merger-related expense. The $5.0 million merger-related expenses were associated with the BTH merger that was closed on August 1, 2022, while no comparable expense occurred during the nine months ended September 30, 2023.
Income Tax Expense
For the nine months ended September 30, 2023, we recognized income tax expense of $18.0 million, compared to $12.9 million for the nine months ended September 30, 2022. Our effective tax rate was 20.4% for the nine months ended September 30, 2023, compared to 18.1% for the nine months ended September 30, 2022. The effective tax rate was higher for the nine months ended September 30, 2023, compared to the rate for the nine months ended September 30, 2022, primarily due to higher state income tax due to higher state income during the nine months ended September 30, 2023.
Comparison of Financial Condition at September 30, 2023, and December 31, 2022
General
Total assets increased by $47.2 million, or 0.5%, to $9.73 billion at September 30, 2023, from $9.69 billion at December 31, 2022. The increase in total assets is primarily due to an increase of $478.0 million, or 6.7%, in our loans held for investment (“LHFI”). LHFI was $7.57 billion at September 30, 2023, compared to $7.09 billion at December 31, 2022. The increase was partially offset by decreases of $350.6 million and $53.7 million in available for sale securities and cash and cash equivalents. Available for sale securities and cash and cash equivalents were $1.29 billion and $305.3 million at September 30, 2023, respectively compared to $1.64 billion and $359.0 million at December 31, 2022, respectively.
Federal Home Loan Bank advances, repurchase obligations and other borrowings decreased $627.0 million, or 98.1%, to $12.2 million at September 30, 2023, from $639.2 million at December 31, 2022, offset by a $598.8 million, or 7.7%, increase in total deposits to $8.37 billion at September 30, 2023, from $7.78 billion at December 31, 2022. Total deposits increased at September 30, 2023, compared to December 31, 2022, primarily due to increases in brokered time deposits and money market deposits.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At September 30, 2023, 77.4% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our market areas of Texas, North Louisiana, and Mississippi, compared to 78.8% at December 31, 2022.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2023		December 31, 2022		2023 vs. 2022
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate	$2,435,891	32.2%	$2,304,678	32.6%	$131,213	5.7%
Construction/land/land development	1,076,756	14.2	945,625	13.3	131,131	13.9
Residential real estate	1,688,169	22.3	1,477,538	20.8	210,631	14.3
Total real estate	5,200,816	68.7	4,727,841	66.7	472,975	10.0
Commercial and industrial	2,058,073	27.2	2,051,161	28.9	6,912	0.3
Mortgage warehouse lines of credit	286,293	3.8	284,867	4.0	1,426	0.5
Consumer	22,881	0.3	26,153	0.4	(3,272)	(12.5)
Total LHFI	$7,568,063	100.0%	$7,090,022	100.0%	$478,041	6.7

At September 30, 2023, total LHFI were $7.57 billion, an increase of $478.0 million, or 6.7%, compared to $7.09 billion at December 31, 2022. The increase was primarily driven by loan growth of $473.0 million in real estate loans. Total LHFI at September 30, 2023, excluding mortgage warehouse lines of credit, was $7.28 billion, reflecting an increase of $476.6 million, or 7.0%, compared to December 31, 2022. Our lending focus continues to be on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.
Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2023. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	September 30, 2023
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$326,499	$1,579,298	$512,107	$17,987	$2,435,891
Construction/land/land development	283,449	611,089	142,063	40,155	1,076,756
Residential real estate	70,872	717,635	138,064	761,598	1,688,169
Total real estate	680,820	2,908,022	792,234	819,740	5,200,816
Commercial and industrial	798,255	1,163,112	96,573	133	2,058,073
Mortgage warehouse lines of credit	284,367	1,926	—	—	286,293
Consumer	8,638	13,298	513	432	22,881
Total LHFI	$1,772,080	$4,086,358	$889,320	$820,305	$7,568,063

Amounts with fixed rates	$397,071	$2,344,324	$564,638	$135,280	$3,441,313
Amounts with variable rates	1,375,009	1,742,034	324,682	685,025	4,126,750
Total	$1,772,080	$4,086,358	$889,320	$820,305	$7,568,063
Nonperforming Assets
Nonperforming assets consist of nonperforming/nonaccrual loans and property acquired through foreclosures or repossession, as well as bank-owned property not in use and listed for sale.
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

Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $36.8 million of unpaid principal balance PCD loans at September 30, 2023, and $48.1 million of unpaid principal balance PCD loans at December 31, 2022.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	September 30, 2023	December 31, 2022
Commercial real estate	$942	$526
Construction/land/land development	235	270
Residential real estate	13,236	7,712
Commercial and industrial	17,072	1,383
Consumer	123	49
Total nonperforming LHFI	31,608	9,940
Nonperforming loans held for sale	—	3,933
Total nonperforming loans	31,608	13,873
Other real estate owned:
Commercial real estate, construction/land/land development	3,031	—
Residential real estate	908	806
Total repossessed assets owned	3,939	806
Total nonperforming assets	$35,547	$14,679
Loan modifications made to borrowers experiencing financial difficulty - nonaccrual(1)	$6,397	$4,389
Loan modifications made to borrowers experiencing financial difficulty - accruing(1)	24,873	3,248
Total LHFI	7,568,063	7,090,022
Ratio of nonperforming LHFI to total LHFI	0.42%	0.14%
Ratio of nonperforming assets to total assets	0.37	0.15
______________________
(1)December 31, 2022, amounts were previously disclosed as troubled debt restructured (“TDR”) loans under Accounting Standards Codification 310-40. Accounting Standards Update 2022-02 eliminated the TDR guidance effective for public business entities on January 1, 2023.
At September 30, 2023, total nonperforming LHFI increased by $21.7 million from December 31, 2022. The increase in nonperforming LHFI was driven by increases of $15.7 million and $5.5 million in nonperforming commercial and industrial loans and residential real estate loans, respectively. The net increase in nonperforming commercial and industrial loans was mainly due to two relationships totaling $13.2 million, which maintained reserves of $7.2 million as of September 30, 2023. The increase in nonperforming residential real estate loans was driven by the reclassification of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the nine months ended September 30, 2023. These residential real estate loans carry government guarantees and considering the guaranty as well as the value of the underlying collateral, resulted in an immaterial impact to the ALCL. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at September 30, 2023, is included in Note 4 — Loans to our consolidated financial statements contained in Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at September 30, 2023. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The ALCL to nonperforming LHFI decreased to 301.12% at September 30, 2023, compared to 876.87% at December 31, 2022, primarily driven by an increase of $21.7 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, offset by an increase of $8.0 million in the ALCL during the nine months ended September 30, 2023, primarily due to loan growth during the same period of time.

The following table presents an analysis of the allowance for credit losses and other related data at the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
ALCL	2023	2022	2022
Balance at beginning of period	$87,161	$64,586	$64,586
ALCL - BTH merger	—	5,527	5,527
Provision for loan credit losses(1)	13,932	17,631	21,613
Charge-offs:
Commercial real estate	42	166	166
Residential real estate	27	75	91
Commercial and industrial	8,070	5,943	8,459
Consumer	107	38	43
Total charge-offs	8,246	6,222	8,759
Recoveries:
Commercial real estate	113	19	40
Construction/land/land development	3	200	211
Residential real estate	13	98	102
Commercial and industrial	2,189	1,505	3,825
Consumer	12	15	16
Total recoveries	2,330	1,837	4,194
Net charge-offs	5,916	4,385	4,565
Balance at end of period	$95,177	$83,359	$87,161
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	301.12%	594.11%	876.87%
LHFI	1.26	1.21	1.23
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	42.46	24.87	21.12
ALCL	8.31	7.03	5.24
Average LHFI	0.11	0.11	0.08
______________________
(1)Includes $14.9 million provision for loan credit losses for the CECL requirement on non-PCD loans from the BTH merger during the nine months ended September 30, 2022, and the year ended December 31, 2022.

Securities
Our securities portfolio totaled $1.31 billion at September 30, 2023, representing a decrease of $350.7 million, or 21.1%, from $1.66 billion at December 31, 2022. The decrease was primarily due to sales, maturities and calls, as well as normal principal paydowns during the nine months ended September 30, 2023. Securities of $38.7 million, primarily municipal securities, were sold during the first quarter of 2023, and we realized a net gain of $144,000 on the sale. During the last few days of the quarter ended September 30, 2023, we made a strategic decision to sell available for sale investment securities with a book value of $181.9 million and realized a loss of $7.2 million, the proceeds of which were used to pay down FHLB advances.
Our available for sale portfolio totaled $1.29 billion at September 30, 2023, and represented 98.7% of our total security portfolio and is comprised of 45.8% mortgage-backed, 24.4% municipal, 8.0% treasury/agency, 12.6% collateralized mortgage obligations and 9.2% corporate/asset-backed securities. Our available for sale portfolio totaled $1.64 billion at December 31, 2022, and represented 98.9% of our total security portfolio and is comprised of 40.5% mortgage-backed, 23.7% municipal, 15.1% treasury/agency, 11.3% collateralized mortgage obligations and 9.4% corporate/asset-backed securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.49 years at September 30, 2023, compared to 4.24 years at December 31, 2022. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased at September 30, 2023, compared to December 31, 2022, primarily due to increases in brokered time deposits and money market deposits, which increased by $663.8 million and $255.0 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $473.8 million, compared to December 31, 2022. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,008,671	24.0%	$2,482,475	32.0%	$(473,804)	(19.1)%
Money market	2,697,540	32.1	2,442,559	31.4	254,981	10.4
Interest-bearing demand	1,748,261	20.9	1,737,158	22.3	11,103	0.6
Time deposits	968,352	11.6	781,880	10.0	186,472	23.8
Brokered time deposits	669,202	8.0	5,407	0.1	663,795	N/M
Savings	282,462	3.4	326,223	4.2	(43,761)	(13.4)
Total deposits	$8,374,488	100.0%	$7,775,702	100.0%	$598,786	7.7
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
The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,797,370	$35,480	2.64%	$1,519,327	$4,688	0.41%
Money market	2,612,275	64,332	3.29	2,167,616	6,670	0.41
Time deposits	898,227	18,738	2.79	569,917	2,175	0.51
Brokered time deposits	431,654	16,274	5.04	—	—
Savings	296,505	1,862	0.84	280,310	156	0.07
Total interest-bearing	6,036,031	136,686	3.03	4,537,170	13,689	0.40
Noninterest-bearing demand	2,205,664	—		2,364,443	—
Total average deposits	$8,241,695	$136,686	2.22	$6,901,613	$13,689	0.27
Our average deposit balance was $8.24 billion for the nine months ended September 30, 2023, an increase of $1.34 billion, or 19.4%, from $6.90 billion for the nine months ended September 30, 2022. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2023, was 3.03%, compared to 0.40% for the nine months ended September 30, 2022.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 17, 2022, when the Federal Reserve Board started a series of eleven Federal Funds target range rate increases cumulating in a 525 basis point increase to the current target range of 5.25% to 5.50%. There may be further Federal Funds target range rate increases during the remainder of 2023. Our current deposit rates have not yet completely absorbed all of the market interest rate increases that have occurred during the nine months ended September 30, 2023.
Average noninterest-bearing deposits during the nine months ended September 30, 2023, were $2.21 billion, compared to $2.36 billion at September 30, 2022, a decrease of $158.8 million, or 6.7%, and represented 26.8% and 34.3% of average total deposits for the nine months ended September 30, 2023 and 2022, respectively.
The following table reflects the estimated total amount of uninsured and uncollateralized deposits for the periods indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Total deposits	$8,374,488	$7,775,702
Estimated insured deposits:
FDIC insured	(3,434,530)	(3,331,724)
FDIC insured reciprocal	(781,054)	(245,621)
FDIC insured brokered time deposits and CDARS	(669,202)	(5,407)
Total estimated FDIC insured deposits	(4,884,786)	(3,582,752)
Estimated FDIC uninsured deposits	3,489,702	4,192,950
Collateralized public funds	(739,329)	(762,366)
Estimated uninsured/uncollateralized deposits	$2,750,373	$3,430,584
Percentage of estimated uninsured/uncollateralized deposits to total deposits	32.8%	44.1%

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Short-term FHLB advances	$—	$550,000
Long-term FHLB advances	6,541	6,740
GNMA repurchase liability	—	24,569
Overnight repurchase agreements with depositors	5,672	27,921
Correspondent short-term borrowings	—	30,000
Total FHLB advances and other borrowings	$12,213	$639,230
Subordinated indebtedness, net	$196,825	$201,765

Average short-term FHLB advances for the nine months ended September 30, 2023, were $411.0 million compared to $196.5 million for the year ended December 31, 2022. During March 2023, we strategically borrowed and held approximately $700.0 million in excess cash for contingency liquidity. This excess liquidity was held at a weighted-average rate of 5.09% and was repaid by June 30, 2023, which added $173.8 million in average short-term FHLB advances for the nine months ended September 30, 2023. During the last few days of the quarter ended September 30, 2023, we made a strategic decision to sell available for sale investment securities with proceeds of $174.7 million to pay down FHLB advances. Due to the timing of this transaction, it only decreased our average short-term FHLB advances by $1.9 million for the nine months ended September 30, 2023. Please see the Net Interest Income and Net Interest Margin section above for more information on this transaction.
At September 30, 2023, we were eligible to borrow an additional $2.27 billion from the FHLB.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Available cash balances at the holding company (unconsolidated)	$55,490	$99,810
Cash and liquid securities as a percentage of total assets	11.6%	12.1%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies; please see Note 11 — Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.

Liquidity Sources
In addition to cash generated from operations, we utilize a number of funding sources to manage our liquidity, including core deposits, investment securities, cash and cash equivalents, loan repayments, federal funds lines of credit available from other financial institutions, as well as advances from the FHLB. We also have access to the discount window and the Bank Term Funding Program (“BTFP”) at the Federal Reserve Bank (“FRB”) as sources of short-term funding.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2023, or December 31, 2022. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at September 30, 2023, we had the ability to borrow $1.69 billion from the discount window at the Federal Reserve Bank of Dallas (“FRB”), with $1.43 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at September 30, 2023, or December 31, 2022. We also have a line of credit through the FRB’s BTFP, with approximately $627.1 million of investment securities eligible to be pledged at September 30, 2023.
Our primary and secondary sources of liquidity totaled $5.09 billion at September 30, 2023, compared to $4.34 billion at December 31, 2022. Primary sources of liquidity, which were 79.3% and 77.7% of our total primary and secondary sources of liquidity at September 30, 2023, and December 31, 2022, respectively, can typically be obtained with 24 hours, while secondary liquidity sources can usually be obtained within seven days.
Our loan to deposit ratio was 90.4% at September 30, 2023, compared to 91.2% at December 31, 2022.
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 12 — Commitments and Contingencies in the condensed notes to our consolidated financial statements for more information on our off balance sheet commitments.

Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2023	$949,943
Net income	70,375
Other comprehensive loss, net of tax	(12,854)
Dividends declared - common stock ($0.45 per share)	(14,085)
Stock compensation, net	5,566
Balance at September 30, 2023	$998,945
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. For further information, these requirements are discussed in greater detail in “Item 1. Business - Regulation and Supervision” included in our 2022 Form 10-K, filed with the SEC. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2023, and December 31, 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	September 30, 2023		December 31, 2022
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$988,951	11.46%	$906,859	10.93%
Tier 1 capital (to risk-weighted assets)	1,004,742	11.64	922,584	11.12
Total capital (to risk-weighted assets)	1,261,080	14.61	1,180,665	14.23
Tier 1 capital (to average total consolidated assets)	1,004,742	10.00	922,584	9.66

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,034,519	12.02%	$952,579	11.50%
Tier 1 capital (to risk-weighted assets)	1,034,519	12.02	952,579	11.50
Total capital (to risk-weighted assets)	1,201,282	13.96	1,109,257	13.39
Tier 1 capital (to average total consolidated assets)	1,034,519	10.33	952,579	9.94
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

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Please see Note 1 — Significant Accounting Policies in the condensed notes to our consolidated financial statements included in the Company's 2022 Form 10-K filed with the SEC for more information about our critical accounting policies and use of estimates.

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

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated. At September 30, 2023, we aggressively stressed the deposit beta assumptions for the 100 basis points shocks.

	September 30, 2023
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	9.6%	(7.1)%
+300	7.2	(5.9)
+200	5.0	(3.5)
+100	(1.2)	(3.9)
Base
-100	0.8	2.8
-200	1.6	5.6
-300	2.5	8.6
-400	3.1	9.3
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. The Federal Funds target rate range has increased 525 basis points starting with the Federal Reserve Board’s first rate increase in 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits.
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
Market Risk
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR). Publication of the one week and two month LIBOR offered rates ceased on December 31, 2021, and the publication of the remaining LIBOR offered rates ceased to be representative on June 30, 2023. The Company discontinued the use of LIBOR for new contracts after December 31, 2021, with limited exceptions as permitted by regulatory guidance and internal policy.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 12 — Commitments and Contingencies - Loss Contingencies in the Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K, and as disclosed in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, or June 30, 2023, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2022 Form 10-K or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, or June 30, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
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
There were no stock repurchases during the quarter ended September 30, 2023.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	November 7, 2023	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 7, 2023	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer