Form 10-K
period 2023-12-31
Origin Bancorp, Inc.
filed 2024-02-28
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________ to __________
Commission file number 001-38487
Origin Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Louisiana		72-1192928
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

500 South Service Road East Ruston, Louisiana		71270
(Address of principal executive office)		(Zip code)
(318) 255-2222
(Registrant’s telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $5.00 per share	OBK	New York Stock Exchange
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $851.4 million as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,988,548 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 24, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2023

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
•adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
•fluctuating and/or volatile interest rates, capital markets and the impact of inflation on our business and financial results, as well as the impact on our customers (including the velocity and levels of deposit withdrawals and loan repayments);
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
•    the risk that the regulatory environment may not be conducive to, or may prohibit the consummation of, future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations; and
•our ability to manage the risks involved in the foregoing.
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
Origin Bancorp, Inc. is a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently have over 60 locations from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. At December 31, 2023, we had total assets of $9.72 billion, total loans held for investment ("LHFI") of $7.66 billion, total deposits of $8.25 billion and total stockholders’ equity of $1.06 billion.
We completed an initial public offering of our common stock in May 2018 and began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “OBNK”. On May 9, 2023, the Company provided written notice to Nasdaq of its determination to voluntarily withdraw the listing of the Company’s common stock from Nasdaq and transfer the listing to the New York Stock Exchange (“NYSE”). The listing and trading of the common stock on Nasdaq ended at market close on May 19, 2023, and trading commenced on the NYSE at market open on May 22, 2023, under the new stock symbol “OBK”.
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

Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating four bank acquisitions, entering de novo into several expansion markets, expanding our product offerings in mortgage lending as well as in insurance and private banking. We have supported our markets by hiring a number of experienced in-market bankers and banking teams. In January 2024, we announced our entry into South Alabama and the Florida Panhandle, with two planned banking locations with an expected staffing of eight consisting of experienced relationship bankers and their support personnel. To support our growth, we have raised over $589.6 million of new Tier 1 capital since 2006, including proceeds from our initial public offering completed in May 2018, we issued subordinated notes that are treated as Tier 2 capital for regulatory purposes in 2020, and completed an all stock merger valued at $307.8 million in 2022. Through these efforts, we have successfully increased our market share in our key geographic markets.
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
We focus on generating and retaining core deposits as our primary funding source to support loan growth. We believe motivating our relationship bankers to generate strong deposit growth enhances our ability to build and strengthen client relationships and provide stable funding for future growth.
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
We believe we have an attractive mix of loans and deposits. At December 31, 2023, our loans held for investment ("LHFI") portfolio was comprised of 31.2% commercial and industrial loans including mortgage warehouse loans, and 45.9% commercial real estate loans, including construction/land/land development loans. 34.5% of our total commercial real estate and construction/land/land development is owner occupied and 65.5% is non-owner occupied. At December 31, 2023, approximately 23.3% of our deposits were noninterest-bearing demand deposits, and our cost of total deposits was 2.38% for the year ended December 31, 2023.
Our Markets
We currently operate in the markets of Dallas/Fort Worth, Houston, East Texas, North Louisiana and Mississippi, all of which offer attractive combinations of diversity, growth and stability. In early 2024, we announced our entry into south Alabama and the Florida panhandle, with two planned banking locations with an expected staffing of eight consisting of experienced relationship bankers and their support personnel.
The Dallas/Fort Worth and Houston markets represent two of the largest and fastest-growing metropolitan areas in the country. These markets provide attractive economic environments and offer significant deposit and lending opportunities as they are home to many large and mid-size corporations across a wide range of industries that include healthcare, manufacturing, construction, higher education, agriculture, energy, transportation and technology.
Our merger with BTH allowed us to enter the East Texas market and expand our footprint across the I-20 corridor. The merger also bolstered our presence in the Dallas/ Fort Worth market. We believe the strong reputation and commitment of both banks will provide growth in both markets and allow us to strengthen relationships in the communities we serve.
The North Louisiana markets offer a stable economic climate with lower costs associated with deposit gathering and our operational platform. Our footprint in Mississippi comprises areas of significant commercial investment and additional growth opportunities. We believe all of our markets throughout Texas, Louisiana and Mississippi provide favorable business climates and continued opportunity for growth, and now with our expansion into southern Alabama and the Florida panhandle we have further grown our presence across the lower half of the United States.
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
We have primarily grown our assets, deposits, and business organically by building relationships through our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
A general discussion of the range of financial services we offer follows.

Lending Activities
We originate loans secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio at the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2023	2022
Owner occupied commercial real estate	$953,822	$843,006
Non-owner occupied commercial real estate	1,488,912	1,461,672
Total commercial real estate	2,442,734	2,304,678
Owner occupied construction/land/land development	256,658	265,838
Non-owner occupied construction/land/land development	813,567	679,787
Total construction/land/land development	1,070,225	945,625
Residential real estate	1,734,935	1,477,538
Total real estate	5,247,894	4,727,841
Commercial and industrial	2,059,460	2,051,161
Mortgage warehouse lines of credit	329,966	284,867
Consumer loans	23,624	26,153
Total LHFI	$7,660,944	$7,090,022
Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years, with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary, secondary, and tertiary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry-specific trends and collateral. Commercial real estate loans have contributed interest income of $135.1 million, $88.2 million and $61.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, while construction/land/land development loans have contributed interest income of $69.6 million, $36.4 million and $21.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Consumer Loans and Residential Real Estate Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family, owner-occupied residential mortgage loans generally secured by property located in our primary market areas. The majority of our residential mortgage loans consist of loans secured by owner-occupied, single-family residences. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale. Consumer and residential real estate loans have contributed interest income of $83.9 million, $51.1 million and $38.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans have contributed interest income of $155.8 million, $90.5 million and $67.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Mortgage Warehouse Loans. Mortgage warehouse loans are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. The loans are underwritten by the approved mortgage company using agency or investor guidelines. The loans are then committed to a secondary market investor and are primarily made up of agency-eligible conventional loans (Fannie Mae, Freddie Mac), government loans (Federal Housing Administration (“FHA”) loans, Veterans Administration loans, U.S. Department of Agriculture Rural Housing Development loans) and qualified jumbo loans. Mortgage warehouse loans have contributed interest income of $21.5 million, $18.7 million and $27.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Credit Risks. The principal economic risk associated with each category of loans we make is the creditworthiness of the borrower and the ability of the borrower to repay the relevant loan. Borrower creditworthiness is affected by general economic conditions, including interest rates, inflation, and in the case of commercial borrowers, demand for the borrower’s products and services, and other factors affecting the borrower’s customers, suppliers and employees.
Mortgage warehouse loan risk is primarily centered in the borrower’s adherence to agency or investor underwriting guidelines, while the risk associated with the underlying consumer mortgage loan repayment, as similar to other consumer loans, depends on the borrower’s financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.
Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, economic downturns that create the need for temporary payment forbearances and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend on the borrower’s financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.
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
Lending Policies. We have established common documentation requirements and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. During 2023, credit relationships of $8.0 million or greater were generally presented to the corporate loan committee for approval or ratification of approval prior to committing to the loan. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank’s board of directors reviews our lending policies and procedures at least annually. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. Origin Bank is subject to certain legal lending limits under the Louisiana Banking Law and Federal Reserve Regulation O. At December 31, 2023, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, excluding mortgage warehouse lines of credit, based upon our internal risk rating of the relationship. Due to multiple sources of repayment, mortgage warehouse lines of credit have a general in-house lending limit ranging between $30.0 million and $75.0 million to any one borrower.
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. At December 31, 2023, we held $8.25 billion of total deposits and have grown deposits at a compound annual growth rate of 18.1% since December 31, 2003. At December 31, 2023, 89.0% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000, brokered and Certificate of Deposit Account Registry Service deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. At December 31, 2023, 52.3% of our deposits were business deposits, 31.7% were consumer deposits and 10.7% were public fund deposits. One area of focus has been to create a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.

Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans as well as the servicing of residential mortgage loans for others. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers in order to support our core banking strategy. Revenue from our mortgage banking activities was $3.4 million, $6.7 million and $12.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. During December 2023 and January 2024, we solicited non-binding indications of interest with respect to the proposed sale of substantially all of our mortgage servicing rights asset and we recognized an impairment of $1.8 million in December 2023. The Company plans to sell approximately $17.4 million in mortgage servicing rights, representing approximately $1.39 billion in unpaid principal balances, subject to successful negotiation of a definitive purchase and sale agreement and satisfaction of all closing conditions.
Insurance
We offer a wide variety of commercial and personal property and casualty insurance products through our wholly-owned insurance subsidiary, Forth Insurance, formerly known as Davison Insurance Agency, LLC and doing business as Lincoln Agency, LLC, Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency, Reeves, Coon & Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. With over 30 years of growth in the insurance industry and approximately 125 experienced professionals, our agency has primary market locations across Louisiana, but also serves customers in Texas, Mississippi, Arkansas and other states across the United States. Insurance commission and fee income was $25.1 million, $22.9 million and $13.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Human Capital Management
At December 31, 2023, we had 1,041 full-time equivalent employees, who benefit from a variety of initiatives designed to retain, grow, and develop them in becoming the best versions of themselves. At Origin, our culture has always been the foundation of our success. We work to define our culture in everything we do. It is in our attitudes, our diversity, our core values; it is in our interactions with our customers and communities. Culture is the soul of who we are as a company, and it starts with our employees.
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
Employee Engagement
Our Dream Manager® program assists our employees in meeting their own personal and professional goals in addition to helping them improve physically, emotionally, intellectually, and spiritually. Over 300 employees have participated in this program since 2019. We launched a nationally-recognized financial wellness program (“SmartDollar”) during 2021 that is designed to assist our employees in becoming debt-free and saving money for emergencies and retirement, empowering them to become better financially prepared for their future, which during 2023, had an over 40% participation rate. Due to our adoption rate, we won a national award in 2021 from the Dave Ramsey Foundation called the “Vision” award. Also in 2021, we hired a certified Holistic Health Coach to spearhead our Health & Wellness initiatives. In addition to providing health and wellness information on a regular basis to all employees, we currently have approximately 10% of our employees working directly with our Health Coach on a personalized basis to meet their desire to be healthier. Additionally, in one specific initiative designed to help the communities we serve, our Project Enrich program provides employees with up to twenty hours of paid time off to volunteer in their communities. In 2023, the employees of Origin volunteered 5,037 hours in the community during bank time, which does not include over 1,000 hours that were volunteered after working hours and on the weekend.
Employee Feedback
Employee feedback is highly valued at Origin and our employees provide anonymous input via surveys three times each year facilitated by Glint, a Microsoft Viva company. Our employees consistently rank Origin in the top 10% of Glint’s global customer base with regard to employee engagement. We regularly receive hundreds of written comments each quarter that in turn are used to improve processes, policies, or programs in an effort to show tangible affirmation of those comments. We also have continued a practice that was implemented at the beginning of the pandemic called “The Origin Insider”. This webinar event occurs monthly and features speakers (internal and external) for our employees on a wide range of topics promoting, among other things, employee engagement and satisfaction. The employees are able to submit questions for the speakers in advance of the webinar.

Talent Development
Talent development at Origin begins with our comprehensive recruitment program and continues throughout the employee life cycle. Beginning in 2021 and continuing throughout 2023, we implemented the Giving Interns Valuable Experience (g.i.v.e.) program, and welcomed a very diverse (both in gender and race) group of 42 interns from 23 different universities. The program was successful at promoting Origin’s brand and resulted in strong experiential feedback while also creating job opportunities for 16 of the 42 total interns enrolled in the program since inception.
We utilize assessment tools and provide multiple resources and venues, such as our Career Development Center, for employees to determine what career path is the best fit for them in order to help them grow and enhance their promotional opportunities. We also provide advanced leadership development via our Leadership Academy classes, which provide structured training, collaboration with other aspiring leaders throughout the organization, and mentoring relationships. Included in the Academy, we provide a senior-level two-year class called the Origin Leadership Academy, which focuses on the development of next-generation executives. Participants in the Origin Leadership Academy are appointed by senior management. Further, all employees are eligible to apply for participation in the “Emerging Leaders Council”, which is a one-year program designed to train and develop emerging leaders in our organization. Beginning in 2021, we implemented a program called “Career Manager” which provides young professionals within our organization one-on-one time with senior leaders to enhance their career aspirations and accelerate their understanding of the business of banking. This program also helps with employee retention. The pilot class included five individuals who all graduated from the program and currently four individuals are in the program. We find benefit in developing our future leaders from within and succession plans are in place for senior level positions as well as many other key leadership positions.
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
In 2023, Origin Bank announced the formation of the Diversity Council, which consists of 18 diverse employees that collectively advance our Diversity, Equity, and Inclusion efforts in a way that makes a difference within our workplace and in the communities we serve.
In order to support and enhance our culture, the Diversity Council introduced Employee Spotlights as a platform through our Communique to drive engagement and build connections by sharing employees’ stories to highlight different backgrounds and cultures within our organization. In addition, our talent acquisition team attends job fairs that attract ethnically and culturally diverse employees. We also have engaged a third-party workforce development company that utilizes a connected system of job recruiting sites that post our employment opportunities with various groups that include, but are not limited to the following: veterans, LGBTQ-identifying individuals, individuals with disabilities, minorities and women, professional and industry organizations, skilled trade associations and college students. Also, we have a formal internship program that is designed to develop a strong pool of diverse candidates through on-campus recruiting with local colleges and universities including local Historically Black Colleges and Universities. Additionally, all employees participate in diversity training and managers have additional, in-depth training on recognizing unconscious biases and access to brand new micro learning lessons every week to help respond to current needs around diversity and inclusion.
Also, we continue to use VIBE Central at Origin, where VIBE stands for Value, Inclusion, Belonging and Equity. This allows senior leaders in our organization to monitor progress by assessing, measuring, benchmarking, and managing diversity and inclusion by the dimensions of their choice, such as race/ethnicity and gender.
Origin has been recognized as a “Best Bank to Work For” by American Banker magazine for 11 consecutive years, which we believe is attributable to our deep commitment to corporate culture, and our focus on initiatives to support and develop our employees. This ranking is based on feedback from surveys given directly to the American Banker magazine from our employees. We have built our success on valued relationships beginning with our employees, who then build long-term, customer-focused relationships throughout our footprint.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information
We were organized as a business corporation in 1991 under the laws of the state of Louisiana. Our principal executive offices are located at 500 South Service Road East, Ruston, Louisiana 71270, and our telephone number is (318) 255-2222. Our website is www.origin.bank. We make available at this address, free of charge, our Annual Report on Form 10-K, our annual reports to stockholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). These documents are also available on the SEC’s website at www.sec.gov. The information contained on, or accessible from, our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Origin Bank is well-capitalized under applicable regulatory standards as of December 31, 2023, and Origin Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
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
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the New York Stock Exchange. Additionally, our independent registered public accounting firm, FORVIS, LLP, is required to comply with rules established by the Public Company Accounting Oversight Board ("PCAOB") as they related to the completion of the audit of our consolidated financial statements. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which banking organizations may continue to engage and requires us to maintain a compliance program. Banking organizations, such as us, with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets are exempt from the Volcker Rule. At December 31, 2023, we had total assets of $9.72 billion and our expectation is that we will exceed $10 billion in total consolidated assets during 2024.

Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Origin Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented. Further, the capital conservation buffer described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios failed to exceed certain thresholds. We and Origin Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Other Regulatory Matters
We and our subsidiaries are subject to oversight by the SEC, the New York Stock Exchange, and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.
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

The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized, Origin Bank must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
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
In 2023, the Company’s and Origin Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Origin Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024. Please see Note 17 — Capital and Regulatory Matters in the notes to the consolidated financial statements for consolidated capital ratios of the Company and Origin Bank as of December 31, 2023.
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

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Origin Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Origin Bank may pay. Origin Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, Origin Bank may pay dividends to us without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. Additionally, to pay dividends to us, under Louisiana law Origin Bank must have unimpaired surplus that equals or exceeds fifty percent of its outstanding capital stock. Further, under federal law, Origin Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized.
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
Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
•its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
Regulation of the Bank
Origin Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the OFI. As a member bank of the Federal Reserve System, Origin Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with $12.517 billion or less in total assets is fixed at 6%, which currently applies to us. However, the annual dividend rate for member banks with total assets in excess of $12.517 billion, is based on a floating dividend rate tied to10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
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
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024. At December 31, 2022, our estimated uninsured deposits totaled $4.19 billion, which is below the threshold for assessment.
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
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both consumer and commercial clients. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. As of December 31, 2023, our CRE loan concentrations were below the Guidance thresholds discussed above.

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
On October 25, 2023, the Federal Reserve Bank (“FRB”) proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions, and the expected impact on the Bank.
Community Reinvestment Act
Origin Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Origin Bank’s CRA record is made available to the public. CRA agreements with private parties must be disclosed and annual CRA reports must be made to the Federal Reserve. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act (“GLB”) may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Origin Bank has a rating of “Satisfactory” in its most recent CRA evaluation.
On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.
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
Consumer Regulation
Activities of Origin Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:
•limit the interest and other charges collected or contracted for by Origin Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
•govern Origin Bank’s disclosures of credit terms to consumer borrowers;
•require Origin Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•prohibit Origin Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which Origin Bank may collect consumer debts; and
•prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Regulation
The Consumer Financial Protection Bureau (“CFPB”) adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”
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
Non-Discrimination Policies
Origin Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice, and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The Department of Justice has increased its efforts to prosecute what it regards as violations of the Equal Credit Opportunity Act and the FHA.
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

LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act. The Company and the Bank have fully transitioned its LIBOR-based contracts to other indices, primarily SOFR, as of December 31, 2023.
Federal Home Loan Bank System.
Origin Bank is a member of the Federal Home Loan Bank of Dallas, which is one of the 11 regional Federal Home Loan Banks composing the Federal Home Loan Bank system. The Federal Home Loan Banks make loans to their member banks in accordance with policies and procedures established by the Federal Home Loan Bank system and the boards of directors of each regional Federal Home Loan Bank. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the Federal Home Loan Bank of Dallas, Origin Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Dallas. All loans, advances and other extensions of credit made by the Federal Home Loan Bank of Dallas to Origin Bank are secured by a portion of Origin Bank’s mortgage loan portfolio, certain other investments and the capital stock of the Federal Home Loan Bank of Dallas held by Origin Bank.
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
•Fraud, unauthorized access, cyber-crime and other threats to data security has impacted and may cause harm to our business;
•We may have exposure to tax liabilities that are larger than we anticipate;
•The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans;
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
We are operating in an uncertain economic environment. The COVID-19 pandemic caused a global economic slowdown, and while we have seen economic recovery, labor shortages and inflation risk are affecting the continued recovery. Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Continued economic uncertainty and an inflationary, recessionary or stagnant economy could result in financial stress on our borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for credit losses. We could also face the following risks in connection with the following events:
•inflationary pressures remained elevated throughout 2022 and 2023, and may to continue into 2024;
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
•regulatory scrutiny of the industry has increased and could continue to increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation or fines;
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
Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2023, our net interest income simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.3% and 8.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.5% and 0.8%, respectively, relative to the base case over the next 12 months. These are estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instant and constant across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive (loss) income and equity levels through accumulated other comprehensive (loss) income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position.
Additionally, further increases in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Moreover, although we have implemented practices we believe will reduce the potential effects of changes in interest rates on our net interest income, these practices may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

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
As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights on unpaid principal balances of $1.39 billion at December 31, 2023. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. An increase in the size of our mortgage servicing rights portfolio may increase our interest rate risk. At December 31, 2023, our mortgage servicing rights had a fair value of $15.6 million, compared to $20.8 million at December 31, 2022. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our business, financial condition and results of operations could be adversely affected.
During December 2023 and January 2024, we solicited non-binding indications of interest with respect to the proposed sale of substantially all of our mortgage servicing rights asset and recognized an impairment of $1.8 million in December 2023. The Company plans to sell approximately $17.4 million in mortgage servicing rights, representing approximately $1.39 billion in unpaid principal balances, subject to successful negotiation of a definitive purchase and sale agreement and satisfaction of all closing conditions.
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose throughout 2022 and 2023 to levels not seen for over 40 years. Inflationary pressures may continue into 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
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
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing wars in the Ukraine and the Middle East, which have increased volatility in commodity and energy prices, created supply chain issues and caused instability in financial markets, all of which may continue or worsen in the future. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.
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
Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan credit losses that represents management’s judgment of expected losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan credit losses and additional expenses may be incurred. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance. Further, if actual charge-offs in future periods exceed our estimation of charge-offs, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan credit losses for any reason, such increases could have an adverse effect on our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans and result in loan and other losses.
Real estate values in our markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. At December 31, 2023, $5.25 billion, or 68.5%, of our total LHFI was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.
The geographic concentration of our markets in Texas, Louisiana, Mississippi, and most recently into Alabama and Florida makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike larger financial institutions that are more geographically diversified, we are a regional bank concentrated in the Interstate 20 Corridor between the Dallas/Fort Worth metropolitan area, East Texas, North Louisiana and Jackson, Mississippi, as well as in Houston, Texas. Recently, we expanded our presence into Mobile, Alabama and Fort Walton Beach, Florida. At December 31, 2023, 67.9% of our total loans (by dollar amount), excluding mortgage warehouse lines of credit, were made to borrowers who reside or conduct business in Texas, 19.2% attributable to Louisiana and 6.5% attributable to Mississippi, and majority of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. At December 31, 2023, our non-owner-occupied commercial real estate loans totaled $1.49 billion, or 19.4%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
At December 31, 2023, approximately $2.06 billion, or 26.9%, of our total loans were commercial and industrial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. At December 31, 2023, the size of our average loan held for investment was approximately $538,170. Further, at December 31, 2023, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 10.6% of our outstanding loan portfolio, and 11.2% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees, and the loss of any of these individuals could adversely impact our business or reputation.
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
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals intent on committing cyber-crime. Our controls and protections and those of our vendors could prove inadequate. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other companies in the United States, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of our own. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted, and in some cases, prevented.
Cyber-security risks are growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.

Our business is susceptible to fraud.
The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses.
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
As of December 31, 2023, our total assets were $9.72 billion and we expect our total assets to grow in excess of $10 billion during the 2024 year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to limits on debit interchange fees pursuant to Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment; eligible for potentially a smaller dividend on holdings of Federal Reserve Bank stock; subject to the Volcker Rule’s limitations on proprietary trading and investments or sponsorship in covered funds; subject to the large bank assessment methodology for calculating FDIC insurance premiums; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, among other things, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.
We will become subject to reduced debit interchange income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
Debit card interchange fee restrictions set forth in the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year end. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Our interchange fees for the year ended December 31, 2023, were $8.4 million.

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
The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair our borrowers’ ability to repay loans.
We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have an adverse effect on our business, financial condition and results of operations.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies) and an established and growing demand for mobile and other phone and computer banking applications. The effective use of technology increases efficiency and enables financial institutions to reduce costs as well as service our customers better. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses, and have increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
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
We are dependent on the use of data and modeling in our management’s decision-making and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
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
Historically, we have originated mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2023, 2022 or 2021.

A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels daily. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If our customers move money out of deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest margin, net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Access to liquidity may be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. Recently proposed changes to the Federal Home Loan Bank system could adversely impact the Company’s access to Federal Home Loan Bank borrowings or increase the cost of such borrowings. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment.
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
At December 31, 2023, the fair value of our portfolio of available for sale investment securities was approximately $1.25 billion, which included a net unrealized loss of approximately $154.0 million, before taxes. The decline in the fair value of our available for sale investment securities portfolio during the year ended December 31, 2022, and continuing into the year ended December 31, 2023, negatively impacted total stockholders’ equity, primarily due to the steepening of the short end of the yield curve. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.
We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, account analysis and mortgage servicing. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure or breach of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. In addition, we have engaged a third-party to administer our mortgage servicing activities through a subservicing arrangement. While we endeavor to manage and oversee our third-party vendors, these vendors may have contact with our customers and address customer complaints, which creates reputational and, potentially, regulatory risk. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

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
Banking institutions are also increasingly the target of class action lawsuits. Most recently there has been an increase in class action lawsuits filed claiming deceptive practices or violations of account terms in connection with non-sufficient fees or overdraft charges. We have successfully defended and resolved similar class action lawsuits in the past. However, if a court rules adversely to our defense of any class action lawsuits, or if we enter into a settlement agreement in connection with any class action lawsuit, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition and operating results.

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
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.
The closures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC took action to ensure that depositors of these failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
Risks Related to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.
We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not stockholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Origin Bank can pay to us, and that we can pay to our stockholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than U.S. GAAP alone would generally require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations. See the discussion above at Supervision, Regulation, and Other Factors for an additional discussion of the extensive regulation and supervision the Company and the Bank are subject to.
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
The deposits of Origin Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Beginning in the first quarterly assessment period of 2023, the FDIC deposit insurance premiums were increased by two basis points. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.
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
•publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
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
Additionally, because our primary asset is our investment in the stock of Origin Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. In addition, our and the Bank’s ability to declare and pay dividends depends on numerous laws and banking regulations and guidance that limit our and the Bank’s ability to pay dividends, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

An investment in our common stock is not an insured deposit and is subject to risk of loss.
Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Origin’s information security program is designed to protect the security, availability, integrity, and confidentiality of our computer systems, networks, and software and information assets, including client and other sensitive data. The program is comprised of policies, guidelines, and procedures, which are intended to align with regulatory guidance, and common industry practices. Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management process.
Cybersecurity Risk Management and Strategy
At Origin, we expect each employee to be responsible for the security and confidentiality of client information. We communicate this responsibility to employees upon hiring, and regularly throughout their employment. We require each employee to complete training to protect the confidentiality of client information at the time of hire and during each year of employment. Employees must successfully pass a test to demonstrate understanding of these requirements and provide acknowledgement of their responsibilities.
Additionally, we regularly provide employees with information security awareness training, covering the recognition and appropriate handling of potential phishing emails, which can introduce malware to a company’s network, result in the theft of user credentials and, ultimately, place client or employee data, or other sensitive company data, at risk. Origin employs a number of technical controls to mitigate the risk of phishing emails. We regularly test employees to determine their susceptibility to phishing test emails. We require susceptible employees to take additional training and provide regular reports to management. We additionally maintain procedures for the safe storage and handling and secure disposal of sensitive information.
Origin follows FFIEC guidance in protecting its network and information assets with industry-tested security products and processes. Our Network and Information Security teams actively monitor company networks and systems to detect suspicious or malicious events. The Company evaluates potential cyber risks, as appropriate, in its regular risk assessments. Additionally, we conduct vulnerability scans, and contract with third-party vendors to perform penetration tests against the Company’s network. The Company also engages expert cyber consultants, as necessary and appropriate.
Before engaging third-party service providers, we perform due diligence in order to identify and evaluate their cyber risks. This process is led by the Operational Risk Management team and includes participation of dedicated information security resources. Risk assessments are performed using Service Organization Controls (“SOC”) reports and other tools. Third party service providers processing sensitive client data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cyber security threats and unauthorized access to the sensitive data. After contract executions, third-party service providers undergo ongoing monitoring to ensure they continue to meet their security obligations and other potential cybersecurity threats.
As part of our information security program, we have adopted an Information and Cybersecurity Incident Response Plan (Incident Response Plan), which is primarily overseen by our Vice President, Information Security Officer (“ISO”). The Incident Response Plan describes our processes and procedures for responding to cybersecurity incidents, outlining various work streams, including containment and remediation actions by information technology and security personnel, as well as operational response actions by business, communications, and risk personnel. Our incident response team performs exercises to simulate responses to cybersecurity events.
The Incident Response Plan includes procedures for escalation and reporting of potentially significant cybersecurity incidents to our Chief Operating Officer, Chief Financial Officer, Chief Risk Officer, Chief Legal Counsel, and other executives as needed.

To date, we have not experienced a cybersecurity incident that has materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. Please see Part I, Item 1A. Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.
Cybersecurity Governance
Our Board of Directors is responsible for overseeing our business and affairs, including risks associated with cybersecurity threats. The Board oversees our corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Risk Committee. We created management-level Cyber Risk and Information Technology Committees to govern and oversee the information security program on a day-to-day basis. The Risk Committee receives updates from management regarding review and assessments of cybersecurity and technology risk consistent with FFIEC guidance. Cybersecurity governance is a standing agenda item on each Risk Committee meeting. The Risk Committee reports to the full Board on a quarterly basis, including an overview of all matters discussed and approved at each Risk Committee meeting. Additionally, we have engaged the former Chief Information Officer of a Fortune 500 global technology company to consult with our Board of Directors, management, and management-level Cyber Risk and Information Technology Committees on cybersecurity and data privacy matters.
Our Information Security Officer (“ISO”) is responsible for the Company’s information security program. Our ISO holds a degree in Computer Information Systems and is a graduate of Louisiana Tech University. He possesses over 15 years of experience in diverse technology and information security roles within the financial services sector, with four years experience in the ISO role. In this role, the ISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The ISO is a member of our Corporate Operations group and reports to our Chief Risk Officer, who in turn reports to our President and CEO. The ISO regularly attends Risk Committee meetings to review the Company’s material cybersecurity developments and risks, and otherwise periodically provides relevant cybersecurity updates to the Risk Committee, as appropriate.
Item 2.    Properties
At December 31, 2023, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operated through over 60 locations in Texas, Louisiana and Mississippi, including loan production offices. At December 31, 2023, we had 18 banking centers in North Louisiana, 16 banking centers in the Dallas-Fort Worth metroplex area, nine banking centers in East Texas, ten banking centers in the Houston metroplex, and six banking centers in the Ridgeland, Mississippi area. At December 31, 2023, Origin Bank owned its main office building and 31 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, the terms of which range from month to month to 30 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
At December 31, 2023, our insurance holdings operated through 12 leased offices primarily located in Louisiana.
Item 3.    Legal Proceedings
We are subject to various legal actions that arise from time to time in the ordinary course of business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, at this time, management does not expect any such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol "OBK". Our common stock began trading on the Nasdaq Global Select Market on May 9, 2018. Prior to that date, there was no public trading market for our common stock.
At February 15, 2024, there were approximately 7,247 holders of record of our common stock as reported by our transfer agent.
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors. The primary source for dividends paid to stockholders are dividends or capital distributions paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends. See "Item 1. Business - Regulation and Supervision" above and see Note 17 — Capital and Regulatory Matters contained in Part II, Item 8 of this report.
Equity Compensation Plans
See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq OMX ABA Community Bank TR index (collectively the "Indices") for the period beginning on May 9, 2018, the first day of trading of our common stock, through December 31, 2023. Our stock was previously traded on Nasdaq under the symbol "OBNK", and is currently listed on the New York Stock Exchange under the symbol “OBK”. The following reflects index values as of close of trading, assumes $100.00 invested on May 9, 2018, in our common stock, and the Indices and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.
After careful consideration of industry, average asset size, market capitalization, constituents within the indices, and overall comparability to our compensation peer group, we have determined the most comparable index is represented by the Nasdaq OMX ABA Community Bank TR Index.

	May 9, 2018	Jun 30, 2018	Dec 31, 2018	Jun 30, 2019	Dec 31, 2019	Jun 30, 2020	Dec 31, 2020	Jun 30, 2021	Dec 31, 2021	Jun 30, 2022	Dec 31, 2022	Jun 30, 2023	Dec 31, 2023
Origin Bancorp, Inc.	$100.00	$120.51	$100.48	$97.49	$112.41	$65.87	$83.80	$128.80	$131.00	$119.25	$113.57	$91.54	$112.16
Nasdaq Composite Index	100.00	102.32	90.40	109.08	122.24	137.04	175.34	197.60	213.15	150.26	142.60	187.85	204.52
Nasdaq OMX ABA Community Bank TR Index	100.00	99.32	79.43	89.43	98.17	68.32	88.00	109.88	118.81	101.64	109.08	83.20	106.99
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
At December 31, 2023, there remained $50.0 million of capacity under the stock repurchase program. There were no stock repurchases during the year ended December 31, 2023.

Item 6.     [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Discussion in this Form 10-K includes results of operations and financial condition for 2023 and 2022 and year-over-year comparisons between 2023 and 2022. For discussion on results of operations and financial condition pertaining to 2022 and 2021 and year-over-year comparisons between 2022 and 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates. Please refer to Note 1 — Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this report for a full discussion of our accounting policies, including estimates.
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
Allowance for Loan Credit Losses. The allowance for loan credit losses (“ALCL”) represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The amount of the ALCL is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of ALCL, it could materially and adversely affect our earnings. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are charged against the ALCL when management believes the loss is confirmed.

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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the Current Expected Credit Loss (“CECL”) methodology during the 2020 calendar year with the option to delay the regulatory capital impact for up to two years (beginning January 1, 2020), followed by a three-year transition period. We elected to use the two-year delay of CECL’s impact on our regulatory capital (from January 1, 2020, through December 31, 2021), followed by the three-year transition period of CECL’s initial impact on our regulatory capital (from January 1, 2022, through December 31, 2024), and, accordingly, we began to amortize the CECL adoption impact to our regulatory capital beginning on January 1, 2022. The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $2.5 million and $5.1 million at December 31, 2023 and 2022, respectively.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly-owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently has over 60 locations from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. In early 2024, we entered our new Southeast market with two planned banking locations in Mobile, Alabama and Fort Walton Beach, Florida. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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

Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions, as well as developments affecting the real estate, technology, financial services, insurance, transportation and manufacturing sectors within our target markets.
Results of Operations

	At and for the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Net income	$83,800	$87,715	$108,546

Financial ratios:
ROAA(1)	0.84%	1.01%	1.45%
ROAE(1)	8.38	10.81	15.79

Capital ratio:
Book value per common share	$34.30	$30.90	$30.75
____________________________
(1)All average balances are calculated using average daily balances.
Net Interest Income and Net Interest Margin
Net interest income for the year ended December 31, 2023, was $299.6 million, an increase of $24.3 million, or 8.8%, compared to the year ended December 31, 2022. Increases in interest rates and average interest-earning assets drove increases of $129.4 million and $67.4 million, respectively, in total interest income. The increase in total interest income was partially offset by a $172.5 million increase in interest expense, of which $163.5 million of the increase was driven by increases in interest rates.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The Federal Funds target rate range had increased 525 basis points starting with the Federal Reserve Board’s first rate increase in 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits. Increases in interest rates contributed $107.8 million to the total increase in interest income earned on total LHFI during the year ended December 31, 2023, while rising interest rates increased our total deposit interest expense and FHLB advances and other borrowings interest expense by $152.6 million and $10.3 million, respectively, during the same period.
Interest income earned on LHFI during the year ended December 31, 2023, increased in all loan categories when compared to the year ended December 31, 2022. Interest income earned on real estate loans and commercial and industrial loans contributed $112.5 million and $65.3 million, respectively, of the $181.1 million total increase in interest income earned on LHFI when compared to the year ended December 31, 2022. Increases in average balances and interest rates drove $57.3 million and $55.2 million, respectively, of the total increase in interest income earned on real estate loans, while increases in interest rates drove $44.9 million of the $65.3 million increase in interest income earned on commercial and industrial loans for the comparable periods.
Purchase accounting accretion on acquired loans was $2.0 million for the year ended December 31, 2023, with remaining purchase accounting net loan discounts totaling $222,000 at December 31, 2023. Net purchase accounting accretion income on deposits and subordinated indebtedness totaled $124,000 for the year ended December 31, 2023, bringing the impact from purchase accounting treatment on total net interest income to $2.1 million for the year ended December 31, 2023. Net purchase accounting accretion was $3.3 million during the year ended December 31, 2022.

Towards the end of the first quarter of 2023, in response to the uncertainty in the marketplace surrounding the bank failures that occurred during this time, we strategically borrowed and held approximately $700.0 million in excess cash for contingency liquidity. This excess liquidity was held at a weighted-average rate of 5.17% and added $130.0 million in average interest-bearing assets for the year ended December 31, 2023, which negatively impacted the fully tax-equivalent net interest margin (“NIM-FTE”) by 10 basis points. The $700.0 million in excess cash was repaid by June 30, 2023.
During the third quarter of 2023, we made a strategic decision to sell available for sale investment securities with a book value of $181.9 million, and realized a loss of $7.2 million, in order to use the proceeds to pay down FHLB advances. The impact on the NIM-FTE for the year ended December 31, 2023, was three basis points. While the associated loss resulted in an $0.15 negative impact to diluted EPS for the year ended December 31, 2023, the difference between the relatively low yield on securities sold and the higher cost of FHLB advances was an attractive trade-off, with an estimated annualized positive forward impact to NIM-FTE of 11 basis points, an estimated annualized forward diluted EPS benefit of approximately $0.11 and an estimated earn-back period of 1.7 years. The estimated metrics above use our annualized third quarter of 2023 net income, less any non-operating income items, and added the estimated annualized tax-effected net interest income using a weighted average tax-effected yield of 3.08% on the securities sold and an expected interest rate of 5.62% on the FHLB advances paid off.
During the month ended December 31, 2023, we sold available for sale investment securities with a book value of $78.9 million, and realized a loss of $4.6 million. We intend to use the proceeds in order to support loan growth in our markets, including our new Southeast market; however, in the interim, the proceeds will be held in our interest-earning deposits with banks with an estimated annual yield of 5.4%. Due to the timing of this transaction, it had no impact on our NIM-FTE for the year ended December 31, 2023. While the associated loss resulted in an $0.11 negative impact to diluted EPS for the year ended December 31, 2023, the difference between the relatively low yield on the securities sold and the higher yield of either interest-earning deposits in banks and/or new loan originations as we deploy proceeds was an attractive trade-off. Depending on how long it takes to deploy from cash to loans, we estimate an annualized positive forward impact to NIM-FTE of three to five basis points, an estimated annualized forward diluted EPS benefit of approximately $0.06 to $0.11, and an estimated earn-back period of 1.9 to 1.1 years. The metrics above used the estimated annualized tax-effected net interest income generated in excess of the weighted average tax-effected yield of 2.04% on the securities sold compared to an estimated interest yield of 5.4% if the proceeds are invested in interest-earning deposits at other banks, or 7.7% if the proceeds are used to fund new loan production.
The NIM-FTE was 3.23% for the year ended December 31, 2023, a 19 basis point decrease from the year ended December 31, 2022. The decrease was primarily due to 83 basis points of margin compression experienced during the year ended December 31, 2023, and reflected a 240 basis point increase in interest rates paid on total interest-bearing liabilities offset by a 157 basis point increase in the yield earned on interest-earning assets for the year ended December 31, 2023. The increase in the Federal Funds rate, and the pace at which it increased, caused a shift in average deposit balances reflected in increases of $782.5 million, or 127.0%, in average time deposit balances, and a $413.1 million, or 18.5%, increase in money market deposit balances compared to the year ended December 31, 2022. The change in market interest rates driven primarily by the Federal Funds rate increases during the intervening period was also reflected in the decline of $275.1 million, or 11.4%, in average noninterest-bearing deposits for the year ended December 31, 2023, compared to the year ended December 31, 2022.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the year ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023			2022			2021
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,404,530	$135,117	5.62%	$1,951,246	$88,175	4.52%	$1,501,890	$61,804	4.12%
Construction/land/land development	1,015,178	69,630	6.86	708,758	36,352	5.13	528,618	21,914	4.15
Residential real estate	1,629,589	81,964	5.03	1,143,190	49,635	4.34	916,039	37,045	4.04
Commercial and industrial	2,054,081	155,842	7.59	1,675,719	90,499	5.40	1,627,077	67,064	4.12
Mortgage warehouse lines of credit	314,079	21,476	6.84	420,639	18,732	4.45	753,588	27,470	3.65
Consumer	24,627	1,918	7.79	20,913	1,444	6.91	16,764	972	5.80
LHFI	7,442,084	465,947	6.26	5,920,465	284,837	4.81	5,343,976	216,269	4.05
Loans held for sale	18,055	868	4.81	32,272	1,313	4.07	68,917	2,512	3.65
Loans receivable	7,460,139	466,815	6.26	5,952,737	286,150	4.81	5,412,893	218,781	4.04
Investment securities-taxable	1,295,871	31,682	2.44	1,497,226	27,795	1.86	899,532	14,555	1.62
Investment securities-non-taxable	214,232	5,098	2.38	270,701	7,172	2.65	280,157	6,337	2.26
Non-marketable equity securities held in other financial institutions	67,956	3,408	5.01	58,441	1,802	3.08	48,970	1,181	2.41
Interest-bearing deposits in banks	318,559	16,388	5.14	349,484	3,685	1.05	418,034	802	0.19
Total interest-earning assets	9,356,757	523,391	5.59	8,128,589	326,604	4.02	7,059,586	241,656	3.42
Noninterest-earning assets(2)	584,263			557,642			411,341
Total assets	$9,941,020			$8,686,231			$7,470,927

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,725,929	$144,324	3.05%	$4,066,981	$29,025	0.71%	$3,640,713	$8,842	0.24%
Time deposits	1,398,734	52,133	3.73	616,197	4,484	0.73	607,742	4,576	0.75
Total interest-bearing deposits	6,124,663	196,457	3.21	4,683,178	33,509	0.72	4,248,455	13,418	0.32
FHLB advances & other borrowings	327,792	17,258	5.26	444,426	9,411	2.12	337,076	4,654	1.38
Subordinated indebtedness	198,856	10,119	5.09	176,028	8,406	4.78	157,304	7,332	4.66
Total interest-bearing liabilities	6,651,311	223,834	3.37	5,303,632	51,326	0.97	4,742,835	25,404	0.54
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,147,019			2,422,132			1,905,045
Other liabilities(2)	142,786			148,984			135,399
Total liabilities	8,941,116			7,874,748			6,783,279
Stockholders’ Equity	999,904			811,483			687,648
Total liabilities and stockholders’ equity	$9,941,020			$8,686,231			$7,470,927
Net interest spread			2.22%			3.05%			2.88%
Net interest income and margin		$299,557	3.20		$275,278	3.39		$216,252	3.06
Net interest income and margin - (tax equivalent)(3)		$302,132	3.23		$278,403	3.42		$219,155	3.10
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Includes Government National Mortgage Association ("GNMA") repurchase average balances of $1.1 million, $33.6 million, $53.9 million for the year ended December 31, 2023, 2022 and 2021, respectively. The GNMA repurchase asset and liability are recorded as equal offsetting amounts in the consolidated balance sheets, with the asset included in loans held for sale and the liability included in FHLB advances and other borrowings. During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023. For more information on the GNMA repurchase option, see Note 9 — Mortgage Banking in the notes to our consolidated financial statements.
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

	Year Ended December 31, 2023 vs. Year Ended December 31, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$20,483	$26,459	$46,942
Construction/land/land development	15,716	17,562	33,278
Residential real estate	21,118	11,211	32,329
Commercial and industrial	20,434	44,909	65,343
Mortgage warehouse lines of credit	(4,745)	7,489	2,744
Consumer	256	218	474
Loans held for sale	(578)	133	(445)
Loans receivable	72,684	107,981	180,665
Investment securities-taxable	(3,738)	7,625	3,887
Investment securities-non-taxable	(1,496)	(578)	(2,074)
Non-marketable equity securities held in other financial institutions	293	1,313	1,606
Interest-bearing deposits in banks	(326)	13,029	12,703
Total interest-earning assets	67,417	129,370	196,787
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	4,703	110,596	115,299
Time deposits	5,694	41,955	47,649
FHLB advances & other borrowings	(2,470)	10,317	7,847
Subordinated indebtedness	1,090	623	1,713
Total interest-bearing liabilities	9,017	163,491	172,508
Net interest income	$58,400	$(34,121)	$24,279

	Year Ended December 31, 2022 vs. Year Ended December 31, 2021
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$18,491	$7,880	$26,371
Construction/land/land development	7,468	6,970	14,438
Residential real estate	9,186	3,404	12,590
Commercial and industrial	2,005	21,430	23,435
Mortgage warehouse lines of credit	(12,137)	3,399	(8,738)
Consumer	240	232	472
Loans held for sale	(1,336)	137	(1,199)
Loans receivable	23,917	43,452	67,369
Investment securities-taxable	9,671	3,569	13,240
Investment securities-non-taxable	(214)	1,049	835
Non-marketable equity securities held in other financial institutions	229	392	621
Interest-bearing deposits in banks	(131)	3,014	2,883
Total interest-earning assets	33,472	51,476	84,948
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	1,035	19,148	20,183
Time deposits	64	(156)	(92)
FHLB advances & other borrowings	1,482	3,275	4,757
Subordinated indebtedness	873	201	1,074
Total interest-bearing liabilities	3,454	22,468	25,922
Net interest income	$30,018	$29,008	$59,026

Provision for Credit Losses
We recorded a provision expense of $16.8 million for the year ended December 31, 2023, a $7.9 million decrease from $24.7 million for the year ended December 31, 2022. The decrease was primarily due to the $14.9 million provision for loan credit losses on non-PCD loans associated with the BTH merger that occurred on August 1, 2022, offset by an increase in loan provision primarily due to loan growth during the intervening period, as well as increases in required reserves on individually evaluated loans at December 31, 2023, compared to December 31, 2022. In addition, we recorded a release of credit loss provision of $836,000 on our investment securities during the year ended December 31, 2023, an improvement of $1.6 million from a provision expense of $732,000 during the year ended December 31, 2022. Net charge-offs were $7.8 million during the year ended December 31, 2023, compared to $4.6 million during the year ended December 31, 2022. The ALCL to nonperforming LHFI was 321.66% at December 31, 2023, compared to 876.87% at December 31, 2022, primarily driven by a $20.2 million increase in nonperforming LHFI compared to December 31, 2022. The increase in nonperforming loans was driven by increases of $14.5 million and $5.3 million in commercial and industrial and nonperforming residential real estate loans, respectively.
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
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
Noninterest income:	2023	2022	2021	$ Change	% Change	$ Change	% Change
Insurance commission and fee income	$25,085	$22,869	$13,098	$2,216	9.7%	$9,771	74.6%
Service charges and fees	18,803	17,669	15,049	1,134	6.4	2,620	17.4
Mortgage banking revenue	3,356	6,722	12,927	(3,366)	(50.1)	(6,205)	(48.0)
Other fee income	3,871	3,530	2,879	341	9.7	651	22.6
Swap fee income	1,277	457	814	820	N/M	(357)	(43.9)
(Loss) gain on sales of securities, net	(11,635)	1,664	1,748	(13,299)	N/M	(84)	(4.8)
Limited partnership investment gain (loss) income	405	(199)	5,701	604	N/M	(5,900)	(103.5)
Gain (loss) on sales and disposals of other assets, net	64	(175)	(185)	239	N/M	10	(5.4)
Change in fair value of equity investments	10,096	—	—	10,096	N/A	—	N/A
Other income	7,013	4,737	10,162	2,276	48.0	(5,425)	(53.4)
Total noninterest income	$58,335	$57,274	$62,193	$1,061	1.9	$(4,919)	(7.9)

____________________________ N/M = Not meaningful. N/A = Not applicable.

Noninterest income for the year ended December 31, 2023, increased by $1.1 million, or 1.9%, to $58.3 million, compared to $57.3 million for the year ended December 31, 2022. The increase was primarily due to increases of $10.1 million, $2.3 million and $2.2 million in the change in fair value of equity investments, other noninterest income and insurance commission and fee income, respectively. The BTH merger contributed $1.8 million of the noninterest income increase between the two periods, primarily reflected in service charges and fee income. The increases were partially offset by an increase of $13.3 million in the loss on sales of securities, net, and a decrease of $3.4 million in mortgage banking revenue, respectively.
Insurance commission and fee income. The $2.2 million increase in insurance commission and fee income was mainly due to increases in new commercial accounts combined with higher contingency income earned due to lower claims for catastrophic events experienced by our insurance agency counterparties during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Mortgage banking revenue. The $3.4 million decrease in mortgage banking revenue compared to the year ended December 31, 2022, was primarily due to a slowdown in the residential housing market brought on by higher mortgage interest rates, and in some key markets, continued housing supply shortages, leading to overall lower lending during the period. During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of its mortgage servicing rights asset and recognized an impairment of $1.8 million. The Company plans to sell approximately $17.4 million in mortgage servicing rights, representing approximately $1.39 billion in unpaid principal balances, subject to successful negotiation of a definitive purchase and sale agreement and satisfaction of all closing conditions. Late in the year ended December 31, 2022, we recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio. We sold the GNMA MSR, with no significant additional gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability early in the year ended December 31, 2023.
(Loss) gain on sales of securities, net. The loss on sales of securities was due to the sale of available for sale investment securities with a book value of $260.8 million, which realized a loss on sale of $11.8 million during the second half of 2023. We used the proceeds from the sales to pay down FHLB advances and support loan growth in our markets. Please see the Net Interest Income and Net Interest Margin section above for more information on these transactions.
Change in fair value of equity investments. The $10.1 million increase in change in fair value of equity investments was due to a gain realized from a positive valuation adjustment on one of our non-marketable equity securities, which qualified for the practical expedient under which we carry these securities at cost adjusted for any observable transactions during the period, less any impairment. During the year ended December 31, 2023, we observed multiple orderly transactions for identical equity securities indicating a price change had occurred and adjusted our basis upwards accordingly.
Other noninterest income. The $2.3 million increase in other noninterest income was primarily due to a positive fair value adjustment of our municipal securities of $726,000 for the year ended December 31, 2023, compared to a negative fair value adjustment of $854,000 for the year ended December 31, 2022.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
Noninterest expense:	2023	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$138,819	$118,971	$93,026	$19,848	16.7%	$25,945	27.9%
Occupancy and equipment, net	26,783	20,203	17,347	6,580	32.6	2,856	16.5
Data processing	11,590	10,456	9,117	1,134	10.8	1,339	14.7
Intangible asset amortization	9,628	5,488	844	4,140	75.4	4,644	N/M
Office and operations	10,834	8,120	6,399	2,714	33.4	1,721	26.9
Professional services	5,931	3,813	3,644	2,118	55.5	169	4.6
Loan-related expenses	5,035	6,097	7,688	(1,062)	(17.4)	(1,591)	(20.7)
Advertising and marketing	5,986	4,431	3,438	1,555	35.1	993	28.9
Electronic banking	4,712	3,958	3,563	754	19.1	395	11.1
Franchise tax expense	3,334	3,582	2,538	(248)	(6.9)	1,044	41.1
Regulatory assessments	6,456	3,547	2,904	2,909	82.0	643	22.1
Communications	1,527	1,246	1,574	281	22.6	(328)	(20.8)
Merger-related expense	—	6,171	—	(6,171)	(100.0)	6,171	N/A
Other expenses	4,581	4,336	4,697	245	5.7	(361)	(7.7)
Total noninterest expense	$235,216	$200,419	$156,779	$34,797	17.4	$43,640	27.8
____________________________
N/M = Not meaningful.
N/A = Not applicable.
Noninterest expense for the year ended December 31, 2023, increased by $34.8 million, or 17.4%, to $235.2 million, compared to $200.4 million for the year ended December 31, 2022. The BTH merger contributed $18.1 million the total increase, excluding merger-related expenses.
Salaries and employee benefits. The $19.8 million increase in salaries and employee benefits expenses was primarily driven by increases of $15.0 million, $1.2 million and $1.1 million in salary expense, incentive compensation and medical self-insurance costs, respectively, for the year ended December 31, 2023, compared to the year ended December 31, 2022.
•The BTH merger contributed $7.5 million to the total salaries and employee benefits increase, primarily due to an additional seven months of BTH expense during the year ended December 31, 2023, compared to five months of BTH expense during the year ended December 31, 2022.
•The impact of the cost of living increases made in August 2022 and annual cost of living adjustments and raises made on March 1, 2023, increased the comparative change in salaries and employee benefits between the two periods.
Occupancy and equipment, net. The $6.6 million increase was primarily due to the BTH merger that closed on August 1, 2022, which contributed $3.3 million to the total increase. Additionally, the increase was due to the addition of two new banking locations and two mortgage production offices being added during the intervening period.
Intangible asset amortization expense. The $4.1 million increase was primarily due to the core deposit intangible established in conjunction with the BTH merger.
Office and operations. These increases were mainly due to increases in connection with the BTH merger.
Professional services. The increase was mainly due to a $1.1 million increase in consulting expense.
Regulatory assessment. The $2.9 million increase in regulatory assessments was driven primarily by an increase in the blended FDIC’s Uniform Assessment rate to 7.10% at December 31, 2023, from 4.09% at December 31, 2022, which was primarily the result of growth in our average assets during the intervening period.

Merger-related expense. The $6.2 million merger-related expenses in 2022 were associated with the BTH merger that was closed on August 1, 2022, while no comparable expense occurred during the year ended December 31, 2023.
Income Tax Expense
For the year ended December 31, 2023, we recognized income tax expense of $22.1 million, compared to $19.7 million for the year ended December 31, 2022. Our effective tax rate was 20.9% for the year ended December 31, 2023, compared to 18.4% for the year ended December 31, 2022. The effective tax rate was higher for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher state income taxes as a result of higher state income, as well as an increase in stock compensation tax expense during the year ended December 31, 2023.
Comparison of Financial Condition at December 31, 2023, and December 31, 2022
General
Total assets increased by $36.5 million, or 0.4%, to $9.72 billion at December 31, 2023, from $9.69 billion at December 31, 2022. The increase in total assets is primarily due to an increase of $570.9 million, or 8.1%, in our loans held for investment (“LHFI”). LHFI was $7.66 billion at December 31, 2023, compared to $7.09 billion at December 31, 2022. The increase was partially offset by decreases of $387.9 million and $78.5 million in available for sale securities and cash and cash equivalents, respectively. Available for sale securities and cash and cash equivalents were $1.25 billion and $280.4 million at December 31, 2023, respectively compared to $1.64 billion and $359.0 million at December 31, 2022, respectively.
Federal Home Loan Bank advances, repurchase obligations and other borrowings decreased $555.6 million, or 86.9%, to $83.6 million at December 31, 2023, from $639.2 million at December 31, 2022, offset by a $475.4 million, or 6.1%, increase in total deposits to $8.25 billion at December 31, 2023, from $7.78 billion at December 31, 2022. Total deposits increased at December 31, 2023, compared to December 31, 2022, primarily due to increases in brokered time deposits and money market deposits.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At December 31, 2023, 77.1% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 78.8% at December 31, 2022.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	December 31, 2023		December 31, 2022		2023 vs. 2022
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,442,734	31.9%	$2,304,678	32.6%	$138,056	6.0%
Construction/land/land development	1,070,225	14.0	945,625	13.3	124,600	13.2
Residential real estate	1,734,935	22.6	1,477,538	20.8	257,397	17.4
Total real estate	5,247,894	68.5	4,727,841	66.7	520,053	11.0
Commercial and industrial	2,059,460	26.9	2,051,161	28.9	8,299	0.4
Mortgage warehouse lines of credit	329,966	4.3	284,867	4.0	45,099	15.8
Consumer	23,624	0.3	26,153	0.4	(2,529)	(9.7)
Total LHFI	$7,660,944	100.0%	$7,090,022	100.0%	$570,922	8.1
______________________
(1)Includes owner-occupied CRE of $953.8 million and $843.0 million at December 31, 2023, and 2022, respectively.

At December 31, 2023, total LHFI were $7.66 billion, an increase of $570.9 million, or 8.1%, compared to $7.09 billion at December 31, 2022. The increase was primarily driven by loan growth of $520.1 million in real estate loans. Total LHFI at December 31, 2023, excluding mortgage warehouse lines of credit, was $7.33 billion, reflecting an increase of $525.8 million, or 7.7%, compared to December 31, 2022. Our lending focus continues to be on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.

A significant portion, 31.9%, of our LHFI portfolio at December 31, 2023, consisted of CRE loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the CRE loan portfolio, by portfolio industry sector and collateral location as of December 31, 2023.

	December 31, 2023
(Dollars in thousands)	Louisiana State	Mississippi State	Texas State	All other states	Total
Non-owner occupied CRE:
Office building	$24,165	$49,501	$281,160	$21,065	$375,891
Retail shopping	47,633	36,200	206,309	104,677	394,819
Real estate & construction	35,253	5,234	138,369	54,314	233,170
Healthcare	47,905	5,865	113,686	35,931	203,387
Hotels	51,238	36,790	7,085	9,902	105,015
All others sectors	17,192	8,626	114,247	36,565	176,630
Total non-owner occupied CRE	223,386	142,216	860,856	262,454	1,488,912
Owner-occupied CRE:
Real estate & construction	$44,764	$21,939	$175,688	$13,146	$255,537
Retail shopping	15,190	191	120,075	98	135,554
Consumer Services	23,513	4,715	45,040	—	73,268
Entertainment & Recreation	21,432	10,658	37,890	—	69,980
All others sectors	120,081	25,545	205,184	68,673	419,483
Total owner-occupied CRE	224,980	63,048	583,877	81,917	953,822
Total CRE loans	$448,366	$205,264	$1,444,733	$344,371	$2,442,734

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at December 31, 2023. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	December 31, 2023
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$382,457	$1,545,582	$496,836	$17,859	$2,442,734
Construction/land/land development	310,988	582,521	138,852	37,864	1,070,225
Residential real estate	103,946	716,411	121,440	793,138	1,734,935
Total real estate	797,391	2,844,514	757,128	848,861	5,247,894
Commercial and industrial	860,534	1,093,768	105,025	133	2,059,460
Mortgage warehouse lines of credit	329,966	—	—	—	329,966
Consumer	9,234	13,393	485	512	23,624
Total LHFI	$1,997,125	$3,951,675	$862,638	$849,506	$7,660,944

Amounts with fixed rates	$475,146	$2,275,168	$517,740	$151,555	$3,419,609
Amounts with variable rates	1,521,979	1,676,507	344,898	697,951	4,241,335
Total	$1,997,125	$3,951,675	$862,638	$849,506	$7,660,944
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $34.8 million of unpaid principal balance PCD loans at December 31, 2023, and $48.1 million of unpaid principal balance PCD loans at December 31, 2022.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	December 31, 2023	December 31, 2022
Commercial real estate	$786	$526
Construction/land/land development	305	270
Residential real estate	13,037	7,712
Commercial and industrial	15,897	1,383
Consumer	90	49
Total nonperforming LHFI	30,115	9,940
Nonperforming loans held for sale	—	3,933
Total nonperforming loans	30,115	13,873
Other real estate owned:
Commercial real estate, construction/land/land development	3,068	—
Residential real estate	846	806
Total other real estate owned	3,914	806
Other repossessed assets owned	15	—
Total repossessed assets owned	3,929	806
Total nonperforming assets	$34,044	$14,679
Loan modifications made to borrowers experiencing financial difficulty - nonaccrual(1)	$8,388	$4,389
Loan modifications made to borrowers experiencing financial difficulty - accruing(1)	28,969	3,248
Total LHFI	7,660,944	7,090,022
Ratio of nonperforming LHFI to total LHFI	0.39%	0.14%
Ratio of nonperforming assets to total assets	0.35	0.15
______________________
(1)December 31, 2022, amounts were previously disclosed as troubled debt restructured (“TDR”) loans under Accounting Standards Codification 310-40. Accounting Standards Update 2022-02 eliminated the TDR guidance effective for public business entities on January 1, 2023.
At December 31, 2023, total nonperforming LHFI increased by $20.2 million from December 31, 2022. The increase in nonperforming LHFI was driven by increases of $14.5 million and $5.3 million in nonperforming commercial and industrial loans and residential real estate loans, respectively. The net increase in nonperforming commercial and industrial loans was mainly due to two relationships totaling $11.1 million, which maintained reserves of $5.2 million as of December 31, 2023. The increase in nonperforming residential real estate loans was driven by a reclassification of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the year ended December 31, 2023, which contributed a $5.8 million increase in nonperforming residential real estate loans, with government guarantees of $5.0 million. The residential real estate loans carry government guarantees and considering the guaranty, as well as the value, of the underlying collateral resulted in an immaterial impact to the ALCL. Please see Note 4 — Loans to our consolidated financial statements contained in Part II, Item 8 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have low expectations for the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2023, is included in Note 4 — Loans to our consolidated financial statements contained in Part II, Item 8 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We applied a probability of default, loss given default loss methodology to the loan pools at December 31, 2023. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

The following table presents the allowance for credit loss by loan category:
	December 31,
(Dollars in thousands)	2023		2022
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$19,625	31.9%	$19,772	32.6%
Construction/land/land development	9,990	14.0	7,776	13.3
Residential real estate	10,619	22.6	8,230	20.8
Commercial and industrial	55,330	26.9	50,148	28.9
Mortgage warehouse lines of credit	529	4.3	379	4.0
Consumer	775	0.3	856	0.4
Total	$96,868	100.0%	$87,161	100.0%
___________________________
(1)Represents the ratio of each loan type to total LHFI.

Our ALCL increased by $9.7 million, or 11.1%, to $96.9 million at December 31, 2023, from $87.2 million at December 31, 2022. The ratio of ALCL to total LHFI increased to 1.26% at December 31, 2023, compared to 1.23% at December 31, 2022. Qualitative factor changes across the Company’s risk pools drove a $6.7 million increase in the ALCL, with the allowance for individually evaluated loans contributing another $4.4 million of the increase for the year ended December 31, 2023, when compared to the year ended December 31, 2022.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Years Ended December 31,
ALCL	2023	2022
Balance at beginning of period	$87,161	$64,586
ALCL - BTH merger	—	5,527
Provision for loan credit losses	17,514	21,613
Charge-offs:
Commercial real estate	42	166
Residential real estate	27	91
Commercial and industrial	11,833	8,459
Consumer	147	43
Total charge-offs	12,049	8,759
Recoveries:
Commercial real estate	140	40
Construction/land/land development	3	211
Residential real estate	17	102
Commercial and industrial	4,068	3,825
Consumer	14	16
Total recoveries	4,242	4,194
Net charge-offs	7,807	4,565
Balance at end of period	$96,868	$87,161
Ratio of ALCL to:
Nonperforming LHFI	321.66%	876.87%
LHFI	1.26	1.23
Net charge-offs as a percentage of:
Provision for loan credit losses	44.58	21.12
ALCL	8.06	5.24
Average LHFI	0.10	0.08
The ALCL to nonperforming LHFI decreased to 321.66% at December 31, 2023, compared to 876.87% at December 31, 2022, primarily driven by a $20.2 million increase in nonperforming LHFI at December 31, 2023. Past due loans to total LHFI increased to 0.34% at December 31, 2023, compared to 0.15% at December 31, 2022.
The steep incline in the interest rate environment driven by the Federal Reserve Board’s Federal Funds rate setting policy, as outlined in the Results of Operations section above, has negatively impacted borrowers with variable or floating rate loans causing their cost of borrowings to increase significantly over the last eighteen months. This has put pressure on borrower’s cash flow and contributed to higher overall nonperforming loans at December 31, 2023 compared to December 31, 2022.

Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. We use the securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk and meet collateral as well as regulatory capital requirements. We manage the securities portfolio to optimize returns while maintaining an appropriate level of risk. Securities within the portfolio are classified as either held-to-maturity, available-for-sale or at fair value through income, based on the intent and objective of the investment and the ability to hold to maturity. Unrealized gains and losses arising in the available for sale portfolio as a result of changes in the fair value of the securities are reported on an after-tax basis as a component of accumulated other comprehensive (loss) income in stockholders’ equity while securities classified as held to maturity are carried at amortized cost. For further discussion of the valuation components and classification of investment securities, see Note 1 — Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8 of this report.
Our securities portfolio totaled $1.27 billion at December 31, 2023, representing a decrease of $387.1 million, or 23.3%, from $1.66 billion at December 31, 2022. The decrease was primarily due to sales, maturities and calls, as well as normal principal paydowns, which was partially offset by decrease in unrealized losses during the year ended December 31, 2023. During the last few days of the quarter ended September 30, 2023, we made a strategic decision to sell available for sale investment securities with a book value of $181.9 million and realized a loss of $7.2 million, the proceeds of which were used to pay down FHLB advances. In order to support loan operations heading into 2024, during the last quarter of the 2023 year we sold available for sale investment securities with a book value of $78.9 million and realized a loss of $4.6 million.
Our available for sale portfolio totaled $1.25 billion at December 31, 2023, and represented 98.6% of our total security portfolio and is comprised of 47.8% mortgage-backed, 22.5% municipal, 6.4% treasury/agency, 13.2% collateralized mortgage obligations and 10.1% corporate/asset-backed securities. Our available for sale portfolio totaled $1.64 billion at December 31, 2022, and represented 98.9% of our total security portfolio and was comprised of 40.5% mortgage-backed, 23.7% municipal, 15.1% treasury/agency, 11.3% collateralized mortgage obligations and 9.4% corporate/asset-backed securities.
The securities portfolio had a weighted average effective duration of 4.28 years at December 31, 2023, compared to 4.24 years at December 31, 2022. For additional information regarding our securities portfolio, please see Note 3 — Securities to our consolidated financial statements contained in Part II, Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2023		2022
Available for sale:	Carrying Amount	% of Total	Carrying Amount	% of Total
State and municipal securities	$282,126	22.5%	$389,477	23.7%
Corporate bonds	83,635	6.7	82,258	5.0
U.S. government and agency securities	79,640	6.4	248,420	15.1
Commercial mortgage-backed securities	93,396	7.5	91,943	5.6
Residential mortgage-backed securities	506,502	40.3	572,303	34.9
Commercial collateralized mortgage obligations	35,183	2.8	38,813	2.4
Residential collateralized mortgage obligations	130,144	10.4	146,370	8.9
Asset-backed securities	43,005	3.4	71,900	4.4
Total	$1,253,631	100.0%	$1,641,484	100.0%
Held to maturity:
State and municipal securities, net of allowance	$11,615		$11,275
Securities carried at fair value through income:
State and municipal securities	$6,808		$6,368

The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2023. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2023
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)	$17,798	0.42%	$36,964	1.85%	$83,551	2.15%	$143,813	2.17%	$282,126	2.01%
Corporate bonds	3,970	4.23	9,197	3.75	70,124	4.64	344	4.50	83,635	4.52
U.S. government and agency securities	45,392	1.44	30,653	1.27	—	—	3,595	1.60	79,640	1.38
Commercial mortgage-backed securities	—	—	80,082	1.66	13,314	1.58	—	—	93,396	1.65
Residential mortgage-backed securities	—	—	3,643	2.87	76,237	1.52	426,622	1.92	506,502	1.87
Commercial collateralized mortgage obligations	—	—	22,902	1.66	12,281	1.80	—	—	35,183	1.71
Residential collateralized mortgage obligations	—	—	—	—	10,239	2.82	119,905	1.96	130,144	2.03
Asset-backed securities	—	—	—	—	—	—	43,005	6.54	43,005	6.54
Total securities available for sale	$67,160	1.33	$183,441	1.76	$265,746	2.61	$737,284	2.24	$1,253,631	2.20
Held to maturity:
State and municipal securities (1)	—	—	—	—	5,164	6.91	6,514	2.50	11,678	4.45
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	6,808	4.51	6,808	4.51
Total	$67,160	1.33	$183,441	1.76	$270,910	2.69	$750,606	2.26	$1,272,117	2.23
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
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate cost exceeded 10.0% of consolidated stockholders’ equity at December 31, 2023 or 2022. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.

Securities Carried at Fair Value through Income
At December 31, 2023 and 2022, we held one fixed rate community investment bond of $6.8 million and $6.4 million, respectively. We elected the fair value option on this security to offset corresponding changes in the fair value of related interest rate swap agreements.
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
Total deposits increased at December 31, 2023, compared to December 31, 2022, primarily due to increases in brokered time deposits and money market deposits, which increased by $439.6 million and $330.2 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $562.8 million compared to December 31, 2022. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,919,638	23.3%	$2,482,475	32.0%	$(562,837)	(22.7)%
Money market	2,772,807	33.6	2,442,559	31.4	330,248	13.5
Interest-bearing demand	1,875,864	22.7	1,737,158	22.3	138,706	8.0
Time deposits	967,901	11.7	781,880	10.0	186,021	23.8
Brokered time deposits	444,989	5.4	5,407	0.1	439,582	N/M
Savings	269,926	3.3	326,223	4.2	(56,297)	(17.3)
Total deposits	$8,251,125	100.0%	$7,775,702	100.0%	$475,423	6.1
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Years Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,788,423	$50,033	2.80%	$1,545,581	$11,007	0.71%	$1,396,805	$2,822	0.20%
Money market	2,646,447	91,685	3.46	2,233,390	17,501	0.78	2,011,827	5,863	0.29
Time deposits	928,694	27,892	3.00	611,195	4,476	0.73	607,742	4,576	0.75
Brokered time deposits	470,040	24,241	5.16	5,002	8	0.16	—	—	—
Savings	291,059	2,606	0.90	288,010	517	0.18	232,081	157	0.07
Total interest-bearing	6,124,663	196,457	3.21	4,683,178	33,509	0.72	4,248,455	13,418	0.32
Noninterest-bearing demand	2,147,019	—		2,422,132	—		1,905,045	—
Total average deposits	$8,271,682	$196,457	2.38	$7,105,310	$33,509	0.47	$6,153,500	$13,418	0.22
Our average deposit balance was $8.27 billion for the year ended December 31, 2023, an increase of $1.17 billion, or 16.4%, from $7.11 billion for the year ended December 31, 2022. The average annualized rate paid on our interest-bearing deposits for the year ended December 31, 2023, was 3.21%, compared to 0.72% for the year ended December 31, 2022.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 17, 2022, when the Federal Reserve Board started a series of eleven Federal Funds target range rate increases cumulating in a 525 basis point increase to the current target range of 5.25% to 5.50%. Our current deposit rates have not yet completely absorbed all of the market interest rate increases that have occurred during the year ended December 31, 2023.
Average noninterest-bearing deposits during the year ended December 31, 2023, were $2.15 billion, compared to $2.42 billion at December 31, 2022, a decrease of $275.1 million, or 11.4%, and represented 26.0% and 34.1% of average total deposits for the year ended December 31, 2023 and 2022, respectively. Noninterest-bearing deposits are impacted by the higher interest rate environment, as customers move out of noninterest-bearing deposit balances into higher interest-earning investments.
The following table presents the maturity distribution of our time deposits and the amount of such deposits in excess of the FDIC insurance limit at December 31, 2023. There were no otherwise uninsured time deposits below the FDIC insurance limit at December 31, 2023. The estimated total amount of uninsured deposits at December 31, 2023 and 2022, was $3.58 billion and $4.19 billion, respectively.

(Dollars in thousands) Remaining maturity:	U.S. Time Deposits in Excess of the FDIC Insurance Limit	Total Time & Brokered Time Deposits
3 months or less	$82,865	$506,313
Over 3 through 6 months	72,627	383,610
Over 6 through 12 months	97,583	422,843
Over 12 months	17,320	100,124
Total	$270,395	$1,412,890

The following table reflects the estimated total amount of uninsured and uncollateralized deposits for the periods indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Total deposits	$8,251,125	$7,775,702
Estimated insured deposits:
FDIC insured	(3,425,268)	(3,331,724)
FDIC insured reciprocal	(801,699)	(245,621)
FDIC insured brokered time deposits	(444,989)	(5,407)
Total estimated FDIC insured deposits	(4,671,956)	(3,582,752)
Estimated FDIC uninsured deposits	3,579,169	4,192,950
Collateralized public funds	(849,603)	(762,366)
Estimated uninsured/uncollateralized deposits	$2,729,566	$3,430,584
Percentage of estimated uninsured/uncollateralized deposits to total deposits	33.1%	44.1%
Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Short-term FHLB advances	$70,000	$550,000
Long-term FHLB advances	6,474	6,740
GNMA repurchase liability	—	24,569
Overnight repurchase agreements with depositors	7,124	27,921
Correspondent short-term borrowings	—	30,000
Total FHLB advances and other borrowings	$83,598	$639,230
Subordinated indebtedness, net	$194,279	$201,765
Short-term FHLB advances decreased $480.0 million, or 87.3%, at December 31, 2023, compared to December 31, 2022. During the last few days of the quarter ended September 30, 2023, we made a strategic decision to sell available for sale investment securities with a book value of $181.9 million and realized a loss of $7.2 million, and used the proceeds to pay down FHLB advances.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year and the subordinated indebtedness captioned and described below. Interest rates for FHLB long-term advances outstanding at December 31, 2023 and 2022, ranged from 1.99% to 4.57% and were subject to restrictions or penalties in the event of prepayment.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 2.21% and 0.24% for the years ended December 31, 2023, and 2022, respectively.
At December 31, 2023, we held 31 unfunded letters of credit from the FHLB totaling $693.6 million with expiration dates ranging from January 14, 2024, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers’ businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under our borrowing capacity from the FHLB at December 31, 2023 and 2022, were $2.01 billion and $1.29 billion, respectively.
Additionally, at December 31, 2023 and 2022, we had the ability to borrow $1.42 billion and $1.23 billion from the discount window at the Federal Reserve Bank of Dallas ("FRB"), with $1.69 billion and $1.76 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at both December 31, 2023 and 2022.

Holding Company Line of Credit
The Company has a line of credit under the terms of which the loan amount shall not exceed an aggregate principal balance of $100 million, consisting of an initial $50.0 million extension of credit and any one or more potential incremental revolving loan amounts that the lender may make in its sole discretion, up to an aggregate principal of $50.0 million, upon the request of the Company. The revolving line of credit matures on October 27, 2024, and the Company had no balance outstanding on this revolving credit loan under the Loan Agreement at December 31, 2023, and $30.0 million outstanding at December 31, 2022.
Subordinated Indebtedness
Included in subordinated indebtedness, net in the table above, are $37.6 million of subordinated promissory notes ("BTH Notes") assumed from BTH in conjunction with the merger on August 1, 2022. At December 31, 2023, the Company had BTH Notes of $34.7 million with maturity dates ranging from December 2024 to June 2031. Interest rates on the BTH Notes primarily reprice quarterly and range from Prime +50 bps to Prime +175 bps, with a floor of 3.875% on all the BTH Notes, and ceilings ranging from 6.125% to 6.375%.
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. On June 30, 2023, in conjunction with the customary fallback provision upon the discontinuation of LIBOR, the rate for the floating rate periods from and including February 15, 2025, on these notes transitioned to the three-month term SOFR plus 308 basis points. Origin Bank is entitled to redeem the 4.25% Notes, in whole or in part, on or after February 15, 2025, and to redeem the 4.25% Notes at any time in whole upon certain other specified events. The 4.25% Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50%, payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and a portion of the proceeds was transferred to Origin Bank during the fourth quarter of 2020, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank. During the year ended December 31, 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company repurchased $5.0 million of the 4.50% notes in conjunction the Federal Deposit Insurance Corporation’s failed bank resolution process.
On August 1, 2022, the Company assumed BTH’s obligations with respect to $7.2 million in aggregate principal amount of junior subordinated debentures issued to a statutory trust of BTH ("BTH TruPS"). The BTH TruPS and the Company’s two other wholly-owned, unconsolidated subsidiary grantor trusts were established for the purpose of issuing trust preferred securities.
For additional information regarding our holding company line of credit, subordinated indebtedness, including the junior subordinated debentures underlying the issuance of trust preferred securities, please see Note 11 — Borrowings in the notes to our consolidated financial statements contained in Part II, Item 8 of this report.
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

Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. At December 31, 2023 and 2022, our cash and liquid securities totaled 10.9% and 12.1% of total assets, respectively, providing liquidity to support our existing operations.
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including the funding of the payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The available cash balances as noted in the table below are available for the general corporate purposes described above, as well as providing capital support to the Bank. In addition, the Company has a line of credit as referenced above under Holding Company Line of Credit.
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Available cash balances at the holding company (unconsolidated)	$87,698	$99,810
Cash and liquid securities as a percentage of total assets	10.9%	12.1%
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
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits. See Note 11 — Borrowings to our consolidated financial statements contained in Part II, Item 8 of this report for additional borrowing capacity and outstanding advances at the FHLB.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either December 31, 2023 or 2022. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the discount window of the FRB using our commercial and industrial loans as collateral. There were no borrowings against this line at December 31, 2023.
In the normal course of business as a financial services provider, we enter into various financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments are discussed in more detail in Note 18 — Commitments and Contingencies to our consolidated financial statements contained in Part II, Item 8 of this report.

Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2023	$949,943
Net income	83,800
Other comprehensive income, net of tax	38,852
Dividends declared - common stock ($0.60 per share)	(18,797)
Other	9,107
Balance at December 31, 2023	$1,062,905
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
There were no stock repurchases during the year ended December 31, 2023 or 2022.
The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in 2023. There was no impact to our financial condition or result of operations as a result of this tax.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2023 and 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	December 31, 2023		December 31, 2022
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,012,916	11.83%	$906,859	10.93%
Tier 1 capital (to risk-weighted assets)	1,028,729	12.01	922,584	11.12
Total capital (to risk-weighted assets)	1,286,604	15.02	1,180,665	14.23
Tier 1 capital (to average total consolidated assets)	1,028,729	10.50	922,584	9.66

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,019,732	11.95%	$952,579	11.50%
Tier 1 capital (to risk-weighted assets)	1,019,732	11.95	952,579	11.50
Total capital (to risk-weighted assets)	1,188,000	13.92	1,109,257	13.39
Tier 1 capital (to average total consolidated assets)	1,019,732	10.45	952,579	9.94

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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 12 — Derivative Financial Instruments in the notes to our consolidated financial statements contained in Part II, Item 8 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.
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
We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Our interest rate risk modeling incorporates a number of assumptions, including the repricing sensitivity of certain assets and liabilities, asset prepayment speeds, and the expected average life of non-maturity deposits. The assumptions used are inherently uncertain, and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
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

	December 31, 2023
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	15.9%	4.1%
+300	11.9	3.5
+200	8.0	3.0
+100	0.3	(1.1)
Base
-100	(4.5)	(2.6)
-200	(0.8)	(0.1)
-300	(0.8)	(1.4)
-400	(1.0)	(2.9)
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
DECEMBER 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Allowance for Credit Losses
The Company’s loan portfolio totaled $7.66 billion as of December 31, 2023, and the allowance for credit losses on loans was $96.9 million. The Company’s unfunded loan commitments totaled $2.4 billion, with an allowance for credit losses of $4.7 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $1.3 billion as of December 31, 2023, and the allowance for credit losses on securities was $63,000. Together these amounts represent the allowance for credit losses (“ACL”).

As more fully described in Notes 1, 3, 4, and 18 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit, and other financial guarantees that are not unconditionally cancellable by the Company.
The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, loan credit risk grading, and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL.
We identified the valuation of the ACL at December 31, 2023 as a critical audit matter. Auditing the valuation of the ACL involved a high degree of subjectivity in evaluating management's estimates, such as evaluating management's identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans, and assessing the appropriateness of loan credit risk grades.
The primary procedures we performed as of December 31, 2023 to address this critical audit matter included:
•Obtained an understanding of the Company’s process for establishing the ACL;
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
•Tested the ACL model’s computational accuracy such as probability of default, loss given default, and estimated remaining lives of loans;
•Evaluated the qualitative adjustments to the ACL, including assessing the basis for adjustments and the reasonableness of the significant assumptions;
•Tested the loan review functions and evaluated the reasonableness of loan credit risk ratings;
•Evaluated the reasonableness of specific allowances on individually evaluated loans;
•Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer groups;
•Evaluated the accuracy and completeness of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses, disclosures in the consolidated financial statements;
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs, and loan risk ratings;
•Tested estimated utilization rate of unfunded loan commitments;
•Evaluated documentation prepared to assess the methodology utilized by third party performing the ACL calculation for securities for reasonableness.
/s/ FORVIS, LLP
We have served as the Company’s auditor since 2016.
Little Rock, Arkansas
February 28, 2024

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$127,278	$150,180
Interest-bearing deposits in banks	153,163	208,792
Total cash and cash equivalents	280,441	358,972
Securities:
Available for sale	1,253,631	1,641,484
Held to maturity, net allowance for credit losses of $63 and $899 at December 31, 2023, and December 31, 2022, respectively (fair value of $10,848 and $11,970 at December 31, 2023, and December 31, 2022, respectively)	11,615	11,275
Securities carried at fair value through income	6,808	6,368
Total securities	1,272,054	1,659,127
Non-marketable equity securities held in other financial institutions	55,190	67,378
Loans held for sale ($16,852 and $25,389 at fair value at December 31, 2023, and December 31, 2022, respectively)	16,852	49,957
Loans, net of allowance for credit losses of $96,868 and $87,161 at December 31, 2023, and December 31, 2022, respectively	7,564,076	7,002,861
Premises and equipment, net	118,978	100,201
Mortgage servicing rights	15,637	20,824
Cash surrender value of bank-owned life insurance	39,905	39,040
Goodwill	128,679	128,679
Other intangible assets, net	45,452	49,829
Accrued interest receivable and other assets	185,320	209,199
Total assets	$9,722,584	$9,686,067
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,919,638	$2,482,475
Interest-bearing deposits	4,918,597	4,505,940
Time deposits	1,412,890	787,287
Total deposits	8,251,125	7,775,702
Federal Home Loan Bank (“FHLB”) advances, repurchase obligations and other borrowings	83,598	639,230
Subordinated indebtedness, net	194,279	201,765
Accrued expenses and other liabilities	130,677	119,427
Total liabilities	8,659,679	8,736,124
Commitments and contingencies - See Note 18 — Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,986,109 and 30,746,600 shares issued at December 31, 2023, and December 31, 2022, respectively)	154,931	153,733
Additional paid‑in capital	528,578	520,669
Retained earnings	500,419	435,416
Accumulated other comprehensive loss	(121,023)	(159,875)
Total stockholders’ equity	1,062,905	949,943
Total liabilities and stockholders’ equity	$9,722,584	$9,686,067
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Interest and dividend income
Interest and fees on loans	$466,815	$286,150	$218,781
Investment securities-taxable	31,682	27,795	14,555
Investment securities-nontaxable	5,098	7,172	6,337
Interest and dividend income on assets held in other financial institutions	19,796	5,487	1,983
Total interest and dividend income	523,391	326,604	241,656
Interest expense
Interest-bearing deposits	196,457	33,509	13,418
FHLB advances and other borrowings	17,258	9,411	4,654
Subordinated indebtedness	10,119	8,406	7,332
Total interest expense	223,834	51,326	25,404
Net interest income	299,557	275,278	216,252
Provision for credit losses	16,753	24,691	(10,765)
Net interest income after provision for credit losses	282,804	250,587	227,017
Noninterest income
Insurance commission and fee income	25,085	22,869	13,098
Service charges and fees	18,803	17,669	15,049
Mortgage banking revenue	3,356	6,722	12,927
Other fee income	3,871	3,530	2,879
Swap fee income	1,277	457	814
(Loss) gain on sales of securities, net	(11,635)	1,664	1,748
Limited partnership investment (loss) income	405	(199)	5,701
Gain (loss) on sales and disposals of other assets, net	64	(175)	(185)
Change in fair value of equity investments	10,096	—	—
Other income	7,013	4,737	10,162
Total noninterest income	58,335	57,274	62,193
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Noninterest expense
Salaries and employee benefits	$138,819	$118,971	$93,026
Occupancy and equipment, net	26,783	20,203	17,347
Data processing	11,590	10,456	9,117
Intangible asset amortization	9,628	5,488	844
Office and operations	10,834	8,120	6,399
Professional services	5,931	3,813	3,644
Loan-related expenses	5,035	6,097	7,688
Advertising and marketing	5,986	4,431	3,438
Electronic banking	4,712	3,958	3,563
Franchise tax expense	3,334	3,582	2,538
Regulatory assessments	6,456	3,547	2,904
Communications	1,527	1,246	1,574
Merger-related expense	—	6,171	—
Other expenses	4,581	4,336	4,697
Total noninterest expense	235,216	200,419	156,779
Income before income tax expense	105,923	107,442	132,431
Income tax expense	22,123	19,727	23,885
Net income	$83,800	$87,715	$108,546
Basic earnings per common share	$2.72	$3.29	$4.63
Diluted earnings per common share	2.71	3.28	4.60
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$83,800	$87,715	$108,546
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	37,811	(209,097)	(24,061)
Reclassification adjustment for net (gain) loss included in net income	11,635	(1,664)	(1,748)
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	49,446	(210,761)	(25,809)
Net gain realized as a yield adjustment in interest on transferred investment securities	(10)	(10)	(10)
Change in the net unrealized gain (loss) on investment securities, before tax	49,436	(210,771)	(25,819)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	10,382	(44,262)	(5,422)
Change in the net unrealized gain (loss) on investment securities, net of tax	39,054	(166,509)	(20,397)
Cash flow hedges:
Net unrealized gain arising during the period	867	1,161	400
Reclassification adjustment for net (gain) loss included in net income	(1,123)	15	(204)
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(256)	1,146	604
Income tax expense related to net unrealized (loss) gain on cash flow hedges	(54)	241	127
Change in net unrealized net (loss) gain on cash flow hedges, net of tax	(202)	905	477
Other comprehensive income (loss), net of tax	38,852	(165,604)	(19,920)
Comprehensive income (loss)	$122,652	$(77,889)	$88,626
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at January 1, 2021	23,506,312	$117,532	$237,341	$266,628	$25,649	$647,150
Net income	—	—	—	108,546	—	108,546
Other comprehensive loss, net of tax	—	—	—	—	(19,920)	(19,920)
Stock based compensation expense	—	—	2,295	—	—	2,295
Stock based compensation shares issued, net of shares withheld	12,514	63	(63)	—	—	—
Exercise of stock options, net of shares withheld	87,896	439	(2,962)	—	—	(2,523)
Stock Issuance - Lincoln Agency Acquisition	125,386	627	4,646	—	—	5,273
Stock Issuance - Pulley-White Acquisition	51,962	260	1,925	—	—	2,185
Dividends declared - common stock ($0.49 per share)	—	—	—	(11,539)	—	(11,539)
Repurchase of common stock	(37,568)	(188)	(1,068)	—	—	(1,256)
Balance at December 31, 2021	23,746,502	118,733	242,114	363,635	5,729	730,211
Net income	—	—	—	87,715	—	87,715
Other comprehensive loss, net of tax	—	—	—	—	(165,604)	(165,604)
Stock based compensation expense	—	—	3,449	—	—	3,449
Stock based compensation shares issued, net of shares withheld	36,868	184	(184)	—	—	—
Exercise of stock options, net of shares withheld	142,231	711	2,185	—	—	2,896
Shares issued under employee stock purchase program	26,089	130	736	—	—	866
Options assumed - BTH Merger	—	—	13,687	—	—	13,687
Stock issuance - BTH Merger	6,794,910	33,975	258,682	—	—	292,657
Dividends declared - common stock ($0.58 per share)	—	—	—	(15,934)	—	(15,934)
Balance at December 31, 2022	30,746,600	153,733	520,669	435,416	(159,875)	949,943
Net income	—	—	—	83,800	—	83,800
Other comprehensive income, net of tax	—	—	—	—	38,852	38,852
Stock-based compensation expense	—	—	5,281	—	—	5,281
Stock based compensation shares issued, net of shares withheld	60,329	302	(696)	—	—	(394)
Exercise of stock options, net of shares withheld	132,967	665	2,437	—	—	3,102
Shares issued under employee stock purchase program	46,213	231	887	—	—	1,118
Dividends declared - common stock ($0.60 per share)	—	—	—	(18,797)	—	(18,797)
Balance at December 31, 2023	30,986,109	$154,931	$528,578	$500,419	$(121,023)	$1,062,905

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
Cash flows from operating activities:	2023	2022	2021
Net income	$83,800	$87,715	$108,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,753	24,691	(10,765)
Depreciation and amortization	17,628	12,305	6,830
Net amortization on securities	6,889	8,734	7,758
Accretion of net premium/discount on purchased loans	(2,023)	(2,840)	—
Amortization of investments in tax credit funds	1,842	1,659	1,825
Loss (gain) on sale of securities, net	11,635	(1,664)	(1,748)
Deferred income tax expense	27,714	18,309	6,279
Stock-based compensation expense	5,281	3,449	2,295
Originations of mortgage loans held for sale	(187,088)	(259,202)	(478,325)
Proceeds from mortgage loans held for sale	158,357	264,607	542,638
Gain on mortgage loans held for sale, including origination of mortgage servicing rights	(3,819)	(7,175)	(17,015)
Mortgage servicing rights valuation adjustment	4,089	(1,219)	2,593
Net loss (gain) on disposals of premises and equipment	2	(19)	82
Increase in the cash surrender value of life insurance	(865)	(688)	(810)
Gain on equity securities without a readily determinable fair value	(10,096)	—	(19)
Net (gain) losses on sales and write-downs of other real estate owned	(66)	194	103
Gain on fair value of previously held interest in Lincoln Agency	—	—	(5,213)
Net change in operating leases	(770)	(3)	124
(Increase) decrease in other assets	(6,627)	(2,099)	1,731
Increase (decrease) in other liabilities	7,285	(1,105)	4,577
Net cash provided by operating activities	129,921	145,649	171,486
Cash flows from investing activities:
Cash acquired in (paid for) business combination	—	69,953	(7,457)
Purchases of securities available for sale	(10,981)	(558,091)	(717,028)
Maturities and pay downs of securities available for sale	137,815	165,328	146,941
Proceeds from sales and calls of securities available for sale	291,189	487,544	44,893
Purchase of securities held to maturity	—	(7,000)	—
Maturities, pay downs and calls of securities held to maturity	486	17,750	15,250
Pay downs of securities carried at fair value	285	275	3,243
Net redemption (purchases) of non-marketable equity securities held in other financial institutions	23,980	(15,818)	17,583
Originations of mortgage warehouse loans	(6,470,400)	(9,126,356)	(16,121,464)
Proceeds from pay-offs of mortgage warehouse loans	6,425,300	9,468,569	16,578,387
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(499,558)	(949,638)	55,020
Proceeds from bank-owned life insurance	—	—	11
Return of capital and other distributions from limited partnership investments	1,757	6,668	—
Capital calls on limited partnership investments	(2,644)	(4,057)	(225)
Purchase of low-income housing tax credit investments	(572)	(3,646)	(1,254)
Purchases of premises and equipment	(26,830)	(8,466)	(5,015)
Proceeds from sales of premises and equipment	49	—	18
Proceeds from sales of other real estate owned	93	997	3,949
Net cash (used in) provided by investing activities	(130,031)	(455,988)	12,852
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years Ended December 31,
Cash flows from financing activities:	2023	2022	2021
Net increase (decrease) in deposits	$475,423	$(361,450)	$819,378
Repayments on long-term FHLB advances	(266)	(250,257)	(13,716)
Proceeds from short-term FHLB advances	6,065,000	10,025,000	5,726,000
Repayments on short-term FHLB advances	(6,545,000)	(9,475,000)	(6,376,000)
Repurchase of subordinated debentures, net	(4,729)	—	—
Maturities of subordinated debentures	(2,625)	—	—
(Repayments on) proceeds from other short-term borrowings	(30,000)	30,000	—
Net (decrease) increase in securities sold under agreements to repurchase	(20,797)	8,339	1,039
Dividends paid	(18,567)	(15,887)	(11,525)
Cash received from exercise of stock options	3,140	2,948	146
Common stock repurchased	—	—	(1,256)
Net cash (used in) provided by financing activities	(78,421)	(36,307)	144,066
Net (decrease) increase in cash and cash equivalents	(78,531)	(346,646)	328,404
Cash and cash equivalents at beginning of year	358,972	705,618	377,214
Cash and cash equivalents at end of year	$280,441	$358,972	$705,618

Interest paid	$215,479	$50,104	$26,265
Income taxes paid (refund)	383	(6,261)	21,164
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	—	751	8,191
Real estate acquired in settlement of loans	3,243	675	3,889
Decrease in Government National Mortgage Association (“GNMA”) repurchase obligation	(24,569)	(18,786)	(12,130)
Recognition of operating right-of-use assets	20,568	13,428	5,776
Recognition of operating lease liabilities	20,653	13,643	6,310
Total assets acquired in BTH merger	—	1,846,598	—
Total liabilities assumed in BTH merger	—	1,633,340	—
Common stock issued in BTH merger as consideration	—	292,657	—
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. ("Company") is a financial holding company headquartered in Ruston, Louisiana. The Company’s wholly-owned bank subsidiary, Origin Bank ("Bank"), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. The Company provides a broad range of financial services and currently has over 60 locations from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. In early 2024, we entered our new Southeast market with two planned banking locations in Mobile, Alabama and Fort Walton Beach, Florida. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank, and Forth Insurance, LLC, formerly known as Davison Insurance Agency, LLC and doing business as Lincoln Agency, LLC, Lincoln Agency Transportation Insurance, Pulley-White Insurance Agency, Reeves, Coon & Funderburg, Simoneaux & Wallace Agency and Thomas & Farr Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States ("U.S. GAAP") and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
Reclassifications.    Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or stockholders’ equity.
Variable Interest Entities.    The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiaries CTB Statutory Trust I, First Louisiana Statutory Trust I and BT Holdings Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company’s consolidated financial statements.
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
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates that are particularly susceptible to change include the allowance for credit losses for loans and available for sale securities; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Company’s consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.

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
At December 31, 2023 and 2022 the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 12 — Derivative Financial Instruments.
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
Interest income on securities includes amortization of purchase premiums and discounts. Premiums and discounts on securities are generally amortized using the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. A security is placed on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. Interest accrued but not received for a security placed on nonaccrual status is reversed against interest income. Realized gains and losses are determined using the specific identification method and are recorded in noninterest income on the trade date.
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas ("FRB") or the Federal Home Loan Bank of Dallas ("FHLB"), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company’s remaining equity investments in other financial institutions, excluding FRB and FHLB, totaling $25.9 million and $15.8 million at December 31, 2023 and 2022, respectively, qualify for the practicability exception under Accounting Standards Update ("ASU") 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and determined not to be impaired during the years ended December 31, 2023 and 2022.
Loans Held for Sale.    Loans held for sale include mortgage loans and are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income. Please see Mortgage Servicing Rights and Transfers of Financial Assets below for information on the GNMA repurchase asset, which represented the difference between the total loans held for sale and the loans held for sale at fair value, which are both shown on the Company’s consolidated balance sheets.

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
Loans are placed on nonaccrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans may be placed on nonaccrual status even if the contractual payments are not past due if information becomes available that causes substantial doubt about the borrower’s ability to meet the contractual obligations of the loan. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Past due status is based on contractual terms of the loan. Interest income on nonaccrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Nonaccrual loans are generally returned to accrual status when payments are considered current, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest. If a loan is determined by management to be uncollectible, regardless of size, the portion of the loan determined to be uncollectible is then charged to the allowance for loan credit losses.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Allowance for Credit Losses.    The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment ("LHFI") on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and Fair Isaac Corporation ("FICO") score. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the economic forecast and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for credit losses when management believes the principal balance is unlikely to be collected. Subsequent recoveries, if any, are credited to the allowance.
Delinquency statistics are updated at least monthly and are the most meaningful indicator of the credit quality of one-to-four single-family residential, home equity loans and lines of credit and other consumer loans. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and industrial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for credit loss and impact management’s estimates of loss factors used in determining the amount of the allowance for credit losses. Internal risk ratings are updated on a regular basis.
ASU No. 2022-02 eliminated the accounting guidance for troubled debt restructurings and enhanced disclosure requirements for certain loan modifications. The Company may provide modifications to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or term extensions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. The Company will evaluate whether the modification represents a new loan or a continuation of an existing loan. The Company assesses all loan modifications to determine whether they were made to borrowers experiencing financial difficulty.
The allowance for off-balance sheet exposures was determined using the same methodology that is applied to LHFI. Utilization rates are determined based on historical usage.
The Company evaluates the portfolio of AFS securities in an unrealized loss position, on a quarterly basis, to determine if it intends to sell, or it is more likely than not that it will be required to sell the securities before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities’ amortized cost basis is written down to fair value through income. For AFS securities that do not meet the criteria, the Company evaluates relevant factors to determine if the decline in fair value has resulted from credit losses or other factors. In making this assessment, such factors as extent of the loss, adverse conditions related to the entity, industry or geographic region, security structure, ratings and changes by a rating agency and past performance are considered. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized costs basis, a credit loss exists and an allowance for credit losses is recorded and reflected in income as provision for credit loss expense.
The Company measures the expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. These amounts are established as an allowance for credit losses and included in earnings as provision for credit loss expense.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Premises and Equipment, net.    Land is carried at cost. Buildings and improvements are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from 15 to 39 years. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Furniture, fixtures, and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.
Leases.        The Company determines if an arrangement is a lease at inception. Operating lease assets are included in accrued interest receivable and other assets, operating lease liabilities are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment and server space leases in its consolidated balance sheets; instead, the Company recognizes the lease expense for these leases on a straight-line basis over the life of the lease. The Company has no material finance leases.
Right of use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses an estimated incremental collateralized borrowing rate, which is derived from information available at the lease commencement date and gives consideration to the applicable FHLB borrowing rates, when determining the present value of lease payments.
The Company’s lease terms include options to extend a lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements do not contain any residual value guarantees. All of the Company’s operating long-term leases are real estate leases, which are accounted for as a single lease component.
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
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans were recorded as mortgage loans held for sale, at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company’s consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Derivative Instruments and Hedging Activities.    All derivatives are recorded on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. During the term of a cash flow hedge contract, the effective portion of changes in fair value in the derivative instrument are recorded in accumulated other comprehensive (loss) income. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. Note 12 — Derivative Financial Instruments describes the derivative instruments currently used by the Company and discloses how these derivatives impact its consolidated balance sheets and statements of income.
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

Other Real Estate Owned.    Other real estate owned ("OREO") represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Fair value is determined based on third-party appraisals. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2023 and 2022, the balance of OREO was $3.9 million and $806,000, respectively, and included as a component of accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
Revenue Recognition.    In general, for revenue not associated with financial instruments, guarantees and lease contracts, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. Our contracts with customers are generally short-term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. Descriptions of the Company’s revenue generating activities that are within the scope of the revenue recognition standard are described below.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Service charges and fees on deposit accounts
Service charges and fees on deposit accounts are primarily comprised of maintenance fees, service fees, stop payment and insufficient funds fees. The Company’s performance obligation for service fees or other fees covering a period of time are generally satisfied, and related revenue recognized, over the period in which the service is provided. The Company’s performance obligations for transactional-based fees are generally satisfied, and related revenue recognized, at a point in time.
Insurance commission and fee income
The Company earns commission income through production on behalf of insurance carriers and also earns fee income by providing complementary services such as collection of premiums. In most instances, the Company considers the performance obligation to be complete at the time the service was rendered.
Credit card interchange income
The Company records credit card interchange income at a point in time as card transactions occur. The Company’s performance obligation for these transactions is deemed to have occurred upon completion of each transaction. The amounts are included as a component of other income in the consolidated statements of income.
Gain or loss on sale of other assets and OREO
In the normal course of business, the Company recognizes the sale on other assets and OREO, along with any gain or loss, when control of the property transfers to the buyer through an executed contractual agreement. The transaction price is fixed, and the Company may finance a portion of the purchase price of the transferred asset on an infrequent basis.
Mortgage Banking Revenue.    This revenue category primarily reflects the Company’s mortgage production, sales and mortgage servicing revenue, including fees and income derived from mortgages originated with the intent to sell, mortgage sales and servicing, and the impact of risk management activities associated with the mortgage pipeline and mortgage servicing rights ("MSRs"). This revenue category also includes gains and losses on sales and changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Changes in the fair value of MSRs are reported in mortgage banking revenue. Net interest income from mortgage loans is recorded in interest income.
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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertain income tax positions at December 31, 2023 and 2022.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no penalties or related interest for the years ended December 31, 2023, 2022 or 2021. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation.    The cost of employee services received in exchange for stock options, restricted stock and performance stock grants and/or units are measured using the fair value of the award on the grant date and is recognized over the service period.
Other Investments.    The Company accounts for investments in limited partnerships, limited liability companies ("LLCs"), and other privately held companies using either the equity method of accounting or at amortized cost net of impairments and observable price changes. The accounting treatment depends upon the Company’s percentage ownership or degree of management influence.
Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect its share of income or loss of the investee. The Company’s recognition of earnings or losses from an equity method investment is based on its ownership percentage in the investee and the investee’s earnings for the reporting period, and is recorded on a one-quarter lag.
All of the Company’s investments in limited partnerships, LLCs, and other companies are privately held, and their fair values are not readily available. Management evaluates the investments in investees for impairment based on the investee’s ability to generate cash through its operations or obtain alternative financing, and other subjective factors. There are inherent risks associated with investments in such companies, which may result in volatility in the consolidated statements of income in future periods.
At December 31, 2023 and 2022, investments in limited partnerships, LLCs and other privately held companies totaled $22.2 million and $20.9 million, respectively, and were included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Investments in Tax Credit Entities.    As part of its Community Reinvestment Act responsibilities and due to their favorable economic characteristics, the Company invests in tax credit-motivated projects primarily in the markets it serves. These projects are directed at tax credits issued under Low-Income Housing Tax Credits (“LIHTC”). The Company generates returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years beginning in the year in which rental activity commences. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.
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
The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2023 and 2022, the Company had investments in tax credit entities of $7.6 million and $9.4 million, respectively, which are included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
Earnings Per Share.    Basic and diluted earnings per common share are calculated using the treasury method, under which basic earnings per share is calculated as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards and units.
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
Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective immediately. Implementation of this ASU is not expected to materially impact the Company’s financial statements or disclosures.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method — The amendments in this Update allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. The amendments in this Update also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance apply only to tax equity investments accounted for using the proportional amortization method. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Implementation of this ASU is not expected to materially impact the Company's financial statements or disclosures.
ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative — The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. The effective date of this ASU will be coincident with the removal of the related disclosure from Regulation S-X or Regulation S-K. Implementation of this ASU is not expected to materially impact the Company's financial statements or disclosures.
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures — The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update:
1.Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).
2.Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.
3.Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
4.Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.
5.Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6.Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.

The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all periods presented in the financial statements is required. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures — The amendments in this Update, on an annual basis, require that public business entities (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, for specific listed categories.
The ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Numerator:	2023	2022	2021
Net income	$83,800	$87,715	$108,546
Denominator:
Weighted average common shares outstanding	30,822,993	26,627,476	23,431,504
Dilutive effect of stock-based awards	108,612	133,116	177,082
Weighted average diluted common shares outstanding	30,931,605	26,760,592	23,608,586

Basic earnings per common share	$2.72	$3.29	$4.63
Diluted earnings per common share	2.71	3.28	4.60

There were 442,909, 9,881 and 2,085 shares of anti-dilutive stock-based awards excluded from calculation of earnings per share for the years ended December 31, 2023, 2022, and 2021, respectively, primarily due to the stock price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$323,356	$210	$(41,440)	$282,126	$—	$282,126
Corporate bonds	92,244	80	(8,689)	83,635	—	83,635
U.S. government and agency securities	84,377	3	(4,740)	79,640	—	79,640
Commercial mortgage-backed securities	104,459	—	(11,063)	93,396	—	93,396
Residential mortgage-backed securities	569,622	—	(63,120)	506,502	—	506,502
Commercial collateralized mortgage obligations	39,386	—	(4,203)	35,183	—	35,183
Residential collateralized mortgage obligations	150,710	—	(20,566)	130,144	—	130,144
Asset-backed securities	43,521	4	(520)	43,005	—	43,005
Total	$1,407,675	$297	$(154,341)	$1,253,631	$—	$1,253,631
Held to maturity:
State and municipal securities	$11,678	$—	$(830)	$10,848	$(63)	$11,615
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,808	$—	$6,808

December 31, 2022
Available for sale:
State and municipal securities	$447,086	$996	$(58,605)	$389,477	$—	$389,477
Corporate bonds	89,449	—	(7,191)	82,258	—	82,258
U.S. government and agency securities	264,755	4	(16,339)	248,420	—	248,420
Commercial mortgage-backed securities	105,536	—	(13,593)	91,943	—	91,943
Residential mortgage-backed securities	649,765	—	(77,462)	572,303	—	572,303
Commercial collateralized mortgage obligations	44,330	—	(5,517)	38,813	—	38,813
Residential collateralized mortgage obligations	170,136	—	(23,766)	146,370	—	146,370
Asset-backed securities	73,918	—	(2,018)	71,900	—	71,900
Total	$1,844,975	$1,000	$(204,491)	$1,641,484	$—	$1,641,484
Held to maturity:
State and municipal securities	$12,174	$278	$(482)	$11,970	$(899)	$11,275
Securities carried at fair value through income:
State and municipal securities(1)	$7,100	$—	$—	$6,368	$—	$6,368
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Securities with unrealized losses at December 31, 2023, and December 31, 2022, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$27,106	$(266)	$246,442	$(41,174)	$273,548	$(41,440)
Corporate bonds	4,254	(53)	74,566	(8,636)	78,820	(8,689)
U.S. government and agency securities	—	—	77,340	(4,740)	77,340	(4,740)
Commercial mortgage-backed securities	—	—	93,396	(11,063)	93,396	(11,063)
Residential mortgage-backed securities	60	(5)	506,442	(63,115)	506,502	(63,120)
Commercial collateralized mortgage obligations	—	—	35,183	(4,203)	35,183	(4,203)
Residential collateralized mortgage obligations	—	—	130,144	(20,566)	130,144	(20,566)
Asset-backed securities	7,350	(52)	31,618	(468)	38,968	(520)
Total	$38,770	$(376)	$1,195,131	$(153,965)	$1,233,901	$(154,341)
Held to maturity:
State and municipal securities	$4,717	$(447)	$6,131	$(383)	$10,848	$(830)

December 31, 2022
Available for sale:
State and municipal securities	$171,079	$(14,947)	$175,011	$(43,658)	$346,090	$(58,605)
Corporate bonds	69,618	(5,581)	11,640	(1,610)	81,258	(7,191)
U.S. government and agency securities	152,471	(7,373)	95,576	(8,966)	248,047	(16,339)
Commercial mortgage-backed securities	37,083	(3,416)	54,860	(10,177)	91,943	(13,593)
Residential mortgage-backed securities	231,848	(20,465)	340,455	(56,997)	572,303	(77,462)
Commercial collateralized mortgage obligations	21,999	(2,516)	16,814	(3,001)	38,813	(5,517)
Residential collateralized mortgage obligations	48,749	(3,928)	97,621	(19,838)	146,370	(23,766)
Asset-backed securities	62,047	(1,528)	9,853	(490)	71,900	(2,018)
Total	$794,894	$(59,754)	$801,830	$(144,737)	$1,596,724	$(204,491)
Held to maturity:
State and municipal securities	$6,518	$(482)	$—	$—	$6,518	$(482)
At December 31, 2023, the Company had 602 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2023	2022	2021
Balance at January 1,	$899	$167	$66
Provision (recovery) expense for credit loss for held to maturity securities	(836)	732	101
Balance at December 31,	$63	$899	$167
Accrued interest of $5.3 million and $8.2 million was not included in the calculation of the allowance or the amortized cost basis of the securities at December 31, 2023 or 2022, respectively. There were no past due or nonaccrual available for sale or held to maturity securities at December 31, 2023 or 2022.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Proceeds from sales/calls	$291,189	$487,544	$44,893
Gross realized gains	596	3,810	1,780
Gross realized losses	(12,231)	(2,146)	(32)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2023, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$67,657	$67,160
Due after one year through five years	—	—	83,105	76,814
Due after five years through ten years	5,164	4,717	172,944	153,675
Due after ten years	6,514	6,131	176,271	147,752
Commercial mortgage-backed securities	—	—	104,459	93,396
Residential mortgage-backed securities	—	—	569,622	506,502
Commercial collateralized mortgage obligations	—	—	39,386	35,183
Residential collateralized mortgage obligations	—	—	150,710	130,144
Asset-backed securities	—	—	43,521	43,005
Total	$11,678	$10,848	$1,407,675	$1,253,631
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Carrying value of securities pledged to secure public deposits	$421,273	$769,691
Carrying value of securities pledged to repurchase agreements	5,477	6,797

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Loans held for sale	$16,852	$49,957
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,442,734	$2,304,678
Construction/land/land development	1,070,225	945,625
Residential real estate	1,734,935	1,477,538
Total real estate	5,247,894	4,727,841
Commercial and industrial	2,059,460	2,051,161
Mortgage warehouse lines of credit	329,966	284,867
Consumer	23,624	26,153
Total LHFI(2)	7,660,944	7,090,022
Less: Allowance for loan credit losses (“ALCL”)	96,868	87,161
LHFI, net	$7,564,076	$7,002,861
____________________________
(1)Includes owner occupied commercial real estate of $953.8 million and $843.0 million at December 31, 2023, and December 31, 2022, respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $11.8 million and $14.2 million at December 31, 2023, and December 31, 2022, respectively. As of December 31, 2023, and December 31, 2022, the remaining purchase accounting net loan discount was $222,000 and $2.2 million, respectively.
Credit quality indicators. As part of the Company’s commitment to managing the credit quality of its loan portfolio, management annually and periodically updates and evaluates certain credit quality indicators, which include but are not limited to (i) weighted-average risk rating of the loan portfolio, (ii) net charge-offs, (iii) level of non-performing loans, (iv) level of classified loans (defined as substandard, doubtful and loss), and (v) the general economic conditions particularly in the cities and states in which the Company operates. The Company maintains an internal risk rating system where ratings are assigned to individual loans based on assessed risk. Loan risk ratings are the primary indicator of credit quality for the loan portfolio and are continually evaluated to ensure they are appropriate based on currently available information.

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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of unsecured loans over 90 days past due, modified loans to borrowers experiencing financial difficulty, loans greater than $100,000 in which the borrower has filed bankruptcy, collateralized loans 180 days or more past due, classified commercial loans, including non-accrual, over $100,000 with direct exposure, and consumer loans greater than $100,000 with a FICO score under 625. Loans under $50,000 will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BT Holdings, Inc., (“BTH”), the Company held approximately $34.8 million and $48.1 million of unpaid principal balance PCD loans at December 31, 2023, and December 31, 2022, respectively.
Please see Note 1 — Significant Accounting Policies included in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2023, and gross charge-offs for the year ended December 31, 2023, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2023.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$333,887	$885,234	$470,252	$253,700	$204,421	$188,532	$77,993	$2,414,019
Special mention	—	—	308	—	—	7,950	—	8,258
Classified	726	4,285	3,212	1,765	524	9,945	—	20,457
Total commercial real estate loans	$334,613	$889,519	$473,772	$255,465	$204,945	$206,427	$77,993	$2,442,734
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Construction/land/land development:
Pass	$259,502	$461,373	$214,526	$21,309	$7,221	$25,460	$42,700	$1,032,091
Special mention	746	10,462	19,811	—	—	—	—	31,019
Classified	191	3,132	41	240	662	560	2,289	7,115
Total construction/land/land development loans	$260,439	$474,967	$234,378	$21,549	$7,883	$26,020	$44,989	$1,070,225
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$332,874	$549,504	$289,289	$237,813	$79,499	$142,265	$91,972	$1,723,216
Special mention	250	—	—	141	—	—	—	391
Classified	689	1,985	1,439	407	1,367	4,949	492	11,328
Total residential real estate loans	$333,813	$551,489	$290,728	$238,361	$80,866	$147,214	$92,464	$1,734,935
Year-to-date gross charge-offs	$—	$—	$—	$5	$—	$22	$—	$27

Commercial and industrial:
Pass	$399,485	$272,152	$160,636	$36,995	$57,562	$48,523	$1,035,021	$2,010,374
Special mention	498	6,383	—	—	—	—	650	7,531
Classified	3,583	1,676	12,908	371	470	222	22,325	41,555
Total commercial and industrial loans	$403,566	$280,211	$173,544	$37,366	$58,032	$48,745	$1,057,996	$2,059,460
Year-to-date gross charge-offs	$203	$328	$233	$141	$539	$679	$9,710	$11,833

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$329,966	$329,966
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$11,053	$3,567	$1,040	$399	$470	$17	$6,988	$23,534
Classified	35	42	10	—	2	—	1	90
Total consumer loans	$11,088	$3,609	$1,050	$399	$472	$17	$6,989	$23,624
Year-to-date gross charge-offs	$3	$102	$7	$—	$—	$2	$33	$147

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$282,298	$282,298
Special mention	—	—	—	—	—	—	2,042	2,042
Classified	—	—	—	—	—	—	527	527
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$284,867	$284,867
Current period year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$9,730	$3,822	$1,210	$784	$135	$15	$10,408	$26,104
Classified	22	19	—	6	—	—	2	49
Total consumer loans	$9,752	$3,841	$1,210	$790	$135	$15	$10,410	$26,153
Year-to-date gross charge-offs	$3	$27	$7	$2	$1	$1	$2	$43
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,264	$—	$—	$2,264	$2,440,470	$2,442,734	$—
Construction/land/land development	834	27	13	874	1,069,351	1,070,225	—
Residential real estate	8,055	1,326	5,960	15,341	1,719,594	1,734,935	—
Total real estate	11,153	1,353	5,973	18,479	5,229,415	5,247,894	—
Commercial and industrial	1,221	713	5,417	7,351	2,052,109	2,059,460	—
Mortgage warehouse lines of credit	—	—	—	—	329,966	329,966	—
Consumer	200	10	3	213	23,411	23,624	—
Total LHFI	$12,574	$2,076	$11,393	$26,043	$7,634,901	$7,660,944	$—

	December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$31	$—	$104	$135	$2,304,543	$2,304,678	$—
Construction/land/land development	854	—	17	871	944,754	945,625	—
Residential real estate	1,814	891	450	3,155	1,474,383	1,477,538	—
Total real estate	2,699	891	571	4,161	4,723,680	4,727,841	—
Commercial and industrial	3,878	1,972	544	6,394	2,044,767	2,051,161	—
Mortgage warehouse lines of credit	—	—	—	—	284,867	284,867	—
Consumer	350	16	11	377	25,776	26,153	—
Total LHFI	$6,927	$2,879	$1,126	$10,932	$7,079,090	$7,090,022	$—

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $35.1 million and $27.1 million was not included in the book value for the purposes of calculating the allowance at December 31, 2023 and 2022, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Charge-offs	42	—	27	11,833	—	147	12,049
Recoveries	140	3	17	4,068	—	14	4,242
Provision(1)	(245)	2,211	2,399	12,947	150	52	17,514
Ending balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Average balance	$2,404,530	$1,015,178	$1,629,589	$2,054,081	$314,079	$24,627	$7,442,084
Net charge-offs to loan average balance (annualized)	—%	—%	—%	0.38%	—%	0.54%	0.10%

_________________________

(1)The $16.8 million provision for credit losses on the consolidated statement of income includes a $17.5 million provision for loan losses, a $75,000 provision for off-balance sheet commitments and an $836,000 net benefit provision for credit losses on held to maturity securities for the year ended December 31, 2023.

	Year Ended December 31, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Allowance for loan credit losses - BTH merger(1)	1	—	—	5,525	—	1	5,527
Charge-offs	166	—	91	8,459	—	43	8,759
Recoveries	40	211	102	3,825	—	16	4,194
Provision(2)	6,472	3,554	2,103	9,111	39	334	21,613
Ending balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Average balance	$1,951,246	$708,758	$1,143,190	$1,675,719	$420,639	$20,913	$5,920,465
Net charge-offs to loan average balance (annualized)	0.01%	(0.03)%	—%	0.28%	—%	0.13%	0.08%

_________________________

(1)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.
(2)The $24.7 million provision for credit losses on the consolidated statements of income includes a $21.6 million provision for loan losses, a $2.3 million provision for off-balance sheet commitments and a $732,000 provision for held to maturity securities credit losses for the year ended December 31, 2022.

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

_________________________

(1)The $10.8 million net benefit provision for credit losses on the consolidated statement of income includes a $10.8 million net benefit provision for loan losses, a $68,000 net benefit provision for off-balance sheet commitments and a $101,000 provision for held to maturity securities credit losses for the year ended December 31, 2021.

Provision expense for loan credit losses declined $4.1 million to $17.5 million for the year ended December 31, 2023, compared to $21.6 million for the year ended December 31, 2022. The higher provision expense for loan credit losses during the year ended December 31, 2022, was primarily due to the Day 1 CECL loan provision of $14.9 million for loan credit losses on non-PCD loans associated with the BTH merger which occurred on August 1, 2022.
The Company’s credit quality profile in relation to the ALCL drove an increase of $5.3 million in the collectively evaluated portion of the reserve at December 31, 2023, when compared to December 31, 2022, primarily due to qualitative factor changes across the Company’s risk pools. The individually evaluated portion of the reserve increased $4.4 million at December 31, 2023, when compared to December 31, 2022.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	December 31, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$605	$—	$4,029	$—	$—	$—	$4,634
Equipment	—	—	—	119	—	—	119
Other	—	—	—	258	—	—	258
Total	$605	$—	$4,029	$377	$—	$—	$5,011
ALCL Allocation	$—	$—	$—	$—	$—	$—	$—

	December 31, 2022
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$273	$97	$6,731	$—	$—	$—	$7,101
Accounts Receivable	—	—	—	831	—	—	831
Equipment	—	—	—	285	—	—	285
Total	$273	$97	$6,731	$1,116	$—	$—	$8,217
ALCL Allocation	$—	$—	$—	$738	$—	$—	$738

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Collateral-dependent loans consist primarily of residential real estate, commercial real estate and commercial and industrial loans. These loans are individually evaluated when foreclosure is probable or when the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral. In the case of commercial and industrial loans secured by equipment, the fair value of the collateral is estimated by third-party valuation experts. Loan balances are charged down to the underlying collateral value when they are deemed uncollectible. Note that the Company did not elect to use the collateral maintenance agreement practical expedient available under the current expected credit loss (“CECL”) guidance.
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Commercial real estate	$746	$435	$786	$526
Construction/land/land development	96	59	305	270
Residential real estate	5,695	7,023	13,037	7,712
Total real estate	6,537	7,517	14,128	8,508
Commercial and industrial	4,706	527	15,897	1,383
Mortgage warehouse lines of credit	—	—	—	—
Consumer	—	—	90	49
Total nonaccrual loans	$11,243	$8,044	$30,115	$9,940
All interest formerly accrued but not received for loans placed on nonaccrual status is reversed from interest income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2023, and December 31, 2022, the Company had $1.6 million and zero funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
For the years ended December 31, 2023, 2022 and 2021, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $1.4 million, $1.3 million, $1.9 million, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended December 31, 2023, 2022, and 2021.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company transferred $7.1 million of nonperforming mortgage loans from the held for sale portfolio to the held for investment portfolio during the year ended December 31, 2023. As a result, the company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at December 31, 2023, compared to $3.9 million at December 31, 2022.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The table below summarizes modifications made to borrowers experiencing financial difficulty by loan and modification type during the year ended December 31, 2023.

	Amortized Cost Basis at December 31, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$7,845	0.32%	$—	—%	$428	0.02%
Construction/land/land development	3,979	0.37	—	—	—	—
Residential real estate	2,599	0.15	190	0.01	98	0.01
Total real estate	14,423	0.27	190	—	526	0.01
Commercial and industrial	21,093	1.02	1,072	0.05	53	—
Total	$35,516	0.46	$1,262	0.02	$579	0.01
The following table describes the financial effect of the modification made to borrowers experiencing financial difficulty during the year ended December 31, 2023, respectively.

Year Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 10.7 months to the life of the modified loans	Delayed payment of weighted average 6 months
Construction/land/land development	N/A	Added a weighted average 13.0 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 8.8% to 6.0%	Added a weighted average 32.8 months to the life of the modified loans	Delayed payment of weighted average 2 months
Commercial and industrial	Reduced weighted average contractual interest rate from 9.9% to 8.9%	Added a weighted average 9.5 months to the life of the modified loans	Delayed payment of weighted average 6 months
The following table depicts the performance of loans that have been modified during the year ended December 31, 2023.

	Payment Status (Amortized Cost Basis)
	December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$8,272	$—	$—
Construction/land/land development	3,979	—	—
Residential real estate	2,484	120	282
Total real estate	14,735	120	282
Commercial and industrial	22,219	—	—
Total LHFI	$36,954	$120	$282

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The table below provides the details of borrowers that were experiencing financial difficulty that were modified within the last twelve months and defaulted during the year ended December 31, 2023.

	At Or For The Year Ended December 31, 2023
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Residential real estate	$282	$282
Commercial and industrial	—	10
Total LHFI	$282	$292
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
Note 5 — Fair Value of Financial Instruments
Fair value is the exchange price that is expected to be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Certain assets and liabilities are recorded in the Company’s consolidated financial statements at fair value. Some are recorded on a recurring basis and some on a nonrecurring basis.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2023, and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2023 or 2022.

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$232,679	$49,447	$282,126
Corporate bonds	—	82,635	1,000	83,635
U.S. treasury securities	55,480	—	—	55,480
U.S. government agency securities	—	24,160	—	24,160
Commercial mortgage-backed securities	—	93,396	—	93,396
Residential mortgage-backed securities	—	506,502	—	506,502
Commercial collateralized mortgage obligations	—	35,183	—	35,183
Residential collateralized mortgage obligations	—	130,144	—	130,144
Asset-backed securities	—	43,005	—	43,005
Securities available for sale	55,480	1,147,704	50,447	1,253,631
Securities carried at fair value through income	—	—	6,808	6,808
Loans held for sale	—	16,852	—	16,852
Mortgage servicing rights	—	—	15,637	15,637
Other assets - derivatives	—	20,487	—	20,487
Total recurring fair value measurements - assets	$55,480	$1,185,043	$72,892	$1,313,415

Other liabilities - derivatives	$—	$(18,300)	$—	$(18,300)
Total recurring fair value measurements - liabilities	$—	$(18,300)	$—	$(18,300)

	December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$334,708	$54,769	$389,477
Corporate bonds	—	81,258	1,000	82,258
U.S. treasury securities	110,645	—	—	110,645
U.S. government agency securities	—	137,775	—	137,775
Commercial mortgage-backed securities	—	91,943	—	91,943
Residential mortgage-backed securities	—	572,303	—	572,303
Commercial collateralized mortgage obligations	—	38,813	—	38,813
Residential collateralized mortgage obligations	—	146,370	—	146,370
Asset-backed securities	—	71,900	—	71,900
Securities available for sale	110,645	1,475,070	55,769	1,641,484
Securities carried at fair value through income	—	—	6,368	6,368
Loans held for sale	—	25,389	—	25,389
Mortgage servicing rights	—	—	20,824	20,824
Other assets - derivatives	—	26,733	—	26,733
Total recurring fair value measurements - assets	$110,645	$1,527,192	$82,961	$1,720,798

Other liabilities - derivatives	$—	$(25,275)	$—	$(25,275)
Total recurring fair value measurements - liabilities	$—	$(25,275)	$—	$(25,275)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(4,089)	—	—
Other noninterest income	—	—	725
Loss recognized in AOCI	—	(193)	—
Purchases, issuances, sales and settlements:
Originations	708	—	—
Sales	(1,806)	—	—
Settlements	—	(5,129)	(285)
Balance at December 31, 2023	$15,637	$50,447	$6,808
___________________________
(1)Total mortgage banking revenue includes changes in fair value due to market changes and run-off.

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2022	$16,220	$41,461	$7,497
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	1,219	—	—
Other noninterest income	—	—	(854)
Loss recognized in AOCI	—	(4,421)	—
Purchases, issuances, sales and settlements:
Originations	2,286	—	—
Purchases	—	22,384	—
Acquired in BTH merger	1,099	—	—
Settlements	—	(3,655)	(275)
Balance at December 31, 2022	$20,824	$55,769	$6,368
___________________________
(1)Total mortgage banking revenue includes changes in fair value due to market changes and run-off.
The Company obtains fair value measurements for securities available for sale and securities at fair value through income from an independent pricing service; therefore, quantitative unobservable inputs are unknown.

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
Mortgage Servicing Rights (“MSRs”)
The carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	December 31, 2023		December 31, 2022
	Range	Weighted Average(1)	Range	Weighted Average(1)
Prepayment speeds	7.49% - 8.50%	8.10%	7.65% - 9.20%	8.11%
Discount rates	10.25 - 12.75	10.31	9.50 - 22.07	12.55
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. At December 31, 2023, and December 31, 2022, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	December 31, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$16,852	$16,475	$377
Securities carried at fair value through income	6,808	6,815	(7)
Total	$23,660	$23,290	$370
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at December 31, 2023.

	December 31, 2022
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$25,389	$24,946	$443
Securities carried at fair value through income	6,368	7,100	(732)
Total	$31,757	$32,046	$(289)
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
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2023	2022	2021
Mortgage banking revenue (loans held for sale)	$(66)	$(517)	$(5,111)
Other income:
Loans at fair value held for investment	—	—	(251)
Securities carried at fair value through income	726	(854)	(814)
Total fair value option impact on noninterest income (1)	$660	$(1,371)	$(6,176)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 9 — Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both December 31, 2023, and 2022. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The majority of the Company’s non-marketable equity securities held in other financial institutions qualify for the practical expedient allowed for equity securities without a readily determinable fair values, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. Non-marketable equity securities held in other financial institutions totaled $55.2 million and $67.4 million at December 31, 2023 and 2022, respectively, and are shown on the face of the consolidated balance sheets. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. During the year ended December 31, 2023, the Company observed a price change in multiple orderly transactions for identical equity securities in one of the Company’s equity securities and adjusted the Company’s basis upwards by $10.1 million.
Government National Mortgage Association Repurchase Asset
The Company had zero and $24.6 million Government National Mortgage Association repurchase assets included in loans held for sale on the consolidated balance sheets at December 31, 2023, and December 31, 2022, respectively. The assets were valued at the lower of cost or market and, where market is lower than cost, valued using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans.
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
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of loans that have experienced a credit loss with specific allocated losses was approximately $19.7 million and $20.7 million at December 31, 2023, and December 31, 2022, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $3.9 million and $806,000 at December 31, 2023, and December 31, 2022, respectively. At December 31, 2023, and December 31, 2022, the Company had zero and $10,000, respectively, in principal amount of residential mortgage loans in the process of foreclosure.

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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31, 2023		December 31, 2022
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$280,441	$280,441	$358,972	$358,972
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	55,190	55,190	67,378	67,378
GNMA repurchase asset	—	—	24,569	24,569
Accrued interest and loan fees receivable	41,688	41,688	38,136	38,136
Level 3 inputs:
Securities held to maturity	11,615	10,848	11,275	11,970
LHFI, net	7,564,076	7,177,720	7,002,861	6,835,770
Financial liabilities:
Level 2 inputs:
Deposits	8,251,125	8,240,520	7,775,702	7,753,966
FHLB advances and other borrowings	83,598	83,187	639,230	639,103
Subordinated indebtedness	194,279	186,251	201,765	181,624
Accrued interest payable	12,272	12,272	3,917	3,917
Note 6 — Premises and Equipment
Major classifications of premises and equipment are summarized below:

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	December 31,
(Dollars in thousands)	2023	2022
Land, buildings and improvements	$106,300	$102,342
Furniture, fixtures and equipment	35,560	31,648
Leasehold improvements	25,079	21,481
Construction in process	19,390	4,808
Total premises and equipment	186,329	160,279
Accumulated depreciation	(67,351)	(60,078)
Premises and equipment, net	$118,978	$100,201
Depreciation expense for premises and equipment totaled $8.0 million, $6.8 million and $6.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 7 — Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2052.
The consolidated balance sheets detail and components of the Company’s lease expense were as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$47,619	$32,608
Operating lease liabilities (included in Accrued expenses and other liabilities)	48,917	34,621
Finance lease liabilities (included in Accrued expenses and other liabilities)	2,244	2,551

Weighted average remaining lease term (years) - operating leases	11.59	10.66
Weighted average discount rate - operating leases	4.12%	3.71%

	Years Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Lease expense:
Operating lease expense	$7,884	$5,344	$4,553
Other lease expense	360	365	369
Total lease expense	$8,244	$5,709	$4,922
Right of use assets obtained in exchange for new operating lease liabilities	$20,568	$13,428	$5,776
Maturities of operating lease liabilities at December 31, 2023, were as follows:

(Dollars in thousands)	December 31, 2023
2024	$6,753
2025	6,214
2026	5,712
2027	5,583
2028	5,338
Thereafter	33,361
Total lease payments	62,961
Less: Imputed interest	14,044
Total lease obligations	$48,917

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Supplemental cash flow related to leases was as follows:

	Years Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Cash paid for operating leases	$8,131	$5,311
Note 8 — Goodwill and Other Intangible Assets
There were zero changes to the carrying amount of goodwill during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded goodwill totaling $94.5 million and other intangible assets totaling $38.4 million in connection with the merger with BTH.
The components of the Company’s goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2023	Gross Carrying Amount at Period End	Net Carrying Amount at the Beginning of the Period	Mergers/Acquisitions	Accumulated Amortization	Net Carrying Amount at Period End
Goodwill		$128,679	$—	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$34,940	$—	$(10,944)	$27,412
Relationship based intangibles	19,650	13,710	—	(7,369)	12,281
Tradename	818	727	—	(181)	637
Non-compete	903	452	—	(903)	—
Naming rights	5,250	—	—	(128)	5,122
Total	$64,977	$49,829	$—	$(19,525)	$45,452
December 31, 2022
Goodwill		$34,153	$94,526	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$12	$38,356	$(3,428)	$34,940
Relationship based intangibles	19,650	15,229	—	(5,940)	13,710
Tradename	818	818	—	(91)	727
Non-compete	903	903	—	(451)	452
Total	$59,727	$16,962	$38,356	$(9,910)	$49,829
During the year ended December 31, 2023, the Company acquired naming and logo rights on certain facilities and properties for $5.3 million for a defined period of time.
Core deposit intangibles acquired during the year ended December 31, 2022, represent the value of the relationships that BTH had with their deposit customers and are amortized over 10 years using an accelerated amortization methodology.
Amortization expense on other intangible assets totaled $9.6 million, $5.5 million and $844,000 for the years ended December 31, 2023, 2022 and 2021, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Estimated future amortization expense for intangible assets remaining at December 31, 2023, was as follows:

(Dollars in thousands) Years Ended December 31,
2024	$7,979
2025	6,677
2026	5,619
2027	4,729
2028	4,008
Thereafter	16,440
Total	$45,452
Note 9 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Years Ended December 31,
Mortgage banking revenue	2023	2022	2021
Origination	$483	$774	$1,379
Gain on sale of loans held for sale	3,111	4,889	11,862
Originations of MSRs	708	2,286	5,153
Servicing	3,739	5,643	5,990
Total gross mortgage revenue	8,041	13,592	24,384
MSR valuation adjustments, net (1)(2)	(4,089)	1,219	(2,593)
Mortgage HFS and pipeline fair value adjustment	(53)	(1,352)	(6,897)
MSR hedge impact	(543)	(6,737)	(1,967)
Mortgage banking revenue	$3,356	$6,722	$12,927
____________________________
(1)The Company recorded a $1.8 million impairment on the MSR portfolio during the year ended December 31, 2023 in conjunction with the planned sale of the mortgage servicing right asset.
(2)The Company recorded a $2.0 million impairment on the held for sale GNMA MSR portfolio during the year ended December 31, 2022.
Management uses forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 12 — Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Balance at beginning of period	$20,824	$16,220	$13,660
Servicing acquired in BTH merger	—	1,099	—
Addition of servicing rights	708	2,286	5,153
Settlement of sale of GNMA MSR	(1,806)	—	—
Valuation adjustment, net of amortization	(4,089)	1,219	(2,593)
Balance at end of period	$15,637	$20,824	$16,220
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
At December 31, 2023 and 2022, the reserve for mortgage loan servicing putback expenses totaled $127,000 and $217,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option, and without GNMA's prior authorization, the servicer may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When a financial institution is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be included in the consolidated balance sheets as mortgage loans held for sale, regardless of whether the institution intends to exercise the buy-back option. These loans totaled $24.6 million at December 31, 2022, and were recorded as mortgage loans held for sale at the lower of cost or fair value with a corresponding liability in FHLB advances and other borrowings on the Company’s consolidated balance sheets. The final sale conditions of the GNMA MSR portfolio were met during the quarter ended March 31, 2023, and, accordingly, there were no GNMA repurchase program loans on the balance sheet at December 31, 2023.
Note 10 — Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing demand	$1,919,638	$2,482,475
Money market	2,772,807	2,442,559
Interest bearing demand	1,875,864	1,737,158
Time deposits	967,901	781,880
Brokered time deposits	444,989	5,407
Savings	269,926	326,223
Total	$8,251,125	$7,775,702

Municipal deposits totaled $881.5 million and $794.6 million at December 31, 2023 and 2022, respectively.
Included in time and brokered time deposits at December 31, 2023 and 2022, are $894.4 million and $322.2 million, respectively, of time deposits in denominations of $250,000 or more.
Maturities of time deposits, at December 31, 2023, are as follows:

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)
Years Ended December 31,
2024	$1,312,766
2025	76,752
2026	11,807
2027	8,213
2028	3,352
Total	$1,412,890
At December 31, 2023 and 2022, overdrawn deposits of $934,000 and $1.3 million, respectively, were reclassified as unsecured loans.
Note 11 — Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Short-term FHLB advances	$70,000	$550,000
Long-term FHLB advances	6,474	6,740
GNMA repurchase liability	—	24,569
Overnight repurchase agreements with depositors	7,124	27,921
Correspondent short-term borrowings	—	30,000
Total FHLB advances and other borrowings	$83,598	$639,230
Subordinated indebtedness, net	$194,279	$201,765
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At December 31, 2023:
Short-term FHLB advance, fixed rate	$70,000	5.68%	1/5/2024
At December 31, 2022:
Short-term FHLB advance, fixed rate	$450,000	4.55%	1/3/2023
Short-term FHLB advance, fixed rate	100,000	4.62	1/13/2023
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company’s first mortgage loans, commercial real estate and other real estate loans, as well as the Company’s investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2023 and 2022, were $2.01 billion and $1.29 billion, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2023 and 2022, ranged from 1.99% to 4.57%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Scheduled maturities of long-term advances from the FHLB at December 31, 2023, are as follows:

(Dollars in thousands)
Years Ended December 31,
2026	$465
2027	1,302
2028	—
Thereafter	4,707
Total	$6,474

Short-Term Borrowings
In conjunction with the BTH merger, the Company assumed certain repurchase agreements with former BTH depositors that included the sale and repurchase of BTH investment securities of at least equal to the daily balance of the BTH depositor’s account, subject to maximum limitations, with various maturity dates. These BTH repurchase agreements were restructured and integrated into the Company’s repurchase agreements which include the sale and repurchase of investment securities and mature on a daily basis. The total overnight repurchase agreements with depositors carried a daily average interest rate of 2.21% for the year ended December 31, 2023, and 0.24% for the year ended December 31, 2022,
The Company had unsecured lines of credit for the purchase of federal funds in the amount of $145.0 million and $140.0 million at December 31, 2023 and 2022, respectively. The Company also had a $75.0 million secured repurchase line of credit at December 31, 2023 and 2022. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Additionally, at December 31, 2023 and 2022, the Company had the availability to borrow $1.42 billion and $1.23 billion, respectively, from the discount window at the Federal Reserve Bank of Dallas, with $1.69 billion and $1.76 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at December 31, 2023 or 2022.
Holding Company Line of Credit
The Company entered into a Loan Agreement (the "Loan Agreement"), along with certain ancillary instruments, with NexBank SSB ("Lender") pursuant to which the Lender can make one or more revolving credit loans of up to $50.0 million to the Company, which can be used for working capital and general corporate purposes. On October 29, 2021, the Company entered into a second amendment (the "Amendment") to the Loan Agreement. Pursuant to the Amendment, the loan may not exceed an aggregate principal amount of $100.0 million, consisting of the $50.0 million existing loan amount and any one or more potential incremental revolving loan commitments that the Lender may make in its sole discretion, up to an aggregate principal of $50.0 million, upon the request of the Company. The Lender has no obligation to agree to extend any incremental revolving loan or to increase the loan amount. The principal amounts borrowed under the Loan Agreement bear interest at a variable rate equal to the applicable Term SOFR for the then-current SOFR Interest Period plus 3.35% (as such terms are defined in the Loan Agreement). Pursuant to the Amendment, the line of credit available to the Company expired on October 27, 2023, at which time all amounts borrowed, together with applicable interest, fees and other amounts owed by the Company were due and payable. The Company may extend the maturity date to a date that is three hundred and sixty-four (364) days after the then-effective maturity date, no more than two times upon (i) delivery of a written request therefor to Lender at least thirty (30) days, but no more than (60) days, prior to the maturity date then in effect; and (ii) receipt by the Lender of a certificate of the Company dated the date of such request. The Company exercised the request for extension and the maturity date was extended to October 27, 2024. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at December 31, 2023 and $30.0 million outstanding at December 31, 2022.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Subordinated Indebtedness
On August 1, 2022, the Company assumed $37.6 million of subordinated promissory notes ("BTH Notes") from BTH. At December 31, 2023, the Company had BTH Notes of $34.7 million with maturity dates ranging from December 2024 to June 2031. Interest rates on the BTH Notes primarily reprice quarterly and range from Prime +50 bps to Prime +175 bps with a floor of 3.875% on all the BTH Notes, and ceilings ranging from 6.125% to 6.375%. The BTH Notes are intended to qualify for Tier 2 capital treatment and are substantively identical in terms and conditions, including priority, except for the maturity dates and interest rates payable on the notes. Interest is payable on the BTH Notes quarterly, and the principal amount of each BTH Note is payable at maturity. After the five-year anniversary of issuance, the Company can redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. In addition, the BTH Notes can be redeemed at any time without penalty, upon not less than ten days’ notice, in the event that (i) the BTH Notes no longer qualify as Tier 2 capital as a result of any amendment or change in interpretation or application of laws or regulation that becomes effective after the date of issuance of the BTH Notes, or (ii) a tax event, or (iii) investment company act event, as defined in the BTH Notes. The BTH Notes are unsecured and rank senior to the Company’s common stock, any preferred stock that may be issued, and the BTH TruPS (defined below).
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes initially bear interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate will equal the three-month LIBOR rate (provided, that in the event the three-month LIBOR is less than zero, the three-month LIBOR will be deemed to be zero) plus 282 basis points, payable quarterly in arrears. On June 30, 2023, in conjunction with the customary fallback provision upon the discontinuation of LIBOR, the rate for the floating rate periods from and including February 15, 2025, on these notes transitioned to the three-month term SOFR plus 308 basis points. Origin Bank is entitled to redeem the 4.25% Notes, in whole or in part, on or after February 15, 2025, and to redeem the 4.25% Notes at any time in whole upon certain other specified events. The 4.25% Notes qualify as Tier 2 capital for regulatory capital purposes for Origin Bank.
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and a portion was transferred to Origin Bank, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank. During the year ended December 31, 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company repurchased $5.0 million of the 4.50% notes in conjunction the Federal Deposit Insurance Corporation’s failed bank resolution process.
On August 1, 2022, the Company assumed BTH’s obligations with respect to $7.2 million in aggregate principal amount of junior subordinated debentures issued to a statutory trust of BTH ("BTH TruPS"). The BTH TruPS and the Company’s two other wholly-owned, unconsolidated subsidiary grantor trusts were established for the purpose of issuing trust preferred securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "debentures") of the Company. The debentures are the sole assets of the trusts. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the debentures and can be currently redeemed by the Company in whole or in part at a redemption price equal to 100% of the outstanding principal amount of the debentures, plus any accrued but unpaid interest to the redemption date. The trust preferred securities qualify as Tier 1 capital of the Company for regulatory purposes, subject to certain limitations.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table is a summary of the terms of the junior subordinated debentures at December 31, 2023:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	8.94%	12.50%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	7.45	16.00
BT Holdings Trust I	05/2007	09/2037	7,217	Variable (3)	7.26	N/A
Par amount			$18,043
Unamortized original issue discount			(1,016)
Unamortized purchase accounting discount			(671)
Total junior subordinated debt at December 31, 2023			$16,356
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month average SOFR plus 3.30%, with the last reprice date on October 27, 2023.
(2)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.80%, plus 0.26161% SOFR spread adjustment, with the last reprice date on December 13, 2023.
(3)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.64%, plus 0.26161% SOFR spread adjustment, with the last reprice date on December 4, 2023.
The balance of the subordinated indebtedness varies from the amounts carried on the consolidated balance sheets due to the remaining original issue and purchase discount of which was established at the time of issuance or purchase and is being amortized over the remaining life of the securities using the interest method.
Note 12 — Derivative Financial Instruments
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Mortgage banking derivatives
The Company enters into certain derivative agreements as part of its mortgage banking and related risk management activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a mandatory delivery basis. The Company also economically hedges the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future and U.S. Treasury Notes.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at December 31, 2023 and 2022, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the year ended December 31, 2023 and 2022. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest rate swaps included in other assets	$10,500	$10,500	$786	$1,043

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$363,498	$352,842	$18,567	$25,482
Interest rate swaps included in other liabilities	356,683	345,742	(18,298)	(25,175)
Risk participation agreements included in other liabilities	20,000	59,738	(2)	—
Forward commitments to purchase forward-settling mortgage-backed securities included in other assets (liabilities)	9,000	7,000	91	(100)
Forward commitments to purchase treasury notes in other assets	22,500	31,500	822	—
Forward commitments to sell residential mortgage loans included in other assets	—	8,500	—	7
Interest rate-lock commitments on residential mortgage loans included in other assets	8,471	9,544	221	201
	$780,152	$814,866	$1,401	$415
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
The weighted-average rates paid and received for interest rate swaps were as follows:

	Weighted-Average Interest Rate
	December 31, 2023		December 31, 2022
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.24%	8.35%	4.98%	5.72%
Non-hedging interest rate swaps - financial institution counterparties	4.88	7.82	3.72	5.75
Non-hedging interest rate swaps - customer counterparties	7.82	4.88	5.75	3.72

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2023	2022	2021
Amount of loss recognized in mortgage banking revenue (1)	$(573)	$(2,813)	$(3,118)
Amount of (loss) gain recognized in other non-interest income	(41)	655	816
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. See Note 9 — Mortgage Banking for more information on components of mortgage banking revenue.
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At December 31, 2023 and 2022, the Company had cash collateral on deposit with swap counterparties totaling $865,000 and $7.6 million, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 13 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan is designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The 2012 Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. At December 31, 2023, the maximum number of shares of the Company’s common stock available for issuance under the 2012 Plan was 33,365 shares.
Additionally, the Company’s stockholders approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. At December 31, 2023, there was $188,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2023, ESPP purchase period. These costs are expected to be recognized over a period of 0.42 year.

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	1.00	1.00	1.00
Dividend yield	$1.88	$1.41	$1.25
Risk-free interest rate	3.90%	1.24%	0.10%
Expected volatility	31.63	37.90	45.96
The ESPP shares purchased are as follows for the dates indicated:

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2023	2022	2021
ESPP shares purchased	46,213	26,089	—
Shares available for issuance under the ESPP	927,698	973,911	1,000,000

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Share-based compensation cost charged to income for the years ended December 31, 2023, 2022 and 2021, is presented below. There was no stock option expense for any of the periods shown.

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
RSA & RSU	$4,321	$2,845	$2,100
PSU	534	288	—
ESPP	426	316	195
Total stock compensation expense	$5,281	$3,449	$2,295
Related tax benefits recognized in net income	$1,109	$724	$482
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
The Company’s PSU awards, excluding the CEO PSUs, are three-year cliff-vested awards, with each unit divided into two categories (“ROAA Unit Group” and “ROAE Unit Group”), composed of an equivalent number of initial PSUs granted. The PSU share amounts do not reflect potential increases or decreases resulting from the interim performance results until the final performance results are determined at the end of the three-year period. The ROAA Unit Group is based upon the Company’s Performance Period Return on Average Assets performance, and the ROAE Unit Group is based upon the Company’s Performance Period Return on Average Equity performance. The PSUs are initially valued utilizing the fair value of the Company’s stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company’s Performance Period ROAA or ROAE to the Company’s targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company’s closing month end stock price for the month immediately preceding the period end date. The determination of whether and to what extent the performance criteria has been satisfied during the applicable Performance Period shall be made by the Compensation Committee, in its sole and absolute discretion. Certain nonrecurring, unusual or infrequent items may be disregarded in the ROAA or ROAE calculation as described further in the PSU award agreement. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The following table summarizes the Company’s award activity:

	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	27,391	$35.37	48,048	$35.27	103,359	$31.51
Granted RSAs	16,788	28.61	12,840	37.39	13,460	42.26
Vested RSAs	(26,550)	35.11	(33,497)	36.00	(67,825)	31.07
Forfeited RSAs	—	—	—	—	(946)	24.69
Nonvested RSAs, December 31,	17,629	29.33	27,391	35.37	48,048	35.27

Nonvested RSUs, January 1,	270,390	$39.63	73,977	$40.64	—	$—
Granted RSUs	116,098	35.65	222,282	39.43	73,977	40.64
Vested RSUs	(55,614)	41.98	(24,028)	40.56	—	—
Forfeited RSUs	(12,706)	41.59	(1,841)	43.48	—	—
Nonvested RSUs, December 31,	318,168	37.69	270,390	39.63	73,977	40.64

Nonvested PSUs, January 1,	157,367	$29.06	—	$—	—	$—
Granted PSUs	43,591	31.77	157,367	29.06	—	—
Forfeited PSUs	(3,116)	31.77	—	—	—	—
Nonvested PSUs, December 31,	197,842	28.33	157,367	29.06	—	—
At December 31, 2023, there was $153,000, $9.7 million and $2.6 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.3, 3.6 and 1.9 years for RSA, RSU and PSU shares, respectively.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The table below summarizes the status of the Company’s stock options and changes during the years ended December 31, 2023, 2022, and 2021.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(135,746)	23.61	—	1,533
Expired	(15,218)	34.48	—	—
Outstanding and exercisable at December 31, 2023	353,473	31.49	4.46	1,670

Year Ended December 31, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
BTH options converted to OBK options	611,676	28.62	—	8,838
Exercised	(144,785)	20.80	—	2,992
Expired	(1,654)	34.44	—	—
Outstanding and exercisable at December 31, 2022	504,437	29.46	5.13	3,736

Year Ended December 31, 2021
Outstanding at January 1, 2021	224,000	$10.86	4.92	$3,789
Exercised	(184,800)	10.88	—	6,447
Outstanding and exercisable at December 31, 2021	39,200	10.73	2.28	1,262
Note 14 — Employee Benefit Plans
Defined Contribution Retirement Plan
The Company maintains the Origin Bancorp, Inc. Employee Retirement Plan (the "Retirement Plan") that is a defined contribution benefit plan, that allows contributions under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees who meet certain other requirements and employment classification criteria. Under the provisions of the Retirement Plan, the Company may make discretionary matching contributions on a percentage, not to exceed 6%, of a participant’s elective deferrals. Any percentage(s) determined by the Company shall apply to all eligible persons for the entire plan year. Historically, the Company has matched 50% of the first 6% of eligible compensation deferred by a participant. Eligible compensation includes salaries, wages, overtime and bonuses, and excludes expense reimbursements and fringe benefits. In addition, the Company may make additional discretionary contributions out of current or accumulated net profit. Matching contributions are invested as directed by the participant. The total of the Company’s contributions may not exceed limitations set forth in the Retirement Plan document or the maximum deductible under the Internal Revenue Code.
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $2.7 million, $2.4 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Other Benefit Plans
The Company has entered into individual Supplemental Executive Retirement Plans (“SERP”) or Executive Supplemental Income Agreements (“ESIA”) with several of its executive officers. Eligibility to participate in a SERP or ESIA is limited to senior officers and determined by the Board. The SERPs and ESIA are unfunded and designed to be a nonqualified deferred compensation retirement plan in compliance with Section 409A of the Internal Revenue Code. Deferred compensation has been recorded for these plans as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $10.8 million and $10.9 million at December 31, 2023 and 2022, respectively. Typically, payments to participants reduce the accrual and any actuarial adjustments are netted with the expense. The expense recorded for the deferred compensation plan totaled $452,000 for the year ended December 31, 2023, and $1.1 million for each of the years ended December 31, 2022 and 2021.
On December 7, 2022, the Company’s Board of Directors approved the Origin Bank Nonqualified Deferred Compensation Plan (the “DCP”), pursuant to which certain employees, including the Company’s named executive officers, may elect to participate. Pursuant to the DCP, which became effective January 1, 2023, participants may make deferral elections with respect to their base salary, bonus or stock units. The Company may make discretionary contributions to the DCP, which contributions will be subject to a vesting schedule. Unless otherwise specified by the Company, such Company contributions will have a 5-year ratable vesting schedule, subject to acceleration of vesting in the case of a change in control or the participant’s death, disability or retirement. Participants may make individual investment elections that will determine the rate of return on their cash deferral amounts under the DCP. Cash deferrals are only deemed to be invested in the investment options selected. The DCP does not provide any above-market returns or preferential earnings to participants, and, with the exception of Company contributions, the deferrals and their earnings are always 100% vested. Participants may elect, at the time they make their deferral elections, to receive in-service distributions or separation from service distributions. Distributions can be paid either as a lump sum payment or in substantially equal annual installments, over a period of up to 5 years for in-service distributions, or over a period of up to 10 years for separation from service distributions.
There was no deferred compensation liability or expense recorded pursuant to the DCP plan during the periods covered by this report.
Note 15 — Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2023	2022	2021
Current	$(7,181)	$1,378	$17,022
Deferred	27,458	18,634	6,077
State income taxes:
Current	1,590	40	584
Deferred	256	(325)	202
Income tax expense	$22,123	$19,727	$23,885

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is below:

	Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$22,244	21.00%	$22,563	21.00%	$27,811	21.00%
Tax exempt revenue, net of nondeductible interest	(1,072)	(1.01)	(1,510)	(1.41)	(1,339)	(1.01)
Low-income housing tax credits, net of amortization	(758)	(0.72)	(832)	(0.77)	(468)	(0.35)
Other tax credits, net of add-backs	(1,218)	(1.15)	(1,218)	(1.13)	(1,218)	(0.92)
Bank-owned life insurance income	(182)	(0.17)	(145)	(0.13)	(170)	(0.13)
State income taxes, net of federal benefit	1,498	1.41	(201)	(0.19)	662	0.50
Stock-based compensation	632	0.60	17	0.02	(1,272)	(0.96)
Nondeductible expense	814	0.77	996	0.93	106	0.08
Other	165	0.16	57	0.04	(227)	(0.17)
Total income tax expense	$22,123	20.89%	$19,727	18.36%	$23,885	18.04%
Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2023	2022
Credit loss allowances	$22,019	$20,480
Deferred compensation and share-based compensation	7,442	7,699
Net operating loss carryforwards	1,333	27,341
Credit carryforwards	—	3,678
Other	5	45
Investments in limited partnerships	1,789	13
Other real estate owned	24	9
Lease obligations	48	36
Premium/discount on acquisitions	187	624
Deferred rent obligations	427	594
Gross deferred tax assets	33,274	60,519
Valuation allowance	(1,193)	(899)
Deferred tax assets net of valuation allowance	$32,081	$59,620

Deferred tax liabilities:
Basis difference in premises and equipment	$4,586	$3,811
Intangible assets	6,858	8,539
Mortgage servicing rights	3,378	4,499
Deferred Income	2,181	—
Other	361	341
Gross deferred tax liabilities	17,364	17,190
Net deferred tax asset	$14,717	$42,430
At December 31, 2023, the Company had $2.3 million of Federal gross net operating net loss carryforwards and $29.0 million in gross state net operating losses carryforwards. Of these net loss carryforwards, $2.3 million in Federal gross net operating loss carryforwards acquired in previous business combinations are expiring between 2024 and 2028, and 96.2% of the $29.0 million in state net operating losses can be carried forward indefinitely with the remaining carryforwards expiring between 2024 and 2042. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused, and has established a $1,193,000 valuation allowance related to these carryforwards.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2020.
Note 16 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2021	$26,206	$(557)	$25,649
Net change	(20,397)	477	(19,920)
Balance at December 31, 2021	5,809	(80)	5,729
Net change	(166,509)	905	(165,604)
Balance at December 31, 2022	(160,700)	825	(159,875)
Net change	39,054	(202)	38,852
Balance at December 31, 2023	$(121,646)	$623	$(121,023)
Note 17 — Capital and Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at December 31, 2023, and December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2023, and December 31, 2022, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. The Bank elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $2.5 million and $5.1 million at December 31, 2023, and 2022, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and the Bank at December 31, 2023, and December 31, 2022, are presented in the following table:

(Dollars in thousands) December 31, 2023	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,012,916	11.83%	$599,455	7.00%	N/A	N/A
Origin Bank	1,019,732	11.95	597,548	7.00	$554,866	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,028,729	12.01	727,907	8.50	N/A	N/A
Origin Bank	1,019,732	11.95	725,593	8.50	682,912	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,286,604	15.02	899,184	10.50	N/A	N/A
Origin Bank	1,188,000	13.92	896,320	10.50	853,638	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,028,729	10.50	391,822	4.00	N/A	N/A
Origin Bank	1,019,732	10.45	390,246	4.00	487,807	5.00
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	906,859	10.93	580,857	7.00	N/A	N/A
Origin Bank	952,579	11.50	579,775	7.00	538,363	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	922,584	11.12	705,327	8.50	N/A	N/A
Origin Bank	952,579	11.50	704,013	8.50	662,600	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,180,665	14.23	871,290	10.50	N/A	N/A
Origin Bank	1,109,257	13.39	869,661	10.50	828,249	10.00
Leverage Ratio
Origin Bancorp, Inc.	922,584	9.66	381,955	4.00	N/A	N/A
Origin Bank	952,579	9.94	383,359	4.00	479,198	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $114.1 million at December 31, 2023.
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
There have been no stock repurchases during the years ended December 31, 2023 or December 31, 2022.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 18 — Commitments and Contingencies
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) December 31, 2023
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$955,486	$990,690	$349,918	$58,954	$2,355,048
Standby letters of credit	103,280	20,458	32,957	—	156,695
Total off-balance sheet commitments	$1,058,766	$1,011,148	$382,875	$58,954	$2,511,743
December 31, 2022
Commitments to extend credit(1)	$1,093,744	$988,212	$553,069	$96,783	$2,731,808
Standby letters of credit	86,922	2,264	—	—	89,186
Total off-balance sheet commitments	$1,180,666	$990,476	$553,069	$96,783	$2,820,994
____________________________
(1)Includes $759.4 million and $594.6 million of unconditionally cancellable commitments at December 31, 2023, and December 31, 2022, respectively.
At December 31, 2023, the Company held 31 unfunded letters of credit from the FHLB totaling $693.6 million, with expiration dates ranging from January 14, 2024, to September 22, 2027. At December 31, 2022, the Company held 28 unfunded letters of credit from the FHLB totaling $277.4 million, with expiration dates ranging from January 14, 2023, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.7 million and $4.6 million at December 31, 2023, and December 31, 2022, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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
Note 19 — Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2023 and 2022, were as follows:

(Dollars in thousands)	2023	2022
Balance, beginning of year	$76,226	$471
Advances	18,036	10,853
Principal repayments	(23,133)	(1,156)
Effect of changes in composition of related parties	—	66,058
Balance, end of year	$71,129	$76,226

Commitments to extend credit	$13,523	$2,570
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2023 and 2022, amounted to $34.6 million and $40.0 million, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 20 — Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2023	2022
Assets
Cash and cash equivalents	$87,698	$99,810
Investment in affiliates/subsidiaries	1,069,967	995,507
Other assets	33,478	19,840
Total assets	$1,191,143	$1,115,157
Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$30,000
Subordinated indebtedness, net	125,078	132,661
Accrued expenses and other liabilities	3,160	2,553
Total liabilities	128,238	165,214
Stockholders’ Equity
Common stock	154,931	153,733
Additional paid‑in capital	528,578	520,669
Retained earnings	500,419	435,416
Accumulated other comprehensive loss	(121,023)	(159,875)
Total stockholders’ equity	1,062,905	949,943
Total liabilities and stockholders’ equity	$1,191,143	$1,115,157

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2023	2022	2021
Income:
Dividends from subsidiaries	$53,150	$17,500	$19,200
Other	10,945	408	1,608
Total income	64,095	17,908	20,808
Expenses:
Interest expense	7,515	5,612	4,313
Salaries and employee benefits	370	220	221
Other	1,708	4,915	1,079
Total expenses	9,593	10,747	5,613
Income before income taxes and equity in undistributed net income of subsidiaries	54,502	7,161	15,195
Income tax (expense) benefit	(943)	3,359	762
Income before equity in undistributed net income of subsidiaries	53,559	10,520	15,957
Equity in undistributed net income of subsidiaries	30,241	77,195	92,589
Net income	$83,800	$87,715	$108,546

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2023	2022	2021
Cash flows from operating activities:
Net income	$83,800	$87,715	$108,546
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,451	(2,254)	7
Equity in undistributed net income of subsidiaries	(30,241)	(77,195)	(92,589)
Amortization of subordinated indebtedness discount including purchase accounting adjustment	220	181	147
Gain on equity securities without a readily determinable fair value	(10,096)	—	—
Gain on repurchase of subordinated debentures	(471)	—	—
Other, net	(4,540)	4,805	(5,898)
Net cash provided by operating activities	43,123	13,252	10,213
Cash flows from investing activities:
Lincoln Agency, LLC and Pulley-White Insurance Agency acquisitions	—	—	(7,457)
BTH acquisition	—	44,265	—
Net purchases of non-marketable equity securities held in other financial institutions	—	—	(3,612)
Capital calls on limited partnership investments	(2,454)	(3,722)	(513)
Net cash (used in) provided by investing activities	(2,454)	40,543	(11,582)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	30,000	—
Repayments on short-term borrowings	(30,000)	—	—
Dividends paid	(18,567)	(15,887)	(11,525)
Cash received on exercise of stock options	3,140	2,998	146
Repurchase of subordinated debentures, net	(4,729)	—	—
Maturities of subordinated debentures	(2,625)	—	—
Net cash (used in) provided by financing activities	(52,781)	17,111	(12,635)
Net (decrease) increase in cash and cash equivalents	(12,112)	70,906	(14,004)
Cash and cash equivalents at beginning of year	99,810	28,904	42,908
Cash and cash equivalents at end of year	$87,698	$99,810	$28,904
Note 21 — Business Combinations
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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
Loans acquired – Fair values for PCD loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates except when a fair value of collateral approach was applied. The discount rates used for PCD loans were based on current market rates and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses, as that has been included in the estimated cash flows. Non-PCD loans were grouped together according to similar characteristics and were treated in the aggregate when applying valuation techniques. See Note 4 — Loans in these notes to the consolidated financial statements for more information related to loans acquired.

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
Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of the merger using the same methodology as other loans held for investment as discussed in Note 4 — Loans in these notes to the consolidated financial statements. The following table provides a summary of loans purchased with credit deterioration at the merger transaction date with BTH:

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

(Dollars in thousands except share and per share data)	Pro-Forma for the Year Ended December 31, 2022

Net interest income	$323,772
Noninterest income	65,900
Net income	104,969

Pro-forma earnings per share:
Basic	$3.14
Diluted	3.11

Weighted average shares outstanding	33,455,866

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
Management’s annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting at December 31, 2023, based on the specified criteria. The effectiveness of our internal control over financial reporting at December 31, 2023, has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Origin Bancorp, Inc.
Ruston, Louisiana
Opinion on the Internal Control over Financial Reporting
We have audited Origin Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the years in the three-year period ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ FORVIS, LLP

Little Rock, Arkansas
February 28, 2024

Item 9B.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants at December 31, 2023, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Stock and Incentive Compensation Plans to our consolidated financial statements contained in Part II, Item 8 of this report.

	Number of Securities to be Issued upon Exercise of Outstanding Options(1)	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2012 Stock Incentive Plan	—	$—	33,365
Issued prior to establishment of the 2012 Stock Incentive Plan	9,600	13.31	—
BTH 2012 Equity Incentive Plan	343,873	33.34	343,873
Total	353,473	31.49	377,238
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
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

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

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 28, 2020 (File No. 001-38487)

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2020 (File No. 001-38487)

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)

4.2
Subordinated Indenture, dated as of October 16, 2020, by and between Origin Bancorp, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2020 (File No. 001-38487)

4.3
First Supplemental Indenture, dated as of October 16, 2020, by and between Origin Bancorp, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 16, 2020 (File No. 001-38487)

4.4	Description of Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.1 *	Origin Bancorp, Inc. 2012 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed for the quarter ended March 31, 2021 (File No. 001-38487)

10.2 *
Form of Restricted Stock Award Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 28, 2018 (File No. 001-38487)

10.3 *
Form of Stock Option Award Agreement under the Community Trust Financial Corporation 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed April 10, 2018 (File No. 333-224225)

10.4 *	BT Holdings, Inc. 2012 Equity Incentive Plan. incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed August 1, 2022 (File No. 333-266440))

10.5 *
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.5 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.6 *
Amended and Restated Executive Salary Continuation Plan, effective May 1, 2008, between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2019 (File No. 001-38487)

10.7 *
Executive Deferred Compensation Agreement, dated March 30, 2001, by and between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.8 *
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 25, 2018, by and among New York Life Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225)

Exhibit Number	Description
10.9 *
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 26, 2018, by and among Great-West Life & Annuity Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed April 27, 2018 (File No. 333-224225)

10.10 *
Amended and Restated Endorsement Split Dollar Life Insurance Agreement, dated February 27, 2020, by and between Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.10 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.11 *
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and M. Lance Hall, incorporated by reference to Exhibit 10.11 to the Company’s 10-K for the year ended December 31, 2019 (File No. 001-38487)

10.12 *
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 13, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.13 *
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated September 4, 2002, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.14 *
Amendment to the Life Insurance Endorsement Split Dollar Plan Agreement, dated December 8, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.15 *
Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement, dated December 18, 2009, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018 (File No. 333-224225)

10.16 *
Executive Supplemental Income Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2019 (File No. 001-38487)

10.17 *
Endorsement Split Dollar Life Insurance Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 31, 2019 (File No. 001-38487)

10.18 *
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2018 (File No. 001-38487)

10.19 *
Endorsement Split Dollar Life Insurance Agreement, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 21, 2018 (File No. 001-38487)

10.20
Loan Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 11, 2018 (File No. 001-38487)

10.21	Revolving Promissory Note issued to NexBank SSB on October 5, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 11, 2018 (File No. 001-38487)

10.22
Pledge and Security Agreement, dated as of October 5, 2018, by and between Origin Bancorp, Inc. and NexBank SSB, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 11, 2018 (File No. 001-38487)

10.23
Fiscal and Paying Agency Agreement, dated as of February 6, 2020, by and between Origin Bank and U.S. Bank National Association, as Fiscal and Paying Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 6, 2020 (File No. 001-38487)

10.24
Form of Subordinated Note Purchase Agreement, dated as of February 6, 2020, by and among Origin Bank and the several Purchasers, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 6, 2020 (File No. 001-38487)

10.25 *
Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore incorporated by reference to Exhibit 10.31 to the Company’s 10-K for the year ended December 31, 2020 (file No. 001-38487)

10.26
First Amendment to Loan Agreement, dated as of October 5, 2021, by and between Origin Bancorp, Inc. and NexBank, SSB, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed for year ended December 31, 2021, (File No. 001-38487)

10.27
Second Amendment to Loan Agreement, dated as of October 29, 2021, by and between Origin Bancorp, Inc. and NexBank, SSB, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed for year ended December 31, 2021, (File No. 001-38487)

10.28 *
Change in Control Agreement, dated June 14, 2018, among Origin Bank, Origin Bancorp, Inc. and Jimmy R. Crotwell, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed for year ended December 31, 2021, (File No. 001-38487)

Exhibit Number	Description

10.29 *
Form of Performance Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.30 *
Form of Restricted Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.31 *
Change in Control Agreement, dated February 22, 2022, among Origin Bank, Origin Bancorp, Inc. and Derek McGee, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.32 *
Termination of Change in Control Agreement, dated August 8, 2022, among Origin Bancorp, Inc., Origin Bank and Stephen Brolly, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.33 *
Change in Control Agreement, dated July 27, 2022, among Origin Bank, Origin Bancorp, Inc. and William Wallace, incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed July 27, 2022 (File No. 001-38487)

10.34 *
Employment Agreement between Origin Bancorp, Inc., and Stephen Brolly, dated August 8, 2022, incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 27, 2022 (File No. 001-38487)

10.35 *
Amendment to Employment Agreement, dated May 24, 2022, among BTH Bank, N.A, BT Holdings, Inc., and Lori Sirman, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.36 *
Origin Bancorp, Inc., Origin Bank Nonqualified Deferred Compensation Plan, dated December 8, 2022, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.37 *
Origin Bancorp, Inc., Origin Bank Long Term Equity Deferred Compensation Plan, dated December 8, 2022, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.38 *
Form of Incentive Agreement for Performance Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.39 *
Form of Incentive Agreement for Restricted Stock Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 22, 2023 (File No. 001-38487)

10.40 *	Origin Bancorp, Inc. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2021 (File No. 001-38487)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Origin Bancorp, Inc. Clawback Policy, dated October 2, 2023

101
The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, is formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
Item 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)
Date: February 28, 2024	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 28, 2024
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Wallace, IV	February 28, 2024
William J. Wallace, IV, Chief Financial Officer/Senior Executive Officer (Principal Financial Officer)

/s/ Stephen H. Brolly	February 28, 2024
Stephen H. Brolly, Chief Accounting Officer/Senior Executive Officer (Principal Accounting Officer)

/s/ Daniel Chu	February 28, 2024
Daniel Chu, Director

/s/ James S. D’Agostino	February 28, 2024
James S. D’Agostino, Director

/s/ James E. Davison, Jr.	February 28, 2024
James E. Davison, Jr., Director

/s/ Jay Dyer	February 28, 2024
Jay Dyer, Director

/s/ A. La’Verne Edney	February 28, 2024
A. La’Verne Edney, Director

/s/ Meryl Farr	February 28, 2024
Meryl Farr, Director

/s/ Richard Gallot, Jr.	February 28, 2024
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 28, 2024
Stacey W. Goff, Director

/s/ Michael A. Jones	February 28, 2024
Michael A. Jones, Director

/s/ Gary E. Luffey	February 28, 2024
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 28, 2024
Farrell J. Malone, Director

/s/ Lori Sirman	February 28, 2024
Lori Sirman, Director

/s/ Elizabeth E. Solender	February 28, 2024
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 28, 2024
Steven Taylor, Director