Form 10-Q
period 2024-03-31
Origin Bancorp, Inc.
filed 2024-05-07
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,014,945 shares of Common Stock, par value $5.00 per share, were issued and outstanding at April 30, 2024.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2024

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
•the risk that the regulatory environment may not be conducive to, or may prohibit the consummation of, future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations; and
•our ability to manage the risks involved in the foregoing.
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Cash and due from banks	$98,147	$127,278
Interest-bearing deposits in banks	193,365	153,163
Total cash and cash equivalents	291,512	280,441
Securities:
Available for sale	1,190,922	1,253,631
Held to maturity, net allowance for credit losses of $24 and $63 at March 31, 2024, and December 31, 2023, respectively (fair value of $10,956 and $10,848 at March 31, 2024, and December 31, 2023, respectively)	11,651	11,615
Securities carried at fair value through income	6,755	6,808
Total securities	1,209,328	1,272,054
Non-marketable equity securities held in other financial institutions	53,870	55,190
Loans held for sale at fair value	14,975	16,852
Loans, net of allowance for credit losses of $98,375 and $96,868 at March 31, 2024, and December 31, 2023, respectively	7,801,652	7,564,076
Premises and equipment, net	120,931	118,978
Mortgage servicing rights	—	15,637
Cash surrender value of bank-owned life insurance	40,134	39,905
Goodwill	128,679	128,679
Other intangible assets, net	43,314	45,452
Accrued interest receivable and other assets	187,984	185,320
Total assets	$9,892,379	$9,722,584
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,887,066	$1,919,638
Interest-bearing deposits	4,990,632	4,918,597
Time deposits	1,627,766	1,412,890
Total deposits	8,505,464	8,251,125
Federal Home Loan Bank (“FHLB”) advances, repurchase obligations and other borrowings	13,158	83,598
Subordinated indebtedness, net	160,684	194,279
Accrued expenses and other liabilities	134,220	130,677
Total liabilities	8,813,526	8,659,679
Commitments and contingencies - See Note 12 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 31,011,304 and 30,986,109 shares issued at March 31, 2024, and December 31, 2023, respectively)	155,057	154,931
Additional paid‑in capital	530,380	528,578
Retained earnings	518,325	500,419
Accumulated other comprehensive loss	(124,909)	(121,023)
Total stockholders’ equity	1,078,853	1,062,905
Total liabilities and stockholders’ equity	$9,892,379	$9,722,584
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income
Interest and fees on loans	$127,186	$106,496
Investment securities-taxable	6,849	8,161
Investment securities-nontaxable	910	1,410
Interest and dividend income on assets held in other financial institutions	3,756	4,074
Total interest and dividend income	138,701	120,141
Interest expense
Interest-bearing deposits	62,842	34,557
FHLB advances and other borrowings	518	5,880
Subordinated indebtedness	2,018	2,557
Total interest expense	65,378	42,994
Net interest income	73,323	77,147
Provision for credit losses	3,012	6,197
Net interest income after provision for credit losses	70,311	70,950
Noninterest income
Insurance commission and fee income	7,725	7,011
Service charges and fees	4,688	4,571
Other fee income	2,247	1,974
Mortgage banking revenue	2,398	1,781
Swap fee income	57	384
(Loss) gain on sales of securities, net	(403)	144
Other income	543	519
Total noninterest income	17,255	16,384
Noninterest expense
Salaries and employee benefits	35,818	33,731
Occupancy and equipment, net	6,645	6,503
Data processing	3,145	2,916
Office and operations	2,502	2,303
Intangible asset amortization	2,137	2,553
Regulatory assessments	1,734	951
Advertising and marketing	1,444	1,456
Professional services	1,231	1,525
Loan-related expense	905	1,465
Electronic banking	1,239	1,009
Franchise tax expense	477	975
Other expense	1,430	1,373
Total noninterest expense	58,707	56,760
Income before income tax expense	28,859	30,574
Income tax expense	6,227	6,272
Net income	$22,632	$24,302
Basic earnings per common share	$0.73	$0.79
Diluted earnings per common share	0.73	0.79
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$22,632	$24,302
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(5,415)	27,400
Reclassification adjustment for net loss (gain) included in net income	403	(144)
Change in the net unrealized (loss) gain on available for sale investment securities, before tax	(5,012)	27,256
Net gain realized as a yield adjustment in interest on transferred investment securities	(3)	(3)
Change in the net unrealized (loss) gain on investment securities, before tax	(5,015)	27,253
Income tax (benefit) expense related to net unrealized gain (loss) arising during the period	(1,053)	5,724
Change in the net unrealized (loss) gain on investment securities, net of tax	(3,962)	21,529
Cash flow hedges:
Net unrealized gain arising during the period	204	643
Reclassification adjustment for net gain included in net income	(108)	(814)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	96	(171)
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	20	(36)
Change in net unrealized net gain (loss) on cash flow hedges, net of tax	76	(135)
Other comprehensive (loss) income, net of tax	(3,886)	21,394
Comprehensive income	$18,746	$45,696
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	24,302	—	24,302
Other comprehensive income, net of tax	—	—	—	—	21,394	21,394
Stock-based compensation expense	—	—	1,391	—	—	1,391
Stock based compensation shares issued, net of shares withheld	9,750	49	(138)	—	—	(89)
Exercise of stock options, net of shares withheld	24,503	122	202	—	—	324
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,678)	—	(4,678)
Balance at March 31, 2023	30,780,853	$153,904	$522,124	$455,040	$(138,481)	$992,587

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2024	30,986,109	$154,931	$528,578	$500,419	$(121,023)	$1,062,905
Net income	—	—	—	22,632	—	22,632
Other comprehensive loss, net of tax	—	—	—	—	(3,886)	(3,886)
Stock-based compensation expense	—	—	2,079	—	—	2,079
Stock based compensation shares issued, net of shares withheld	20,108	101	(286)	—	—	(185)
Exercise of stock options, net of shares withheld	5,087	25	9	—	—	34
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,726)	—	(4,726)
Balance at March 31, 2024	31,011,304	$155,057	$530,380	$518,325	$(124,909)	$1,078,853

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2024	2023
Net income	$22,632	$24,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,012	6,197
Depreciation and amortization	4,075	4,529
Net amortization on securities	1,218	1,744
Accretion of net premium/discount on purchased loans	(6)	(1,617)
Amortization of investments in tax credit funds	415	453
Loss (gain) on sale of securities, net	403	(144)
Deferred income tax (benefit) expense	(2,583)	12,310
Stock-based compensation expense	2,079	1,391
Originations of mortgage loans held for sale	(44,392)	(43,163)
Proceeds from mortgage loans held for sale	35,887	29,905
Gain on mortgage loans held for sale including, for the three months ended March 31, 2023, origination of mortgage servicing rights	(964)	(758)
Mortgage servicing rights valuation adjustment	(450)	906
Gain on sale of MSR	(410)	—
Net gain on disposals of premises and equipment	(2)	(63)
Increase in the cash surrender value of life insurance	(229)	(213)
Net losses on sales and write-downs of other real estate owned	21	—
Net change in operating leases	35	(80)
Decrease (increase) in other assets	4,835	(4,940)
Increase (decrease) in other liabilities	1,557	(3,180)
Net cash provided by operating activities	27,133	27,579
Cash flows from investing activities:
Purchases of securities available for sale	(7,194)	(751)
Maturities and pay downs of securities available for sale	42,046	36,610
Proceeds from sales and calls of securities available for sale	21,224	39,195
Redemption of non-marketable equity securities held in other financial institutions	5,556	—
Purchase of non-marketable equity securities held in other financial institutions	(4,016)	(9,306)
Originations of mortgage warehouse loans	(1,842,251)	(1,198,573)
Proceeds from pay-offs of mortgage warehouse loans	1,771,222	1,145,909
Net increase in loans, excluding mortgage warehouse and loans held for sale	(160,209)	(224,124)
Proceeds from sale of MSR	15,885	—
Return of capital and other distributions from limited partnership investments	275	802
Capital calls on limited partnership investments	(388)	(189)
Purchase of low-income housing tax credit investments	—	(411)
Purchases of premises and equipment	(3,906)	(5,790)
Proceeds from sales of premises and equipment	18	—
Proceeds from sales of other real estate owned	54	—
Net cash used in investing activities	(161,684)	(216,628)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Cash flows from financing activities:	2024	2023
Net increase in deposits	$254,339	$398,608
Repayments on long-term FHLB advances	(68)	(65)
Proceeds from short-term FHLB advances	670,000	3,561,901
Repayments on short-term FHLB advances	(740,000)	(3,260,000)
Redemption of subordinated debentures	(33,675)	—
Repayments on other short-term borrowings	—	(20,000)
Net decrease in securities sold under agreements to repurchase	(372)	(20,995)
Dividends paid	(4,670)	(4,623)
Cash received from exercise of stock options	68	362
Net cash provided by financing activities	145,622	655,188
Net increase in cash and cash equivalents	11,071	466,139
Cash and cash equivalents at beginning of period	280,441	358,972
Cash and cash equivalents at end of period	$291,512	$825,111

Interest paid	$61,707	$40,356
Income taxes (refund) paid	(2,069)	4
Significant non-cash transactions:
Decrease in Government National Mortgage Association (“GNMA”) repurchase obligation	—	(24,569)
Recognition of operating right-of-use assets	491	7,347
Recognition of operating lease liabilities	500	7,306

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. The Company’s wholly-owned bank subsidiary, Origin Bank (“Bank”), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently has over 60 locations from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. Locations in South Alabama and the Florida panhandle are planned for 2024. The Company principally operates in one business segment, community banking.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank and Forth Insurance, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States (“U.S. GAAP”) and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2023, but in the opinion of management, reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K (“2023 Form 10-K”) filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year. Certain prior period amounts have been reclassified to conform to the current year financial statement presentations. These reclassifications did not impact previously reported net income or comprehensive income (loss).
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
Investments in Tax Credit Entities.        As part of its Community Reinvestment Act responsibilities and due to their favorable economic characteristics, the Company invests in tax credit-motivated projects primarily in the markets it serves. These projects are directed at tax credits issued under Low-Income Housing Tax Credits (“LIHTC”). The Company generates returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law over 10 to 15 years beginning in the year in which rental activity commences. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company invests in a tax credit entity, usually an LLC, which owns the real estate. The Company receives a nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing Tax Credit programs). Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investment by amortizing the investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value. Amortization is included as a component of income tax expense and for the three months ended March 31, 2024 and 2023, was $415,000 and $453,000, respectively. The income tax credits and other income tax benefits recognized for the three months ended March 31, 2024 and 2023, was $504,000 and $569,000, respectively, and was included as a component of income tax expense on the Consolidated Statements of Income.
The Company has the risk of credit recapture if the projects do not maintain compliance during the compliance period. No such events have occurred to date. At March 31, 2024 and 2023, the Company had investments in tax credit entities of $7.2 million and $9.0 million, respectively, which are included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.
Effect of Recently Adopted Accounting Standards
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
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

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2024	2023
Net income	$22,632	$24,302
Denominator:
Weighted average common shares outstanding	30,981,333	30,742,902
Dilutive effect of stock-based awards	97,577	139,254
Weighted average diluted common shares outstanding	31,078,910	30,882,156

Basic earnings per common share	$0.73	$0.79
Diluted earnings per common share	0.73	0.79
There were 429,589 and 220,980 shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2024 and 2023, respectively, primarily due to the stock price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$320,999	$213	$(43,615)	$277,597	$—	$277,597
Corporate bonds	91,251	166	(8,170)	83,247	—	83,247
U.S. treasury and government agency securities	67,172	2	(4,736)	62,438	—	62,438
Commercial mortgage-backed securities	104,150	—	(11,410)	92,740	—	92,740
Residential mortgage-backed securities	552,647	—	(66,024)	486,623	—	486,623
Commercial collateralized mortgage obligations	45,874	—	(4,448)	41,426	—	41,426
Residential collateralized mortgage obligations	147,310	—	(20,977)	126,333	—	126,333
Asset-backed securities	20,576	23	(81)	20,518	—	20,518
Total	$1,349,979	$404	$(159,461)	$1,190,922	$—	$1,190,922
Held to maturity:
State and municipal securities	$11,675	$—	$(719)	$10,956	$(24)	$11,651
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,755	$—	$6,755

December 31, 2023
Available for sale:
State and municipal securities	$323,356	$210	$(41,440)	$282,126	$—	$282,126
Corporate bonds	92,244	80	(8,689)	83,635	—	83,635
U.S. treasury and government agency securities	84,377	3	(4,740)	79,640	—	79,640
Commercial mortgage-backed securities	104,459	—	(11,063)	93,396	—	93,396
Residential mortgage-backed securities	569,622	—	(63,120)	506,502	—	506,502
Commercial collateralized mortgage obligations	39,386	—	(4,203)	35,183	—	35,183
Residential collateralized mortgage obligations	150,710	—	(20,566)	130,144	—	130,144
Asset-backed securities	43,521	4	(520)	43,005	—	43,005
Total	$1,407,675	$297	$(154,341)	$1,253,631	$—	$1,253,631
Held to maturity:
State and municipal securities	$11,678	$—	$(830)	$10,848	$(63)	$11,615
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,808	$—	$6,808
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Securities with unrealized losses at March 31, 2024, and December 31, 2023, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$25,235	$(258)	$246,037	$(43,357)	$271,272	$(43,615)
Corporate bonds	800	(200)	73,213	(7,970)	74,013	(8,170)
U.S. treasury and government agency securities	—	—	58,922	(4,736)	58,922	(4,736)
Commercial mortgage-backed securities	—	—	92,740	(11,410)	92,740	(11,410)
Residential mortgage-backed securities	—	—	486,623	(66,024)	486,623	(66,024)
Commercial collateralized mortgage obligations	6,627	(64)	34,799	(4,384)	41,426	(4,448)
Residential collateralized mortgage obligations	—	—	126,333	(20,977)	126,333	(20,977)
Asset-backed securities	3,841	(2)	12,469	(79)	16,310	(81)
Total	$36,503	$(524)	$1,131,136	$(158,937)	$1,167,639	$(159,461)
Held to maturity:
State and municipal securities	$4,833	$(328)	$6,123	$(391)	$10,956	$(719)

December 31, 2023
Available for sale:
State and municipal securities	$27,106	$(266)	$246,442	$(41,174)	$273,548	$(41,440)
Corporate bonds	4,254	(53)	74,566	(8,636)	78,820	(8,689)
U.S. treasury and government agency securities	—	—	77,340	(4,740)	77,340	(4,740)
Commercial mortgage-backed securities	—	—	93,396	(11,063)	93,396	(11,063)
Residential mortgage-backed securities	60	(5)	506,442	(63,115)	506,502	(63,120)
Commercial collateralized mortgage obligations	—	—	35,183	(4,203)	35,183	(4,203)
Residential collateralized mortgage obligations	—	—	130,144	(20,566)	130,144	(20,566)
Asset-backed securities	7,350	(52)	31,618	(468)	38,968	(520)
Total	$38,770	$(376)	$1,195,131	$(153,965)	$1,233,901	$(154,341)
Held to maturity:
State and municipal securities	$4,717	$(447)	$6,131	$(383)	$10,848	$(830)
At March 31, 2024, the Company had 595 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at March 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2024
Balance at January 1, 2024	$63
Provision recovery for credit loss for held to maturity securities	(39)
Balance at March 31, 2024	$24
Balance at January 1, 2023	$899
Provision expense for credit loss for held to maturity securities	82
Balance at March 31, 2023	$981
Accrued interest of $5.6 million and $7.5 million was not included in the calculation of the allowance or the amortized cost basis of the securities at March 31, 2024 or 2023, respectively. There were no past due or nonaccrual available for sale or held to maturity securities at March 31, 2024 or December 31, 2023.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Proceeds from sales/calls	$21,224	$39,195
Gross realized gains	—	596
Gross realized losses	(403)	(452)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2024, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$48,761	$48,562
Due after one year through five years	—	—	86,572	79,665
Due after five years through ten years	5,161	4,833	177,058	156,673
Due after ten years	6,514	6,123	167,031	138,382
Commercial mortgage-backed securities	—	—	104,150	92,740
Residential mortgage-backed securities	—	—	552,647	486,623
Commercial collateralized mortgage obligations	—	—	45,874	41,426
Residential collateralized mortgage obligations	—	—	147,310	126,333
Asset-backed securities	—	—	20,576	20,518
Total	$11,675	$10,956	$1,349,979	$1,190,922
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Carrying value of securities pledged to secure public deposits	$395,574	$421,273
Carrying value of securities pledged to repurchase agreements	5,210	5,477

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Loans held for sale	$14,975	$16,852
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,420,788	$2,442,734
Construction/land/land development	1,168,597	1,070,225
Residential real estate	1,733,297	1,734,935
Total real estate	5,322,682	5,247,894
Commercial and industrial	2,154,151	2,059,460
Mortgage warehouse lines of credit	400,995	329,966
Consumer	22,199	23,624
Total LHFI(2)	7,900,027	7,660,944
Less: Allowance for loan credit losses (“ALCL”)	98,375	96,868
LHFI, net	$7,801,652	$7,564,076
____________________________
(1)Includes owner occupied commercial real estate of $948.6 million and $953.8 million at March 31, 2024, and December 31, 2023, respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $11.4 million and $11.8 million at March 31, 2024, and December 31, 2023, respectively. As of March 31, 2024, and December 31, 2023, the remaining purchase accounting net loan discount was immaterial.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and
•for mortgage warehouse loans, the borrower’s adherence to agency or investor underwriting guidelines, while the risk associated with the underlying consumer mortgage loan repayments, similar to other consumer loans, depends on the borrower’s financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BT Holdings, Inc., (“BTH”), the Company held approximately $32.1 million and $34.8 million of unpaid principal balance PCD loans at March 31, 2024, and December 31, 2023, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2023 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2024, and gross charge-offs for the three months ended March 31, 2024, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$53,920	$339,064	$879,163	$471,291	$238,129	$342,477	$75,186	$2,399,230
Special mention	—	—	—	—	—	7,902	—	7,902
Classified	735	732	3,453	3,661	1,939	2,866	270	13,656
Total commercial real estate loans	$54,655	$339,796	$882,616	$474,952	$240,068	$353,245	$75,456	$2,420,788
Year-to-date gross charge-offs	$—	$11	$193	$—	$251	$—	$—	$455

Construction/land/land development:
Pass	$33,939	$309,113	$485,551	$212,239	$20,392	$28,738	$45,460	$1,135,432
Special mention	—	746	10,432	19,646	263	—	—	31,087
Classified	126	186	228	119	232	1,187	—	2,078
Total construction/land/land development loans	$34,065	$310,045	$496,211	$232,004	$20,887	$29,925	$45,460	$1,168,597
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$27,372	$327,421	$533,926	$285,239	$233,821	$218,562	$91,462	$1,717,803
Special mention	—	—	—	—	136	—	—	136
Classified	867	1,944	2,433	2,962	1,193	5,553	406	15,358
Total residential real estate loans	$28,239	$329,365	$536,359	$288,201	$235,150	$224,115	$91,868	$1,733,297
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$128,195	$370,024	$237,053	$142,170	$31,382	$74,763	$1,110,563	$2,094,150
Special mention	—	477	6,052	—	—	—	451	6,980
Classified	1,919	2,921	1,827	9,619	782	712	35,241	53,021
Total commercial and industrial loans	$130,114	$373,422	$244,932	$151,789	$32,164	$75,475	$1,146,255	$2,154,151
Year-to-date gross charge-offs	$—	$536	$316	$79	$162	$154	$4,934	$6,181

Mortgage Warehouse Lines of Credit:
Total mortgage warehouse lines of credit	$—	$—	$—	$—	$—	$—	$400,995	$400,995
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,424	$8,578	$2,783	$830	$309	$416	$6,755	$22,095
Classified	—	32	51	8	—	—	13	104
Total consumer loans	$2,424	$8,610	$2,834	$838	$309	$416	$6,768	$22,199
Year-to-date gross charge-offs	$—	$—	$10	$3	$—	$—	$34	$47

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	March 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,477	$307	$579	$3,363	$2,417,425	$2,420,788	$—
Construction/land/land development	132	—	123	255	1,168,342	1,168,597	—
Residential real estate	7,192	679	5,424	13,295	1,720,002	1,733,297	—
Total real estate	9,801	986	6,126	16,913	5,305,769	5,322,682	—
Commercial and industrial	1,044	10,331	4,330	15,705	2,138,446	2,154,151	—
Mortgage warehouse lines of credit	—	—	—	—	400,995	400,995	—
Consumer	199	13	5	217	21,982	22,199	—
Total LHFI	$11,044	$11,330	$10,461	$32,835	$7,867,192	$7,900,027	$—

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,264	$—	$—	$2,264	$2,440,470	$2,442,734	$—
Construction/land/land development	834	27	13	874	1,069,351	1,070,225	—
Residential real estate	8,055	1,326	5,960	15,341	1,719,594	1,734,935	—
Total real estate	11,153	1,353	5,973	18,479	5,229,415	5,247,894	—
Commercial and industrial	1,221	713	5,417	7,351	2,052,109	2,059,460	—
Mortgage warehouse lines of credit	—	—	—	—	329,966	329,966	—
Consumer	200	10	3	213	23,411	23,624	—
Total LHFI	$12,574	$2,076	$11,393	$26,043	$7,634,901	$7,660,944	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $36.2 million and $28.5 million was not included in the book value for the purposes of calculating the allowance at March 31, 2024 and 2023, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Charge-offs	455	—	—	6,181	—	47	6,683
Recoveries	30	—	4	4,064	—	3	4,101
Provision(1)	(1,656)	(11)	11	5,610	132	3	4,089
Ending balance	$17,544	$9,979	$10,634	$58,823	$661	$734	$98,375
Average balance	$2,438,476	$1,130,355	$1,739,105	$2,121,502	$306,248	$23,319	$7,759,005
Net charge-offs to loan average balance (annualized)	0.07%	—%	—%	0.40%	—%	0.76%	0.13%

_________________________

(1)The $3.0 million provision for credit losses on the consolidated statement of income includes a $4.1 million provision for loan losses, a $1.0 million and $39,000 net benefit provision for off-balance sheet commitments and credit losses on held to maturity securities for the three months ended March 31, 2024.

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

_________________________

(1)The $6.2 million provision for credit losses on the consolidated statements of income includes a $6.2 million provision for loan losses, a $43,000 benefit for off-balance sheet commitments and an $82,000 provision for held to maturity securities credit losses for the three months ended March 31, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	March 31, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$2,358	$83	$11,796	$—	$—	$—	$14,237
Equipment	—	—	—	69	—	—	69
Other	—	—	—	425	—	—	425
Total	$2,358	$83	$11,796	$494	$—	$—	$14,731
ALCL Allocation	$—	$—	$122	$—	$—	$—	$122

	December 31, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$605	$—	$4,029	$—	$—	$—	$4,634
Equipment	—	—	—	119	—	—	119
Other	—	—	—	258	—	—	258
Total	$605	$—	$4,029	$377	$—	$—	$5,011
ALCL Allocation	$—	$—	$—	$—	$—	$—	$—
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial real estate	$3,006	$746	$4,474	$786
Construction/land/land development	179	96	383	305
Residential real estate	12,489	5,695	14,918	13,037
Total real estate	15,674	6,537	19,775	14,128
Commercial and industrial	5,005	4,706	20,560	15,897
Mortgage warehouse lines of credit	—	—	—	—
Consumer	—	—	104	90
Total nonaccrual loans	$20,679	$11,243	$40,439	$30,115
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2024 and 2023, gross interest income that would have been recorded had the nonaccruing loans been current in accordance with their original terms, was $394,000 and $136,000, respectively. No interest income was recorded on these loans while they were considered nonaccrual during the years ended March 31, 2024 and 2023.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at both March 31, 2024 and December 31, 2023.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended March 31, 2024 and 2023.

	Amortized Cost Basis at March 31, 2024
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Construction/land/land development	$1,462	0.13%	$—	—%
Residential real estate	35	—	—	—
Total real estate	1,497	0.03	—	—
Commercial and industrial	7,312	0.34	35	—
Total	$8,809	0.11	$35	—

	Amortized Cost Basis at March 31, 2023
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,230	0.09%
Construction/land/land development	3,346	0.35
Total real estate	5,576	0.11
Commercial and industrial	9,304	0.44
Total	$14,880	0.20
The following tables describe the financial effect of the modification made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024
	Term Extension	Other-Than-Insignificant Payment Delay
Construction/land/land development	Added a weighted average 3.9 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 6.0 months to the life of the modified loans	N/A
Commercial and industrial	Added a weighted average 6.0 months to the life of the modified loans	Delayed payment of weighted average 2.0 months

Three Months Ended March 31, 2023
Term Extension
Commercial real estate	Added a weighted average 4.1 months to the life of the modified loans
Construction/land/land development	Added a weighted average 4.8 months to the life of the modified loans
Commercial and industrial	Added a weighted average 3.6 months to the life of the modified loans

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following table depicts the performance of loans that have been modified during the last twelve months ended March 31, 2024.

	Payment Status (Amortized Cost Basis)
	March 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$1,198	$—	$168
Construction/land/land development	1,570	—	96
Residential real estate	2,006	117	235
Total real estate	4,774	117	499
Commercial and industrial	15,511	90	631
Total LHFI	$20,285	$207	$1,130
At March 31, 2024, and December 31, 2023, the Company had zero and $1.6 million funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively. There were no loans to borrowers experiencing financial difficulty that defaulted during the three months ended March 31, 2024 or 2023, that were modified within the last 12 months.

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2024, and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2024 or 2023.

	March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$230,348	$47,249	$277,597
Corporate bonds	—	82,247	1,000	83,247
U.S. treasury securities	38,286	—	—	38,286
U.S. government agency securities	—	24,152	—	24,152
Commercial mortgage-backed securities	—	92,740	—	92,740
Residential mortgage-backed securities	—	486,623	—	486,623
Commercial collateralized mortgage obligations	—	41,426	—	41,426
Residential collateralized mortgage obligations	—	126,333	—	126,333
Asset-backed securities	—	20,518	—	20,518
Securities available for sale	38,286	1,104,387	48,249	1,190,922
Securities carried at fair value through income	—	—	6,755	6,755
Loans held for sale	—	14,975	—	14,975
Other assets - derivatives	—	22,717	—	22,717
Total recurring fair value measurements - assets	$38,286	$1,142,079	$55,004	$1,235,369

Other liabilities - derivatives	$—	$(21,013)	$—	$(21,013)
Total recurring fair value measurements - liabilities	$—	$(21,013)	$—	$(21,013)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$232,679	$49,447	$282,126
Corporate bonds	—	82,635	1,000	83,635
U.S. treasury securities	55,480	—	—	55,480
U.S. government agency securities	—	24,160	—	24,160
Commercial mortgage-backed securities	—	93,396	—	93,396
Residential mortgage-backed securities	—	506,502	—	506,502
Commercial collateralized mortgage obligations	—	35,183	—	35,183
Residential collateralized mortgage obligations	—	130,144	—	130,144
Asset-backed securities	—	43,005	—	43,005
Securities available for sale	55,480	1,147,704	50,447	1,253,631
Securities carried at fair value through income	—	—	6,808	6,808
Loans held for sale	—	16,852	—	16,852
Mortgage servicing rights	—	—	15,637	15,637
Other assets - derivatives	—	20,487	—	20,487
Total recurring fair value measurements - assets	$55,480	$1,185,043	$72,892	$1,313,415

Other liabilities - derivatives	$—	$(18,300)	$—	$(18,300)
Total recurring fair value measurements - liabilities	$—	$(18,300)	$—	$(18,300)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the Three Months Ended March 31, 2024 and 2023, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	450	—	—
Other noninterest income	—	—	(53)
Loss recognized in AOCI	—	(77)	—
Purchases, issuances, sales and settlements:
Originations	—	—	—
Sales	(16,087)	—	—
Settlements	—	(2,121)	—
Balance at March 31, 2024	$—	$48,249	$6,755
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
Mortgage Servicing Rights (“MSRs”)
During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of the Company’s MSR asset. The Company subsequently sold its MSR asset and recorded a $410,000 gain on the sale. There were no MSR assets recognized or recorded during the quarter ended March 31, 2024, and the carrying value of the MSR is zero at March 31, 2024. At December 31, 2023, the carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

	December 31, 2023
	Range	Weighted Average(1)
Prepayment speeds	7.49% - 8.50%	8.10%
Discount rates	10.25% - 12.75%	10.31%
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
There have been significant market-driven fluctuations in the assumptions listed above. Typically, loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. The recent increase in rates has caused a decrease in the weighted average prepayment speed. Estimating these assumptions within ranges that market participants would use in determining the fair value of MSRs requires significant management judgment.
Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations and loan sale commitments are based on the fair values of the underlying mortgage loans or securities and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. At March 31, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	March 31, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$14,975	$14,596	$379
Securities carried at fair value through income	6,755	6,815	(60)
Total	$21,730	$21,411	$319
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at March 31, 2024.

	December 31, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$16,852	$16,475	$377
Securities carried at fair value through income	6,808	6,815	(7)
Total	$23,660	$23,290	$370
____________________________
(1)There were no of loans held for sale that were designated as nonaccrual or 90 days or more past due at December 31, 2023.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2024	2023
Mortgage banking revenue (loans held for sale)(1)	$2	$164
Other income:
Securities carried at fair value through income	(53)	46
Total fair value option impact on noninterest income	$(51)	$210
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both March 31, 2024, and December 31, 2023. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The majority of the Company’s non-marketable equity securities held in other financial institutions qualify for the practical expedient allowed for equity securities without a readily determinable fair values, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. Non-marketable equity securities held in other financial institutions totaled $53.9 million and $55.2 million at March 31, 2024 and December 31, 2023, respectively, and are shown on the face of the consolidated balance sheets. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $3.9 million and $3.8 million at March 31, 2024, and December 31, 2023, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $3.9 million at both March 31, 2024, and December 31, 2023. At March 31, 2024, and December 31, 2023, the Company had $944,000 and zero, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

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
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2024		December 31, 2023
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$291,512	$291,512	$280,441	$280,441
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	53,870	53,870	55,190	55,190
Accrued interest and loan fees receivable	43,508	43,508	41,688	41,688
Level 3 inputs:
Securities held to maturity	11,651	10,956	11,615	10,848
LHFI, net	7,801,652	7,392,695	7,564,076	7,177,720
Financial liabilities:
Level 2 inputs:
Deposits	8,505,464	8,490,801	8,251,125	8,240,520
FHLB advances and other borrowings	13,158	12,685	83,598	83,187
Subordinated indebtedness	160,684	158,149	194,279	186,251
Accrued interest payable	15,943	15,943	12,272	12,272

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2024	2023
Origination	$108	$111
Gain on sale of loans held for sale	964	609
Originations of MSRs	—	149
Servicing	654	989
Total gross mortgage revenue	1,726	1,858
MSR valuation adjustments, net	450	(906)
Gain on sale of MSR	410	—
Mortgage HFS and pipeline fair value adjustment	291	440
MSR hedge impact	(479)	389
Mortgage banking revenue	$2,398	$1,781
Management used forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 8 — Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$15,637	$20,824
Addition of servicing rights	—	149
Settlement of sale of MSR	(16,087)	(1,806)
Valuation adjustment, net of amortization	450	(906)
Balance at end of period	$—	$18,261
During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of the Company’s MSR asset. The Company subsequently sold its MSR asset and recorded a $410,000 gain on the sale. There were no MSR assets recognized or recorded during the quarter ended March 31, 2024, and the carrying value of the MSR was zero at March 31, 2024.
During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR portfolio, which met all final sale conditions in early 2023. The Company sold $1.8 million in GNMA MSR, with no significant gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023.
Prior to the sale of the Company’s MSR, the Company received annual servicing fee income approximating 0.25% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company is potentially subject to losses on loans previously sold due to loan foreclosures. The Company has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold violated representations or warranties made by the Company and/or the borrower at the time of the sale, which the Company refers to as mortgage loan putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. Putback claims may be made until the loan is paid in full. When a putback claim is received, the Company evaluates the claim and takes appropriate actions based on the nature of the claim. The Company is required by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation to provide a response to putback claims within 60 days of the date of receipt.
At March 31, 2024, and December 31, 2023, the reserve for mortgage loan putback expenses totaled $113,000 and $127,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 7 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Short-term FHLB advances	$—	$70,000
Long-term FHLB advances	6,406	6,474
Overnight repurchase agreements with depositors	6,752	7,124
Total FHLB advances and other borrowings	$13,158	$83,598
Subordinated indebtedness, net	$160,684	$194,279
At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company can redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the three months ended March 31, 2024.
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
Mortgage banking derivatives
As part of its mortgage banking and related risk management activities, the Company enters into interest rate lock commitment (“IRLC”) agreements on prospective residential mortgage loans. These IRLCs are derivative financial instruments and the fair value of these IRLCs are included in other assets. The Company also economically hedged the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future and U.S. Treasury Notes.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the three months ended March 31, 2024 and 2023. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate swaps included in other assets	$10,500	$10,500	$882	$786

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$367,272	$363,498	$21,326	$18,567
Interest rate swaps included in other liabilities	360,457	356,683	(21,013)	(18,298)
Risk participation agreements included in other liabilities	20,000	20,000	—	(2)
Forward commitments to purchase forward-settling mortgage-backed securities included in other assets	—	9,000	—	91
Forward commitments to purchase treasury notes in other assets	—	22,500	—	822
Interest rate-lock commitments on residential mortgage loans included in other assets	17,585	8,471	509	221
	$765,314	$780,152	$822	$1,401
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The weighted-average rates paid and received for interest rate swaps were as follows:

	Weighted-Average Interest Rate
	March 31, 2024		December 31, 2023
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.24%	8.34%	4.24%	8.35%
Non-hedging interest rate swaps - financial institution counterparties	4.90	7.83	4.88	7.82
Non-hedging interest rate swaps - customer counterparties	7.83	4.90	7.82	4.88
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2024	2023
Amount of gain recognized in mortgage banking revenue (1)	$219	$665
Amount of gain recognized in other non-interest income	46	11
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. The Company sold substantially all of its MSR recognizing a gain on the sale of $410,000 for the three months ended March 31, 2024. See Note 6 — Mortgage Banking for more information on components of mortgage banking revenue.
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At March 31, 2024 and December 31, 2023, the Company had cash collateral on deposit with swap counterparties totaling $940,000 and $865,000, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). Additionally, the Company’s stockholders approved the Origin Bancorp, Inc. Omnibus Incentive Plan (“Omnibus Plan”) at the April 24, 2024, Annual Meeting.
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. There were a total maximum of 1,375,000 shares originally reserved for issuance under the Incentive Plans. At March 31, 2024, the maximum number of shares of the Company’s common stock available for issuance under the 2012 Plan was 24,604. The Omnibus Plan, approved in April 2024, allows for the issuance of an additional 675,000 shares, and no future awards may be issued under the 2012 Plan after adoption of the Omnibus Plan.
Additionally, the Company’s stockholders approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate one million shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At March 31, 2024, there was $75,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2023 - May 31, 2024, ESPP offering period. These costs are expected to be recognized over a period of 0.17 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	1.00	1.00
Dividend yield	$2.08	$1.52
Risk-free interest rate	4.94%	2.00%
Expected volatility	31.12	32.56
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended March 31,
	2024	2023
ESPP shares purchased	—	—
Shares available for issuance under the ESPP	927,698	973,911
The Compensation Committee (“Committee”) has approved and the Company has granted PSUs to select officers and employees under the 2012 Plan. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant’s continuous service with the Company through the third anniversary of the date of the grant. Each performance period commences on January 1 and ends three years later on December 31 (“Performance Period”).
Share-based compensation cost charged to income for the years ended March 31, 2024 and 2023, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
RSA & RSU	$1,058	$1,022
PSU	915	293
ESPP	106	76
Total stock compensation expense	$2,079	$1,391
Related tax benefits recognized in net income	$437	$292
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The Company’s PSU awards, excluding the CEO PSUs, are three-year cliff-vested awards, with each unit divided into two categories (“ROAA Unit Group” and “ROAE Unit Group”), composed of an equivalent number of initial PSUs granted. The PSU share amounts do not reflect potential increases or decreases resulting from the interim performance results until the final performance results are determined at the end of the three-year period. The ROAA Unit Group is based upon the Company’s Performance Period Return on Average Assets performance, as defined in the award agreement, and the ROAE Unit Group is based upon the Company’s Performance Period Return on Average Equity performance, as defined in the award agreement. The PSUs are initially valued utilizing the fair value of the Company’s stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company’s Performance Period ROAA or ROAE to the Company’s targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company’s closing month end stock price for the month immediately preceding the period end date. The determination of whether and to what extent the performance criteria has been satisfied during the applicable Performance Period shall be made by the Compensation Committee, in its sole and absolute discretion. Certain nonrecurring, unusual or infrequent items may be disregarded in the ROAA or ROAE calculation as described further in the PSU award agreement. Forfeitures are recognized as they occur.
The following table summarizes the Company’s award activity:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	17,629	$29.33	27,391	$35.27
Vested RSAs	—	—	(12,840)	37.39
Nonvested RSAs, March 31,	17,629	29.33	14,551	33.59

Nonvested RSUs, January 1,	318,168	$37.69	270,390	$39.63
Granted RSUs	8,761	30.43	65,842	40.69
Vested RSUs	(28,088)	41.77	(12,005)	44.77
Forfeited RSUs	—	—	(1,357)	41.41
Nonvested RSUs, March 31,	298,841	37.09	322,870	39.65

Nonvested PSUs, January 1,	197,842	$28.33	157,367	$29.06
Granted PSUs	—	—	43,591	37.91
Forfeited PSUs	—	—	(1,592)	37.91
Nonvested PSUs, March 31,	197,842	31.74	199,366	30.50
At March 31, 2024, there was $7,000, $9.1 million and $3.1 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the 2012 Plan, respectively. Those costs are expected to be recognized over a weighted-average period of 0.02, 3.5 and 1.6 years for RSA, RSU and PSU shares, respectively.
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
The table below summarizes the status of the Company’s stock options and changes during the three months ended March 31, 2024 and 2023.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(7,941)	16.66	—	130
Expired	(2,151)	37.18	—	—
Outstanding and exercisable at March 31, 2024	343,381	31.79	4.04	771

Three Months Ended March 31, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(27,282)	15.62	—	587
Expired	(331)	37.76	—	—
Outstanding and exercisable at March 31, 2023	476,824	30.24	5.00	1,728
Note 10 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(121,646)	$623	$(121,023)
Net change	(3,962)	76	(3,886)
Balance at March 31, 2024	$(125,608)	$699	$(124,909)

Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	21,529	(135)	21,394
Balance at March 31, 2023	$(139,171)	$690	$(138,481)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at March 31, 2024, and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2024, and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. The Bank elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $1.9 million and $2.5 million at March 31, 2024, and December 31, 2023, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements
The actual capital amounts and ratios of the Company and the Bank at March 31, 2024, and December 31, 2023, are presented in the following table:

(Dollars in thousands) March 31, 2024	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,034,347	11.97%	$604,669	7.00%	N/A	N/A
Origin Bank	1,040,139	12.08	602,730	7.00	$559,677	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,050,183	12.15	734,696	8.50	N/A	N/A
Origin Bank	1,040,139	12.08	731,886	8.50	688,834	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,294,542	14.98	907,389	10.50	N/A	N/A
Origin Bank	1,209,498	14.05	903,968	10.50	860,922	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,050,183	10.66	393,987	4.00	N/A	N/A
Origin Bank	1,040,139	10.60	392,550	4.00	490,687	5.00
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,012,916	11.83	599,455	7.00	N/A	N/A
Origin Bank	1,019,732	11.95	597,548	7.00	554,866	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,028,729	12.01	727,907	8.50	N/A	N/A
Origin Bank	1,019,732	11.95	725,593	8.50	682,912	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,286,604	15.02	899,184	10.50	N/A	N/A
Origin Bank	1,188,000	13.92	896,320	10.50	853,638	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,028,729	10.50	391,822	4.00	N/A	N/A
Origin Bank	1,019,732	10.45	390,246	4.00	487,807	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $50.5 million at March 31, 2024.
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
There have been no stock repurchases during the three months ended March 31, 2024 or 2023.

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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) March 31, 2024
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$875,843	$838,913	$390,674	$50,723	$2,156,153
Standby letters of credit	106,056	46,885	32,957	—	185,898
Total off-balance sheet commitments	$981,899	$885,798	$423,631	$50,723	$2,342,051
December 31, 2023
Commitments to extend credit(1)	$955,486	$990,690	$349,918	$58,954	$2,355,048
Standby letters of credit	103,280	20,458	32,957	—	156,695
Total off-balance sheet commitments	$1,058,766	$1,011,148	$382,875	$58,954	$2,511,743
____________________________
(1)Includes $867.5 million and $759.4 million of unconditionally cancellable commitments at March 31, 2024, and December 31, 2023, respectively.
At March 31, 2024, the Company held 37 unfunded letters of credit from the FHLB totaling $745.0 million, with expiration dates ranging from April 17, 2024, to September 22, 2027. At December 31, 2023, the Company held 31 unfunded letters of credit from the FHLB totaling $693.6 million, with expiration dates ranging from January 14, 2024, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $3.6 million and $4.7 million at March 31, 2024, and December 31, 2023, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related condensed notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” and in the section titled “Risk Factors” in our 2023 Form 10-K. We assume no obligation to update any of these forward-looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently has over 60 locations from Dallas/Fort Worth, East Texas and Houston, across North Louisiana and into Mississippi. Locations in South Alabama and the Florida panhandle are planned for 2024. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
2024 First Quarter Highlights
•Total loans held for investment (“LHFI”) were $7.90 billion at March 31, 2024, reflecting an increase of $239.1 million, or 3.1%, compared to December 31, 2023. LHFI, excluding mortgage warehouse lines of credit, were $7.50 billion at March 31, 2024, reflecting an increase of $168.1 million, or 2.3%, compared to December 31, 2023.
•Total deposits were $8.51 billion at March 31, 2024, reflecting an increase of $254.3 million, or 3.1%, compared to December 31, 2023. Deposits, excluding brokered deposits, were $7.91 billion reflecting an increase of $102.2 million, or 1.3%, compared to December 31, 2023.
•Total debt, (Federal Home Loan Bank (“FHLB”) advances and other borrowings plus subordinated debt) was $173.8 million at March 31, 2024, representing a decrease of $104.0 million, or 37.4%, compared to December 31, 2023, the lowest level reported since June 30, 2018.
•During the current quarter we sold substantially all of our mortgage servicing rights (“MSR”) recognizing a gain on the sale of $410,000 for the quarter ended March 31, 2024.

•Book value per common share was $34.79 at March 31, 2024, reflecting an increase of $0.49, or 1.4%, compared to December 31, 2023.
•At March 31, 2024, and December 31, 2023, Company level common equity Tier 1 capital to risk-weighted assets was 11.97%, and 11.83%, respectively, the Tier 1 leverage ratio was 10.66% and 10.50%, respectively, and the total capital ratio was 14.98% and 15.02%, respectively.
Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023
Our net income decreased $1.7 million, or 6.9%, to $22.6 million for the three months ended March 31, 2024, from $24.3 million for the three months ended March 31, 2023. On a diluted EPS basis, we reported $0.73 per share for the three months ended March 31, 2024, compared to $0.79 per share for the three months ended March 31, 2023.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended March 31, 2024, was $73.3 million, a decrease of $3.8 million, or 5.0%, compared to the three months ended March 31, 2023. The decrease was primarily due to an increase in our total interest expense of $22.4 million, while total interest income increased by $18.6 million during the three months ended March 31, 2024, compared to three months ended March 31, 2023. Interest expense on interest-bearing deposits increased by $28.3 million, with $22.4 million of the increase driven by higher interest rates during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Interest income from LHFI increased by $20.8 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, with $12.2 million of the increase attributed to higher yields and $8.6 million due to higher average LHFI balances. Additionally, lower average FHLB advances and other borrowings during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, led to a decrease of $5.4 million in interest expense as a result of a strategic decision to sell available for sale securities to pay down borrowings and fund loan growth during the intervening period.
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The Federal Funds target rate range has increased 525 basis points since the first rate increase in March 2022, with the most recent and current target rate range being set on July 26, 2023, at 5.25% to 5.50%. In March 2024, the Federal Reserve left the current fed funds rate unchanged at a 23-year high for a fifth consecutive meeting, in line with market expectations. As we navigate through stabilizing rate conditions, our strategic focus continues to align with offering attractive returns to our depositors while closely monitoring economic indicators and Federal Funds rate projections for informed decision-making.
Interest income earned on LHFI during the three months ended March 31, 2024, increased in substantially all loan categories when compared to the three months ended March 31, 2023. Interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit contributed $14.3 million, $3.8 million and $2.8 million, respectively, of the $20.8 million total increase in interest income earned on LHFI when compared to the three months ended March 31, 2023. Increases in interest rates drove $7.9 million, $2.8 million and $1.5 million of the increase in interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit, and increases in average loan balances drove $6.4 million of the increase in interest income earned on real estate loans for the comparable periods.
The net interest margin-fully tax equivalent (“NIM-FTE”) was 3.19% for the three months ended March 31, 2024, a 25 basis point decrease from 3.44% for the three months ended March 31, 2023. There was no impact to the NIM-FTE as a result of purchase accounting accretion income due to the BT Holdings, Inc. (“BTH”) merger for the three months ended March 31, 2024, compared to eight basis points for the three months ended March 31, 2023. The primary driver of this margin compression was an 111 basis point increase in the rate paid on interest-bearing liabilities to 3.88% from 2.77% over the same period, compared to just a 68 basis point increase in the yield earned on interest-earning assets to 5.99% from 5.31%. Notably, on a five quarter historical sequential basis we have seen the rate of NIM-FTE compression stabilize recently with a current quarter margin change of flat; the quarter ending December 31, 2023, up five basis points; the quarter ending September 30, 2023, down two basis points; the quarter ending June 30, 2023, down 28 basis points; and the quarter ending March 31, 2023, down 37 basis points.
The Company made a strategic decision to borrow and hold approximately $700.0 million in excess cash for contingency liquidity for a majority of the month ended March 31, 2023. This excess liquidity was held at a weighted-average rate of 5.03% and added $1.9 million in interest expense for the quarter ended March 31, 2023, which negatively impacted the net interest margin by six basis points.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,438,476	$35,403	5.84%	$2,342,545	$31,038	5.37%
Construction/land/land development	1,130,355	20,382	7.25	974,914	15,588	6.48
Residential real estate	1,739,105	23,336	5.40	1,519,325	18,185	4.85
Commercial and industrial	2,121,502	41,626	7.89	2,070,356	37,876	7.42
Mortgage warehouse lines of credit	306,248	5,783	7.59	213,201	3,009	5.72
Consumer	23,319	468	8.07	26,017	520	8.10
LHFI	7,759,005	126,998	6.58	7,146,358	106,216	6.03
Loans held for sale	12,906	188	5.86	26,140	280	4.34
Loans receivable	7,771,911	127,186	6.58	7,172,498	106,496	6.02
Investment securities-taxable	1,095,480	6,849	2.51	1,395,857	8,161	2.37
Investment securities-non-taxable	148,077	910	2.47	238,145	1,410	2.40
Non-marketable equity securities held in other financial institutions	58,455	548	3.77	71,089	653	3.72
Interest-bearing deposits in banks	240,432	3,208	5.37	300,795	3,421	4.61
Total interest-earning assets	9,314,355	138,701	5.99	9,178,384	120,141	5.31
Noninterest-earning assets	546,881			605,218
Total assets	$9,861,236			$9,783,602

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,009,117	$45,917	3.69%	$4,648,397	$28,353	2.47%
Time deposits	1,563,992	16,925	4.35	976,905	6,204	2.58
Total interest-bearing deposits	6,573,109	62,842	3.85	5,625,302	34,557	2.49
FHLB advances & other borrowings	42,284	518	4.92	457,478	5,880	5.21
Subordinated indebtedness	165,252	2,018	4.91	201,809	2,557	5.14
Total interest-bearing liabilities	6,780,645	65,378	3.88	6,284,589	42,994	2.77
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,866,496			2,392,176
Other liabilities	151,390			130,793
Total liabilities	8,798,531			8,807,558
Stockholders’ Equity	1,062,705			976,044
Total liabilities and stockholders’ equity	$9,861,236			$9,783,602
Net interest spread			2.11%			2.54%
Net interest income and margin		$73,323	3.17		$77,147	3.41
Net interest income and margin - (tax equivalent)(2)		$73,870	3.19		$77,826	3.44
___________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)In order to present pre-tax income and resulting yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed. This adjustment also includes income tax credits received on Qualified School Construction Bonds and income from tax-exempt investments, and tax credits were computed using a federal income tax rate of 21%.

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

	Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$1,271	$3,094	$4,365
Construction/land/land development	2,485	2,309	4,794
Residential real estate	2,631	2,520	5,151
Commercial and industrial	936	2,814	3,750
Mortgage warehouse lines of credit	1,313	1,461	2,774
Consumer	(54)	2	(52)
Loans held for sale	(142)	50	(92)
Loans receivable	8,440	12,250	20,690
Investment securities-taxable	(1,756)	444	(1,312)
Investment securities-non-taxable	(533)	33	(500)
Non-marketable equity securities held in other financial institutions	(116)	11	(105)
Interest-bearing deposits in banks	(687)	474	(213)
Total interest-earning assets	5,348	13,212	18,560
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	2,200	15,364	17,564
Time deposits	3,728	6,993	10,721
FHLB advances & other borrowings	(5,336)	(26)	(5,362)
Subordinated indebtedness	(463)	(76)	(539)
Total interest-bearing liabilities	129	22,255	22,384
Net interest income	$5,219	$(9,043)	$(3,824)
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

Total provision expense decreased by $3.2 million, to $3.0 million for the three months ended March 31, 2024, from $6.2 million for the three months ended March 31, 2023, with $2.1 million of the decrease attributed to a reduction in provision expense for loan credit losses and $1.1 million due to a combined reduction in the provisions for off-balance sheet items and held to maturity securities. The decline in the provision expense for loan credit losses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a $4.4 million decrease in the provision for loans collectively evaluated, partially offset by an increase of $1.3 million in the provision due to higher net charge-offs and an increase of $1.0 million in the provision for loans individually evaluated.

Net charge-offs increased to $2.6 million for the three months ended March 31, 2024, from $1.3 million for the three months ended March 31, 2023, primarily due to increases of $860,000 and $443,000 in net charge-offs on commercial and industrial loans and commercial real estate loans, respectively. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 243.27% at March 31, 2024, compared to 538.75% at March 31, 2023, primarily driven by an increase of $23.4 million in our nonperforming LHFI compared to March 31, 2023. The increase in nonperforming loans for the comparative periods was driven by increases of $15.8 million and $5.9 million in nonperforming commercial and industrial loans and residential real estate loans, respectively. Net charge-offs to total average LHFI (annualized) increased to 0.13% for the three months ended March 31, 2024, from 0.07% for the three months ended March 31, 2023.
Noninterest Income
Our primary sources of recurring noninterest income are insurance commission and fee income, service charges and fees, other fee income, and mortgage banking revenue.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
Noninterest income:	2024	2023	$ Change	% Change
Insurance commission and fee income	$7,725	$7,011	$714	10.2%
Service charges and fees	4,688	4,571	117	2.6
Other fee income	2,247	1,974	273	13.8
Mortgage banking revenue	2,398	1,781	617	34.6
Swap fee income	57	384	(327)	(85.2)
(Loss) gain on sales of securities, net	(403)	144	(547)	N/M
Other income	543	519	24	4.6
Total noninterest income	$17,255	$16,384	$871	5.3

____________________________ N/M = Not meaningful.
Noninterest income for the three months ended March 31, 2024, increased by $871,000, or 5.3%, to $17.3 million, compared to $16.4 million for the three months ended March 31, 2023, primarily due to increases of $714,000 and $617,000 in insurance commission and fee income, and mortgage banking revenue, respectively. The increases were partially offset by a $547,000 increase in loss on sales of securities, net.
Insurance commission and fee income. The $714,000 increase in insurance commission and fee income was mainly due to increases in new commercial accounts combined with higher contingency income earned due to lower claims for catastrophic events experienced by our insurance agency counterparties during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Mortgage banking revenue. The $617,000 increase in mortgage banking revenue during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $410,000 gain on sale of MSR recorded during the current period. During December 2023 and January 2024, we solicited non-binding indications of interest with respect to the proposed sale of substantially all of our MSR asset. We subsequently sold our MSR asset and recorded a gain on the sale.
(Loss) gain on sales of securities, net. The $547,000 increase in loss on sales of securities, net was primarily driven by the sale of available for sale securities during the three months ended March 31, 2024. In contrast, during the three months ended March 31, 2023, we sold some securities at a gain position, contributing to the variance in results.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
Noninterest expense:	2024	2023	$ Change	% Change
Salaries and employee benefits	$35,818	$33,731	$2,087	6.2%
Occupancy and equipment, net	6,645	6,503	142	2.2
Data processing	3,145	2,916	229	7.9
Office and operations	2,502	2,303	199	8.6
Intangible asset amortization	2,137	2,553	(416)	(16.3)
Regulatory assessments	1,734	951	783	82.3
Advertising and marketing	1,444	1,456	(12)	(0.8)
Professional services	1,231	1,525	(294)	(19.3)
Loan-related expenses	905	1,465	(560)	(38.2)
Electronic banking	1,239	1,009	230	22.8
Franchise tax expense	477	975	(498)	(51.1)
Other expenses	1,430	1,373	57	4.2
Total noninterest expense	$58,707	$56,760	$1,947	3.4
Noninterest expense for the three months ended March 31, 2024, increased by $1.9 million, or 3.4%, to $58.7 million, compared to $56.8 million for the three months ended March 31, 2023, primarily due to increases of $2.1 million, and $783,000 in salaries and employee benefits and regulatory assessments expense, respectively. The increase was partially offset by $560,000 in loan-related expenses and other various less significant reductions.
Salaries and employee benefits. The $2.1 million increase in salaries and employee benefits expenses was primarily driven by increases of $1.4 million and $656,000 in salary and stock incentive compensation expenses, respectively. The increase in salary expense was mainly attributed to raises given as a result of our annual salary reviews in March 2023, combined with an increase of 26 in the full-time equivalent employees to 1,048 at March 31, 2024, from 1,022 at March 31, 2023. The increase in stock incentive compensation expense was primarily attributed to an update in performance assumptions during the current quarter.
Regulatory assessments. The $783,000 increase in regulatory assessments was driven primarily by an increase in the blended FDIC’s Uniform Assessment rate to 7.13% at March 31, 2024, from 3.77% at March 31, 2023. The largest increase to our blended rate was the 200 basis point increase in the FDIC Uniform Assessment rate charged to all institutions.
Loan-related expenses. The $560,000 decrease in loan-related expense was mainly due to the decrease in loan-related legal fees, which were higher during the three months ended March 31, 2023, due to expense related to one commercial loan relationship. Additionally, the decrease was attributed to a recovery for previously charged-off loans.
Income Tax Expense
For the three months ended March 31, 2024, we recognized income tax expense of $6.2 million, compared to $6.3 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024, was 21.6%, compared to 20.5% for the three months ended March 31, 2023. The increase was primarily due to higher state income taxes as a result of higher state income during the three months ended March 31, 2024, and, additionally, the proportion of our assets that provide a tax benefit relative to our total assets has decreased, diminishing their impact on reducing our overall tax rate.

Comparison of Financial Condition at March 31, 2024, and December 31, 2023
General
Total assets increased by $169.8 million, or 1.7%, to $9.89 billion at March 31, 2024, from $9.72 billion at December 31, 2023. The increase in total assets is primarily due to an increase of $239.1 million, or 3.1%, in our loans held for investment (“LHFI”). LHFI was $7.90 billion at March 31, 2024, compared to $7.66 billion at December 31, 2023. Also contributing to the increase was an $11.1 million increase, or 3.9%, in cash and cash equivalents. These increases were partially offset by decreases of $62.7 million and $15.6 million in available for sale securities and mortgage servicing rights, respectively. Available for sale securities and mortgage servicing rights were $1.19 billion and zero at March 31, 2024, respectively, compared to $1.25 billion and $15.6 million at December 31, 2023, respectively.
Total deposits increased by $254.3 million, or 3.1%, to $8.51 billion at March 31, 2024, from $8.25 billion at December 31, 2023, primarily due to increases of $152.1 million, $114.6 million and $62.8 million in brokered time deposits, money market deposits and time deposits, respectively. This was partially offset by decreases in Federal Home Loan Bank advances, repurchase obligations and other borrowings of $70.4 million, or 84.3%, to $13.2 million at March 31, 2024, from $83.6 million at December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At March 31, 2024, 77.8% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 77.1% at December 31, 2023.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2024		December 31, 2023		2024 vs. 2023
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,420,788	30.6%	$2,442,734	31.9%	$(21,946)	(0.9)%
Construction/land/land development	1,168,597	14.8	1,070,225	14.0	98,372	9.2
Residential real estate	1,733,297	21.9	1,734,935	22.6	(1,638)	(0.1)
Total real estate	5,322,682	67.3	5,247,894	68.5	74,788	1.4
Commercial and industrial	2,154,151	27.3	2,059,460	26.9	94,691	4.6
Mortgage warehouse lines of credit	400,995	5.1	329,966	4.3	71,029	21.5
Consumer	22,199	0.3	23,624	0.3	(1,425)	(6.0)
Total LHFI	$7,900,027	100.0%	$7,660,944	100.0%	$239,083	3.1
______________________
(1)Includes owner-occupied CRE of $948.6 million and $953.8 million at March 31, 2024, and 2023 respectively.

At March 31, 2024, total LHFI were $7.90 billion, an increase of $239.1 million, or 3.1%, compared to $7.66 billion at December 31, 2023. The increase was primarily driven by loan growth of $98.4 million, $94.7 million and $71.0 million in construction/land/land development, commercial and industrial loans and mortgage warehouse lines of credit loans, respectively. Total LHFI at March 31, 2024, excluding mortgage warehouse lines of credit, were $7.50 billion, reflecting an increase of $168.1 million, or 2.3%, compared to December 31, 2023. Our lending focus continues to be on operating companies, including commercial loans and lines of credit, as well as owner-occupied commercial real estate loans.

A significant portion, 30.6%, of our LHFI portfolio at March 31, 2024, consisted of CRE loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the CRE loan portfolio, by portfolio industry sector and collateral location as of March 31, 2024.

	March 31, 2024
(Dollars in thousands)	Louisiana State	Mississippi State	Texas State	All other states	Total
Non-owner occupied CRE:
Office building	$21,795	$49,053	$285,951	$21,014	$377,813
Retail shopping	47,553	35,254	197,893	105,304	386,004
Real estate & construction	37,514	5,041	149,984	53,275	245,814
Healthcare	47,421	5,845	94,780	35,661	183,707
Hotels	51,191	36,521	6,951	9,783	104,446
All others sectors	15,149	9,422	113,250	36,559	174,380
Total non-owner occupied CRE	220,623	141,136	848,809	261,596	1,472,164
Owner-occupied CRE:
Real estate & construction	44,195	21,790	174,572	13,974	254,531
Retail shopping	15,067	188	120,731	1,867	137,853
Consumer Services	23,227	4,683	47,604	—	75,514
Entertainment & Recreation	22,857	10,537	37,621	—	71,015
All others sectors	118,458	24,703	204,307	62,243	409,711
Total owner-occupied CRE	223,804	61,901	584,835	78,084	948,624
Total CRE loans	$444,427	$203,037	$1,433,644	$339,680	$2,420,788

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2024. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	March 31, 2024
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$352,159	$1,599,118	$451,784	$17,727	$2,420,788
Construction/land/land development	319,867	691,421	120,545	36,764	1,168,597
Residential real estate	96,291	733,557	98,754	804,695	1,733,297
Total real estate	768,317	3,024,096	671,083	859,186	5,322,682
Commercial and industrial	828,523	1,224,465	101,032	131	2,154,151
Mortgage warehouse lines of credit	400,995	—	—	—	400,995
Consumer	8,060	13,130	533	476	22,199
Total LHFI	$2,005,895	$4,261,691	$772,648	$859,793	$7,900,027

Amounts with fixed rates	$427,655	$2,364,936	$439,934	$158,497	$3,391,022
Amounts with variable rates	1,578,240	1,896,755	332,714	701,296	4,509,005
Total	$2,005,895	$4,261,691	$772,648	$859,793	$7,900,027
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $32.1 million of unpaid principal balance PCD loans at March 31, 2024, and $34.8 million of unpaid principal balance PCD loans at December 31, 2023.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	March 31, 2024	December 31, 2023
Commercial real estate	$4,474	$786
Construction/land/land development	383	305
Residential real estate	14,918	13,037
Commercial and industrial	20,560	15,897
Consumer	104	90
Total nonperforming LHFI	40,439	30,115
Other real estate owned:
Commercial real estate, construction/land/land development	3,068	3,068
Residential real estate	867	846
Total other real estate owned	3,935	3,914
Other repossessed assets owned	—	15
Total repossessed assets owned	3,935	3,929
Total nonperforming assets	$44,374	$34,044
Total LHFI	$7,900,027	$7,660,944
Ratio of nonperforming LHFI to total LHFI	0.51%	0.39%
Ratio of nonperforming assets to total assets	0.45	0.35

Nonperforming LHFI increased $10.3 million at March 31, 2024, compared to December 31, 2023, and nonperforming LHFI to LHFI increased to 0.51% compared to 0.39%. The $10.3 million increase in non-performing loans was primarily driven by 12 loan relationships being placed on non-accrual during the current period, seven contributing to the $4.7 million increase in commercial and industrial loans, and five contributing to the $3.7 million increase in commercial real estate loans. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2024, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at March 31, 2024. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
•for commercial and industrial loans, the debt service coverage ratio (income from the business in excess of operating expenses compared to loan repayment requirements), the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and
•for mortgage warehouse loans, the borrower’s adherence to agency or investor underwriting guidelines, while the risk associated with the underlying consumer mortgage loan repayments, similar to other consumer loans, depends on the borrower’s financial stability and are more likely than commercial loans to be adversely affected by divorce, job loss, illness and other personal hardships.
The ALCL to nonperforming LHFI decreased to 243.3% at March 31, 2024, compared to 321.7% at December 31, 2023, primarily driven by an increase of $10.3 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, offset by an increase of $1.5 million in the ALCL during the three months ended March 31, 2024, primarily due to a $1.0 million increase in the individually evaluated portion of the reserve when compared to December 31, 2023.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
ALCL	2024	2023	2023
Balance at beginning of period	$96,868	$87,161	$87,161
Provision for loan credit losses	4,089	6,158	17,514
Charge-offs:
Commercial real estate	455	42	42
Residential real estate	—	—	27
Commercial and industrial	6,181	2,169	11,833
Consumer	47	82	147
Total charge-offs	6,683	2,293	12,049
Recoveries:
Commercial real estate	30	60	140
Construction/land/land development	—	—	3
Residential real estate	4	5	17
Commercial and industrial	4,064	912	4,068
Consumer	3	5	14
Total recoveries	4,101	982	4,242
Net charge-offs	2,582	1,311	7,807
Balance at end of period	$98,375	$92,008	$96,868
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	243.27%	538.75%	321.66%
LHFI	1.25	1.25	1.26
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	63.15	21.29	44.58
ALCL	10.56	5.78	8.06
Average LHFI	0.13	0.07	0.10

Securities
Our securities portfolio totaled $1.21 billion at March 31, 2024, representing a decrease of $62.7 million, or 4.9%, from $1.27 billion at December 31, 2023. The decrease was primarily due to sales, maturities and calls, as well as normal principal paydowns during the three months ended March 31, 2024. Securities totaling $21.3 million were sold during the first quarter of 2024, and we realized a net loss of $403,000 on the sale.
Our available for sale portfolio totaled $1.19 billion at March 31, 2024, and represented 98.5% of our total security portfolio and is comprised of 48.7% mortgage-backed, 23.3% municipal, 5.2% treasury/agency, 14.1% collateralized mortgage obligations and 8.7% corporate/asset-backed securities. Our available for sale portfolio totaled $1.25 billion at December 31, 2023, and represented 98.6% of our total security portfolio and is comprised of 47.8% mortgage-backed, 22.5% municipal, 6.4% treasury/agency, 13.2% collateralized mortgage obligations and 10.1% corporate/asset-backed securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.34 years at March 31, 2024, compared to 4.28 years at December 31, 2023. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased at March 31, 2024, compared to December 31, 2023, primarily due to increases of $152.1 million, $114.6 million and $62.8 million in brokered time deposits, money market deposits and time deposits, respectively. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,887,066	22.2%	$1,919,638	23.3%	$(32,572)	(1.7)%
Money market	2,887,438	33.9	2,772,807	33.6	114,631	4.1
Interest-bearing demand	1,816,975	21.4	1,875,864	22.7	(58,889)	(3.1)
Time deposits	1,030,656	12.1	967,901	11.7	62,755	6.5
Brokered time deposits	597,110	7.0	444,989	5.4	152,121	N/M
Savings	286,219	3.4	269,926	3.3	16,293	6.0
Total deposits	$8,505,464	100.0%	$8,251,125	100.0%	$254,339	3.1
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,855,673	$15,566	3.37%	$1,787,927	$9,731	2.21%
Money market	2,875,223	29,411	4.11	2,557,451	18,071	2.87
Time deposits	1,004,112	9,475	3.80	827,190	4,577	2.24
Brokered time deposits	559,880	7,450	5.35	149,715	1,626	4.40
Savings	278,221	940	1.36	303,019	552	0.74
Total interest-bearing	6,573,109	62,842	3.85	5,625,302	34,557	2.49
Noninterest-bearing demand	1,866,496	—		2,392,176	—
Total average deposits	$8,439,605	$62,842	2.99	$8,017,478	$34,557	1.75
Our average deposit balance was $8.44 billion for the three months ended March 31, 2024, an increase of $422.1 million, or 5.3%, from $8.02 billion for the three months ended March 31, 2023. The average annualized rate paid on our interest-bearing deposits for the three months ended March 31, 2024, was 3.85%, compared to 2.49% for the three months ended March 31, 2023.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 2022, when the Federal Reserve Board started a series of eleven Federal Funds target range rate increases cumulating in a 525 basis point increase to the current target range of 5.25% to 5.50%.
Average noninterest-bearing deposits during the three months ended March 31, 2024, were $1.87 billion, compared to $2.39 billion at March 31, 2023, a decrease of $525.7 million, or 22.0%, and represented 22.1% and 29.8% of average total deposits for the three months ended March 31, 2024 and 2023, respectively. Noninterest-bearing deposits are impacted by the higher interest rate environment, as customers move out of noninterest-bearing deposit balances into higher interest-earning investments.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Short-term FHLB advances	$—	$70,000
Long-term FHLB advances	6,406	6,474
Overnight repurchase agreements with depositors	6,752	7,124
Total FHLB advances and other borrowings	$13,158	$83,598
Subordinated indebtedness, net	$160,684	$194,279

At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company can redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the three months ended March 31, 2024.

At March 31, 2024 and December 31, 2023, we were eligible to borrow an additional $2.09 billion and $2.01 billion, respectively, from the FHLB.

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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Available cash balances at the holding company (unconsolidated)	$54,780	$87,698
Cash and liquid securities as a percentage of total assets	10.4%	10.9%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2024, or December 31, 2023. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.

Additionally, at March 31, 2024, we had the ability to borrow $1.49 billion from the discount window at the Federal Reserve Bank of Dallas (“FRB”), with $1.72 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at March 31, 2024, or December 31, 2023.
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
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2024	$1,062,905
Net income	22,632
Other comprehensive loss, net of tax	(3,886)
Dividends declared - common stock ($0.15 per share)	(4,726)
Stock compensation, net	1,928
Balance at March 31, 2024	$1,078,853
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2024 and December 31, 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	March 31, 2024		December 31, 2023
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,034,347	11.97%	$1,012,916	11.83%
Tier 1 capital (to risk-weighted assets)	1,050,183	12.15	1,028,729	12.01
Total capital (to risk-weighted assets)	1,294,542	14.98	1,286,604	15.02
Tier 1 capital (to average total consolidated assets)	1,050,183	10.66	1,028,729	10.50

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,040,139	12.08%	$1,019,732	11.95%
Tier 1 capital (to risk-weighted assets)	1,040,139	12.08	1,019,732	11.95
Total capital (to risk-weighted assets)	1,209,498	14.05	1,188,000	13.92
Tier 1 capital (to average total consolidated assets)	1,040,139	10.60	1,019,732	10.45

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
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Please see Note 1 — Significant Accounting Policies in the notes to our consolidated financial statements included in the Company's 2023 Form 10-K filed with the SEC for more information about our critical accounting policies and use of estimates.

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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 8 — Derivative Financial Instruments in the notes to our consolidated financial statements contained in Part I, Item 1 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.
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

	March 31, 2024
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	20.6%	(7.0)%
+300	15.5	(5.3)
+200	10.3	(3.4)
+100	1.9	(2.9)
Base
-100	(5.6)	1.3
-200	(4.0)	5.2
-300	(6.0)	7.7
-400	(7.2)	10.8
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
Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 12 — Commitments and Contingencies - Loss Contingencies in the Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2023 Form 10-K.
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
There were no stock repurchases during the quarter ended March 31, 2024.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020 (File No. 001-38487)).

10.1	Form of Incentive Agreement for Director Restricted Stock Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan.

10.2	Form of Incentive Agreement for Restricted Stock Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan.

10.3	Form of Incentive Agreement for Performance Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	May 7, 2024	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 7, 2024	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer