Form 10-Q
period 2024-06-30
Origin Bancorp, Inc.
filed 2024-08-08
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,140,115 shares of Common Stock, par value $5.00 per share, were issued and outstanding at July 31, 2024.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2024

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
•the impact of prolonged elevated interest rates on our financial projections, models and guidance;
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
•the failure to maintain an effective system of controls and procedures, including internal control over financial and non-financial reporting;
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
•the impact of fraud or misconduct by internal or external parties (including Origin employees), which we may not be able to prevent, detect or mitigate;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and due from banks	$137,615	$127,278
Interest-bearing deposits in banks	150,435	153,163
Total cash and cash equivalents	288,050	280,441
Securities:
Available for sale	1,160,048	1,253,631
Held to maturity, net allowance for credit losses of $57 and $63 at June 30, 2024, and December 31, 2023, respectively (fair value of $10,876 and $10,848 at June 30, 2024, and December 31, 2023, respectively)	11,616	11,615
Securities carried at fair value through income	6,499	6,808
Total securities	1,178,163	1,272,054
Non-marketable equity securities held in other financial institutions	64,010	55,190
Loans held for sale at fair value	18,291	16,852
Loans, net of allowance for credit losses of $100,865 and $96,868 at June 30, 2024, and December 31, 2023, respectively	7,858,306	7,564,076
Premises and equipment, net	121,562	118,978
Mortgage servicing rights (“MSR”)	—	15,637
Cash surrender value of bank-owned life insurance	40,365	39,905
Goodwill	128,679	128,679
Other intangible assets, net	41,177	45,452
Accrued interest receivable and other assets	208,579	185,320
Total assets	$9,947,182	$9,722,584
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,866,622	$1,919,638
Interest-bearing deposits	5,085,128	4,918,597
Time deposits	1,559,092	1,412,890
Total deposits	8,510,842	8,251,125
Federal Home Loan Bank (“FHLB”) advances, repurchase obligations and other borrowings	40,737	83,598
Subordinated indebtedness, net	159,779	194,279
Accrued expenses and other liabilities	139,930	130,677
Total liabilities	8,851,288	8,659,679
Commitments and contingencies - See Note 12 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 31,108,667 and 30,986,109 shares issued at June 30, 2024, and December 31, 2023, respectively)	155,543	154,931
Additional paid‑in capital	532,950	528,578
Retained earnings	534,585	500,419
Accumulated other comprehensive loss	(127,184)	(121,023)
Total stockholders’ equity	1,095,894	1,062,905
Total liabilities and stockholders’ equity	$9,947,182	$9,722,584
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$129,879	$115,442	$257,065	$221,938
Investment securities-taxable	6,606	8,303	13,455	16,464
Investment securities-nontaxable	893	1,283	1,803	2,693
Interest and dividend income on assets held in other financial institutions	4,416	7,286	8,172	11,360
Total interest and dividend income	141,794	132,314	280,495	252,455
Interest expense
Interest-bearing deposits	65,469	46,530	128,311	81,087
FHLB advances and other borrowings	514	7,951	1,032	13,831
Subordinated indebtedness	1,921	2,542	3,939	5,099
Total interest expense	67,904	57,023	133,282	100,017
Net interest income	73,890	75,291	147,213	152,438
Provision for credit losses	5,231	4,306	8,243	10,503
Net interest income after provision for credit losses	68,659	70,985	138,970	141,935
Noninterest income
Insurance commission and fee income	6,665	6,185	14,390	13,196
Service charges and fees	4,862	4,722	9,550	9,293
Other fee income	2,404	1,990	4,651	3,964
Mortgage banking revenue	1,878	1,402	4,276	3,183
Swap fee income	44	331	101	715
(Loss) gain on sales of securities, net	—	—	(403)	144
Change in fair value of equity investments	5,188	—	5,188	—
Other income	1,424	1,006	1,967	1,525
Total noninterest income	22,465	15,636	39,720	32,020
Noninterest expense
Salaries and employee benefits	38,109	34,533	73,927	68,264
Occupancy and equipment, net	7,009	6,578	13,654	13,081
Data processing	3,468	2,837	6,613	5,753
Office and operations	3,072	2,716	5,574	5,019
Intangible asset amortization	2,137	2,552	4,274	5,105
Regulatory assessments	1,842	1,732	3,576	2,683
Advertising and marketing	1,328	1,469	2,772	2,925
Professional services	1,303	1,557	2,534	3,082
Loan-related expense	1,077	1,256	1,982	2,721
Electronic banking	1,238	1,216	2,477	2,225
Franchise tax expense	815	897	1,292	1,872
Other expense	2,990	1,544	4,420	2,917
Total noninterest expense	64,388	58,887	123,095	115,647
Income before income tax expense	26,736	27,734	55,595	58,308
Income tax expense	5,747	5,974	11,974	12,246
Net income	$20,989	$21,760	$43,621	$46,062
Basic earnings per common share	$0.68	$0.71	$1.41	$1.50
Diluted earnings per common share	0.67	0.70	1.40	1.49
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$20,989	$21,760	$43,621	$46,062
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(2,838)	(18,398)	(8,253)	9,002
Reclassification adjustment for net loss (gain) included in net income	—	—	403	(144)
Change in the net unrealized (loss) gain on available for sale investment securities, before tax	(2,838)	(18,398)	(7,850)	8,858
Net loss realized as a yield adjustment in interest on transferred investment securities	(3)	(2)	(6)	(5)
Change in the net unrealized (loss) gain on investment securities, before tax	(2,841)	(18,400)	(7,856)	8,853
Income tax (benefit) expense related to net unrealized gain (loss) arising during the period	(597)	(3,865)	(1,650)	1,859
Change in the net unrealized (loss) gain on investment securities, net of tax	(2,244)	(14,535)	(6,206)	6,994
Cash flow hedges:
Net unrealized gain arising during the period	71	268	275	911
Reclassification adjustment for net gain included in net income	(110)	(94)	(218)	(908)
Change in the net unrealized gain (loss) on cash flow hedges, before tax	(39)	174	57	3
Income tax expense (benefit) related to net unrealized gain (loss) on cash flow hedges	(8)	37	12	1
Change in net unrealized net gain (loss) on cash flow hedges, net of tax	(31)	137	45	2
Other comprehensive (loss) income, net of tax	(2,275)	(14,398)	(6,161)	6,996
Comprehensive income	$18,714	$7,362	$37,460	$53,058
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	24,302	—	24,302
Other comprehensive income, net of tax	—	—	—	—	21,394	21,394
Stock-based compensation expense	—	—	1,391	—	—	1,391
Stock-based compensation shares issued, net of shares withheld	9,750	49	(138)	—	—	(89)
Exercise of stock options, net of shares withheld	24,503	122	202	—	—	324
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,678)	—	(4,678)
Balance at March 31, 2023	30,780,853	153,904	522,124	455,040	(138,481)	992,587
Net income	—	—	—	21,760	—	21,760
Other comprehensive loss, net of tax	—	—	—	—	(14,398)	(14,398)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Stock-based compensation shares issued, net of shares withheld	23,647	118	(118)	—	—	—
Exercise of stock options, net of shares withheld	15,492	78	250	—	—	328
Shares issued under employee stock purchase program	46,213	231	886	—	—	1,117
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,695)	—	(4,695)
Balance at June 30, 2023	30,866,205	$154,331	$524,302	$472,105	$(152,879)	$997,859

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2024	30,986,109	$154,931	$528,578	$500,419	$(121,023)	$1,062,905
Net income	—	—	—	22,632	—	22,632
Other comprehensive loss, net of tax	—	—	—	—	(3,886)	(3,886)
Stock-based compensation expense	—	—	2,079	—	—	2,079
Stock-based compensation shares issued, net of shares withheld	20,108	101	(286)	—	—	(185)
Exercise of stock options, net of shares withheld	5,087	25	9	—	—	34
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,726)	—	(4,726)
Balance at March 31, 2024	31,011,304	155,057	530,380	518,325	(124,909)	1,078,853
Net income	—	—	—	20,989	—	20,989
Other comprehensive loss, net of tax	—	—	—	—	(2,275)	(2,275)
Stock-based compensation expense	—	—	1,688	—	—	1,688
Stock-based compensation shares issued, net of shares withheld	37,064	185	(284)	—	—	(99)
Exercise of stock options, net of shares withheld	3,641	18	63	—	—	81
Shares issued under employee stock purchase program	56,658	283	1,103	—	—	1,386
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,729)	—	(4,729)
Balance at June 30, 2024	31,108,667	$155,543	$532,950	$534,585	$(127,184)	$1,095,894

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2024	2023
Net income	$43,621	$46,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,243	10,503
Depreciation and amortization	8,228	9,095
Net amortization on securities	2,439	3,541
Accretion of net premium/discount on purchased loans	(10)	(2,107)
Amortization of investments in tax credit funds	830	907
Loss (gain) on sale of securities, net	403	(144)
Deferred income tax (benefit) expense	(1,957)	13,903
Stock-based compensation expense	3,767	2,551
Originations of mortgage loans held for sale	(99,354)	(102,852)
Proceeds from mortgage loans held for sale	85,292	85,458
Gain on mortgage loans held for sale and, for the six months ended June 30, 2023, origination of MSR	(2,301)	(2,054)
MSR valuation adjustment	(450)	363
Gain on sale of MSR	(410)	—
Net (gain) loss on disposals of premises and equipment	(822)	48
Increase in the cash surrender value of life insurance	(460)	(427)
Gain on equity securities without a readily determinable fair value	(5,188)	—
Net losses on sales and write-downs of other real estate owned	24	—
Net change in operating leases	106	(979)
(Increase) decrease in other assets	(9,711)	4,203
Increase in other liabilities	6,739	7,079
Net cash provided by operating activities	39,029	75,150
Cash flows from investing activities:
Purchases of securities available for sale	(33,836)	(751)
Maturities and pay downs of securities available for sale	94,442	71,908
Proceeds from sales and calls of securities available for sale	22,285	39,335
Pay downs of securities carried at fair value	299	285
Redemption of non-marketable equity securities held in other financial institutions(1)	5,556	—
Purchase of non-marketable equity securities held in other financial institutions(1)	(8,816)	—
Net sales (purchases) of non-marketable equity securities held in other financial institutions(1)	(3,260)	9,733
Originations of mortgage warehouse loans	(4,384,977)	(3,303,700)
Proceeds from pay-offs of mortgage warehouse loans	4,208,437	3,050,942
Net increase in loans, excluding mortgage warehouse and loans held for sale	(117,799)	(255,685)
Proceeds from sale of MSR	15,885	—
Return of capital and other distributions from limited partnership investments	296	1,590
Capital calls on limited partnership investments	(961)	(1,290)
Purchase of low-income housing tax credit investments	(83)	(494)
Purchases of premises and equipment	(9,269)	(9,257)
Proceeds from sales of premises and equipment	3,555	—
Proceeds from sales of other real estate owned	507	—
Net cash used in investing activities	(204,479)	(397,384)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from financing activities:	2024	2023
Net increase in deposits	$259,717	$714,341
Repayments of long-term FHLB advances	(136)	(132)
Proceeds from short-term FHLB advances	1,425,000	5,740,000
Repayments of short-term FHLB advances	(1,465,000)	(5,960,000)
Repayments of subordinated debentures	(34,599)	(4,729)
Repayments of other short-term borrowings	—	(30,000)
Net decrease in securities sold under agreements to repurchase	(2,725)	(21,669)
Dividends paid	(9,346)	(9,249)
Cash received from exercise of stock options	148	690
Net cash provided by financing activities	173,059	429,252
Net increase in cash and cash equivalents	7,609	107,018
Cash and cash equivalents at beginning of period	280,441	358,972
Cash and cash equivalents at end of period	$288,050	$465,990

Interest paid	$129,167	$93,439
Income taxes paid	18,308	475
Significant non-cash transactions:
Real estate acquired in settlement of loans	3,576	213
Decrease in Government National Mortgage Association (“GNMA”) repurchase obligation	—	(24,569)
Recognition of operating right-of-use assets	6,252	19,223
Recognition of operating lease liabilities	6,295	19,110
________________________
(1)The current year’s presentation is presented gross, which is an adjustment to the prior year’s net presentation. No adjustment was made to prior period’s presentation due to immateriality.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Company invests in a tax credit entity, usually an LLC, which owns the real estate. The Company receives a nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing Tax Credit programs). Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investment by amortizing the investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value. Amortization is included as a component of income tax expense and for the three and six months ended June 30, 2024, was $415,000 and $830,000, respectively. Amortization included as a component of income tax expense for the three and six months ended June 30, 2023, was $454,000 and $907,000, respectively. The income tax credits and other income tax benefits recognized and included as a component of income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2024, was $504,000 and $1.0 million, respectively, and the income tax credits and other income tax benefits recognized for the three and six months ended June 30, 2023, was $569,000 and $1.1 million.
The Company has the risk of credit recapture if the projects do not maintain compliance during the compliance period. No such events have occurred to date. At June 30, 2024, and December 31, 2023, the Company had investments in tax credit entities of $6.7 million and $7.6 million, respectively, which are included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023
Net income	$20,989	$21,760	$43,621	$46,062
Denominator:
Weighted average common shares outstanding	31,042,527	30,791,397	31,011,930	30,767,283
Dilutive effect of stock-based awards	89,302	81,437	98,817	113,789
Weighted average diluted common shares outstanding	31,131,829	30,872,834	31,110,747	30,881,072

Basic earnings per common share	$0.68	$0.71	$1.41	$1.50
Diluted earnings per common share	0.67	0.70	1.40	1.49
There were 548,823 and 471,883 shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and six months ended June 30, 2024, respectively, primarily due to the stock price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 635,801 and 384,459 shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and six months ended June 30, 2023, respectively, primarily due to the stock price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$320,357	$159	$(46,106)	$274,410	$—	$274,410
Corporate bonds	102,794	338	(8,510)	94,622	—	94,622
U.S. treasury and government agency securities	49,110	7	(4,564)	44,553	—	44,553
Commercial mortgage-backed securities	103,845	—	(10,950)	92,895	—	92,895
Residential mortgage-backed securities	534,062	—	(66,436)	467,626	—	467,626
Commercial collateralized mortgage obligations	49,077	—	(4,442)	44,635	—	44,635
Residential collateralized mortgage obligations	143,438	—	(21,382)	122,056	—	122,056
Asset-backed securities	19,259	29	(37)	19,251	—	19,251
Total	$1,321,942	$533	$(162,427)	$1,160,048	$—	$1,160,048
Held to maturity:
State and municipal securities	$11,673	$—	$(797)	$10,876	$(57)	$11,616
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,499	$—	$6,499

December 31, 2023
Available for sale:
State and municipal securities	$323,356	$210	$(41,440)	$282,126	$—	$282,126
Corporate bonds	92,244	80	(8,689)	83,635	—	83,635
U.S. treasury and government agency securities	84,377	3	(4,740)	79,640	—	79,640
Commercial mortgage-backed securities	104,459	—	(11,063)	93,396	—	93,396
Residential mortgage-backed securities	569,622	—	(63,120)	506,502	—	506,502
Commercial collateralized mortgage obligations	39,386	—	(4,203)	35,183	—	35,183
Residential collateralized mortgage obligations	150,710	—	(20,566)	130,144	—	130,144
Asset-backed securities	43,521	4	(520)	43,005	—	43,005
Total	$1,407,675	$297	$(154,341)	$1,253,631	$—	$1,253,631
Held to maturity:
State and municipal securities	$11,678	$—	$(830)	$10,848	$(63)	$11,615
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,808	$—	$6,808
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at June 30, 2024, and December 31, 2023, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$25,887	$(314)	$243,319	$(45,792)	$269,206	$(46,106)
Corporate bonds	7,758	(523)	71,206	(7,987)	78,964	(8,510)
U.S. treasury and government agency securities	7,148	(7)	33,571	(4,557)	40,719	(4,564)
Commercial mortgage-backed securities	—	—	92,895	(10,950)	92,895	(10,950)
Residential mortgage-backed securities	—	—	467,626	(66,436)	467,626	(66,436)
Commercial collateralized mortgage obligations	8,577	(113)	34,554	(4,329)	43,131	(4,442)
Residential collateralized mortgage obligations	—	—	122,056	(21,382)	122,056	(21,382)
Asset-backed securities	2,083	(2)	7,428	(35)	9,511	(37)
Total	$51,453	$(959)	$1,072,655	$(161,468)	$1,124,108	$(162,427)
Held to maturity:
State and municipal securities	$4,857	$(301)	$6,019	$(496)	$10,876	$(797)

December 31, 2023
Available for sale:
State and municipal securities	$27,106	$(266)	$246,442	$(41,174)	$273,548	$(41,440)
Corporate bonds	4,254	(53)	74,566	(8,636)	78,820	(8,689)
U.S. treasury and government agency securities	—	—	77,340	(4,740)	77,340	(4,740)
Commercial mortgage-backed securities	—	—	93,396	(11,063)	93,396	(11,063)
Residential mortgage-backed securities	60	(5)	506,442	(63,115)	506,502	(63,120)
Commercial collateralized mortgage obligations	—	—	35,183	(4,203)	35,183	(4,203)
Residential collateralized mortgage obligations	—	—	130,144	(20,566)	130,144	(20,566)
Asset-backed securities	7,350	(52)	31,618	(468)	38,968	(520)
Total	$38,770	$(376)	$1,195,131	$(153,965)	$1,233,901	$(154,341)
Held to maturity:
State and municipal securities	$4,717	$(447)	$6,131	$(383)	$10,848	$(830)
At June 30, 2024, the Company had 595 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table presents the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	2024
Balance at January 1, 2024	$63
Provision recovery for credit loss for held to maturity securities	(6)
Balance at June 30, 2024	$57
Balance at January 1, 2023	$899
Provision expense for credit loss for held to maturity securities	36
Balance at June 30, 2023	$935
Accrued interest of $5.5 million and $7.7 million was not included in the calculation of the allowance or the amortized cost basis of the securities at June 30, 2024 or 2023, respectively. There were no past due or nonaccrual available for sale or held to maturity securities at June 30, 2024 or December 31, 2023.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Proceeds from sales/calls	$22,285	$39,335
Gross realized gains	—	596
Gross realized losses	(403)	(452)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2024, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$20,024	$19,945
Due after one year through five years	—	—	86,646	79,546
Due after five years through ten years	5,159	4,857	205,842	183,468
Due after ten years	6,514	6,019	159,749	130,626
Commercial mortgage-backed securities	—	—	103,845	92,895
Residential mortgage-backed securities	—	—	534,062	467,626
Commercial collateralized mortgage obligations	—	—	49,077	44,635
Residential collateralized mortgage obligations	—	—	143,438	122,056
Asset-backed securities	—	—	19,259	19,251
Total	$11,673	$10,876	$1,321,942	$1,160,048
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Carrying value of securities pledged to secure public deposits	$391,503	$421,273
Carrying value of securities pledged to repurchase agreements	4,957	5,477

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Loans held for sale	$18,291	$16,852
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,523,002	$2,442,734
Construction/land/land development	1,017,389	1,070,225
Residential real estate	1,819,229	1,734,935
Total real estate	5,359,620	5,247,894
Commercial and industrial	2,070,947	2,059,460
Mortgage warehouse lines of credit	506,505	329,966
Consumer	22,099	23,624
Total LHFI(2)	7,959,171	7,660,944
Less: Allowance for loan credit losses (“ALCL”)	100,865	96,868
LHFI, net	$7,858,306	$7,564,076
____________________________
(1)Includes owner occupied commercial real estate of $959.9 million and $953.8 million at June 30, 2024, and December 31, 2023, respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $10.5 million and $11.8 million at June 30, 2024, and December 31, 2023, respectively. As of June 30, 2024, and December 31, 2023, the remaining purchase accounting net loan discount was immaterial.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are PCD loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BT Holdings, Inc., (“BTH”), the Company held approximately $28.1 million and $34.8 million of unpaid principal balance PCD loans at June 30, 2024, and December 31, 2023, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2023 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2024, and gross charge-offs for the six months ended June 30, 2024, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$104,889	$366,206	$951,664	$451,350	$233,831	$329,242	$65,883	$2,503,065
Special mention	41	—	6,938	—	—	—	—	6,979
Classified	2,769	675	1,227	3,320	1,888	2,811	268	12,958
Total commercial real estate loans	$107,699	$366,881	$959,829	$454,670	$235,719	$332,053	$66,151	$2,523,002
Year-to-date gross charge-offs	$—	$36	$193	$—	$251	$—	$—	$480

Construction/land/land development:
Pass	$69,878	$306,961	$371,430	$163,857	$19,063	$7,033	$50,465	$988,687
Special mention	—	746	—	—	—	—	—	746
Classified	2,167	2,279	13,604	5,353	747	1,119	2,687	27,956
Total construction/land/land development loans	$72,045	$309,986	$385,034	$169,210	$19,810	$8,152	$53,152	$1,017,389
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$109,147	$312,282	$498,370	$321,225	$230,046	$207,743	$102,972	$1,781,785
Special mention	—	—	3,679	19,481	132	—	—	23,292
Classified	1,170	1,923	2,092	2,935	1,175	4,484	373	14,152
Total residential real estate loans	$110,317	$314,205	$504,141	$343,641	$231,353	$212,227	$103,345	$1,819,229
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$156,077	$324,517	$210,633	$130,707	$29,128	$62,268	$1,081,406	$1,994,736
Special mention	—	150	6,749	97	—	—	6,206	13,202
Classified	4,809	5,157	8,844	9,309	720	701	33,469	63,009
Total commercial and industrial loans	$160,886	$329,824	$226,226	$140,113	$29,848	$62,969	$1,121,081	$2,070,947
Year-to-date gross charge-offs	$797	$654	$537	$156	$162	$252	$7,291	$9,849

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$506,505	$506,505
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$5,507	$6,452	$2,142	$631	$273	$206	$6,709	$21,920
Classified	—	37	134	3	—	5	—	179
Total consumer loans	$5,507	$6,489	$2,276	$634	$273	$211	$6,709	$22,099
Year-to-date gross charge-offs	$—	$6	$11	$3	$—	$—	$40	$60

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	June 30, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$1,748	$268	$538	$2,554	$2,520,448	$2,523,002	$—
Construction/land/land development	18,222	1,809	2,406	22,437	994,952	1,017,389	—
Residential real estate	1,656	4,334	3,580	9,570	1,809,659	1,819,229	—
Total real estate	21,626	6,411	6,524	34,561	5,325,059	5,359,620	—
Commercial and industrial	11,027	3,706	16,837	31,570	2,039,377	2,070,947	—
Mortgage warehouse lines of credit	—	—	—	—	506,505	506,505	—
Consumer	37	4	104	145	21,954	22,099	—
Total LHFI	$32,690	$10,121	$23,465	$66,276	$7,892,895	$7,959,171	$—

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,264	$—	$—	$2,264	$2,440,470	$2,442,734	$—
Construction/land/land development	834	27	13	874	1,069,351	1,070,225	—
Residential real estate	8,055	1,326	5,960	15,341	1,719,594	1,734,935	—
Total real estate	11,153	1,353	5,973	18,479	5,229,415	5,247,894	—
Commercial and industrial	1,221	713	5,417	7,351	2,052,109	2,059,460	—
Mortgage warehouse lines of credit	—	—	—	—	329,966	329,966	—
Consumer	200	10	3	213	23,411	23,624	—
Total LHFI	$12,574	$2,076	$11,393	$26,043	$7,634,901	$7,660,944	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $37.3 million and $29.5 million was not included in the book value for the purposes of calculating the allowance at June 30, 2024 and 2023, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$17,544	$9,979	$10,634	$58,823	$661	$734	$98,375
Charge-offs	25	—	—	3,668	—	13	3,706
Recoveries	267	—	4	484	—	5	760
Provision(1)	(542)	(705)	1,142	5,545	15	(19)	5,436
Ending balance	$17,244	$9,274	$11,780	$61,184	$676	$707	$100,865
Average balance	$2,497,490	$1,058,972	$1,787,829	$2,128,486	$430,885	$22,396	$7,926,058
Net charge-offs to loan average balance (annualized)	(0.04)%	—%	—%	0.60%	—%	0.14%	0.15%

__________________________
(1)The $5.2 million provision for credit losses on the consolidated statements of income includes a $5.4 million provision for loan credit losses, a $238,000 net benefit provision for off-balance sheet commitments and a $32,000 provision for held to maturity securities credit losses for the three months ended June 30, 2024.

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

____________________________

(1)The $4.3 million provision for credit losses on the consolidated statements of income includes a $4.3 million provision for loan losses, an $88,000 provision for off-balance sheet commitments and a $46,000 provision for held to maturity securities credit losses for the three months ended June 30, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Charge-offs	480	—	—	9,849	—	60	10,389
Recoveries	297	—	8	4,548	—	8	4,861
Provision(1)	(2,198)	(716)	1,153	11,155	147	(16)	9,525
Ending balance	$17,244	$9,274	$11,780	$61,184	$676	$707	$100,865
Average balance	$2,467,983	$1,094,664	$1,763,467	$2,124,994	$368,566	$22,857	$7,842,531
Net charge-offs to loan average balance (annualized)	0.01%	—%	—%	0.50%	—%	0.46%	0.14%

_________________________

(1)The $8.2 million provision for credit losses on the consolidated statement of income includes a $9.5 million provision for loan losses, a $1.3 million and $6,000 net benefit provision for off-balance sheet commitments and credit losses on held to maturity securities, respectively, for the six months ended June 30, 2024.

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

_________________________

(1)The $10.5 million provision for credit losses on the consolidated statements of income includes a $10.4 million provision for loan losses, a $45,000 provision for off-balance sheet commitments and a $36,000 provision for held to maturity securities credit losses for the six months ended June 30, 2023.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	June 30, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$143	$103	$10,363	$—	$—	$—	$10,609
ALCL Allocation	$—	$—	$11	$—	$—	$—	$11

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$605	$—	$4,029	$—	$—	$—	$4,634
Equipment	—	—	—	119	—	—	119
Other	—	—	—	258	—	—	258
Total	$605	$—	$4,029	$377	$—	$—	$5,011
ALCL Allocation	$—	$—	$—	$—	$—	$—	$—
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial real estate	$1,896	$746	$2,196	$786
Construction/land/land development	11,176	96	26,336	305
Residential real estate	8,555	5,695	13,493	13,037
Total real estate	21,627	6,537	42,025	14,128
Commercial and industrial	6,414	4,706	33,608	15,897
Consumer	—	—	179	90
Total nonaccrual loans	$28,041	$11,243	$75,812	$30,115
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the six months ended June 30, 2024 and 2023.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at both June 30, 2024 and December 31, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended June 30, 2024 and 2023.

	Amortized Cost Basis for the Three Months at June 30, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$268	0.01%	$—	—%
Construction/land/land development	847	0.08	—	—
Residential real estate	1,952	0.11	134	0.01
Total real estate	3,067	0.06	134	—
Commercial and industrial	13,507	0.65	—	—
Consumer	—	—	4	0.02
Total	$16,574	0.21	$138	—

	Amortized Cost Basis for the Three Months at June 30, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$1,692	0.07%	$—	—%
Construction/land/land development	1,747	0.17	—	—
Residential real estate	1,739	0.11	—	—
Total real estate	5,178	0.10	—	—
Commercial and industrial	2,208	0.11	186	0.01
Total	$7,386	0.10	$186	—
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the six months ended June 30, 2024 and 2023.

	Amortized Cost Basis for the Six Months at June 30, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$268	0.01%	$—	—%	$—	—%
Construction/land/land development	1,489	0.15	—	—	—	—
Residential real estate	1,988	0.11	134	0.01	—	—
Total real estate	3,745	0.07	134	—	—	—
Commercial and industrial	18,301	0.88	—	—	35	—
Consumer	—	—	4	0.02	—	—
Total	$22,046	0.28	$138	—	$35	—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,554	0.11%	$—	—%
Construction/land/land development	4,088	0.40	—	—
Residential real estate	1,739	0.11	—	—
Total real estate	8,381	0.16	—	—
Commercial and industrial	11,179	0.57	186	0.01
Total	$19,560	0.26	$186	—
The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension
Commercial real estate	N/A	Added a weighted average 3.0 months to the life of the modified loans
Construction/land/land development	N/A	Added a weighted average 2.3 months to the life of the modified loans
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 3.2 months to the life of the modified loans
Commercial and industrial	N/A	Added a weighted average 3.6 months to the life of the modified loans
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 5.0 months to the life of the modified loans

Three Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension
Commercial real estate	N/A	Added a weighted average 12.7 months to the life of the modified loans
Construction/land/land development	N/A	Added a weighted average 2.8 months to the life of the modified loans
Residential real estate	N/A	Added a weighted average 5.3 months to the life of the modified loans
Commercial and industrial	Reduced weighted average contractual interest rate from 9.0% to 6.0%	Added a weighted average 12.9 months to the life of the modified loans

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Six Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 3.0 months to the life of the modified loans	N/A
Construction/land/land development	N/A	Added a weighted average 5.0 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 3.3 months to the life of the modified loans	N/A
Commercial and industrial	N/A	Added a weighted average 4.9 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 5.0 months to the life of the modified loans	N/A

Six Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension
Commercial real estate	N/A	Added a weighted average 11.9 months to the life of the modified loans
Construction/land/land development	N/A	Added a weighted average 5.1 months to the life of the modified loans
Residential real estate	N/A	Added a weighted average 5.3 months to the life of the modified loans
Commercial and industrial	Reduced weighted average contractual interest rate from 9.0% to 6.0%	Added a weighted average 5.6 months to the life of the modified loans
The following table depicts the performance of loans that have been modified during the last twelve months ended June 30, 2024.

	Payment Status (Amortized Cost Basis)
	June 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$162	$695	$143
Construction/land/land development	987	609	—
Residential real estate	880	1,867	—
Total real estate	2,029	3,171	143
Commercial and industrial	17,812	1,703	2,975
Consumer	4	—	—
Total LHFI	$19,845	$4,874	$3,118

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table depicts the performance of loans that have been modified during the six months ended June 30, 2023.

	Payment Status (Amortized Cost Basis)
	June 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,554	$—	$—
Construction/land/land development	4,088	—	—
Residential real estate	1,739	—	—
Total real estate	8,381	—	—
Commercial and industrial	11,326	39	—
Total LHFI	$19,707	$39	$—
At June 30, 2024, and December 31, 2023, the Company had $1.2 million and $1.6 million funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively. There were no loans to borrowers experiencing financial difficulty that defaulted during the six months ended June 30, 2024, that were modified within the last 12 months. There were no loans to borrowers experiencing financial difficulty that defaulted during the six months ended June 30, 2023, that were modified within the six months ended June 30, 2023.

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2024, and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2024 or 2023.

	June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$227,534	$46,876	$274,410
Corporate bonds	—	93,622	1,000	94,622
U.S. treasury securities	29,645	—	—	29,645
U.S. government agency securities	—	14,908	—	14,908
Commercial mortgage-backed securities	—	92,895	—	92,895
Residential mortgage-backed securities	—	467,626	—	467,626
Commercial collateralized mortgage obligations	—	44,635	—	44,635
Residential collateralized mortgage obligations	—	122,056	—	122,056
Asset-backed securities	—	19,251	—	19,251
Securities available for sale	29,645	1,082,527	47,876	1,160,048
Securities carried at fair value through income	—	—	6,499	6,499
Loans held for sale	—	18,291	—	18,291
Other assets - derivatives	—	20,513	—	20,513
Total recurring fair value measurements - assets	$29,645	$1,121,331	$54,375	$1,205,351

Other liabilities - derivatives	$—	$(18,664)	$—	$(18,664)
Total recurring fair value measurements - liabilities	$—	$(18,664)	$—	$(18,664)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$232,679	$49,447	$282,126
Corporate bonds	—	82,635	1,000	83,635
U.S. treasury securities	55,480	—	—	55,480
U.S. government agency securities	—	24,160	—	24,160
Commercial mortgage-backed securities	—	93,396	—	93,396
Residential mortgage-backed securities	—	506,502	—	506,502
Commercial collateralized mortgage obligations	—	35,183	—	35,183
Residential collateralized mortgage obligations	—	130,144	—	130,144
Asset-backed securities	—	43,005	—	43,005
Securities available for sale	55,480	1,147,704	50,447	1,253,631
Securities carried at fair value through income	—	—	6,808	6,808
Loans held for sale	—	16,852	—	16,852
Mortgage servicing rights	—	—	15,637	15,637
Other assets - derivatives	—	20,487	—	20,487
Total recurring fair value measurements - assets	$55,480	$1,185,043	$72,892	$1,313,415

Other liabilities - derivatives	$—	$(18,300)	$—	$(18,300)
Total recurring fair value measurements - liabilities	$—	$(18,300)	$—	$(18,300)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

    The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024 and 2023, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue	450	—	—
Other noninterest income	—	—	(10)
Loss recognized in AOCI	—	(354)	—
Purchases, issuances, sales and settlements:
Sales	(16,087)	—	—
Settlements	—	(2,217)	(299)
Balance at June 30, 2024	$—	$47,876	$6,499

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(363)	—	—
Other noninterest income	—	—	23
Loss recognized in AOCI	—	(364)	—
Purchases, issuances, sales and settlements:
Originations	431	—	—
Sales	(1,806)	—	—
Settlements	—	(2,138)	(285)
Balance at June 30, 2023	$19,086	$53,267	$6,106
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Mortgage Servicing Rights (“MSRs”)
During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of the Company’s MSR asset. The Company subsequently sold its MSR asset and recorded a $410,000 gain on the sale during the six months ended June 30, 2024. There were no MSR assets recognized or recorded during the quarter ended June 30, 2024, and the carrying value of the MSR is zero at June 30, 2024. At December 31, 2023, the carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. At June 30, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	June 30, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$18,291	$17,780	$511
Securities carried at fair value through income	6,499	6,515	(16)
Total	$24,790	$24,295	$495
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at June 30, 2024.

	December 31, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$16,852	$16,475	$377
Securities carried at fair value through income	6,808	6,815	(7)
Total	$23,660	$23,290	$370
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2024	2023	2024	2023
Mortgage banking revenue (loans held for sale)(1)	$132	$(355)	$134	$(192)
Other income:
Securities carried at fair value through income	43	(23)	(10)	23
Total fair value option impact on noninterest income	$175	$(378)	$124	$(169)
____________________________
(1)The fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 6 — Mortgage Banking for more detail.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both June 30, 2024, and December 31, 2023. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The majority of the Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and qualify for the practical expedient allowed for equity securities without a readily determinable fair values, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. Non-marketable equity securities held in other financial institutions totaled $64.0 million and $55.2 million at June 30, 2024 and December 31, 2023, respectively, and are shown on the face of the consolidated balance sheets. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. During the six months ended June 30, 2024, the Company observed a price change in multiple orderly transactions for identical equity securities in one of the Company’s equity securities and adjusted the Company’s basis upwards by $5.2 million.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $3.7 million and $3.8 million at June 30, 2024, and December 31, 2023, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $6.8 million and $3.9 million at June 30, 2024, and December 31, 2023, respectively. At June 30, 2024, and December 31, 2023, the Company had $669,000 and zero, respectively, principal amounts of residential mortgage loans in the process of foreclosure.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2024		December 31, 2023
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$288,050	$288,050	$280,441	$280,441
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	64,010	64,010	55,190	55,190
Accrued interest and loan fees receivable	44,035	44,035	41,688	41,688
Level 3 inputs:
Securities held to maturity	11,616	10,876	11,615	10,848
LHFI, net	7,858,306	7,513,456	7,564,076	7,177,720
Financial liabilities:
Level 2 inputs:
Deposits	8,510,842	8,499,259	8,251,125	8,240,520
FHLB advances and other borrowings	40,737	40,324	83,598	83,187
Subordinated indebtedness	159,779	158,113	194,279	186,251
Accrued interest payable	16,387	16,387	12,272	12,272
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage banking revenue	2024	2023	2024	2023
Origination	$162	$149	$270	$260
Gain on sale of loans held for sale	1,337	1,014	2,301	1,623
Originations of MSRs	—	282	—	431
Servicing	81	936	735	1,925
Total gross mortgage revenue	1,580	2,381	3,306	4,239
MSR valuation adjustments, net	—	543	450	(363)
Gain on sale of MSR	—	—	410	—
Mortgage HFS and pipeline fair value adjustment	298	(357)	589	83
MSR hedge impact	—	(1,165)	(479)	(776)
Mortgage banking revenue	$1,878	$1,402	$4,276	$3,183
During 2023, management used forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 8 — Derivative Financial Instruments for further information.
Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$—	$18,261	$15,637	$20,824
Addition of servicing rights	—	282	—	431
Settlement of sale of MSR	—	—	(16,087)	(1,806)
Valuation adjustment, net of amortization	—	543	450	(363)
Balance at end of period	$—	$19,086	$—	$19,086

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of the Company’s MSR asset. The Company subsequently sold its MSR asset and recorded a $410,000 gain on the sale during the six months ended June 30, 2024. There were no MSR assets recognized or recorded during the three or six months ended June 30, 2024, and the Company is no longer retaining servicing on sold loans.
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
At June 30, 2024, and December 31, 2023, the reserve for mortgage loan putback expenses totaled $103,000 and $127,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 7 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Short-term FHLB advances	$30,000	$70,000
Long-term FHLB advances	6,337	6,474
Overnight repurchase agreements with depositors	4,400	7,124
Total FHLB advances and other borrowings	$40,737	$83,598
Subordinated indebtedness, net	$159,779	$194,279
At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the six months ended June 30, 2024.
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
Mortgage banking derivatives
As part of its mortgage banking and related risk management activities, the Company enters into interest rate lock commitment (“IRLC”) agreements on prospective residential mortgage loans. These IRLCs are derivative financial instruments and the fair value of these IRLCs are included in other assets. Prior to January 1, 2024, the Company also economically hedged the value of MSRs by entering into a series of commitments to purchase mortgage-backed securities in the future and U.S. Treasury Notes.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the six months ended June 30, 2024 and 2023. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate swaps included in other assets	$10,500	$10,500	$843	$786

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$348,528	$363,498	$18,995	$18,567
Interest rate swaps included in other liabilities	342,013	356,683	(18,664)	(18,298)
Risk participation agreements included in other liabilities	32,663	20,000	—	(2)
Forward commitments to purchase forward-settling mortgage-backed securities included in other assets	—	9,000	—	91
Forward commitments to purchase treasury notes in other assets	—	22,500	—	822
Interest rate-lock commitments on residential mortgage loans included in other assets	28,551	8,471	675	221
	$751,755	$780,152	$1,006	$1,401
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
The weighted-average rates paid and received for interest rate swaps were as follows:

	Weighted-Average Interest Rate
	June 30, 2024		December 31, 2023
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.24%	8.34%	4.24%	8.35%
Non-hedging interest rate swaps - financial institution counterparties	5.02	7.83	4.88	7.82
Non-hedging interest rate swaps - customer counterparties	7.83	5.02	7.82	4.88
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	2024	2023	2024	2023
Amount of gain (loss) recognized in mortgage banking revenue (1)	$165	$(1,176)	$384	$(511)
Amount of gain recognized in other non-interest income	17	74	63	85
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. The Company sold substantially all of its MSR recognizing a gain on the sale of $410,000 for the six months ended June 30, 2024. See Note 6 — Mortgage Banking for more information on components of mortgage banking revenue.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

At June 30, 2024 and December 31, 2023, the Company had cash collateral on deposit with swap counterparties totaling $890,000 and $865,000, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). Additionally, the Company’s stockholders approved the Origin Bancorp, Inc. Omnibus Incentive Plan (“Omnibus Plan”) at the April 24, 2024, Annual Meeting.
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. There were a total maximum of 1,375,000 shares originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At June 30, 2024, the number of shares of the Company’s common stock no longer able to be granted under the 2012 Plan, due to the adoption of the Omnibus Plan, was 1,820, and the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 508,439.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At June 30, 2024, there was $479,179 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2024 - May 31, 2025, ESPP offering period. These costs are expected to be recognized over a period of 0.9 years.
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	2.04%	1.75%	2.06%	1.64%
Risk-free interest rate	4.94	3.19	4.94	2.63
Expected volatility	30.86	31.98	30.99	32.25
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ESPP shares purchased	56,658	46,213	56,658	46,213
Shares available for issuance under the ESPP	871,040	927,698	871,040	927,698

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Compensation Committee (“Committee”) has approved, and the Company has granted PSUs to select officers and employees under the 2012 Plan and Omnibus Plan. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant’s continuous service with the Company through the third anniversary of the date of the grant. Each performance period commences on January 1 and ends three years later on December 31 (“Performance Period”).
Share-based compensation cost charged to income for the years ended June 30, 2024 and 2023, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
RSA & RSU	$1,157	$1,034	$2,215	$2,056
PSU	412	2	1,327	295
ESPP	119	123	225	200
Total stock compensation expense	$1,688	$1,159	$3,767	$2,551
Related tax benefits recognized in net income	$354	$243	$791	$536
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
The Company’s PSU awards, excluding certain PSUs granted to the Company’s CEO in 2022, are three-year cliff-vested awards, with each unit divided into two categories (“ROAA Unit Group” and “ROAE Unit Group”), composed of an equivalent number of initial PSUs granted. The PSU share amounts do not reflect potential increases or decreases resulting from the interim performance results until the final performance results are determined at the end of the three-year period. The ROAA Unit Group is based upon the Company’s Performance Period Return on Average Assets performance, as defined in the award agreement, and the ROAE Unit Group is based upon the Company’s Performance Period Return on Average Equity performance, as defined in the award agreement. The PSUs are initially valued utilizing the fair value of the Company’s stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company’s Performance Period ROAA or ROAE to the Company’s targeted Performance Period ROAA or ROAE, applied to the PSUs awarded times the Company’s closing month end stock price for the month immediately preceding the period end date. The determination of whether and to what extent the performance criteria has been satisfied during the applicable Performance Period shall be made by the Compensation Committee, in its sole and absolute discretion. Certain nonrecurring, unusual or infrequent items may be disregarded in the ROAA or ROAE calculation as described further in the PSU award agreement. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Six Months Ended June 30,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	17,629	$29.33	27,391	$35.27
Granted RSAs	19,682	33.03	16,788	28.61
Vested RSAs	(17,629)	29.33	(16,594)	34.76
Nonvested RSAs, June 30,	19,682	33.03	27,585	31.63

Nonvested RSUs, January 1,	318,168	$37.69	270,390	$39.63
Granted RSUs	111,441	32.02	109,078	35.90
Vested RSUs	(48,600)	37.40	(18,864)	42.09
Forfeited RSUs	(372)	44.93	(3,583)	43.60
Nonvested RSUs, June 30,	380,637	36.06	357,021	38.32

Nonvested PSUs, January 1,	197,842	$28.33	157,367	$29.06
Granted PSUs	67,355	33.03	43,591	28.45
Forfeited PSUs	—	—	(1,592)	28.45
Nonvested PSUs, June 30,	265,197	32.07	199,366	27.20
At June 30, 2024, there was $571,000, $11.3 million and $4.9 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.8, 3.2 and 1.7 years for RSA, RSU and PSU shares, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below summarizes the status of the Company’s stock options and changes during the six months ended June 30, 2024 and 2023.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(11,582)	18.39	—	151
Expired	(7,116)	35.48	—	—
Outstanding and exercisable at June 30, 2024	334,775	31.86	3.15	774

Six Months Ended June 30, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(42,774)	17.61	—	738
Expired	(8,434)	33.39	—	—
Outstanding and exercisable at June 30, 2023	453,229	30.50	4.89	1,139
Note 10 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(121,646)	$623	$(121,023)
Net change	(6,206)	45	(6,161)
Balance at June 30, 2024	$(127,852)	$668	$(127,184)

Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	6,994	2	6,996
Balance at June 30, 2023	$(153,706)	$827	$(152,879)
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at June 30, 2024, and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2024, and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. The Bank elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $1.3 million and $2.5 million at June 30, 2024, and December 31, 2023, respectively.
The actual capital amounts and ratios of the Company and the Bank at June 30, 2024, and December 31, 2023, are presented in the following table:

(Dollars in thousands) June 30, 2024	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,055,186	12.15%	$608,166	7.00%	N/A	N/A
Origin Bank	1,049,556	12.16	604,250	7.00	$561,089	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,071,045	12.33	738,484	8.50	N/A	N/A
Origin Bank	1,049,556	12.16	733,732	8.50	690,571	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,317,398	15.16	912,247	10.50	N/A	N/A
Origin Bank	1,221,862	14.15	906,375	10.50	863,214	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,071,045	10.70	400,454	4.00	N/A	N/A
Origin Bank	1,049,556	10.53	398,518	4.00	498,147	5.00
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,012,916	11.83	599,455	7.00	N/A	N/A
Origin Bank	1,019,732	11.95	597,548	7.00	554,866	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,028,729	12.01	727,907	8.50	N/A	N/A
Origin Bank	1,019,732	11.95	725,593	8.50	682,912	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,286,604	15.02	899,184	10.50	N/A	N/A
Origin Bank	1,188,000	13.92	896,320	10.50	853,638	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,028,729	10.50	391,822	4.00	N/A	N/A
Origin Bank	1,019,732	10.45	390,246	4.00	487,807	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $57.2 million at June 30, 2024.
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
There have been no stock repurchases during the six months ended June 30, 2024 or 2023.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) June 30, 2024
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$770,653	$708,622	$399,854	$43,227	$1,922,356
Standby letters of credit	163,827	33,787	10,843	—	208,457
Total off-balance sheet commitments	$934,480	$742,409	$410,697	$43,227	$2,130,813
December 31, 2023
Commitments to extend credit(1)	$955,486	$990,690	$349,918	$58,954	$2,355,048
Standby letters of credit	103,280	20,458	32,957	—	156,695
Total off-balance sheet commitments	$1,058,766	$1,011,148	$382,875	$58,954	$2,511,743
____________________________
(1)Includes $766.7 million and $759.4 million of unconditionally cancellable commitments at June 30, 2024, and December 31, 2023, respectively.
At June 30, 2024, the Company held 40 unfunded letters of credit from the FHLB totaling $760.8 million, with expiration dates ranging from July 17, 2024, to September 22, 2027. At December 31, 2023, the Company held 31 unfunded letters of credit from the FHLB totaling $693.6 million, with expiration dates ranging from January 14, 2024, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $3.4 million and $4.7 million at June 30, 2024, and December 31, 2023, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
Recently, the Company discovered certain questioned activity involving a former banker, and the Company currently estimated its net exposure to be approximately $4.7 million. The activity involved the banker, who has since been terminated, facilitating advances in and among certain customer loans and accounts that, in one or more instances, may not have been appropriately documented. Additionally, we have notified our insurance providers of anticipated claims resulting from this activity, but there is no consideration in this quarter’s financial results of any potential insurance recoveries. Our investigation into the questioned activity and impact on our financial statements remains ongoing.
As a result of these specific activities, the Company recorded a provision for loan credit losses of $3.2 million during the quarter ended June 30, 2024. In an effort to quantify the full extent of the activity, we have been working with our customers impacted by the activity in order to identify the amounts that may be owed to us, as well as the amounts that may be owed by us. One of the relationships impacted by this activity filed a lawsuit against the Bank. While this relationship has chosen to file a lawsuit, other relationships have continued to work with us, with certain relationships acknowledging amounts owed and either paying the amounts in full or entering into short-term agreements for repayment. During the quarter, several of the relationships impacted by the activity were placed on non-accrual, resulting in a reversal of $1.2 million of accrued interest and we recorded an additional $4.1 million provision for loan credit losses in conjunction with these loan relationships.
Also, as a result of the questioned activity and during the current quarter, the Company recorded additional expenses totaling $1.5 million, which consisted of a loss contingency and interest expense accrual of $1.2 million and professional fees, recorded in noninterest expense. $2.7 million of the aggregate $4.4 million loss contingency, interest expense accrual, and previously discussed $3.2 million provision expense, were out-of-period adjustments that negatively impacted diluted EPS by $0.06 and $0.07 for the three and six month periods ended June 30, 2024, respectively.
The Company is working with a third party forensic accounting team to confirm the Bank’s identification and reconciliation of the activity, and also assist in evaluating any additional impact from the questioned activity. The Company believes that there is at least a reasonable possibility that an additional loss may have been incurred in excess of the amount accrued above and that it is at least reasonably possible a change in the estimate will occur in the near term. As of the date of

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

this report, management has assessed that an estimate for this additional loss cannot be made. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position.
From time to time, the Company is also party to various other legal actions arising in the ordinary course of business. Currently, management has not identified any other loss contingencies, either individually or in the aggregate, that would have a material adverse effect on the consolidated financial position or liquidity of the Company.

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
2024 Second Quarter Highlights
•Total loans held for investment (“LHFI”) were $7.96 billion at June 30, 2024, reflecting an increase of $298.2 million, or 3.9%, compared to December 31, 2023. LHFI, excluding mortgage warehouse lines of credit, were $7.45 billion at June 30, 2024, reflecting an increase of $121.7 million, or 1.7%, compared to December 31, 2023.
•Total deposits were $8.51 billion at June 30, 2024, reflecting an increase of $259.7 million, or 3.1%, compared to December 31, 2023. Deposits, excluding brokered deposits, were $7.87 billion reflecting an increase of $67.9 million, or 0.9%, compared to December 31, 2023.
•Noninterest income was $22.5 million for three months ended June 30, 2024, reflecting an increase of $6.8 million, or 43.7%, compared to the three months ended June 30, 2023.
•Book value per common share was $35.23 at June 30, 2024, reflecting an increase of $0.93, or 2.7%, compared to December 31, 2023.

•Stockholders’ equity was $1.10 billion at June 30, 2024, reflecting an increase of $33.0 million, or 3.1%, compared to December 31, 2023.
•At June 30, 2024, and December 31, 2023, Company level common equity Tier 1 capital to risk-weighted assets was 12.15%, and 11.83%, respectively, the Tier 1 leverage ratio was 10.70% and 10.50%, respectively, and the total capital ratio was 15.16% and 15.02%, respectively.
Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023
Our net income decreased $771,000, or 3.5%, to $21.0 million for the three months ended June 30, 2024, from $21.8 million for the three months ended June 30, 2023. On a diluted EPS basis, we reported $0.67 per share for the three months ended June 30, 2024, compared to $0.70 per share for the three months ended June 30, 2023. For the six months ended June 30, 2024, we reported $1.40 diluted EPS per share compared to $1.49 for the six months ended June 30, 2023.
The quarter and the six months ended June 30, 2024, was impacted by certain questioned activity involving a former banker which was explained in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies. These items negatively impacted our diluted EPS by $0.25 for the quarter and $0.26 for the six months ended June 30, 2024.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended June 30, 2024, was $73.9 million, a decrease of $1.4 million, or 1.9%, compared to the three months ended June 30, 2023. The decrease was primarily due to an increase in our total interest expense of $10.9 million, while total interest income increased by $9.5 million during the three months ended June 30, 2024, compared to three months ended June 30, 2023.
Interest expense on interest-bearing deposits increased by $18.9 million, with $14.7 million of the increase driven by higher interest rates during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in interest expense was partially offset by a decrease of $7.4 million due to lower average FHLB advances and other borrowings during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as a result of a strategic decision to sell available for sale securities to pay down borrowings and fund loan growth during the intervening periods.
Interest income earned on LHFI increased by $14.4 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, with $7.9 million of the increase attributed to higher yields and $6.6 million due to higher average LHFI balances. Interest income earned on LHFI during the three months ended June 30, 2024, increased in substantially all loan categories when compared to the three months ended June 30, 2023. Interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit contributed $10.0 million, $2.7 million and $1.7 million, respectively, when compared to the three months ended June 30, 2023. Increases in interest rates drove $5.2 million, $1.4 million and $1.1 million of the increase in interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit, and increases in average loan balances drove $4.8 million and $1.3 million of the increase in interest income earned on real estate loans and commercial and industrial loans for the comparable periods, respectively.
Additionally, partially offsetting the decrease in interest expense due to lower average FHLB advances and other borrowings mentioned above, lower average interest-bearing deposits in banks and average investment securities balances during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, led to a decrease of $5.3 million in interest income, primarily as a result of the strategic decisions of holding excess cash for contingency liquidity during the majority of three months ended June 30, 2023, and selling available for sale securities to pay down borrowings and fund loan growth during the intervening periods.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The federal funds target rate range was last changed on July 26, 2023, to 5.25% to 5.50%. In July 2024, the Federal Reserve left the current fed funds rate unchanged at a 23-year high for the eighth consecutive meeting. As we navigate through stabilizing rate conditions, our strategic focus continues to align with offering attractive returns to our depositors while closely monitoring economic indicators and federal funds rate projections for informed decision-making.

Recently, we identified certain questioned activity involving a single banker in our East Texas market. The activity involved the banker, who has since been terminated, facilitating advances in and among certain customer loans and accounts that, in one or more instances, may not have been appropriately documented. In an effort to better understand and measure the extent of the activity, we have been working with our customers impacted by the activity in order to identify the amounts that may be owed to us, as well as the amounts that may be owed by us. During the quarter, several of the relationships impacted by the activity were placed on non-accrual, resulting in a reversal of $1.2 million of accrued interest which negatively impacted the fully tax equivalent net interest margin (“NIM-FTE”) by five basis points. Our investigation into the questioned activity and impact on our financial statements remains ongoing.
The NIM-FTE was 3.17% for the three months ended June 30, 2024, a one basis point increase from 3.16% for the three months ended June 30, 2023. There was no impact to the NIM-FTE as a result of purchase accounting accretion income due to the BT Holdings, Inc. (“BTH”) merger for the three months ended June 30, 2024, compared to two basis points for the three months ended June 30, 2023. The primary driver of this margin compression was a 68 basis point increase in the rate paid on interest-bearing liabilities to 3.98% from 3.30% over the same period, compared to just a 54 basis point increase in the yield earned on interest-earning assets to 6.04% from 5.50%. However, as discussed above, had we not experienced the reversal of the $1.2 million of accrued interest during the current quarter, our NIM-FTE would have been 3.22%, reflecting a six basis point increase compared to the three months ended June 30, 2023.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,497,490	$36,675	5.91%	$2,406,625	$33,369	5.56%
Construction/land/land development	1,058,972	18,376	6.98	972,032	16,227	6.70
Residential real estate	1,787,829	24,351	5.48	1,615,211	19,775	4.91
Commercial and industrial	2,128,486	41,669	7.87	2,059,285	38,967	7.59
Mortgage warehouse lines of credit	430,885	8,109	7.57	396,348	6,415	6.49
Consumer	22,396	449	8.06	24,812	449	7.26
LHFI	7,926,058	129,629	6.58	7,474,313	115,202	6.18
Loans held for sale	14,702	250	6.84	22,504	240	4.28
Loans receivable	7,940,760	129,879	6.58	7,496,817	115,442	6.18
Investment securities-taxable	1,046,301	6,606	2.54	1,371,361	8,303	2.43
Investment securities-non-taxable	143,232	893	2.51	220,345	1,283	2.33
Non-marketable equity securities held in other financial institutions	56,270	913	6.53	79,143	1,167	5.92
Interest-bearing deposits in banks	254,627	3,503	5.53	476,555	6,119	5.15
Total interest-earning assets	9,441,190	141,794	6.04	9,644,221	132,314	5.50
Noninterest-earning assets	567,035			546,135
Total assets	$10,008,225			$10,190,356

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,130,224	$48,438	3.80%	$4,740,963	$34,279	2.90%
Time deposits	1,534,679	17,031	4.46	1,378,659	12,251	3.56
Total interest-bearing deposits	6,664,903	65,469	3.95	6,119,622	46,530	3.05
FHLB advances & other borrowings	41,666	514	4.96	606,148	7,951	5.26
Subordinated indebtedness	159,973	1,921	4.83	200,160	2,542	5.09
Total interest-bearing liabilities	6,866,542	67,904	3.98	6,925,930	57,023	3.30
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,894,141			2,139,973
Other liabilities	163,273			127,630
Total liabilities	8,923,956			9,193,533
Stockholders’ Equity	1,084,269			996,823
Total liabilities and stockholders’ equity	$10,008,225			$10,190,356
Net interest spread			2.06%			2.20%
Net interest income and margin		$73,890	3.15		$75,291	3.13
Net interest income and margin - (tax equivalent)(2)		$74,432	3.17		$75,936	3.16
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

	Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$1,260	$2,046	$3,306
Construction/land/land development	1,451	698	2,149
Residential real estate	2,113	2,463	4,576
Commercial and industrial	1,309	1,393	2,702
Mortgage warehouse lines of credit	559	1,135	1,694
Consumer	(44)	44	—
Loans held for sale	(83)	93	10
Loans receivable	6,565	7,872	14,437
Investment securities-taxable	(1,968)	271	(1,697)
Investment securities-non-taxable	(447)	57	(390)
Non-marketable equity securities held in other financial institutions	(338)	84	(254)
Interest-bearing deposits in banks	(2,850)	234	(2,616)
Total interest-earning assets	962	8,518	9,480
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	2,815	11,344	14,159
Time deposits	1,386	3,394	4,780
Federal funds purchased	—	—	—
FHLB advances & other borrowings	(7,404)	(33)	(7,437)
Subordinated indebtedness	(510)	(111)	(621)
Total interest-bearing liabilities	(3,713)	14,594	10,881
Net interest income	$4,675	$(6,076)	$(1,401)
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

The primary increases in our past dues, level of classified, and nonperforming loans for the current quarter resulted from certain questioned activity involving a single banker in our East Texas market. As mentioned previously, in an effort to better understand and measure the extent of the activity, we have been working with our impacted customers in order to identify the amounts that may be owed to us, as well as the amounts that may be owed by us. One of the relationships impacted by this activity filed a lawsuit against the Bank. While this relationship has chosen to file a lawsuit, other relationships have continued to work with us, with certain relationships acknowledging amounts owed and either paying the amounts in full or entering into short-term agreements for repayment. Additionally, we have notified our insurance providers of anticipated claims resulting from this activity, but there is no consideration in this quarter’s financial results of any potential insurance recoveries. We are working with a third party forensic accounting team to confirm the Bank’s identification and reconciliation of the activity, and also assist in evaluating any additional impact from the questioned activity. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position. Our investigation into the questioned activity and impact on our financial statements remains ongoing.
Total provision expense increased by $925,000, to $5.2 million for the three months ended June 30, 2024, from $4.3 million for the three months ended June 30, 2023, with $1.2 million attributed to an increase in provision expense for loan credit losses, offset by a $325,000 net benefit provision for off-balance sheet items. The net increase in the provision expense for loan credit losses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by a $4.1 million provision on impacted relationships mentioned in the Net Interest Income and Net Interest Margin section above, and a $3.2 million provision related to the questioned activity involving the former East Texas banker.
Had we not experienced the combined $7.3 million impact of the increases in the provision for loan credit losses during the three months ended June 30, 2024, due to the questioned activity above, the provision for loan credit losses benefit would have been $1.9 million, reflecting a $6.2 million decrease compared to the three months ended June 30, 2023. The decrease was due to our successful efforts in refining our client selection process. We have moved several credit relationships out of the Bank that were not aligned with our strategic goals, which process released related reserves.
Net charge-offs increased to $2.9 million for the three months ended June 30, 2024, from $1.9 million for the three months ended June 30, 2023, primarily due to an increase of $1.3 million in net charge-offs on commercial and industrial loans. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 133.05% at June 30, 2024, compared to 280.74% at June 30, 2023, primarily driven by an increase of $42.2 million in our nonperforming LHFI compared to June 30, 2023, with $33.0 million of the increase primarily driven by five loan relationships, related to or impacted by, the questioned loan activity described above. Net charge-offs to total average LHFI (annualized) increased to 0.15% for the three months ended June 30, 2024, from 0.10% for the three months ended June 30, 2023.
Noninterest Income
Our primary sources of recurring noninterest income are insurance commission and fee income, service charges and fees, other fee income, and mortgage banking revenue.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,
Noninterest income:	2024	2023	$ Change	% Change
Insurance commission and fee income	$6,665	$6,185	$480	7.8%
Service charges and fees	4,862	4,722	140	3.0
Other fee income	2,404	1,990	414	20.8
Mortgage banking revenue	1,878	1,402	476	34.0
Swap fee income	44	331	(287)	(86.7)
Change in fair value of equity investments	5,188	—	5,188	N/M
Other income	1,424	1,006	418	41.6
Total noninterest income	$22,465	$15,636	$6,829	43.7

____________________________ N/M = Not meaningful.

Noninterest income for the three months ended June 30, 2024, increased by $6.8 million, or 43.7%, to $22.5 million, compared to $15.6 million for the three months ended June 30, 2023, primarily due to an increase of $5.2 million in change in fair value of equity investments. The remaining increase was attributed to a broad range of small increases across various noninterest income categories that were not individually significant.
Change in fair value of equity investments. The increase in change in fair value of equity investments was primarily due to a $5.2 million positive valuation adjustment on a non-marketable equity security during the three months ended June 30, 2024, with no comparable amount realized during the three months ended June 30, 2023.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,
Noninterest expense:	2024	2023	$ Change	% Change
Salaries and employee benefits	$38,109	$34,533	$3,576	10.4%
Occupancy and equipment, net	7,009	6,578	431	6.6
Data processing	3,468	2,837	631	22.2
Office and operations	3,072	2,716	356	13.1
Intangible asset amortization	2,137	2,552	(415)	(16.3)
Regulatory assessments	1,842	1,732	110	6.4
Advertising and marketing	1,328	1,469	(141)	(9.6)
Professional services	1,303	1,557	(254)	(16.3)
Loan-related expenses	1,077	1,256	(179)	(14.3)
Electronic banking	1,238	1,216	22	1.8
Franchise tax expense	815	897	(82)	(9.1)
Other expenses	2,990	1,544	1,446	93.7
Total noninterest expense	$64,388	$58,887	$5,501	9.3
Noninterest expense for the three months ended June 30, 2024, increased by $5.5 million, or 9.3%, to $64.4 million, compared to $58.9 million for the three months ended June 30, 2023, primarily due to increases of $3.6 million and $1.4 million in salaries and employee benefits and other noninterest expense, respectively.
Salaries and employee benefits. The $3.6 million increase in salaries and employee benefits expenses was primarily driven by increases of $2.4 million and $739,000, in salary, including deferred loan origination personnel costs, and incentive compensation bonus, respectively. The increase in salary expense was mainly attributed to raises given as a result of our annual salary reviews in March 2024, combined with an increase of 36 full-time equivalent employees to 1,053 at June 30, 2024, from 1,017 at June 30, 2023. The increase in incentive compensation bonus was mainly due to an accrual expense reduction during the three months ended June 30, 2023, with no similar adjustment in the three months ended June 30, 2024 resulting in a higher reported bonus expense.
Professional services. Due primarily to the aforementioned questioned activity discussed in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies, we expect professional fees will be elevated for the remainder of the 2024 fiscal year.
Other noninterest expenses. The increase in other noninterest expense resulted from recognizing a contingent liability associated with the previously discussed questioned activity involving a single banker in one of our East Texas markets totaling approximately $1.2 million.
Income Tax Expense
For the three months ended June 30, 2024, we recognized income tax expense of $5.7 million, compared to $6.0 million for the three months ended June 30, 2023. The effective tax rate for both the three months ended June 30, 2024 and the three months ended June 30, 2023 was 21.5%.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

Net Interest Income and Net Interest Margin
Net interest income for the six months ended June 30, 2024, was $147.2 million, a decrease of $5.2 million, or 3.4%, compared to the six months ended June 30, 2023. The decrease was primarily due to an increase in our total interest expense of $33.3 million, while total interest income increased by $28.0 million, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Interest expense on interest-bearing deposits increased by $47.2 million, with $36.4 million of the increase driven by higher interest rates during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in interest expense was partially offset by a decrease of $12.7 million due to lower average FHLB advances and other borrowings during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as a result of a strategic decision to sell available for sale securities to pay down borrowings and fund loan growth during the intervening period.
Interest income earned on LHFI during the six months ended June 30, 2024, increased in substantially all loan categories when compared to the six months ended June 30, 2023. Interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit contributed $24.3 million, $6.5 million and $4.5 million, respectively, of the $35.2 million total increase in interest income earned on LHFI when compared to the six months ended June 30, 2023. Increases in interest rates and average balances drove $13.1 million and $11.2 million, respectively, of the total increase in interest income earned on real estate loans and increases in interest rates drove $4.2 million and $2.5 million of the increase in interest income earned on commercial and industrial loans and mortgage warehouse lines of credit for the comparable periods, respectively.
Additionally, lower average balances in investment securities and interest-bearing deposits in banks during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, led to a decrease of $8.2 million in interest income, as a result of the strategic decisions of selling available for sale securities to pay down borrowings and fund loan growth during the intervening period and holding excess cash for contingency liquidity during the six months ended June 30, 2023.
The NIM-FTE was 3.18% for the six months ended June 30, 2024, an 11 basis point decrease from 3.29% for the six months ended June 30, 2023. There was no impact to the NIM-FTE as a result of purchase accounting accretion income due to the BTH merger for the six months ended June 30, 2024, compared to four basis points for the six months ended June 30, 2023. The primary driver of this margin compression was an 88 basis point increase in the rate paid on interest-bearing liabilities to 3.93% from 3.05% over the same period, compared to just a 60 basis point increase in the yield earned on interest-earning assets to 6.01% from 5.41%. However, as discussed previously in the Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023, Net Interest Income and Net Interest Margin section above, the reversal of $1.2 million of accrued interest associated with the impact of the questioned activity drove a three basis point decline in the NIM-FTE. Had we not experienced the reversal of the $1.2 million of accrued interest during the six months ended June 30, 2024, our NIM-FTE would have been 3.21%, reflecting an eight basis point decrease compared to the six months ended June 30, 2023.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,467,983	$72,078	5.87%	$2,374,762	$64,407	5.47%
Construction/land/land development	1,094,664	38,759	7.12	973,465	31,815	6.59
Residential real estate	1,763,467	47,687	5.44	1,567,533	37,960	4.88
Commercial and industrial	2,124,994	83,294	7.88	2,064,791	76,843	7.50
Mortgage warehouse lines of credit	368,566	13,892	7.58	305,280	9,424	6.23
Consumer	22,857	917	8.07	25,411	969	7.69
LHFI	7,842,531	256,627	6.58	7,311,242	221,418	6.11
Loans held for sale	13,804	438	6.38	24,312	520	4.31
Loans receivable	7,856,335	257,065	6.58	7,335,554	221,938	6.10
Investment securities-taxable	1,070,891	13,455	2.53	1,383,541	16,464	2.40
Investment securities-non-taxable	145,654	1,803	2.49	229,196	2,693	2.37
Non-marketable equity securities held in other financial institutions	57,362	1,461	5.12	75,138	1,820	4.89
Interest-bearing deposits in banks	247,529	6,711	5.45	389,161	9,540	4.94
Total interest-earning assets	9,377,771	280,495	6.01	9,412,590	252,455	5.41
Noninterest-earning assets	556,959			575,513
Total assets	$9,934,730			$9,988,103

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,069,670	$94,355	3.74%	$4,694,936	$62,632	2.69%
Time deposits	1,549,335	33,956	4.41	1,178,892	18,455	3.16
Total interest-bearing deposits	6,619,005	128,311	3.90	5,873,828	81,087	2.78
FHLB advances & other borrowings	41,975	1,032	4.94	532,224	13,831	5.24
Subordinated indebtedness	162,613	3,939	4.87	200,980	5,099	5.12
Total interest-bearing liabilities	6,823,593	133,282	3.93	6,607,032	100,017	3.05
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,880,319			2,265,378
Other liabilities	157,331			129,202
Total liabilities	8,861,243			9,001,612
Stockholders’ Equity	1,073,487			986,491
Total liabilities and stockholders’ equity	$9,934,730			$9,988,103
Net interest spread			2.08%			2.36%
Net interest income and margin		$147,213	3.16		$152,438	3.27
Net interest income and margin - (tax equivalent)(2)		$148,301	3.18		$153,762	3.29
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

	Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$2,528	$5,143	$7,671
Construction/land/land development	3,961	2,983	6,944
Residential real estate	4,745	4,982	9,727
Commercial and industrial	2,241	4,210	6,451
Mortgage warehouse lines of credit	1,954	2,514	4,468
Consumer	(97)	45	(52)
Loans held for sale	(225)	143	(82)
Loans receivable	15,107	20,020	35,127
Investment securities-taxable	(3,721)	712	(3,009)
Investment securities-non-taxable	(982)	92	(890)
Non-marketable equity securities held in other financial institutions	(431)	72	(359)
Interest-bearing deposits in banks	(3,472)	643	(2,829)
Total interest-earning assets	6,501	21,539	28,040
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	4,999	26,724	31,723
Time deposits	5,799	9,702	15,501
FHLB advances & other borrowings	(12,740)	(59)	(12,799)
Subordinated indebtedness	(973)	(187)	(1,160)
Total interest-bearing liabilities	(2,915)	36,180	33,265
Net interest income	$9,416	$(14,641)	$(5,225)

Provision for Credit Losses
We recorded a provision expense of $8.2 million for the six months ended June 30, 2024, a $2.3 million decrease from $10.5 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $1.3 million and $897,000 in provision for off-balance sheet items and provision for loan credit losses, respectively. The decrease in the provision for off-balance sheet items was mainly due to lower funding commitment balances at June 30, 2024, compared to June 30, 2023. The decrease in provision for loan credit losses was primarily due to a $4.8 million decrease in provision for loans collectively evaluated, partially offset by an increase of $2.3 million in the provision due to higher net charge-offs and an increase of $1.6 million in the provision for loans individually evaluated.
Had we not experienced the combined $7.3 million impact of the provision increases during the six months ended June 30, 2024, due to the questioned activity previously discussed, the provision expense would have been $2.2 million, reflecting an $8.2 million decrease compared to the six months ended June 30, 2023. The decrease was due to our successful efforts in refining our client selection process. We have moved several credit relationships out of the Bank that were not aligned with our strategic goals, which process is reflected in lower general reserves during the current period when compared to the six months ended June 30, 2023.
Net charge-offs were $5.5 million during the six months ended June 30, 2024, compared to $3.2 million during the six months ended June 30, 2023. The increase was mainly driven by an increase of $2.1 million in net charge-offs on commercial and industrial loans. The ALCL to nonperforming LHFI was 133.05% at June 30, 2024, compared to 280.74% at June 30, 2023, primarily driven by an increase of $42.2 million in our nonperforming LHFI compared to June 30, 2023, with $33.0 million of the increase primarily driven by five loan relationships, related to or impacted by, the questioned loan activity described previously.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,
Noninterest income:	2024	2023	$ Change	% Change
Insurance commission and fee income	$14,390	$13,196	$1,194	9.0%
Service charges and fees	9,550	9,293	257	2.8
Other fee income	4,651	3,964	687	17.3
Mortgage banking revenue	4,276	3,183	1,093	34.3
Swap fee income	101	715	(614)	(85.9)
(Loss) gain on sales of securities, net	(403)	144	(547)	N/M
Change in fair value of equity investments	5,188	—	5,188	N/M
Other income	1,967	1,525	442	29.0
Total noninterest income	$39,720	$32,020	$7,700	24.0

____________________________ N/M = Not meaningful.
Noninterest income for the six months ended June 30, 2024, increased by $7.7 million, or 24.0%, to $39.7 million, compared to $32.0 million for the six months ended June 30, 2023. The increase was primarily due to increases of $5.2 million, $1.2 million and $1.1 million in the change in fair value of equity investments, insurance commission and fee income and mortgage banking revenue, respectively.
Change in fair value of equity investments. The increase in change in fair value of equity investments was primarily due to a $5.2 million positive valuation adjustment on a non-marketable equity security during the six months ended June 30, 2024, with no comparable amount realized during the six months ended June 30, 2023.
Insurance commission and fee income. The $1.2 million increase in insurance commission and fee income was mainly due to increases in both direct bill commission and contingency income. The increase in direct bill commission was mainly driven by higher commissions from property and casualty insurance. The increase in contingency income was mainly due to new commercial accounts combined with lower claims for catastrophic events experienced by our insurance agency counterparties during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Mortgage banking revenue. The $1.1 million increase in mortgage banking revenue compared to the six months ended June 30, 2023, was primarily due to changes in the mix of our mortgage banking revenue due to the sale of substantially all our MSR assets, combined with the $410,000 gain on sale of MSR, during the six months ended June 30, 2024.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
Noninterest expense:	2024	2023	$ Change	% Change
Salaries and employee benefits	$73,927	$68,264	$5,663	8.3%
Occupancy and equipment, net	13,654	13,081	573	4.4
Data processing	6,613	5,753	860	14.9
Office and operations	5,574	5,019	555	11.1
Intangible asset amortization	4,274	5,105	(831)	(16.3)
Regulatory assessments	3,576	2,683	893	33.3
Advertising and marketing	2,772	2,925	(153)	(5.2)
Professional services	2,534	3,082	(548)	(17.8)
Loan-related expenses	1,982	2,721	(739)	(27.2)
Electronic banking	2,477	2,225	252	11.3
Franchise tax expense	1,292	1,872	(580)	(31.0)
Other expenses	4,420	2,917	1,503	51.5
Total noninterest expense	$123,095	$115,647	$7,448	6.4
____________________________
N/M = Not meaningful.
N/A = Not applicable.
Noninterest expense for the six months ended June 30, 2024, increased by $7.4 million, or 6.4%, to $123.1 million, compared to $115.6 million for the six months ended June 30, 2023, primarily due to increases of $5.7 million and $1.5 million in salaries and employee benefits and other noninterest expense, respectively.
Salaries and employee benefits. The $5.7 million increase in salaries and employee benefits expenses was primarily driven by increases of $3.8 million and $1.2 million, and $576,000 in salary, stock incentive compensation, and medical self-insurance expenses, respectively. The increase in salary expense was mainly attributed to raises given as a result of our annual salary reviews in March 2024 and March 2023, combined with an increase of 36 full-time equivalent employees to 1,053 at June 30, 2024, from 1,017 at June 30, 2023. The increase in stock incentive compensation expense was primarily attributed to an update in performance assumptions and new awards granted during the six months ended June 30, 2024.
Other noninterest expenses. The increase in other noninterest expense resulted from recognizing a contingent liability associated with certain questioned activity involving a single banker in one of our East Texas markets totaling approximately $1.2 million.
Income Tax Expense
For the six months ended June 30, 2024, we recognized income tax expense of $12.0 million, compared to $12.2 million for the six months ended June 30, 2023. Our effective tax rate was 21.5% for the six months ended June 30, 2024, compared to 21.0% for the six months ended June 30, 2023.

Comparison of Financial Condition at June 30, 2024, and December 31, 2023
General
Total assets increased by $224.6 million, or 2.3%, to $9.95 billion at June 30, 2024, from $9.72 billion at December 31, 2023. The increase in total assets is primarily due to an increase of $298.2 million, or 3.9%, in our loans held for investment (“LHFI”). LHFI were $7.96 billion at June 30, 2024, compared to $7.66 billion at December 31, 2023. Also contributing to the increase was a $23.3 million increase, or 12.6%, in accrued interest receivable and other assets reflecting a balance of $208.6 million at June 30, 2024, compared to $185.3 million at December 31, 2023. These increases were partially offset by decreases of $93.6 million and $15.6 million in available for sale securities and mortgage servicing rights, respectively. Available for sale securities and mortgage servicing rights were $1.16 billion and zero at June 30, 2024, respectively, compared to $1.25 billion and $15.6 million at December 31, 2023, respectively.
Total deposits increased by $259.7 million, or 3.1%, to $8.51 billion at June 30, 2024, from $8.25 billion at December 31, 2023, primarily due to increases of $191.8 million and $114.6 million in brokered deposits and money market deposits, respectively. These increases were partially offset by a decrease of $67.2 million in interest-bearing demand deposits. The increase in total deposits was partially offset by decreases in Federal Home Loan Bank advances, repurchase obligations and other borrowings of $42.9 million, or 51.3%, to $40.7 million at June 30, 2024, from $83.6 million at December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At June 30, 2024, 76.8% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 77.1% at December 31, 2023.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2024		December 31, 2023		2024 vs. 2023
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,523,002	31.6%	$2,442,734	31.9%	$80,268	3.3%
Construction/land/land development	1,017,389	12.8	1,070,225	14.0	(52,836)	(4.9)
Residential real estate	1,819,229	22.9	1,734,935	22.6	84,294	4.9
Total real estate	5,359,620	67.3	5,247,894	68.5	111,726	2.1
Commercial and industrial	2,070,947	26.0	2,059,460	26.9	11,487	0.6
Mortgage warehouse lines of credit	506,505	6.4	329,966	4.3	176,539	53.5
Consumer	22,099	0.3	23,624	0.3	(1,525)	(6.5)
Total LHFI	$7,959,171	100.0%	$7,660,944	100.0%	$298,227	3.9
______________________
(1)Includes owner-occupied CRE of $959.9 million and $953.8 million at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, total LHFI were $7.96 billion, an increase of $298.2 million, or 3.9%, compared to $7.66 billion at December 31, 2023. The increase was primarily driven by loan growth of $176.5 million, $84.3 million and $80.3 million in mortgage warehouse lines of credit loans, residential real estate, and CRE, respectively. Total LHFI at June 30, 2024, excluding mortgage warehouse lines of credit, were $7.45 billion, reflecting an increase of $121.7 million, or 1.7%, compared to December 31, 2023.

A significant portion, 31.6%, of our LHFI portfolio at June 30, 2024, consisted of CRE loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the CRE loan portfolio, by portfolio industry sector and collateral location as of June 30, 2024.

	June 30, 2024
(Dollars in thousands)	Louisiana State	Mississippi State	Texas State	All other states	Total
Non-owner occupied CRE:
Office building	$21,364	$47,170	$284,304	$20,950	$373,788
Retail shopping	46,650	42,974	253,787	103,580	446,991
Real estate & construction	35,337	5,016	163,967	66,555	270,875
Healthcare	47,042	5,811	93,600	27,538	173,991
Hotels	51,648	36,123	5,809	9,489	103,069
All other sectors	13,294	9,533	135,661	35,950	194,438
Total non-owner occupied CRE	215,335	146,627	937,128	264,062	1,563,152
Owner-occupied CRE:
Real estate & construction	44,611	20,769	181,087	13,711	260,178
Retail shopping	15,683	834	119,575	1,850	137,942
Consumer Services	22,765	4,661	43,116	—	70,542
Entertainment & Recreation	21,942	10,415	37,599	—	69,956
All other sectors	114,012	24,151	219,377	63,692	421,232
Total owner-occupied CRE	219,013	60,830	600,754	79,253	959,850
Total CRE loans	$434,348	$207,457	$1,537,882	$343,315	$2,523,002

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2024. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	June 30, 2024
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$323,611	$1,719,425	$462,364	$17,602	$2,523,002
Construction/land/land development	294,551	640,353	50,102	32,383	1,017,389
Residential real estate	141,649	761,513	91,130	824,937	1,819,229
Total real estate	759,811	3,121,291	603,596	874,922	5,359,620
Commercial and industrial	860,617	1,117,589	92,612	129	2,070,947
Mortgage warehouse lines of credit	506,505	—	—	—	506,505
Consumer	7,234	13,783	592	490	22,099
Total LHFI	$2,134,167	$4,252,663	$696,800	$875,541	$7,959,171

Amounts with fixed rates	$432,232	$2,340,138	$386,580	$167,852	$3,326,802
Amounts with variable rates	1,701,935	1,912,525	310,220	707,689	4,632,369
Total	$2,134,167	$4,252,663	$696,800	$875,541	$7,959,171
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $28.1 million of unpaid principal balance PCD loans at June 30, 2024, and $34.8 million of unpaid principal balance PCD loans at December 31, 2023.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	June 30, 2024	December 31, 2023
Commercial real estate	$2,196	$786
Construction/land/land development	26,336	305
Residential real estate	13,493	13,037
Commercial and industrial	33,608	15,897
Consumer	179	90
Total nonperforming LHFI	75,812	30,115
Other real estate owned:
Commercial real estate, construction/land/land development	4,923	3,068
Residential real estate	1,904	846
Total other real estate owned	6,827	3,914
Other repossessed assets owned	—	15
Total repossessed assets owned	6,827	3,929
Total nonperforming assets	$82,639	$34,044
Total LHFI	$7,959,171	$7,660,944
Ratio of nonperforming LHFI to total LHFI	0.95%	0.39%
Ratio of nonperforming assets to total assets	0.83	0.35
While we continue to experience normalization of our credit metrics within our loan portfolio, the primary increases in our past dues, level of classified, and nonperforming loans for the current quarter resulted from certain questioned activity involving a single banker in our East Texas market. As mentioned previously, in an effort to better understand and measure the extent of the activity, we have been working with our impacted customers in order to identify the amounts that may be owed to us, as well as the amounts that may be owed by us. One of the relationships impacted by this activity filed a lawsuit against the Bank. While this relationship has chosen to file a lawsuit, other relationships have continued to work with us, with certain relationships acknowledging amounts owed and either paying the amounts in full or entering into short-term agreements for repayment. Additionally, we have notified our insurance providers of anticipated claims resulting from this activity, but there is no consideration in this quarter’s financial results of any potential insurance recoveries. Our investigation remains ongoing, and we are also working with an outside forensic accounting firm to confirm the Bank’s identification and reconciliation of the activity. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position.
Nonperforming LHFI increased $45.7 million at June 30, 2024, compared to December 31, 2023, and nonperforming LHFI to LHFI increased to 0.95% compared to 0.39%. The $45.7 million increase in non-performing loans was primarily driven by $33.0 million, or five loan relationships, related to the questioned loan activity mentioned above. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2024, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at June 30, 2024. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The ALCL to nonperforming LHFI decreased to 133.05% at June 30, 2024, compared to 321.66% at December 31, 2023, primarily driven by an increase of $45.7 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, offset by an increase of $4.0 million in the ALCL during the six months ended June 30, 2024.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
ALCL	2024	2023	2023
Balance at beginning of period	$96,868	$87,161	$87,161
Provision for loan credit losses	9,525	10,422	17,514
Charge-offs:
Commercial real estate	480	42	42
Residential real estate	—	27	27
Commercial and industrial	9,849	4,883	11,833
Consumer	60	92	147
Total charge-offs	10,389	5,044	12,049
Recoveries:
Commercial real estate	297	85	140
Construction/land/land development	—	—	3
Residential real estate	8	10	17
Commercial and industrial	4,548	1,712	4,068
Consumer	8	7	14
Total recoveries	4,861	1,814	4,242
Net charge-offs	5,528	3,230	7,807
Balance at end of period	$100,865	$94,353	$96,868
Ratio of allowance for loan credit losses to:
Nonperforming LHFI	133.05%	280.74%	321.66%
LHFI	1.27	1.24	1.26
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	58.04	30.99	44.58
ALCL	11.02	6.90	8.06
Average LHFI	0.14	0.09	0.10

Securities
Our securities portfolio totaled $1.18 billion at June 30, 2024, representing a decrease of $93.9 million, or 7.4%, from $1.27 billion at December 31, 2023. The decrease was primarily due to sales, maturities and calls, as well as normal principal paydowns during the six months ended June 30, 2024.
Our available for sale portfolio totaled $1.16 billion at June 30, 2024, and represented 98.5% of our total security portfolio and is comprised of 48.4% mortgage-backed, 23.6% municipal, 14.4% collateralized mortgage obligations, 9.8% corporate/asset-backed securities and 3.8% treasury/agency. Our available for sale portfolio totaled $1.25 billion at December 31, 2023, and represented 98.6% of our total security portfolio and is comprised of 47.8% mortgage-backed, 22.5% municipal, 13.2% collateralized mortgage obligations, 10.1% corporate/asset-backed securities and 6.4% treasury/agency.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.28 years at June 30, 2024 and December 31, 2023. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased at June 30, 2024, compared to December 31, 2023, primarily due to increases of $191.8 million, $114.6 million and $54.7 million in brokered time deposits, money market deposits and time deposits, respectively, and partially offset by decreases of $53.0 million and $67.2 million in noninterest-bearing demand and interest-bearing demand, respectively. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,866,622	21.9%	$1,919,638	23.3%	$(53,016)	(2.8)%
Money market	2,887,393	33.9	2,772,807	33.6	114,586	4.1
Interest-bearing demand	1,808,637	21.3	1,875,864	22.7	(67,227)	(3.6)
Time deposits	1,022,589	12.0	967,901	11.7	54,688	5.7
Brokered deposits(1)	636,814	7.5	444,989	5.4	191,825	43.1
Savings	288,787	3.4	269,926	3.3	18,861	7.0
Total deposits	$8,510,842	100.0%	$8,251,125	100.0%	$259,717	3.1
______________________
(1)At June 30, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $536.5 million and $100.3 million, respectively. At December 31, 2023, brokered deposits included brokered time deposits of $445.0 million.

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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,851,906	$31,267	3.40%	$1,816,621	$21,799	2.42%
Money market	2,892,618	59,721	4.15	2,578,728	39,705	3.10
Time deposits	1,008,976	19,571	3.90	869,471	11,007	2.55
Brokered deposits(1)	581,579	15,497	5.36	309,421	7,448	4.85
Savings	283,926	2,255	1.60	299,587	1,128	0.76
Total interest-bearing	6,619,005	128,311	3.90	5,873,828	81,087	2.78
Noninterest-bearing demand	1,880,319	—		2,265,378	—
Total average deposits	$8,499,324	$128,311	3.04	$8,139,206	$81,087	2.01
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $540.4 million and $41.2 million, respectively, for the six months ended June 30, 2024. Average brokered deposits included average brokered time deposits of $309.4 million for the six months ended June 30, 2023.

Our average deposit balance was $8.50 billion for the six months ended June 30, 2024, an increase of $360.1 million, or 4.4%, from $8.14 billion for the six months ended June 30, 2023. The average annualized rate paid on our interest-bearing deposits for the six months ended June 30, 2024, was 3.90%, compared to 2.78% for the six months ended June 30, 2023.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 2022, when the Federal Reserve Board started a series of eleven federal funds target range rate increases cumulating in a 525 basis point increase to the current target range of 5.25% to 5.50%.
Average noninterest-bearing deposits during the six months ended June 30, 2024, were $1.88 billion, compared to $2.27 billion at June 30, 2023, a decrease of $385.1 million, or 17.0%, and represented 22.1% and 27.8% of average total deposits for the six months ended June 30, 2024 and 2023, respectively. Noninterest-bearing deposits are impacted by the higher interest rate environment, as customers have been moving out of noninterest-bearing deposit balances into higher interest-earning investments, however, this trend has been slowing as rates begin to stabilize.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Short-term FHLB advances	$30,000	$70,000
Long-term FHLB advances	6,337	6,474
Overnight repurchase agreements with depositors	4,400	7,124
Total FHLB advances and other borrowings	$40,737	$83,598
Subordinated indebtedness, net	$159,779	$194,279

At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the six months ended June 30, 2024.

At June 30, 2024 and December 31, 2023, we were eligible to borrow an additional $2.06 billion and $2.01 billion, respectively, from the FHLB.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Available cash balances at the holding company (unconsolidated)	$37,924	$87,698
Cash and liquid securities as a percentage of total assets	10.1%	10.9%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2024, or December 31, 2023. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at June 30, 2024, we had the ability to borrow $1.37 billion from the discount window at the Federal Reserve Bank of Dallas (“FRB”), with $1.61 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at June 30, 2024, or December 31, 2023.
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
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2024	$1,062,905
Net income	43,621
Other comprehensive loss, net of tax	(6,161)
Dividends declared - common stock ($0.30 per share)	(9,455)
Stock compensation, net	4,984
Balance at June 30, 2024	$1,095,894
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.

Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2024 and December 31, 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	June 30, 2024		December 31, 2023
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,055,186	12.15%	$1,012,916	11.83%
Tier 1 capital (to risk-weighted assets)	1,071,045	12.33	1,028,729	12.01
Total capital (to risk-weighted assets)	1,317,398	15.16	1,286,604	15.02
Tier 1 capital (to average total consolidated assets)	1,071,045	10.70	1,028,729	10.50

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,049,556	12.16%	$1,019,732	11.95%
Tier 1 capital (to risk-weighted assets)	1,049,556	12.16	1,019,732	11.95
Total capital (to risk-weighted assets)	1,221,862	14.15	1,188,000	13.92
Tier 1 capital (to average total consolidated assets)	1,049,556	10.53	1,019,732	10.45
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our financial management policy provides management with guidelines for effective funds management, and we have established a measurement system for monitoring the net interest rate sensitivity position.
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

	June 30, 2024
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	10.4%	(15.4)%
+300	7.9	(11.7)
+200	5.3	(7.8)
+100	2.8	(3.8)
Base
-100	(3.4)	3.7
-200	(5.4)	7.4
-300	(7.3)	11.5
-400	(8.0)	16.3
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
Economic conditions and growth prospects have been impacted by inflation and recessionary concerns, although inflation has decreased meaningfully over the past two years. Increased interest rates and building costs have caused slowing in the single family housing market. Furthermore, worker shortages especially in the restaurant, hospitality and retail industries, combined with supply chain disruptions impacting numerous industries, and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and prolonged higher interest rates could have a negative impact on both our consumer and commercial borrowers.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. The federal funds target rate range has increased 525 basis points starting with the Federal Reserve Board’s first rate increase in 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits. During the six months ended June 30, 2024, the Federal Reserve held the rate steady but has indicated it may cut interest rates in 2024. If the federal funds rate remains elevated or increases further and the yield curve remains inverted, it may continue to negatively impact our net interest income.
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, we continually evaluate and seek to enhance our internal controls over financial reporting, and in this regard, we expect to make, or have recently made, certain enhancements designed to identify and mitigate events like the questioned activity by the former banker in East Texas previously discussed in this report.
The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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
There were no stock repurchases during the quarter ended June 30, 2024.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	August 8, 2024	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 8, 2024	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer