Form 10-Q
period 2024-09-30
Origin Bancorp, Inc.
filed 2024-11-06
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,168,734 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 31, 2024.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2024

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth in the United States generally, and particularly in the market areas in which we operate and in which our loans are concentrated, including declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of fluctuating interest rates or an uncertain economic environment;
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
•the impact of fluctuating interest rates on our financial projections, models and guidance;
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
•results of upcoming local and national elections;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and due from banks	$159,337	$127,278
Interest-bearing deposits in banks	161,854	153,163
Total cash and cash equivalents	321,191	280,441
Securities:
Available for sale	1,160,965	1,253,631
Held to maturity, net allowance for credit losses of $52 and $63 at September 30, 2024, and December 31, 2023, respectively (fair value of $10,701 and $10,848 at September 30, 2024, and December 31, 2023, respectively)	11,096	11,615
Securities carried at fair value through income	6,533	6,808
Total securities	1,178,594	1,272,054
Non-marketable equity securities held in other financial institutions	67,068	55,190
Loans held for sale at fair value	7,631	16,852
Loans, net of allowance for credit losses of $95,989 and $96,868 at September 30, 2024, and December 31, 2023, respectively	7,860,801	7,564,076
Premises and equipment, net	126,751	118,978
Mortgage servicing rights (“MSR”)	—	15,637
Cash surrender value of bank-owned life insurance	40,602	39,905
Goodwill	128,679	128,679
Other intangible assets, net	39,272	45,452
Accrued interest receivable and other assets	195,397	185,320
Total assets	$9,965,986	$9,722,584
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,893,767	$1,919,638
Interest-bearing deposits	5,238,259	4,918,597
Time deposits	1,354,542	1,412,890
Total deposits	8,486,568	8,251,125
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	30,446	83,598
Subordinated indebtedness, net	159,861	194,279
Accrued expenses and other liabilities	143,438	130,677
Total liabilities	8,820,313	8,659,679
Commitments and contingencies - See Note 12 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 31,167,410 and 30,986,109 shares issued at September 30, 2024, and December 31, 2023, respectively)	155,837	154,931
Additional paid‑in capital	535,662	528,578
Retained earnings	548,419	500,419
Accumulated other comprehensive loss	(94,245)	(121,023)
Total stockholders’ equity	1,145,673	1,062,905
Total liabilities and stockholders’ equity	$9,965,986	$9,722,584
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$133,195	$121,204	$390,260	$343,142
Investment securities-taxable	6,536	8,194	19,991	24,658
Investment securities-nontaxable	905	1,281	2,708	3,974
Interest and dividend income on assets held in other financial institutions	3,621	4,772	11,793	16,132
Total interest and dividend income	144,257	135,451	424,752	387,906
Interest expense
Interest-bearing deposits	67,051	55,599	195,362	136,686
FHLB advances and other borrowings	482	3,207	1,514	17,038
Subordinated indebtedness	1,920	2,515	5,859	7,614
Total interest expense	69,453	61,321	202,735	161,338
Net interest income	74,804	74,130	222,017	226,568
Provision for credit losses	4,603	3,515	12,846	14,018
Net interest income after provision for credit losses	70,201	70,615	209,171	212,550
Noninterest income
Insurance commission and fee income	6,928	6,443	21,318	19,639
Service charges and fees	4,664	4,621	14,214	13,914
Other fee income	2,114	2,006	6,765	5,970
Mortgage banking revenue	1,153	892	5,429	4,075
Swap fee income	106	366	207	1,081
Gain (loss) on sales of securities, net	221	(7,173)	(182)	(7,029)
Change in fair value of equity investments	—	10,096	5,188	10,096
Other income	803	868	2,770	2,393
Total noninterest income	15,989	18,119	55,709	50,139
Noninterest expense
Salaries and employee benefits	38,491	34,624	112,418	102,888
Occupancy and equipment, net	6,298	6,790	19,952	19,871
Data processing	3,470	2,775	10,083	8,528
Office and operations	2,984	2,868	8,558	7,887
Intangible asset amortization	1,905	2,264	6,179	7,369
Regulatory assessments	1,791	1,913	5,367	4,596
Advertising and marketing	1,449	1,371	4,221	4,296
Professional services	2,012	1,409	4,546	4,491
Loan-related expense	751	1,220	2,733	3,941
Electronic banking	1,308	1,384	3,785	3,609
Franchise tax expense	721	520	2,013	2,392
Other expense	1,341	1,525	5,761	4,442
Total noninterest expense	62,521	58,663	185,616	174,310
Income before income tax expense	23,669	30,071	79,264	88,379
Income tax expense	5,068	5,758	17,042	18,004
Net income	$18,601	$24,313	$62,222	$70,375
Basic earnings per common share	$0.60	$0.79	$2.00	$2.29
Diluted earnings per common share	0.60	0.79	2.00	2.28
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$18,601	$24,313	$62,222	$70,375
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	42,227	(32,357)	33,974	(23,355)
Reclassification adjustment for net (gain) loss included in net income	(221)	7,173	182	7,029
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	42,006	(25,184)	34,156	(16,326)
Net loss realized as a yield adjustment in interest on transferred investment securities	(2)	(3)	(8)	(8)
Change in the net unrealized gain (loss) on investment securities, before tax	42,004	(25,187)	34,148	(16,334)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	8,821	(5,289)	7,171	(3,430)
Change in the net unrealized gain (loss) on investment securities, net of tax	33,183	(19,898)	26,977	(12,904)
Cash flow hedges:
Net unrealized (loss) gain arising during the period	(198)	167	77	1,078
Reclassification adjustment for net gain included in net income	(111)	(106)	(329)	(1,014)
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(309)	61	(252)	64
Income tax (benefit) expense related to net unrealized gain (loss) on cash flow hedges	(65)	13	(53)	14
Change in net unrealized net (loss) gain on cash flow hedges, net of tax	(244)	48	(199)	50
Other comprehensive income (loss), net of tax	32,939	(19,850)	26,778	(12,854)
Comprehensive income	$51,540	$4,463	$89,000	$57,521
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	24,302	—	24,302
Other comprehensive income, net of tax	—	—	—	—	21,394	21,394
Stock-based compensation expense	—	—	1,391	—	—	1,391
Stock-based compensation shares issued, net of shares withheld	9,750	49	(138)	—	—	(89)
Exercise of stock options, net of shares withheld	24,503	122	202	—	—	324
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,678)	—	(4,678)
Balance at March 31, 2023	30,780,853	153,904	522,124	455,040	(138,481)	992,587
Net income	—	—	—	21,760	—	21,760
Other comprehensive loss, net of tax	—	—	—	—	(14,398)	(14,398)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Stock-based compensation shares issued, net of shares withheld	23,647	118	(118)	—	—	—
Exercise of stock options, net of shares withheld	15,492	78	250	—	—	328
Shares issued under employee stock purchase program	46,213	231	886	—	—	1,117
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,695)	—	(4,695)
Balance at June 30, 2023	30,866,205	154,331	524,302	472,105	(152,879)	997,859
Net income	—	—	—	24,313	—	24,313
Other comprehensive loss, net of tax	—	—	—	—	(19,850)	(19,850)
Stock-based compensation expense	—	—	1,335	—	—	1,335
Stock-based compensation shares issued, net of shares withheld	27,388	137	(354)	—	—	(217)
Exercise of stock options, net of shares withheld	13,123	66	151	—	—	217
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,712)	—	(4,712)
Balance at September 30, 2023	30,906,716	$154,534	$525,434	$491,706	$(172,729)	$998,945

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2024	30,986,109	$154,931	$528,578	$500,419	$(121,023)	$1,062,905
Net income	—	—	—	22,632	—	22,632
Other comprehensive loss, net of tax	—	—	—	—	(3,886)	(3,886)
Stock-based compensation expense	—	—	2,079	—	—	2,079
Stock-based compensation shares issued, net of shares withheld	20,108	101	(286)	—	—	(185)
Exercise of stock options, net of shares withheld	5,087	25	9	—	—	34
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,726)	—	(4,726)
Balance at March 31, 2024	31,011,304	155,057	530,380	518,325	(124,909)	1,078,853
Net income	—	—	—	20,989	—	20,989
Other comprehensive loss, net of tax	—	—	—	—	(2,275)	(2,275)
Stock-based compensation expense	—	—	1,688	—	—	1,688
Stock-based compensation shares issued, net of shares withheld	37,064	185	(284)	—	—	(99)
Exercise of stock options, net of shares withheld	3,641	18	63	—	—	81
Shares issued under employee stock purchase program	56,658	283	1,103	—	—	1,386
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,729)	—	(4,729)
Balance at June 30, 2024	31,108,667	155,543	532,950	534,585	(127,184)	1,095,894
Net income	—	—	—	18,601	—	18,601
Other comprehensive income, net of tax	—	—	—	—	32,939	32,939
Stock-based compensation expense	—	—	2,186	—	—	2,186
Stock-based compensation shares issued, net of shares withheld	24,316	122	(367)	—	—	(245)
Exercise of stock options, net of shares withheld	34,427	172	893	—	—	1,065
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,767)	—	(4,767)
Balance at September 30, 2024	31,167,410	$155,837	$535,662	$548,419	$(94,245)	$1,145,673

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2024	2023
Net income	$62,222	$70,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,846	14,018
Depreciation and amortization	12,266	13,333
Net amortization on securities	3,647	5,309
Accretion of net premium/discount on purchased loans	(10)	(2,067)
Amortization of investments in tax credit funds	1,316	1,368
Loss on sale of securities, net	182	7,029
Deferred income (benefit) tax expense	(1,194)	14,499
Stock-based compensation expense	5,953	3,886
Originations of mortgage loans held for sale	(151,535)	(148,866)
Proceeds from mortgage loans held for sale	144,682	127,574
Gain on mortgage loans held for sale and, for the nine months ended September 30, 2023, origination of MSR	(3,836)	(3,036)
MSR valuation adjustment	(450)	485
Gain on sale of MSR	(410)	—
Net (gain) loss on disposals of premises and equipment	(828)	2
Increase in the cash surrender value of life insurance	(697)	(648)
Gain on equity securities without a readily determinable fair value	(5,188)	(10,096)
Net losses on sales and write-downs of other real estate owned	11	1
Net change in operating leases	1,372	(793)
Increase in other assets	(8,942)	(8,718)
Increase in other liabilities	7,199	16,820
Net cash provided by operating activities	78,606	100,475
Cash flows from investing activities:
Purchases of securities available for sale	(53,840)	(751)
Maturities and pay downs of securities available for sale	126,687	107,679
Proceeds from sales and calls of securities available for sale	54,984	214,302
Maturities, pay downs and calls of securities held to maturity	522	486
Pay downs of securities carried at fair value	299	285
Redemption of non-marketable equity securities held in other financial institutions(1)	10,680	—
Purchase of non-marketable equity securities held in other financial institutions(1)	(16,880)	—
Net sales (purchases) of non-marketable equity securities held in other financial institutions(1)	(6,200)	15,025
Originations of mortgage warehouse loans	(7,224,096)	(5,048,595)
Proceeds from pay-offs of mortgage warehouse loans	7,058,874	5,047,169
Net increase in loans, excluding mortgage warehouse and loans held for sale	(133,143)	(449,804)
Proceeds from sale of MSR	15,885	—
Return of capital and other distributions from limited partnership investments	296	1,591
Capital calls on limited partnership investments	(980)	(2,156)
Purchase of low-income housing tax credit investments	(83)	(538)
Purchases of premises and equipment	(16,602)	(17,514)
Proceeds from sales of premises and equipment	3,572	49
Proceeds from sales of other real estate owned	1,130	—
Net cash used in investing activities	(172,695)	(132,772)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Cash flows from financing activities:	2024	2023
Net increase in deposits	$235,443	$598,786
Repayments of long-term FHLB advances	(205)	(199)
Proceeds from short-term FHLB advances	1,685,000	5,890,000
Repayments of short-term FHLB advances	(1,735,000)	(6,440,000)
Repurchase of subordinated debentures	(34,599)	(4,729)
Repayments of other short-term borrowings	—	(30,000)
Net decrease in securities sold under agreements to repurchase	(2,947)	(22,250)
Dividends paid	(14,067)	(13,912)
Cash received from exercise of stock options	1,214	907
Net cash provided by (used in) financing activities	134,839	(21,397)
Net increase (decrease) in cash and cash equivalents	40,750	(53,694)
Cash and cash equivalents at beginning of period	280,441	358,972
Cash and cash equivalents at end of period	$321,191	$305,278

Interest paid	$199,497	$151,130
Income taxes paid	24,169	483
Significant non-cash transactions:
Real estate acquired in settlement of loans	3,576	3,243
Transfers from loans held for sale to loans held for investment (1)	16,095	—
Decrease in Government National Mortgage Association (“GNMA”) repurchase obligation	—	(24,569)
Recognition of operating right-of-use assets	11,456	16,225
Recognition of operating lease liabilities	12,613	16,187
________________________
(1)No change was made to the prior period presentation due to immateriality.
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 60 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. The Company principally operates in one business segment, community banking.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Company invests in a tax credit entity, usually an LLC, which owns the real estate. The Company receives a nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing Tax Credit programs). Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investment by amortizing the investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value. Amortization is included as a component of income tax expense and for the three and nine months ended September 30, 2024, was $486,000 and $1.3 million, respectively. Amortization included as a component of income tax expense for the three and nine months ended September 30, 2023, was $461,000 and $1.4 million, respectively. The income tax credits and other income tax benefits recognized and included as a component of income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2024, was $504,000 and $1.5 million, respectively, and the income tax credits and other income tax benefits recognized for the three and nine months ended September 30, 2023, was $569,000 and $1.7 million.
The Company has the risk of credit recapture if the projects do not maintain compliance during the compliance period. No such events have occurred to date. At September 30, 2024, and December 31, 2023, the Company had investments in tax credit entities of $6.3 million and $7.6 million, respectively, which are included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.
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
The ASU is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
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

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net income	$18,601	$24,313	$62,222	$70,375
Denominator:
Weighted average common shares outstanding	31,130,293	30,856,649	31,051,672	30,797,399
Dilutive effect of stock-based awards	109,584	87,211	109,195	105,823
Weighted average diluted common shares outstanding	31,239,877	30,943,860	31,160,867	30,903,222

Basic earnings per common share	$0.60	$0.79	$2.00	$2.29
Diluted earnings per common share	0.60	0.79	2.00	2.28
There were 330,263 and 412,390 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2024, respectively, primarily due to the exercise price, grant fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 613,010 and 459,434 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2023, respectively, for the same reason.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$323,507	$293	$(34,938)	$288,862	$—	$288,862
Corporate bonds	86,288	286	(6,306)	80,268	—	80,268
U.S. treasury and government agency securities	48,710	5	(3,328)	45,387	—	45,387
Commercial mortgage-backed securities	108,079	30	(7,937)	100,172	—	100,172
Residential mortgage-backed securities	523,289	6	(48,126)	475,169	—	475,169
Commercial collateralized mortgage obligations	51,401	174	(3,065)	48,510	—	48,510
Residential collateralized mortgage obligations	139,580	—	(16,983)	122,597	—	122,597
Total	$1,280,854	$794	$(120,683)	$1,160,965	$—	$1,160,965
Held to maturity:
State and municipal securities	$11,148	$—	$(447)	$10,701	$(52)	$11,096
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,533	$—	$6,533

December 31, 2023
Available for sale:
State and municipal securities	$323,356	$210	$(41,440)	$282,126	$—	$282,126
Corporate bonds	92,244	80	(8,689)	83,635	—	83,635
U.S. treasury and government agency securities	84,377	3	(4,740)	79,640	—	79,640
Commercial mortgage-backed securities	104,459	—	(11,063)	93,396	—	93,396
Residential mortgage-backed securities	569,622	—	(63,120)	506,502	—	506,502
Commercial collateralized mortgage obligations	39,386	—	(4,203)	35,183	—	35,183
Residential collateralized mortgage obligations	150,710	—	(20,566)	130,144	—	130,144
Asset-backed securities	43,521	4	(520)	43,005	—	43,005
Total	$1,407,675	$297	$(154,341)	$1,253,631	$—	$1,253,631
Held to maturity:
State and municipal securities	$11,678	$—	$(830)	$10,848	$(63)	$11,615
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,808	$—	$6,808
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at September 30, 2024, and December 31, 2023, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) September 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$28,402	$(81)	$251,522	$(34,857)	$279,924	$(34,938)
Corporate bonds	9,826	(685)	63,546	(5,621)	73,372	(6,306)
U.S. treasury and government agency securities	6,986	(11)	34,674	(3,317)	41,660	(3,328)
Commercial mortgage-backed securities	3,034	(37)	95,638	(7,900)	98,672	(7,937)
Residential mortgage-backed securities	6,249	(47)	467,910	(48,079)	474,159	(48,126)
Commercial collateralized mortgage obligations	4,497	(2)	35,168	(3,063)	39,665	(3,065)
Residential collateralized mortgage obligations	—	—	122,597	(16,983)	122,597	(16,983)
Total	$58,994	$(863)	$1,071,055	$(119,820)	$1,130,049	$(120,683)
Held to maturity:
State and municipal securities	$—	$—	$10,701	$(447)	$10,701	$(447)

December 31, 2023
Available for sale:
State and municipal securities	$27,106	$(266)	$246,442	$(41,174)	$273,548	$(41,440)
Corporate bonds	4,254	(53)	74,566	(8,636)	78,820	(8,689)
U.S. treasury and government agency securities	—	—	77,340	(4,740)	77,340	(4,740)
Commercial mortgage-backed securities	—	—	93,396	(11,063)	93,396	(11,063)
Residential mortgage-backed securities	60	(5)	506,442	(63,115)	506,502	(63,120)
Commercial collateralized mortgage obligations	—	—	35,183	(4,203)	35,183	(4,203)
Residential collateralized mortgage obligations	—	—	130,144	(20,566)	130,144	(20,566)
Asset-backed securities	7,350	(52)	31,618	(468)	38,968	(520)
Total	$38,770	$(376)	$1,195,131	$(153,965)	$1,233,901	$(154,341)
Held to maturity:
State and municipal securities	$4,717	$(447)	$6,131	$(383)	$10,848	$(830)
At September 30, 2024, the Company had 568 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	For the Three Months Ended September 30, 2024 & 2023
Balance at June 30, 2024	$57
Provision recovery for credit loss for held to maturity securities	(5)
Balance at September 30, 2024	$52
Balance at June 30, 2023	$935
Provision recovery for credit loss for held to maturity securities	(45)
Balance at September 30, 2023	$890

(Dollars in thousands)	Municipal Securities
Allowance for credit losses:	For the Nine Months Ended September 30, 2024 & 2023
Balance at January 1, 2024	$63
Provision recovery for credit loss for held to maturity securities	(11)
Balance at September 30, 2024	$52
Balance at January 1, 2023	$899
Provision recovery for credit loss for held to maturity securities	(9)
Balance at September 30, 2023	$890
Accrued interest of $5.2 million and $6.4 million was not included in the calculation of the allowance or the amortized cost basis of the securities at September 30, 2024 or 2023, respectively. There were no past due or nonaccrual available for sale or held to maturity securities at September 30, 2024 or December 31, 2023.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Proceeds from sales/calls	$54,984	$214,302
Gross realized gains	357	596
Gross realized losses	(539)	(7,625)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2024, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$12,449	$12,419
Due after one year through five years	—	—	84,650	79,921
Due after five years through ten years	11,148	10,701	207,242	189,784
Due after ten years	—	—	154,164	132,393
Commercial mortgage-backed securities	—	—	108,079	100,172
Residential mortgage-backed securities	—	—	523,289	475,169
Commercial collateralized mortgage obligations	—	—	51,401	48,510
Residential collateralized mortgage obligations	—	—	139,580	122,597
Total	$11,148	$10,701	$1,280,854	$1,160,965

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Carrying value of securities pledged to secure public deposits	$370,090	$421,273
Carrying value of securities pledged to repurchase agreements	4,894	5,477
Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Loans held for sale	$7,631	$16,852
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,524,764	$2,442,734
Construction/land/land development	991,545	1,070,225
Residential real estate	1,848,330	1,734,935
Total real estate	5,364,639	5,247,894
Commercial and industrial	2,074,037	2,059,460
Mortgage warehouse lines of credit	495,188	329,966
Consumer	22,926	23,624
Total LHFI(2)	7,956,790	7,660,944
Less: Allowance for loan credit losses (“ALCL”)	95,989	96,868
LHFI, net	$7,860,801	$7,564,076
____________________________
(1)Includes owner occupied commercial real estate of $991.7 million and $953.8 million at September 30, 2024, and December 31, 2023, respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $10.5 million and $11.8 million at September 30, 2024, and December 31, 2023, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BT Holdings, Inc., (“BTH”), the Company held approximately $25.0 million and $34.8 million of unpaid principal balance PCD loans at September 30, 2024, and December 31, 2023, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2023 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2024, and gross charge-offs for the nine months ended September 30, 2024, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$171,343	$365,817	$947,388	$441,211	$226,544	$294,500	$59,202	$2,506,005
Special mention	1,248	—	248	27	947	1,261	250	3,981
Classified	2,756	522	1,191	3,357	1,792	4,903	257	14,778
Total commercial real estate loans	$175,347	$366,339	$948,827	$444,595	$229,283	$300,664	$59,709	$2,524,764
Year-to-date gross charge-offs	$—	$36	$193	$—	$251	$—	$—	$480

Construction/land/land development:
Pass	$111,845	$240,725	$375,233	$163,172	$17,844	$5,180	$50,600	$964,599
Special mention	—	—	—	—	—	—	112	112
Classified	2,733	2,275	13,398	5,119	739	228	2,342	26,834
Total construction/land/land development loans	$114,578	$243,000	$388,631	$168,291	$18,583	$5,408	$53,054	$991,545
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$153,935	$323,765	$493,593	$314,677	$225,524	$194,194	$109,826	$1,815,514
Special mention	—	—	—	18,342	127	310	—	18,779
Classified	1,187	1,340	2,096	3,163	1,161	4,722	368	14,037
Total residential real estate loans	$155,122	$325,105	$495,689	$336,182	$226,812	$199,226	$110,194	$1,848,330
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$11

Commercial and industrial:
Pass	$215,307	$302,164	$185,177	$103,631	$23,436	$58,308	$1,119,291	$2,007,314
Special mention	—	75	12,302	—	—	560	2,356	15,293
Classified	6,690	4,930	8,406	5,748	720	658	24,278	51,430
Total commercial and industrial loans	$221,997	$307,169	$205,885	$109,379	$24,156	$59,526	$1,145,925	$2,074,037
Year-to-date gross charge-offs	$797	$1,159	$1,008	$3,858	$162	$406	$13,654	$21,044

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$495,188	$495,188
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$8,279	$5,199	$1,701	$517	$230	$88	$6,505	$22,519
Classified	18	14	126	—	—	5	244	407
Total consumer loans	$8,297	$5,213	$1,827	$517	$230	$93	$6,749	$22,926
Year-to-date gross charge-offs	$—	$8	$28	$3	$—	$—	$41	$80

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	September 30, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$893	$59	$789	$1,741	$2,523,023	$2,524,764	$—
Construction/land/land development	44	4,789	51	4,884	986,661	991,545	—
Residential real estate	1,341	7,330	5,289	13,960	1,834,370	1,848,330	—
Total real estate	2,278	12,178	6,129	20,585	5,344,054	5,364,639	—
Commercial and industrial	9,053	1,554	7,233	17,840	2,056,197	2,074,037	—
Mortgage warehouse lines of credit	—	—	—	—	495,188	495,188	—
Consumer	60	16	337	413	22,513	22,926	—
Total LHFI	$11,391	$13,748	$13,699	$38,838	$7,917,952	$7,956,790	$—

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,264	$—	$—	$2,264	$2,440,470	$2,442,734	$—
Construction/land/land development	834	27	13	874	1,069,351	1,070,225	—
Residential real estate	8,055	1,326	5,960	15,341	1,719,594	1,734,935	—
Total real estate	11,153	1,353	5,973	18,479	5,229,415	5,247,894	—
Commercial and industrial	1,221	713	5,417	7,351	2,052,109	2,059,460	—
Mortgage warehouse lines of credit	—	—	—	—	329,966	329,966	—
Consumer	200	10	3	213	23,411	23,624	—
Total LHFI	$12,574	$2,076	$11,393	$26,043	$7,634,901	$7,660,944	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $36.1 million and $33.0 million was not included in the book value for the purposes of calculating the allowance at September 30, 2024 and 2023, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$17,244	$9,274	$11,780	$61,184	$676	$707	$100,865
Charge-offs	—	—	11	11,195	—	20	11,226
Recoveries	21	—	4	1,680	—	1	1,706
Provision(1)	(435)	(546)	302	5,070	(13)	266	4,644
Ending balance	$16,830	$8,728	$12,075	$56,739	$663	$954	$95,989
Average balance	$2,507,566	$1,019,302	$1,824,725	$2,071,984	$484,680	$22,739	$7,930,996
Net charge-offs to loan average balance (annualized)	—%	—%	—%	1.83%	—%	0.33%	0.48%

____________________________
(1)The $4.6 million provision for credit losses on the consolidated statements of income includes a $4.6 million provision for loan credit losses, a $36,000 net benefit provision for off-balance sheet commitments and a $5,000 net benefit provision for held to maturity securities credit losses for the three months ended September 30, 2024.

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

____________________________
(1)The $3.5 million provision for credit losses on the consolidated statements of income includes a $3.5 million provision for loan credit losses, a $50,000 provision for off-balance sheet commitments and a $45,000 net benefit provision for held to maturity securities credit losses for the three months ended September 30, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Charge-offs	480	—	11	21,044	—	80	21,615
Recoveries	318	—	12	6,228	—	9	6,567
Provision(1)	(2,633)	(1,262)	1,455	16,225	134	250	14,169
Ending balance	$16,830	$8,728	$12,075	$56,739	$663	$954	$95,989
Average balance	$2,481,274	$1,069,360	$1,784,035	$2,107,195	$407,553	$22,818	$7,872,235
Net charge-offs to loan average balance (annualized)	0.01%	—%	—%	0.94%	—%	0.42%	0.26%

_________________________
(1)The $12.8 million provision for credit losses on the consolidated statement of income includes a $14.2 million provision for loan losses, a $1.3 million and $11,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the nine months ended September 30, 2024.

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

____________________________
(1)The $14.0 million provision for credit losses on the consolidated statements of income includes a $13.9 million provision for loan credit losses, a $95,000 provision for off-balance sheet commitments and a $9,000 net benefit provision for held to maturity securities credit losses for the nine months ended September 30, 2023.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	September 30, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$—	$20	$10,890	$—	$—	$—	$10,910
Other	—	—	—	—	—	93	93
Total	$—	$20	$10,890	$—	$—	$93	$11,003
ALCL Allocation	$—	$—	$32	$—	$—	$—	$32

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$605	$—	$4,029	$—	$—	$—	$4,634
Equipment	—	—	—	119	—	—	119
Other	—	—	—	258	—	—	258
Total	$605	$—	$4,029	$377	$—	$—	$5,011
ALCL Allocation	$—	$—	$—	$—	$—	$—	$—
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial real estate	$2,449	$746	$2,776	$786
Construction/land/land development	19,176	96	26,291	305
Residential real estate	12,410	5,695	14,313	13,037
Total real estate	34,035	6,537	43,380	14,128
Commercial and industrial	2,915	4,706	20,486	15,897
Consumer	93	—	407	90
Total nonaccrual loans	$37,043	$11,243	$64,273	$30,115
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the nine months ended September 30, 2024 and 2023.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at both September 30, 2024 and December 31, 2023.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended September 30, 2024 and 2023.

	Amortized Cost Basis at September 30, 2024
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$257	0.01%
Construction/land/land development	346	0.03
Residential real estate	1,769	0.10
Total real estate	2,372	0.04
Commercial and industrial(1)	10,689	0.52
Total	$13,061	0.16
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

	Amortized Cost Basis at September 30, 2023
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
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the nine months ended September 30, 2024 and 2023.

	Amortized Cost Basis at September 30, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$257	0.01%	$—	—%	$—	—%
Construction/land/land development	346	0.03	—	—	—	—
Residential real estate	1,998	0.11	132	0.01	—	—
Total real estate	2,601	0.05	132	—	—	—
Commercial and industrial(1)	15,331	0.74	—	—	35	—
Consumer	—	—	4	0.02	—	—
Total	$17,932	0.23	$136	—	$35	—
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Amortized Cost Basis at September 30, 2023
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
The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024
Term Extension
Commercial real estate	Added a weighted average 29.0 months to the life of the modified loans
Construction/land/land development	Added a weighted average 4.1 months to the life of the modified loans
Residential real estate	Added a weighted average 8.7 months to the life of the modified loans
Commercial and industrial(1)	Added a weighted average 4.4 months to the life of the modified loans
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

Three Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 10.1 months to the life of the modified loans	Delayed payment of weighted average 6 months
Construction/land/land development	N/A	Added a weighted average 8.6 months to the life of the modified loans	N/A
Residential real estate	N/A	Added a weighted average 18.4 months to the life of the modified loans	N/A
Commercial and industrial	Reduced weighted average contractual interest rate from 10.1% to 9.5%	Added a weighted average 6.7 months to the life of the modified loans	Delayed payment of weighted average 6 months

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 32.0 months to the life of the modified loans	N/A
Construction/land/land development	N/A	Added a weighted average 6.6 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 10.4 months to the life of the modified loans	N/A
Commercial and industrial(1)	N/A	Added a weighted average 5.9 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 5.0 months to the life of the modified loans	N/A
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

Nine Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 12.1 months to the life of the modified loans	Delayed payment of weighted average 6 months
Construction/land/land development	N/A	Added a weighted average 13.1 months to the life of the modified loans	N/A
Residential real estate	N/A	Added a weighted average 9.3 months to the life of the modified loans	N/A
Commercial and industrial	Reduced weighted average contractual interest rate from 9.9% to 9.0%	Added a weighted average 9.0 months to the life of the modified loans	Delayed payment of weighted average 6 months
The following table depicts the performance of loans that have been modified during the last twelve months ended September 30, 2024.

	Payment Status (Amortized Cost Basis)
	September 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$272	$10	$—
Construction/land/land development	452	—	—
Residential real estate	936	1,485	115
Total real estate	1,660	1,495	115
Commercial and industrial(1)	12,865	618	2,007
Consumer	4	—	—
Total LHFI	$14,529	$2,113	$2,122
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table depicts the performance of loans that have been modified during the nine months ended September 30, 2023.

	Payment Status (Amortized Cost Basis)
	September 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$8,280	$—	$—
Construction/land/land development	3,808	—	—
Residential real estate	2,195	282	—
Total real estate	14,283	282	—
Commercial and industrial	16,705		—
Total LHFI	$30,988	$282	$—
At September 30, 2024, and December 31, 2023, the Company had $745,000 and $1.6 million funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The table below provides the details of loans to borrowers experiencing financial difficulty that were modified within the last twelve months and defaulted during the three and nine months ended September 30, 2024. There were no loans to borrowers experiencing financial difficulty that defaulted during the nine months ended September 30, 2023, that were modified within the nine months ended September 30, 2023.

	Term Extension
(Dollars in thousands)	Amortized Cost at September 30, 2024	Default Amount During the Three and Nine Months Ended September 30, 2024
Residential real estate	$115	$115
Commercial and industrial(1)	2,007	9,453
Total	$2,122	$9,568
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.
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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2024, and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2024 or 2023.

	September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$246,707	$42,155	$288,862
Corporate bonds	—	79,268	1,000	80,268
U.S. treasury securities	30,729	—	—	30,729
U.S. government agency securities	—	14,658	—	14,658
Commercial mortgage-backed securities	—	100,172	—	100,172
Residential mortgage-backed securities	—	475,169	—	475,169
Commercial collateralized mortgage obligations	—	48,510	—	48,510
Residential collateralized mortgage obligations	—	122,597	—	122,597
Securities available for sale	30,729	1,087,081	43,155	1,160,965
Securities carried at fair value through income	—	—	6,533	6,533
Loans held for sale	—	7,631	—	7,631
Other assets - derivatives	—	13,135	—	13,135
Total recurring fair value measurements - assets	$30,729	$1,107,847	$49,688	$1,188,264

Other liabilities - derivatives	$—	$(11,993)	$—	$(11,993)
Total recurring fair value measurements - liabilities	$—	$(11,993)	$—	$(11,993)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$232,679	$49,447	$282,126
Corporate bonds	—	82,635	1,000	83,635
U.S. treasury securities	55,480	—	—	55,480
U.S. government agency securities	—	24,160	—	24,160
Commercial mortgage-backed securities	—	93,396	—	93,396
Residential mortgage-backed securities	—	506,502	—	506,502
Commercial collateralized mortgage obligations	—	35,183	—	35,183
Residential collateralized mortgage obligations	—	130,144	—	130,144
Asset-backed securities	—	43,005	—	43,005
Securities available for sale	55,480	1,147,704	50,447	1,253,631
Securities carried at fair value through income	—	—	6,808	6,808
Loans held for sale	—	16,852	—	16,852
Mortgage servicing rights	—	—	15,637	15,637
Other assets - derivatives	—	20,487	—	20,487
Total recurring fair value measurements - assets	$55,480	$1,185,043	$72,892	$1,313,415

Other liabilities - derivatives	$—	$(18,300)	$—	$(18,300)
Total recurring fair value measurements - liabilities	$—	$(18,300)	$—	$(18,300)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024 and 2023, are summarized as follows:

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue	450	—	—
Other noninterest income	—	—	24
Loss recognized in AOCI	—	511	—
Purchases, issuances, sales and settlements:
Sales	(16,087)	—	—
Settlements	—	(7,803)	(299)
Balance at September 30, 2024	$—	$43,155	$6,533

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

(Dollars in thousands)	MSRs	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(485)	—	—
Other noninterest income	—	—	689
Loss recognized in AOCI	—	(703)	—
Purchases, issuances, sales and settlements:
Originations	656	—	—
Sales	(1,806)	—	—
Settlements	—	(2,627)	(285)
Balance at September 30, 2023	$19,189	$52,439	$6,772
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
Mortgage Servicing Rights (“MSRs”)
During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of the Company’s MSR asset. The Company subsequently sold its MSR asset and recorded a $410,000 gain on the sale during the nine months ended September 30, 2024. There were no MSR assets recognized or recorded during the quarter ended September 30, 2024, and the carrying value of the MSR is zero at September 30, 2024. At December 31, 2023, the carrying amounts of the MSRs equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSRs were as follows:

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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. This election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. At September 30, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance for financial instruments for which the fair value option has been elected:

	September 30, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$7,631	$7,394	$237
Securities carried at fair value through income	6,533	6,515	18
Total	$14,164	$13,909	$255
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at September 30, 2024.

	December 31, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost	Difference
Loans held for sale(1)	$16,852	$16,475	$377
Securities carried at fair value through income	6,808	6,815	(7)
Total	$23,660	$23,290	$370
____________________________
(1)There were no of loans held for sale that were designated as nonaccrual or 90 days or more past due at December 31, 2023.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the consolidated statements of income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2024	2023	2024	2023
Mortgage banking revenue (loans held for sale)(1)	$(273)	$(22)	$(139)	$(214)
Other income:
Securities carried at fair value through income	35	666	25	689
Total fair value option impact on noninterest income	$(238)	$644	$(114)	$475
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both September 30, 2024, and December 31, 2023. The Company believes the fair value approximates an exit price.
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price.
Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The majority of the Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and qualify for the practical expedient allowed for equity securities without a readily determinable fair values, such that the Company has elected to carry these securities at cost adjusted for any observable transactions during the period, less any impairment. Non-marketable equity securities held in other financial institutions totaled $67.1 million and $55.2 million at September 30, 2024 and December 31, 2023, respectively, and are shown on the face of the consolidated balance sheets. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. During the nine months ended September 30, 2024, the Company observed a price change in multiple orderly transactions for identical equity securities in one of the Company’s equity securities and adjusted the Company’s basis upwards by $5.2 million.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $3.9 million and $3.8 million at September 30, 2024, and December 31, 2023, respectively.
Non-Financial Assets
Foreclosed assets held for sale are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets held for sale was estimated using Level 3 inputs based on observable market data and was $6.0 million and $3.9 million at September 30, 2024, and December 31, 2023, respectively. At September 30, 2024, and December 31, 2023, the Company had $669,000 and zero, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2024		December 31, 2023
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$321,191	$321,191	$280,441	$280,441
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	67,068	67,068	55,190	55,190
Accrued interest and loan fees receivable	42,925	42,925	41,688	41,688
Level 3 inputs:
Securities held to maturity	11,096	10,701	11,615	10,848
LHFI, net	7,860,801	7,547,324	7,564,076	7,177,720
Financial liabilities:
Level 2 inputs:
Deposits	8,486,568	8,481,684	8,251,125	8,240,520
FHLB advances, repurchase agreements and other borrowings	30,446	30,359	83,598	83,187
Subordinated indebtedness	159,861	159,277	194,279	186,251
Accrued interest payable	15,510	15,510	12,272	12,272
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2024	2023	2024	2023
Origination	$151	$124	$421	$384
Gain on sale of loans held for sale	1,535	757	3,836	2,380
Originations of MSRs	—	225	—	656
Servicing	3	915	738	2,840
Total gross mortgage revenue	1,689	2,021	4,995	6,260
MSR valuation adjustments, net	—	(122)	450	(485)
Gain on sale of MSR	—	—	410	—
Mortgage HFS and pipeline fair value adjustment	(536)	(110)	53	(27)
MSR hedge impact	—	(897)	(479)	(1,673)
Mortgage banking revenue	$1,153	$892	$5,429	$4,075
During 2023, management used forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of MSRs. See Note 8 — Derivative Financial Instruments for further information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Mortgage Servicing Rights
Activity in MSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$—	$19,086	$15,637	$20,824
Addition of servicing rights	—	225	—	656
Settlement of sale of MSR	—	—	(16,087)	(1,806)
Valuation adjustment, net of amortization	—	(122)	450	(485)
Balance at end of period	$—	$19,189	$—	$19,189
During December 2023 and January 2024, the Company solicited non-binding indications of interest with respect to the proposed sale of substantially all of the Company’s MSR asset. The Company subsequently sold its MSR asset and recorded a $410,000 gain on the sale during the nine months ended September 30, 2024. There were no MSR assets recognized or recorded during the three or nine months ended September 30, 2024, and the Company is no longer retaining servicing on sold loans.
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
At September 30, 2024, and December 31, 2023, the reserve for mortgage loan putback expenses totaled $103,000 and $127,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 7 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Short-term FHLB advances	$20,000	$70,000
Long-term FHLB advances	6,268	6,474
Overnight repurchase agreements with depositors	4,178	7,124
Total FHLB advances and other borrowings	$30,446	$83,598
Subordinated indebtedness, net	$159,861	$194,279

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the nine months ended September 30, 2024.
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
Cash Flow Hedges of Interest Rate Risk
The Company is a party to interest rate swap agreements under which the Company receives interest at a variable rate and pays at a fixed rate. The derivative instruments represented by these swap agreements are designated as cash flow hedges of the Company’s forecasted variable cash flows under variable-rate term borrowing agreements. During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. There was no ineffective portion of the change in fair value of the derivatives recognized directly in earnings. The entire swap fair value will be reclassified into earnings before the expiration dates of the swap agreements.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the nine months ended September 30, 2024 and 2023. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate swaps included in other assets	$10,500	$10,500	$534	$786

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$364,855	$363,498	$12,188	$18,567
Interest rate swaps included in other liabilities	358,340	356,683	(11,992)	(18,298)
Risk participation agreements included in other liabilities	32,578	20,000	(1)	(2)
Forward commitments to purchase forward-settling mortgage-backed securities included in other assets	—	9,000	—	91
Forward commitments to purchase treasury notes in other assets	—	22,500	—	822
Interest rate-lock commitments on residential mortgage loans included in other assets	14,532	8,471	413	221
	$770,305	$780,152	$608	$1,401
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
The weighted-average rates paid and received for interest rate swaps were as follows:

	Weighted-Average Interest Rate
	September 30, 2024		December 31, 2023
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.24%	8.23%	4.24%	8.35%
Non-hedging interest rate swaps - financial institution counterparties	5.11	7.79	4.88	7.82
Non-hedging interest rate swaps - customer counterparties	7.79	5.11	7.82	4.88
Gains and losses recognized on derivative instruments not designated as hedging instruments are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	2024	2023	2024	2023
Amount of (loss) gain recognized in mortgage banking revenue (1)	$(261)	$(1,102)	$123	$(1,613)
Amount of (loss) gain recognized in other non-interest income	(136)	82	(72)	167
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in mortgage servicing rights. The Company sold substantially all of its MSR recognizing a gain on the sale of $410,000 for the nine months ended September 30, 2024. See Note 6 — Mortgage Banking for more information on components of mortgage banking revenue.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

At September 30, 2024 and December 31, 2023, the Company had cash collateral on deposit with swap counterparties totaling $570,000 and $865,000, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). Additionally, the Company’s stockholders approved the Origin Bancorp, Inc. Omnibus Incentive Plan (“Omnibus Plan”) at the April 24, 2024, Annual Meeting.
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 1,375,000 shares were originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At September 30, 2024, the number of shares of the Company’s common stock no longer able to be granted under the 2012 Plan due to the adoption of the Omnibus Plan was 2,233, and the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 502,283.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At September 30, 2024, there was $346,189 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2024 - May 31, 2025 ESPP offering period. These costs are expected to be recognized over a period of 0.7 years.
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	$1.98	$2.08	$2.03	$1.81
Risk-free interest rate	4.94%	4.94%	4.94	3.52%
Expected volatility	30.40	31.12	30.78	31.81
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ESPP shares purchased	—	—	56,658	46,213
Shares available for issuance under the ESPP	871,040	927,698	871,040	927,698

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
Share-based compensation cost charged to income for the three and nine months ended September 30, 2024 and 2023, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
RSA & RSU	$1,260	$1,180	$3,475	$3,236
PSU	782	41	2,109	336
ESPP	144	114	369	314
Total stock compensation expense	$2,186	$1,335	$5,953	$3,886
Related tax benefits recognized in net income	$459	$280	$1,250	$816
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
The Company’s PSU awards, excluding certain PSUs granted to the Company’s CEO in 2022, are three-year cliff-vested awards, with each unit divided into two categories (“ROAA Unit Group” and “ROAE Unit Group”), composed of an equivalent number of initial PSUs granted. The PSU share amounts do not reflect potential increases or decreases resulting from the interim performance results until the final performance results are determined at the end of the three-year period. The ROAA Unit Group is based upon the Company’s Performance Period Return on Average Assets performance, as defined in the award agreement, and the ROAE Unit Group is based upon the Company’s Performance Period Return on Average Equity performance, as defined in the award agreement. The PSUs are initially valued utilizing the fair value of the Company’s stock at the grant date, assuming 100% of the target number of units are achieved. Subsequent valuation of the PSUs is determined using the ratio of the actual Company’s Performance Period ROAA or ROAE to the Company’s targeted Performance Period ROAA or ROAE. The determination of whether and to what extent the performance criteria has been satisfied during the applicable Performance Period shall be made by the Compensation Committee, in its sole and absolute discretion, including disregarding certain nonrecurring, unusual or infrequent items in the ROAA or ROAE calculation as described further in the PSU award agreement. Forfeitures are recognized as they occur.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	17,629	$29.33	27,391	$35.27
Granted RSAs	19,682	33.03	16,788	28.61
Vested RSAs	(17,629)	29.33	(17,237)	34.33
Nonvested RSAs, September 30,	19,682	33.03	26,942	31.82

Nonvested RSUs, January 1,	318,168	$37.69	270,390	$39.63
Granted RSUs	117,597	31.98	113,674	35.70
Vested RSUs	(80,948)	38.89	(53,263)	41.94
Forfeited RSUs	(785)	42.55	(10,014)	43.44
Nonvested RSUs, September 30,	354,032	35.51	320,787	37.73

Nonvested PSUs, January 1,	197,842	$28.33	157,367	$29.06
Granted PSUs	67,355	33.03	43,591	30.69
Forfeited PSUs	—	—	(3,116)	30.69
Nonvested PSUs, September 30,	265,197	32.07	197,842	27.96
At September 30, 2024, there was $394,000, $10.4 million and $4.5 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.6, 3.2 and 1.5 years for RSA, RSU and PSU shares, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below summarizes the status of the Company’s stock options and changes during the nine months ended September 30, 2024 and 2023.

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(46,009)	27.80	—	282
Expired	(45,680)	35.52	—	—
Outstanding and exercisable at September 30, 2024	261,784	31.43	3.72	758

Nine Months Ended September 30, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(55,897)	17.35	—	918
Expired	(11,081)	33.63	—	—
Outstanding and exercisable at September 30, 2023	437,459	30.90	3.88	917
Note 10 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(121,646)	$623	$(121,023)
Net change	26,977	(199)	26,778
Balance at September 30, 2024	$(94,669)	$424	$(94,245)

Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	(12,904)	50	(12,854)
Balance at September 30, 2023	$(173,604)	$875	$(172,729)
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at September 30, 2024, and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2024, and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. The Bank elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period is $637,000 and $2.5 million at September 30, 2024, and December 31, 2023, respectively.
The actual capital amounts and ratios of the Company and the Bank at September 30, 2024, and December 31, 2023, are presented in the following table:

(Dollars in thousands) September 30, 2024	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,073,318	12.46%	$603,075	7.00%	N/A	N/A
Origin Bank	1,064,953	12.43	599,867	7.00	$557,020	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,089,200	12.64	732,308	8.50	N/A	N/A
Origin Bank	1,064,953	12.43	728,410	8.50	685,563	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,331,311	15.45	904,611	10.50	N/A	N/A
Origin Bank	1,233,004	14.39	899,803	10.50	856,955	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,089,200	10.93	398,551	4.00	N/A	N/A
Origin Bank	1,064,953	10.75	396,243	4.00	495,304	5.00
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,012,916	11.83	599,455	7.00	N/A	N/A
Origin Bank	1,019,732	11.95	597,548	7.00	554,866	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,028,729	12.01	727,907	8.50	N/A	N/A
Origin Bank	1,019,732	11.95	725,593	8.50	682,912	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,286,604	15.02	899,184	10.50	N/A	N/A
Origin Bank	1,188,000	13.92	896,320	10.50	853,638	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,028,729	10.50	391,822	4.00	N/A	N/A
Origin Bank	1,019,732	10.45	390,246	4.00	487,807	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $69.6 million at September 30, 2024.
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
There have been no stock repurchases during the nine months ended September 30, 2024 or 2023.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) September 30, 2024
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$789,841	$634,711	$329,739	$41,184	$1,795,475
Standby letters of credit	141,770	67,823	11,273	350	221,216
Total off-balance sheet commitments	$931,611	$702,534	$341,012	$41,534	$2,016,691
December 31, 2023
Commitments to extend credit(1)	$955,486	$990,690	$349,918	$58,954	$2,355,048
Standby letters of credit	103,280	20,458	32,957	—	156,695
Total off-balance sheet commitments	$1,058,766	$1,011,148	$382,875	$58,954	$2,511,743
____________________________
(1)Includes $717.3 million and $759.4 million of unconditionally cancellable commitments at September 30, 2024, and December 31, 2023, respectively.
At September 30, 2024, the Company held 39 unfunded letters of credit from the FHLB totaling $729.2 million, with expiration dates ranging from October 16, 2024, to September 22, 2027. At December 31, 2023, the Company held 31 unfunded letters of credit from the FHLB totaling $693.6 million, with expiration dates ranging from January 14, 2024, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $3.4 million and $4.7 million at September 30, 2024, and December 31, 2023, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
During the nine months ended September 30, 2024, the Company discovered certain questioned activity involving a former banker. The activity involved the banker, who has since been terminated, facilitating advances in and among certain customer loans and accounts that, in one or more instances, may not have been appropriately documented. The Company has notified its insurance providers of anticipated claims resulting from this activity, but there is no consideration in the Company’s financial results of any potential insurance recoveries. The Company’s investigation into the questioned activity and impact on its financial statements remains ongoing.
As a result of these specific activities, the Company recorded a provision for loan credit losses of $3.2 million during the quarter ended June 30, 2024. Also, during the quarter ended June 30, 2024, several of the relationships impacted by the activity were placed on non-accrual and we recorded an additional $4.1 million provision for loan credit losses in conjunction with these loan relationships. No additional provision for loan credit losses, or release of provision, has been made related to this activity during the quarter ended September 30, 2024. Therefore, we have total loan loss reserves related to the questioned/impacted activity of $7.3 million at September 30, 2024.
Also, as a result of the questioned activity and during the second and third quarters ended June 30, 2024, and September 30, 2024, the Company recorded additional expenses totaling $2.3 million, which consisted of a loss contingency and interest expense accrual of $1.2 million and legal and professional fees of $1.1 million, recorded in noninterest expense.
The Company continues to work with a third-party forensic accounting team to confirm the Bank’s identification and reconciliation of the activity, and also assist in evaluating any additional impact from the questioned activity. There is at least a reasonable possibility that an additional loss may have been incurred in excess of the amount accrued above and that a change in the estimate will occur in the near term. As of the date of this report, management has assessed that an estimate for this additional loss cannot be made. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position.

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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 60 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets and interest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
2024 Third Quarter Highlights
•Total loans held for investment (“LHFI”) were $7.96 billion at September 30, 2024, reflecting an increase of $295.8 million, or 3.9%, compared to December 31, 2023. LHFI, excluding mortgage warehouse lines of credit, were $7.46 billion at September 30, 2024, reflecting an increase of $130.6 million, or 1.8%, compared to December 31, 2023.
•Total deposits were $8.49 billion at September 30, 2024, reflecting an increase of $235.4 million, or 2.9%, compared to December 31, 2023. Deposits, excluding brokered deposits, were $8.05 billion reflecting an increase of $248.8 million, or 3.2%, compared to December 31, 2023.
•Net interest income was $74.8 million for three months ended September 30, 2024, reflecting an increase of $674,000, or 0.9%, compared to the three months ended September 30, 2023.
•Book value per common share was $36.76 at September 30, 2024, reflecting an increase of $2.46, or 7.2%, compared to December 31, 2023.
•Stockholders’ equity was $1.15 billion at September 30, 2024, reflecting an increase of $82.8 million, or 7.8%, compared to December 31, 2023.

•At September 30, 2024, and December 31, 2023, Company level common equity Tier 1 capital to risk-weighted assets was 12.46%, and 11.83%, respectively, the Tier 1 leverage ratio was 10.93% and 10.50%, respectively, and the total capital ratio was 15.45% and 15.02%, respectively.
Results of Operations
Our net income decreased $5.7 million, or 23.5%, to $18.6 million for the three months ended September 30, 2024, from $24.3 million for the three months ended September 30, 2023. On a diluted EPS basis, we reported $0.60 per share for the three months ended September 30, 2024, compared to $0.79 per share for the three months ended September 30, 2023. For the nine months ended September 30, 2024, our net income decreased $8.2 million, or 11.6%, to $62.2 million, from $70.4 million for the nine months ended September 30, 2023. We reported $2.00 diluted EPS per share for the nine months ended September 30, 2024, compared to $2.28 for the nine months ended September 30, 2023.
The three and nine months ended September 30, 2024, was impacted by certain questioned activity involving a former banker which was explained in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies. These items negatively impacted our diluted EPS by $0.02 and $0.27 for the three and nine months ended September 30, 2024, respectively.
Net Interest Income and Net Interest Margin for the Three Months Ended September 30, 2024 and 2023
Net interest income for the three months ended September 30, 2024, was $74.8 million, an increase of $674,000, or 0.9%, compared to the three months ended September 30, 2023. The increase was primarily driven by an $8.8 million increase in total interest income, partially offset by an $8.1 million increase in interest expense during the three months ended September 30, 2024, compared to three months ended September 30, 2023.
Interest income earned on LHFI increased by $11.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, with $6.3 million of the increase attributed to higher yields and $5.6 million due to higher average LHFI balances. Interest income earned on LHFI during the three months ended September 30, 2024, increased in substantially all loan categories, when compared to the three months ended September 30, 2023. Interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit contributed $6.9 million, $2.5 million and $2.5 million, respectively, when compared to the three months ended September 30, 2023. Increases in interest rates drove $4.2 million and $1.6 million of the increase in interest income earned on real estate loans and commercial and industrial loans, and increases in average loan balances drove $2.8 million and $2.0 million of the increase in interest income earned on real estate loans and mortgage warehouse lines of credit for the comparable periods, respectively. The increase in interest income earned on LHFI was partially offset by a $2.0 million decrease in interest income earned on investment securities, primarily due to our strategic decision to sell available for sale investment securities to pay down FHLB advances during the intervening period.
Interest expense on interest-bearing deposits increased by $11.5 million, with $9.3 million of the increase driven by higher interest rates during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in interest expense was partially offset by a decrease of $2.7 million due to lower average FHLB advances and other borrowings during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The federal funds target rate range was reduced by 50 basis points on September 18, 2024, to a range of 4.75% to 5.00%, the first rate reduction since early 2020. Prior to this movement, the fed funds rate was at a 23-year high.
The NIM-FTE was 3.18% for the three months ended September 30, 2024, a four-basis point increase from 3.14% for the three months ended September 30, 2023. The primary driver of the increase was a change in the mix of interest-earning assets with higher yielding average LHFI balances increasing to 84.1% of total interest-earning assets during the three months ended September 30, 2024, compared to 80.1% during the three months ended September 30, 2023. Partially offsetting this increase was continued decrease in the net interest spread reflected by a 45-basis point increase in the cost of interest-bearing liabilities to 4.04% from 3.59% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, with only a 40-basis point increase in the yield earned on interest-earning assets to 6.09% from 5.69% for the same period.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,507,566	$37,398	5.93%	$2,428,969	$35,090	5.73%
Construction/land/land development	1,019,302	18,873	7.37	1,044,180	18,539	7.04
Residential real estate	1,824,725	25,499	5.56	1,663,291	21,195	5.06
Commercial and industrial	2,071,984	41,439	7.96	2,024,675	38,907	7.62
Mortgage warehouse lines of credit	484,680	9,302	7.64	376,275	6,838	7.21
Consumer	22,739	453	7.93	23,704	462	7.74
LHFI	7,930,996	132,964	6.67	7,561,094	121,031	6.35
Loans held for sale	14,645	231	6.28	11,829	173	5.81
Loans receivable	7,945,641	133,195	6.67	7,572,923	121,204	6.35
Investment securities-taxable	1,038,634	6,536	2.50	1,310,459	8,194	2.48
Investment securities-non-taxable	146,619	905	2.46	216,700	1,281	2.35
Non-marketable equity securities held in other financial institutions	66,409	475	2.85	58,421	952	6.47
Interest-bearing deposits in banks	229,224	3,146	5.46	279,383	3,820	5.42
Total interest-earning assets	9,426,527	144,257	6.09	9,437,886	135,451	5.69
Noninterest-earning assets	559,309			597,678
Total assets	$9,985,836			$10,035,564

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,177,522	$50,554	3.88%	$4,728,211	$39,042	3.28%
Time deposits	1,469,849	16,497	4.47	1,626,935	16,557	4.04
Total interest-bearing deposits	6,647,371	67,051	4.01	6,355,146	55,599	3.47
FHLB advances & other borrowings	40,331	482	4.75	230,815	3,207	5.51
Subordinated indebtedness	159,826	1,920	4.78	196,792	2,515	5.07
Total interest-bearing liabilities	6,847,528	69,453	4.04	6,782,753	61,321	3.59
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,850,046			2,088,183
Other liabilities	162,565			151,716
Total liabilities	8,860,139			9,022,652
Stockholders’ Equity	1,125,697			1,012,912
Total liabilities and stockholders’ equity	$9,985,836			$10,035,564
Net interest spread			2.05%			2.10%
Net interest income and margin		$74,804	3.16		$74,130	3.12
Net interest income and margin - (tax equivalent)(2)		$75,338	3.18		$74,775	3.14
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

	Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$1,135	$1,173	$2,308
Construction/land/land development	(442)	776	334
Residential real estate	2,057	2,247	4,304
Commercial and industrial	909	1,623	2,532
Mortgage warehouse lines of credit	1,970	494	2,464
Consumer	(19)	10	(9)
Loans held for sale	41	17	58
Loans receivable	5,651	6,340	11,991
Investment securities-taxable	(1,700)	42	(1,658)
Investment securities-non-taxable	(414)	38	(376)
Non-marketable equity securities held in other financial institutions	130	(607)	(477)
Interest-bearing deposits in banks	(686)	12	(674)
Total interest-earning assets	2,981	5,825	8,806
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	3,710	7,802	11,512
Time deposits	(1,599)	1,539	(60)
FHLB advances & other borrowings	(2,647)	(78)	(2,725)
Subordinated indebtedness	(472)	(123)	(595)
Total interest-bearing liabilities	(1,008)	9,140	8,132
Net interest income	$3,989	$(3,315)	$674
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

Total provision expense increased by $1.1 million, to $4.6 million for the three months ended September 30, 2024, from $3.5 million for the three months ended September 30, 2023, primarily driven by an $1.1 million increase in provision expense for loan credit losses. The net increase in the provision expense for loan credit losses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to increases in provision for loans individually evaluated.
Net charge-offs increased to $9.5 million for the three months ended September 30, 2024, from $2.7 million for the three months ended September 30, 2023, primarily due to charge-offs on three commercial and industrial relationships totaling $10.4 million during the three months ended September 30, 2024, which was partially offset by a $1.2 million increase in recoveries. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 149.35% at September 30, 2024, compared to 301.12% at September 30, 2023, primarily driven by an increase of $32.7 million in our nonperforming LHFI compared to September 30, 2023, with $32.8 million of the increase primarily driven by five loan relationships, related to or impacted by, the questioned loan activity described in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies. Net charge-offs to total average LHFI (annualized) increased to 0.48% for the three months ended September 30, 2024, from 0.14% for the three months ended September 30, 2023, due to higher net charge-offs during the three months ended September 30, 2024.
Noninterest Income
Our primary sources of recurring noninterest income are insurance commission and fee income, service charges and fees, other fee income, and mortgage banking revenue.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,
Noninterest income:	2024	2023	$ Change	% Change
Insurance commission and fee income	$6,928	$6,443	$485	7.5%
Service charges and fees	4,664	4,621	43	0.9
Other fee income	2,114	2,006	108	5.4
Mortgage banking revenue	1,153	892	261	29.3
Swap fee income	106	366	(260)	(71.0)
Gain (loss) on sales of securities, net	221	(7,173)	7,394	103.1
Change in fair value of equity investments	—	10,096	(10,096)	(100.0)
Other income	803	868	(65)	(7.5)
Total noninterest income	$15,989	$18,119	$(2,130)	(11.8)
Noninterest income for the three months ended September 30, 2024, decreased by $2.1 million, or 11.8%, to $16.0 million, compared to $18.1 million for the three months ended September 30, 2023, primarily due to a decrease of $10.1 million in the change in fair value of equity investments partially offset by an increase of $7.4 million in gain (loss) on sales of securities, net.
Change in fair value of equity investments. The $10.1 million decrease in change in fair value of equity investments was primarily due to a $10.1 million positive valuation adjustment on a non-marketable equity security that occurred during the three months ended September 30, 2023, with no comparable amount realized during the three months ended September 30, 2024.
Gain (loss) on sales of securities, net. The $7.4 million increase in gain (loss) on sales of securities, net was due to the sale of available for sale investment securities with a book value of $181.9 million, which realized a loss on sale of $7.2 million during three months ended September 30, 2023, with no comparable loss realized during the three months ended September 30, 2024.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,
Noninterest expense:	2024	2023	$ Change	% Change
Salaries and employee benefits	$38,491	$34,624	$3,867	11.2%
Occupancy and equipment, net	6,298	6,790	(492)	(7.2)
Data processing	3,470	2,775	695	25.0
Office and operations	2,984	2,868	116	4.0
Intangible asset amortization	1,905	2,264	(359)	(15.9)
Regulatory assessments	1,791	1,913	(122)	(6.4)
Advertising and marketing	1,449	1,371	78	5.7
Professional services	2,012	1,409	603	42.8
Loan-related expenses	751	1,220	(469)	(38.4)
Electronic banking	1,308	1,384	(76)	(5.5)
Franchise tax expense	721	520	201	38.7
Other expense	1,341	1,525	(184)	(12.1)
Total noninterest expense	$62,521	$58,663	$3,858	6.6
Noninterest expense for the three months ended September 30, 2024, increased by $3.9 million, or 6.6%, to $62.5 million, compared to $58.7 million for the three months ended September 30, 2023, primarily due to increases of $3.9 million, $695,000 and $603,000 in salaries and employee benefits expense, data processing expense and professional services expense, respectively.
Salaries and employee benefits. The $3.9 million increase in salaries and employee benefits expenses was primarily driven by increases of $1.5 million, $783,000, $751,000 and $606,000 in salary expense, share-based compensation, medical insurance expense and incentive compensation bonus, respectively. The increase in salary expense was mainly attributed to raises given as a result of our annual salary reviews in March 2024, combined with an increase of 12 full-time equivalent employees to 1,049 at September 30, 2024, from 1,037 at September 30, 2023. The increase in share-based compensation was primarily due to quarterly evaluation adjustments on performance stock units to align with payout expectations based on company performance. Medical insurance expense increased as a result of higher insurance premiums combined with higher self-insurance claims during the current period. The increase in incentive compensation bonuses can be attributed primarily to elevated anticipated payouts, driven by a greater focus on meeting deposit objectives. This is evidenced by a larger sum of incentives linked to these deposit goals, alongside an increase in accruals associated with financial targets for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, leading to an increase in bonus expense.
Data Processing. The $695,000 increase in data processing expense was primarily due to an increase of $437,000 in software expenses, primarily driven by new services and increased fees for the three months ended September 30, 2024, compared to three months ended September 30, 2023.
Professional Services. The $603,000 increase in professional services was primarily due to $848,000 legal and audit fees that were incurred during the current quarter related to the questioned activity mentioned previously.
Income Tax Expense
For the three months ended September 30, 2024, we recognized income tax expense of $5.1 million, compared to $5.8 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 and the three months ended September 30, 2023 was 21.4% and 19.1%, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net Interest Income and Net Interest Margin
Net interest income for the nine months ended September 30, 2024, was $222.0 million, a decrease of $4.6 million, or 2.0%, compared to the nine months ended September 30, 2023. The decline was primarily due to an increase in our total interest expense of $41.4 million, while total interest income increased by $36.8 million, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Interest expense on interest-bearing deposits increased by $58.7 million, with $45.0 million of the increase driven by higher interest rates during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in interest expense was partially offset by a decrease of $15.4 million due to lower average FHLB advances and other borrowings during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as a result of a strategic decision to sell available for sale securities to pay down borrowings and fund loan growth during the intervening period.
Interest income earned on LHFI during the nine months ended September 30, 2024, increased in substantially all loan categories when compared to the nine months ended September 30, 2023. Interest income earned on real estate loans, commercial and industrial loans and mortgage warehouse lines of credit contributed $31.3 million, $9.0 million and $6.9 million, respectively, of the $47.1 million total increase in interest income earned on LHFI when compared to the nine months ended September 30, 2023. Increases in interest rates drove $17.2 million, $5.8 million and $3.1 million of the increase in interest income earned on real estate loans, commercial and industrial loans, and mortgage warehouse lines of credit, and increases in average loan balances drove $14.1 million, $3.9 million and $3.2 million of the increase in interest income earned on real estate loans, mortgage warehouse lines of credit and commercial and industrial loans for the comparable periods, respectively.
The increase in interest income earned on LHFI was partially offset by lower average balances in investment securities and interest-bearing deposits in banks during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This decline led to a decrease of $11.0 million in interest income and was a result of our strategic decision to sell available for sale securities to pay down borrowings, fund loan growth, and to hold excess cash for contingency liquidity purposes during the nine months ended September 30, 2023.
The NIM-FTE was 3.18% for the nine months ended September 30, 2024, a six basis point decrease from 3.24% for the nine months ended September 30, 2023. There was no impact to the NIM-FTE as a result of purchase accounting accretion income due to the BTH merger for the nine months ended September 30, 2024, compared to three basis points for the nine months ended September 30, 2023. The primary driver of this margin compression was a 72-basis point increase in the rate paid on interest-bearing liabilities to 3.96% for the nine months ended September 30, 2024, from 3.24% for nine months ended September 30, 2023, compared to just a 54-basis point increase in the yield earned on interest-earning assets to 6.04% from 5.50%.
As discussed previously in the Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies, the reversal of $1.2 million of accrued interest associated with the impact of the questioned activity drove a two-basis point decline in the NIM-FTE for the nine months ended September 30, 2024. Had we not experienced the reversal of the accrued interest, our NIM-FTE would have been 3.20% for the nine months ended September 30, 2024, reflecting a four basis point decrease compared to the nine months ended September 30, 2023.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,481,274	$109,475	5.89%	$2,393,028	$99,497	5.56%
Construction/land/land development	1,069,360	57,632	7.20	997,296	50,354	6.75
Residential real estate	1,784,035	73,186	5.48	1,599,803	59,155	4.94
Commercial and industrial	2,107,195	124,733	7.91	2,051,272	115,750	7.54
Mortgage warehouse lines of credit	407,553	23,194	7.60	329,205	16,262	6.60
Consumer	22,818	1,370	8.02	24,836	1,431	7.71
LHFI	7,872,235	389,590	6.61	7,395,440	342,449	6.19
Loans held for sale	14,086	670	6.35	20,105	693	4.61
Loans receivable	7,886,321	390,260	6.61	7,415,545	343,142	6.19
Investment securities-taxable	1,060,060	19,991	2.52	1,358,913	24,658	2.43
Investment securities-non-taxable	145,978	2,708	2.48	224,985	3,974	2.36
Non-marketable equity securities held in other financial institutions	60,400	1,936	4.28	69,505	2,772	5.33
Interest-bearing deposits in banks	241,383	9,857	5.45	352,166	13,360	5.07
Total interest-earning assets	9,394,142	424,752	6.04	9,421,114	387,906	5.50
Noninterest-earning assets	557,748			582,983
Total assets	$9,951,890			$10,004,097

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,105,883	$144,909	3.79%	$4,706,150	$101,674	2.89%
Time deposits	1,522,647	50,453	4.43	1,329,881	35,012	3.52
Total interest-bearing deposits	6,628,530	195,362	3.94	6,036,031	136,686	3.03
FHLB advances & other borrowings	41,424	1,514	4.88	430,650	17,038	5.29
Subordinated indebtedness	161,677	5,859	4.84	199,568	7,614	5.10
Total interest-bearing liabilities	6,831,631	202,735	3.96	6,666,249	161,338	3.24
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,870,154			2,205,664
Other liabilities	159,087			136,789
Total liabilities	8,860,872			9,008,702
Stockholders’ Equity	1,091,018			995,395
Total liabilities and stockholders’ equity	$9,951,890			$10,004,097
Net interest spread			2.08%			2.26%
Net interest income and margin		$222,017	3.16		$226,568	3.22
Net interest income and margin - (tax equivalent)(2)		$223,640	3.18		$228,538	3.24
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

	Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,669	$6,309	$9,978
Construction/land/land development	3,639	3,639	7,278
Residential real estate	6,812	7,219	14,031
Commercial and industrial	3,156	5,827	8,983
Mortgage warehouse lines of credit	3,870	3,062	6,932
Consumer	(116)	55	(61)
Loans held for sale	(207)	184	(23)
Loans receivable	20,823	26,295	47,118
Investment securities-taxable	(5,423)	756	(4,667)
Investment securities-non-taxable	(1,396)	130	(1,266)
Non-marketable equity securities held in other financial institutions	(363)	(473)	(836)
Interest-bearing deposits in banks	(4,203)	700	(3,503)
Total interest-earning assets	9,438	27,408	36,846
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	8,636	34,599	43,235
Time deposits	5,075	10,366	15,441
FHLB advances & other borrowings	(15,399)	(125)	(15,524)
Subordinated indebtedness	(1,446)	(309)	(1,755)
Total interest-bearing liabilities	(3,134)	44,531	41,397
Net interest income	$12,572	$(17,123)	$(4,551)

Provision for Credit Losses
We recorded a provision expense of $12.8 million for the nine months ended September 30, 2024, a $1.2 million decrease from $14.0 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $1.4 million decrease in provision for off-balance sheet items, primarily due to lower loan commitment balances at September 30, 2024, compared to September 30, 2023.
Additionally, as discussed in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies, we experienced a combined $7.3 million provision increase associated with the questioned activity recognized during the nine months ended September 30, 2024.
Net charge-offs were $15.0 million during the nine months ended September 30, 2024, compared to $5.9 million during the nine months ended September 30, 2023, primarily due to a $8.9 million increase in net charge-offs on commercial and industrial loans. The increase was primarily due to charge-offs on three relationships totaling $10.4 million during the nine months ended September 30, 2024, partially offset by recoveries on one relationship totaling $2.8 million.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest income:	2024	2023	$ Change	% Change
Insurance commission and fee income	$21,318	$19,639	$1,679	8.5%
Service charges and fees	14,214	13,914	300	2.2
Other fee income	6,765	5,970	795	13.3
Mortgage banking revenue	5,429	4,075	1,354	33.2
Swap fee income	207	1,081	(874)	(80.9)
(Loss) gain on sales of securities, net	(182)	(7,029)	6,847	97.4
Change in fair value of equity investments	5,188	10,096	(4,908)	(48.6)
Other income	2,770	2,393	377	15.8
Total noninterest income	$55,709	$50,139	$5,570	11.1
Noninterest income for the nine months ended September 30, 2024, increased by $5.6 million, or 11.1%, to $55.7 million, compared to $50.1 million for the nine months ended September 30, 2023. The increase was primarily due to increases of $6.8 million, $1.7 million and $1.4 million in (loss) gain on sales of securities, net, insurance commission and fee income and mortgage banking revenue, respectively. These increases were offset by decreases of $4.9 million and $874,000 in change in fair value of equity investments and swap fee income, respectively.
(Loss) gain on sales of securities, net. The $6.8 million increase in (loss) gain on sales of securities, net was mainly due to sale of available for sale investment securities with a book value of $181.9 million, which realized a loss on sale of $7.2 million during the nine months ended September 30, 2023, with no comparable amount realized during the nine months ended September 30, 2024.
Insurance commission and fee income. The $1.7 million increase in insurance commission and fee income was mainly due to increases in both direct bill commission and contingency income. The increase in direct bill commission was mainly driven by higher commissions from property and casualty insurance. The increase in contingency income was mainly due to new commercial accounts combined with lower claims for catastrophic events experienced by our insurance agency counterparties during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Mortgage banking revenue. The $1.4 million increase in mortgage banking revenue compared to the nine months ended September 30, 2023, was primarily due to a $1.5 million increase in gain on sale of loans held for sale combined with the $410,000 gain on sale of MSR, partially offset by a $549,000 decrease in servicing revenue during the nine months ended September 30, 2024.
Change in fair value of equity investments. The decrease in change in fair value of equity investments was primarily due to a $5.2 million positive valuation adjustment on a non-marketable equity security during the nine months ended September 30, 2024, which was more than offset by a $10.1 million positive valuation adjustment on a non-marketable equity security that occurred during the nine months ended September 30, 2023.
Swap fee income. The $874,000 decrease in swap fee income was primarily due to a lower amount of swaps executed during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was largely due to the expectation throughout nine months ended September 30, 2024, that the Federal Reserve would cut rates.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest expense:	2024	2023	$ Change	% Change
Salaries and employee benefits	$112,418	$102,888	$9,530	9.3%
Occupancy and equipment, net	19,952	19,871	81	0.4
Data processing	10,083	8,528	1,555	18.2
Office and operations	8,558	7,887	671	8.5
Intangible asset amortization	6,179	7,369	(1,190)	(16.1)
Regulatory assessments	5,367	4,596	771	16.8
Advertising and marketing	4,221	4,296	(75)	(1.7)
Professional services	4,546	4,491	55	1.2
Loan-related expenses	2,733	3,941	(1,208)	(30.7)
Electronic banking	3,785	3,609	176	4.9
Franchise tax expense	2,013	2,392	(379)	(15.8)
Other expense	5,761	4,442	1,319	29.7
Total noninterest expense	$185,616	$174,310	$11,306	6.5
Noninterest expense for the nine months ended September 30, 2024, increased by $11.3 million, or 6.5%, to $185.6 million, compared to $174.3 million for the nine months ended September 30, 2023, primarily due to increases of $9.5 million, $1.6 million and $1.3 million in salaries and employee benefits, data processing and other expense, respectively. These increases were offset by decreases of $1.2 million in both loan-related expenses and intangible asset amortization, respectively
Salaries and employee benefits. The $9.5 million increase in salaries and employee benefits expenses was primarily driven by increases of $5.3 million, $2.0 million, and $1.3 million and $1.1 million in salary expense, share-based compensation, medical insurance expenses and incentive compensation bonus, respectively. The increase in salary expense was mainly attributed to raises given as a result of our annual salary reviews in March 2024 and March 2023, combined with an increase of 12 full-time equivalent employees to 1,049 at September 30, 2024, from 1,037 at September 30, 2023. The increase in share-based compensation was primarily due to quarterly evaluation adjustments on performance stock units to align with payout expectations based on company performance. Medical insurance expense increased as a result of higher insurance premiums combined with higher self-insurance claims during the current period. The increase in incentive compensation bonuses can be attributed primarily to elevated anticipated payouts, driven by a greater focus on meeting deposit objectives. This is evidenced by a larger sum of incentives linked to these deposit goals, alongside an increase in accruals associated with financial targets for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Data Processing. The $1.6 million increase in data processing expense was primarily due to an increase of $969,000 in software expenses, primarily driven by new services and increased fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Also, contributing a combined increase of $563,000 were increased expenses associated with core services, compliance systems and finance and accounting data processing costs.
Other expense. The increase in other expense resulted from recognizing a contingent liability associated with certain questioned activity involving a single banker in one of our East Texas markets totaling approximately $1.2 million for the nine months ended September 30, 2024.
Loan-related expenses. The $1.2 million decrease in loan-related expenses was primarily due to decreases of $397,000 and $395,000 in loan related legal fees and servicing costs, respectively.
Intangible asset amortization. The $1.2 million decrease in intangible asset amortization is primarily due to the accelerated amortization method used to measure the amortization expense of the assets.

Income Tax Expense
For the nine months ended September 30, 2024, we recognized income tax expense of $17.0 million, compared to $18.0 million for the nine months ended September 30, 2023. Our effective tax rate was 21.5% for the nine months ended September 30, 2024, compared to 20.4% for the nine months ended September 30, 2023.
Comparison of Financial Condition at September 30, 2024, and December 31, 2023
General
Total assets increased by $243.4 million, or 2.5%, to $9.97 billion at September 30, 2024, from $9.72 billion at December 31, 2023. The increase in total assets is primarily due to increases of $295.8 million and $40.8 million in our LHFI and cash and cash equivalents, respectively. These increases were partially offset by a decrease of $92.7 million in available for sale securities. LHFI were $7.96 billion at September 30, 2024, an increase of 3.9%, compared to $7.66 billion at December 31, 2023. Cash and cash equivalents increased to $321.2 million, an increase of 14.5%, at September 30, 2024, compared to $280.4 million at December 31, 2023. Available for sale securities declined to $1.16 billion, reflecting a 7.4% decrease, at September 30, 2024, compared to $1.25 billion at December 31, 2023.
Total deposits increased by $235.4 million, or 2.9%, to $8.49 billion at September 30, 2024, from $8.25 billion at December 31, 2023, primarily due to increases of $201.6 million and $55.4 million in money market and time deposits, respectively. These increases were partially offset by a decrease of $25.9 million in noninterest-bearing demand deposits. The increase in total deposits was partially offset by decreases in Federal Home Loan Bank advances, repurchase agreements and other borrowings of $53.2 million, or 63.6%, to $30.4 million at September 30, 2024, from $83.6 million at December 31, 2023.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At September 30, 2024, 76.5% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 77.1% at December 31, 2023.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2024		December 31, 2023		2024 vs. 2023
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,524,764	31.7%	$2,442,734	31.9%	$82,030	3.4%
Construction/land/land development	991,545	12.5	1,070,225	14.0	(78,680)	(7.4)
Residential real estate	1,848,330	23.2	1,734,935	22.6	113,395	6.5
Total real estate	5,364,639	67.4	5,247,894	68.5	116,745	2.2
Commercial and industrial	2,074,037	26.1	2,059,460	26.9	14,577	0.7
Mortgage warehouse lines of credit	495,188	6.2	329,966	4.3	165,222	50.1
Consumer	22,926	0.3	23,624	0.3	(698)	(3.0)
Total LHFI	$7,956,790	100.0%	$7,660,944	100.0%	$295,846	3.9
______________________
(1)Includes owner-occupied CRE of $991.7 million and $953.8 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, total LHFI were $7.96 billion, an increase of $295.8 million, or 3.9%, compared to $7.66 billion at December 31, 2023. The increase was primarily driven by loan growth of $165.2 million, $113.4 million and $82.0 million in mortgage warehouse lines of credit loans, residential real estate, and CRE, respectively. These increases were offset by a decrease of $78.7 million in construction/land/land development loans. Total LHFI at September 30, 2024, excluding mortgage warehouse lines of credit, were $7.46 billion, reflecting an increase of $130.6 million, or 1.8%, compared to December 31, 2023.

A significant portion, 31.7%, of our LHFI portfolio at September 30, 2024, consisted of CRE loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the CRE loan portfolio, by portfolio industry sector and collateral location as of September 30, 2024.

	September 30, 2024
(Dollars in thousands)	Texas State	Louisiana State	Mississippi State	All Other States	Total
Non-owner occupied CRE:
Office building	$278,911	$21,677	$46,104	$17,997	$364,689
Retail shopping	259,785	46,013	33,593	103,466	442,857
Real estate & construction	161,238	49,807	5,430	39,402	255,877
Healthcare	73,125	45,771	5,769	27,319	151,984
Hotels	5,558	51,116	35,654	9,370	101,698
All other sectors	136,339	11,156	9,416	59,077	215,988
Total non-owner occupied CRE	914,956	225,540	135,966	256,631	1,533,093
Owner occupied CRE:
Real estate & construction	183,209	47,057	17,770	13,932	261,968
Retail shopping	120,028	15,862	760	1,829	138,479
Consumer Services	40,865	15,308	268	—	56,441
Entertainment & Recreation	37,581	21,151	10,292	—	69,024
All other sectors	251,666	122,150	26,147	65,796	465,759
Total owner occupied CRE	633,349	221,528	55,237	81,557	991,671
Total CRE loans	$1,548,305	$447,068	$191,203	$338,188	$2,524,764

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2024. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	September 30, 2024
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$367,620	$1,777,695	$361,978	$17,471	$2,524,764
Construction/land/land development	333,714	588,803	43,548	25,480	991,545
Residential real estate	163,460	780,732	69,455	834,683	1,848,330
Total real estate	864,794	3,147,230	474,981	877,634	5,364,639
Commercial and industrial	848,733	1,129,777	95,399	128	2,074,037
Mortgage warehouse lines of credit	495,188	—	—	—	495,188
Consumer	8,260	13,710	515	441	22,926
Total LHFI	$2,216,975	$4,290,717	$570,895	$878,203	$7,956,790

Amounts with fixed rates	$487,719	$2,257,402	$357,189	$180,193	$3,282,503
Amounts with variable rates	1,729,256	2,033,315	213,706	698,010	4,674,287
Total	$2,216,975	$4,290,717	$570,895	$878,203	$7,956,790

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $25.0 million of unpaid principal balance PCD loans at September 30, 2024, and $34.8 million of unpaid principal balance PCD loans at December 31, 2023.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	September 30, 2024	December 31, 2023
Commercial real estate	$2,776	$786
Construction/land/land development	26,291	305
Residential real estate	14,313	13,037
Commercial and industrial	20,486	15,897
Consumer	407	90
Total nonperforming LHFI	64,273	30,115
Other real estate owned:
Commercial real estate, construction/land/land development	4,782	3,068
Residential real estate	1,261	846
Total other real estate owned	6,043	3,914
Other repossessed assets owned	—	15
Total repossessed assets owned	6,043	3,929
Total nonperforming assets	$70,316	$34,044
Total LHFI	$7,956,790	$7,660,944
Ratio of nonperforming LHFI to total LHFI	0.81%	0.39%
Ratio of nonperforming assets to total assets	0.71	0.35

As discussed in our June 30, 2024, Origin Bancorp, Inc. Form 10-Q, and explained in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies, our credit metrics were negatively impacted by certain questioned activity involving a single banker, who has since been terminated, in our East Texas market. Our investigation of this activity remains ongoing and is not final. We continue to work with an outside forensic accounting firm to confirm the Bank’s identification and reconciliation of the activity, targeting a conclusion of this analysis by the end of this year. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position.
Nonperforming LHFI increased $34.2 million at September 30, 2024, compared to December 31, 2023, and nonperforming LHFI to LHFI increased to 0.81% compared to 0.39%. The $34.2 million increase in non-performing loans was primarily driven by $32.8 million, or five loan relationships, related to, or impacted by, the questioned loan activity mentioned above. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.
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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at September 30, 2024, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at September 30, 2024. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.

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

The ALCL to nonperforming LHFI decreased to 149.35% at September 30, 2024, compared to 321.66% at December 31, 2023, primarily driven by an increase of $34.2 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the nine months ended September 30, 2024.
The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
ALCL	2024	2023	2023
Balance at beginning of period	$96,868	$87,161	$87,161
Provision for loan credit losses	14,169	13,932	17,514
Charge-offs:
Commercial real estate	480	42	42
Residential real estate	11	27	27
Commercial and industrial	21,044	8,070	11,833
Consumer	80	107	147
Total charge-offs	21,615	8,246	12,049
Recoveries:
Commercial real estate	318	113	140
Construction/land/land development	—	3	3
Residential real estate	12	13	17
Commercial and industrial	6,228	2,189	4,068
Consumer	9	12	14
Total recoveries	6,567	2,330	4,242
Net charge-offs	15,048	5,916	7,807
Balance at end of period	$95,989	$95,177	$96,868
Ratio of ALCL to:
Nonperforming LHFI	149.35%	301.12%	321.66%
LHFI	1.21	1.26	1.26
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	106.20	42.46	44.58
ALCL	20.94	8.31	8.06
Average LHFI	0.26	0.11	0.10
Securities
Our securities portfolio totaled $1.18 billion at September 30, 2024, representing a decrease of $93.5 million, or 7.3%, from $1.27 billion at December 31, 2023. The decrease was primarily due to sales, maturities and calls, as well as normal principal paydowns during the nine months ended September 30, 2024.
Our available for sale portfolio totaled $1.16 billion at September 30, 2024, and represented 98.5% of our total security portfolio and is comprised of 49.6% mortgage-backed, 24.9% municipal, 14.7% collateralized mortgage obligations, 6.9% corporate and 3.9% treasury/agency securities. Our available for sale portfolio totaled $1.25 billion at December 31, 2023, and represented 98.6% of our total security portfolio and is comprised of 47.8% mortgage-backed, 22.5% municipal, 13.2% collateralized mortgage obligations, 10.1% corporate/asset-backed and 6.4% treasury/agency securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The securities portfolio had a weighted average effective duration of 4.21 years at September 30, 2024, compared to 4.28 years at December 31, 2023. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased at September 30, 2024, compared to December 31, 2023, primarily due to increases of $201.6 million, $55.4 million and $20.5 million in money market, time and savings deposits, respectively, and partially offset by a decrease of $25.9 million in noninterest-bearing demand deposits. Typically, higher interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,893,767	22.3%	$1,919,638	23.3%	$(25,871)	(1.3)%
Money market	2,974,401	35.0	2,772,807	33.6	201,594	7.3
Interest-bearing demand	1,873,066	22.1	1,875,864	22.7	(2,798)	(0.1)
Time deposits	1,023,252	12.1	967,901	11.7	55,351	5.7
Brokered deposits(1)	431,609	5.1	444,989	5.4	(13,380)	(3.0)
Savings	290,473	3.4	269,926	3.3	20,547	7.6
Total deposits	$8,486,568	100.0%	$8,251,125	100.0%	$235,443	2.9
_____________________
(1)At September 30, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $331.3 million and $100.3 million, respectively. At December 31, 2023, brokered deposits included brokered time deposits of $445.0 million.
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,864,257	$48,265	3.46%	$1,797,370	$35,480	2.64%
Money market	2,894,086	90,365	4.17	2,612,275	64,332	3.29
Time deposits	1,012,218	29,958	3.95	898,227	18,738	2.79
Brokered deposits(1)	571,392	23,011	5.38	431,654	16,274	5.04
Savings	286,577	3,763	1.75	296,505	1,862	0.84
Total interest-bearing	6,628,530	195,362	3.94	6,036,031	136,686	3.03
Noninterest-bearing demand	1,870,154	—		2,205,664	—
Total average deposits	$8,498,684	$195,362	3.07	$8,241,695	$136,686	2.22
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $510.4 million and $61.0 million, respectively, for the nine months ended September 30, 2024. Average brokered deposits included average brokered time deposits of $431.7 million for the nine months ended September 30, 2023.
Our average deposit balance was $8.50 billion for the nine months ended September 30, 2024, an increase of $257.0 million, or 3.1%, from $8.24 billion for the nine months ended September 30, 2023. The average annualized rate paid on our interest-bearing deposits for the nine months ended September 30, 2024, was 3.94%, compared to 3.03% for the nine months ended September 30, 2023.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 2022, when the Federal Reserve Board started a series of eleven federal funds target range rate increases cumulating in a 525-basis point increase to a target range of 5.25% to 5.50%. More recently, in September 2024, the Federal Reserve Board cut the federal funds target range rate 50 basis points from a 23-year high of 5.25% to 5.50% to 4.75% to 5.00%.
Average noninterest-bearing deposits during the nine months ended September 30, 2024, were $1.87 billion, compared to $2.21 billion at September 30, 2023, a decrease of $335.5 million, or 15.2%, and represented 22.0% and 26.8% of average total deposits for the nine months ended September 30, 2024 and 2023, respectively. Noninterest-bearing deposits have been impacted by the higher interest rate environment, as customers have been moving out of noninterest-bearing deposit balances into higher interest-earning investments, however, this trend has been slowing as rates begin to stabilize.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Short-term FHLB advances	$20,000	$70,000
Long-term FHLB advances	6,268	6,474
Overnight repurchase agreements with depositors	4,178	7,124
Total FHLB advances and other borrowings	$30,446	$83,598
Subordinated indebtedness, net	$159,861	$194,279

At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes in part or in full at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the nine months ended September 30, 2024.
At September 30, 2024 and December 31, 2023, we were eligible to borrow an additional $2.11 billion and $2.01 billion, respectively, from the FHLB.
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
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including payment of any dividends that may be declared for its common stockholders and interest and principal on any outstanding debt or trust preferred securities incurred by the Company. The cash held at the holding Company is available for general corporate purposes described above, as well as providing capital support to the Bank. In addition, at September 30, 2024, and December 31, 2023, the Company had a line of credit under the terms of which the loan amount shall not exceed an aggregate principal balance of $100 million, consisting of an initial $50 million extension of credit and any one or more potential incremental revolving loan amounts that the lender may make in its sole discretion, up to an aggregate principal of $50 million, upon the request of the Company.
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Available cash balances at the holding company (unconsolidated)	$55,437	$87,698
Cash and liquid securities as a percentage of total assets	10.7%	10.9%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies; please see Note 11 — Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
Liquidity Sources
In addition to cash generated from operations, we utilize a number of funding sources to manage our liquidity, including core deposits, investment securities, cash and cash equivalents, loan repayments, federal funds lines of credit available from other financial institutions, as well as advances from the FHLB. We also have access to the Federal Reserve discount window as a source of short-term funding.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2024, or December 31, 2023. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at September 30, 2024, we had the ability to borrow $1.40 billion from the discount window at the Federal Reserve Bank of Dallas (“FRB”), with $1.61 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at September 30, 2024, or December 31, 2023.
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 12 — Commitments and Contingencies in the condensed notes to our consolidated financial statements for more information on our off-balance sheet commitments.
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2024	$1,062,905
Net income	62,222
Other comprehensive income, net of tax	26,778
Dividends declared - common stock ($0.45 per share)	(14,222)
Stock compensation, net	7,990
Balance at September 30, 2024	$1,145,673
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2024 and December 31, 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	September 30, 2024		December 31, 2023
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,073,318	12.46%	$1,012,916	11.83%
Tier 1 capital (to risk-weighted assets)	1,089,200	12.64	1,028,729	12.01
Total capital (to risk-weighted assets)	1,331,311	15.45	1,286,604	15.02
Tier 1 capital (to average total consolidated assets)	1,089,200	10.93	1,028,729	10.50

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,064,953	12.43%	$1,019,732	11.95%
Tier 1 capital (to risk-weighted assets)	1,064,953	12.43	1,019,732	11.95
Total capital (to risk-weighted assets)	1,233,004	14.39	1,188,000	13.92
Tier 1 capital (to average total consolidated assets)	1,064,953	10.75	1,019,732	10.45
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
On a quarterly basis, we run various simulation models, including a static balance sheet and a dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously, and ramped rates change over a twelve-month and twenty-four-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run a non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10.0% for a 100-basis point shift, 15.0% for a 200-basis point shift, 20.0% for a 300-basis point shift, and 25.0% for a 400-basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.

The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	September 30, 2024
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	12.8%	(13.1)%
+300	9.7	(9.8)
+200	6.6	(6.3)
+100	3.3	(3.0)
Base
-100	(3.9)	3.0
-200	(6.0)	6.1
-300	(7.6)	9.5
-400	(7.9)	14.2
We have found that, historically, interest rates on deposits do not change completely in tandem with the changes in the discount and federal funds rates. Overall, interest rates on deposits typically experience a lower degree of rate change than changes in market interest rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis, meaning that process by which we measure the gap between interest rate sensitive assets versus interest rate sensitive liabilities. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. The federal funds target rate range has increased 525 basis points starting with the Federal Reserve Board’s first rate increase in March 2022, and in order to remain competitive as market interest rates increased, we increased interest rates paid on our deposits. During September 2024, the Federal Reserve cut the federal funds target rate range 50 basis points from a 23-year high of 5.25% to 5.50% to 4.75% to 5.00%.
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, we continually evaluate and seek to enhance our internal controls over financial reporting, and, in this regard, we have recently made certain enhancements designed to identify and mitigate events like the questioned activity by the former banker in East Texas previously discussed in this report.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a)    Not applicable.
(b)    Not applicable.
(c)    In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
There were no stock repurchases during the quarter ended September 30, 2024.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

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

10.1	Origin Bancorp, Inc. Omnibus Incentive Plan incorporated by reference to Appendix A to the Company's Definitive Proxy Statement Schedule 14 A filed March 14, 2024 (File No. 001-38487)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	November 6, 2024	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 6, 2024	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer