Form 10-K/A
period 2023-12-31
Origin Bancorp, Inc.
filed 2025-02-26
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Origin Bancorp, Inc. (the “Company”) for the fiscal year ended December 31, 2023, amends the Company’s Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “Original Filing”).
The Company is filing this Amendment No. 1 to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing. This Amendment No. 1 is limited in scope to make the following changes:
•To amend Part II, Item 8. Financial Statements and Supplementary Data to revise the “Report of Independent Registered Public Accounting Firm” of Forvis Mazars, LLP (formerly FORVIS, LLP,) on the Company’s internal control over financial reporting and the consolidated financial statements as of December 31, 2023.
•To amend Part II, Item 9A. Controls and Procedures to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, solely due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the filing of Original Filing.
•To amend Exhibit 23, Consent of Forvis Mazars, LLP.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2025, have been executed and are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.1 to this Amendment No. 1. Part IV, Item 15 of the Original Filing has been amended to reflect the new certifications.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated or amended the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are true and complete as of any date other than the date of the Original Filing, except for the amended statements contained in this Amendment No. 1 which are made as of the date of filing this Amendment No. 1. This Amendment No. 1 should thus be read in conjunction with the Original Filing and any of the Company’s other filings with the SEC subsequent to the dates of the Original Filing, together with any amendments to those filings.

ORIGIN BANCORP, INC.
FORM 10-K/A
DECEMBER 31, 2023

PART II
Item 8.    Financial Statements and Supplementary Data
ORIGIN BANCORP, INC.
Financial Statements
DECEMBER 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
Shareholders, Board of Directors, and Audit Committee
Origin Bancorp, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 (except as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised), as to which the date is February 26, 2025) expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting.
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

Allowance for Credit Losses
The Company’s loan portfolio totaled $7.66 billion as of December 31, 2023, and the allowance for credit losses on loans was $96.9 million. The Company’s unfunded loan commitments totaled $2.4 billion, with an allowance for credit losses of $4.7 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $1.3 billion as of December 31, 2023, and the allowance for credit losses on securities was $63,000. Together these amounts represent the allowance for credit losses (ACL).
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
•Tested the design and operating effectiveness of controls, including those related to technology, over the allowance for loan credit losses, including:

◦loan data completeness and accuracy;
◦reconciliation of loan balances accounted for at amortized cost to underlying detail;
◦classifications of loans by loan pool;
◦historical charge-off data;
◦the calculation of loss rates given probability of default and loss given default;
◦review of commercial real-estate appraisals;
◦the calculation of estimated remaining lives of the loans;
◦the establishment of qualitative adjustments;
◦loan credit risk ratings;
◦establishment of specific ACL on individually evaluated loans;
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
•Tested estimated utilization rate of unfunded loan commitments; and
•Evaluated documentation prepared to assess the methodology utilized by third party performing the ACL calculation for securities for reasonableness.

/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2016.
Little Rock, Arkansas
February 28, 2024 (except as to the effects of the material weakness, as to which the date is February 26, 2025)

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
Maturities of time deposits, at December 31, 2023, are as follows:

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements
The ESPP shares purchased are as follows for the dates indicated:

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures — An evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Management subsequently re-evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report, the result of which provides the basis for filing this Amendment No. 1.
Based on our re-evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, the internal control over financial reporting was not effective solely due to a material weakness in the Company’s internal controls over financial reporting relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts.
Management’s annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the internal control over financial reporting at December 31, 2023, was not effective solely due to a material weakness in the Company’s internal controls over financial reporting relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts. The effectiveness of our internal control over financial reporting at December 31, 2023, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as the circumstances that led to the material weakness had not yet been identified.
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

Report of Independent Registered Public Accounting Firm
Shareholders, Board of Directors, and Audit Committee
Origin Bancorp, Inc.
Opinion on the Internal Control over Financial Reporting
We have audited Origin Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
•Management determined that the internal control over financial reporting at December 31, 2023 was not effective due to a material weakness in the Company’s internal controls over financial reporting relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts.
This material weakness was considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated February 28, 2024 (except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness described above, as to which the date is February 26, 2025) on those consolidated financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, and our report dated February 28, 2024 (except for restatement as to the effectiveness of internal control over financial reporting for the material weakness described above, as to which the date is February 26, 2025) expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Report of Independent Registered Public Accounting Firm
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

/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 28, 2024 (except for the material weakness described in the second paragraph above, as to which the date is February 26, 2025)

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

10.40 *	Origin Bancorp, Inc. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2021 (File No. 001-38487)

21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Company's original Form 10-K filed February 28, 2024

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Origin Bancorp, Inc. Clawback Policy, dated October 2, 2023, incorporated by reference to Exhibit 97 to the Company's original Form 10-K filed February 28, 2024

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.
(Registrant)
Date: February 26, 2025	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 26, 2025
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Wallace, IV	February 26, 2025
William J. Wallace, IV, Chief Financial Officer/Senior Executive Officer (Principal Financial Officer)

/s/ Stephen H. Brolly	February 26, 2025
Stephen H. Brolly, Chief Accounting Officer/Senior Executive Officer (Principal Accounting Officer)

/s/ Daniel Chu	February 26, 2025
Daniel Chu, Director

/s/ James S. D’Agostino	February 26, 2025
James S. D’Agostino, Director

/s/ James E. Davison, Jr.	February 26, 2025
James E. Davison, Jr., Director

/s/ Jay Dyer	February 26, 2025
Jay Dyer, Director

/s/ A. La’Verne Edney	February 26, 2025
A. La’Verne Edney, Director

/s/ Meryl Farr	February 26, 2025
Meryl Farr, Director

/s/ Richard Gallot, Jr.	February 26, 2025
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 26, 2025
Stacey W. Goff, Director

/s/ Cecil Jones	February 26, 2025
Cecil Jones, Director

/s/ Michael A. Jones	February 26, 2025
Michael A. Jones, Director

/s/ Gary E. Luffey	February 26, 2025
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 26, 2025
Farrell J. Malone, Director

/s/ Lori Sirman	February 26, 2025
Lori Sirman, Director

/s/ Elizabeth E. Solender	February 26, 2025
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 26, 2025
Steven Taylor, Director