Form 10-Q/A
period 2024-03-31
Origin Bancorp, Inc.
filed 2025-02-26
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Origin Bancorp, Inc. (the “Company”) for the fiscal quarter ended March 31, 2024, amends the Company’s Form 10-Q for the fiscal quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2024 (the “Original Filing”).
The Company is filing this Amendment No. 1 to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing. This Amendment No. 1 is limited in scope to make the following changes:
•To amend Part I, Item 4. Controls and Procedures to state management’s conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, solely due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the date of the Original Filing.
•To amend Part II, Item 6. Exhibits to include currently dated certifications from the Company’s principal executive officer and principal financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2025, which have been executed and are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.1 to this Amendment No. 1.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated or amended the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, are true and complete as of any date other than the date of the Original Filing, except for the amended statements contained in this Amendment No. 1 which are made as of the date of filing this Amendment No. 1. This Amendment No. 1 should thus be read in conjunction with the Original Filing and any of the Company’s other filings with the SEC subsequent to the dates of the Original Filing, together with any amendments to those filings.

ORIGIN BANCORP, INC.
FORM 10-Q/A
MARCH 31, 2024

PART I: FINANCIAL INFORMATION
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures — We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Management subsequently re-evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report, the result of which provides the basis for filing this Amendment No. 1.
Based on our re-evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report solely due to a material weakness in the Company’s internal controls over financial reporting relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts.
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting as the extent of circumstances that led to the material weakness had not yet been identified.
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

10.1
Form of Incentive Agreement for Director Restricted Stock Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's original Form 10-Q filed May 7, 2024)

10.2
Form of Incentive Agreement for Restricted Stock Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Company's original Form 10-Q filed May 7, 2024)

10.3
Form of Incentive Agreement for Performance Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.3 to the Company's original Form 10-Q filed May 7, 2024)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Instance Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	February 26, 2025	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	February 26, 2025	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer
6