Form 10-Q/A
period 2024-09-30
Origin Bancorp, Inc.
filed 2025-02-26
CIK 1516912

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Origin Bancorp, Inc. (the “Company”) for the fiscal quarter ended September 30, 2024, amends the Company’s Form 10-Q for the fiscal quarter ended September 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on November 6, 2024 (the “Original Filing”).
The Company is filing this Amendment No. 1 to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s disclosure controls and procedures and internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing. This Amendment No. 1 is limited in scope to make the following changes:
•To amend Part I, Item 4. Controls and Procedures to state management’s conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 solely due to a material weakness in the Company’s internal control over financial reporting identified subsequent to the date of the Original Filing.
•To amend Part II, Item 6, Exhibits to include currently dated certifications from the Company’s principal executive officer and principal financial officer required under Section 302 and 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2025, which have been executed and are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.1 to this Amendment No. 1.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated or amended the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, are true and complete as of any date other than the date of the Original Filing, except for the amended statements contained in this Amendment No. 1 which are made as of the date of filing this Amendment No. 1. This Amendment No. 1 should thus be read in conjunction with the Original Filing and any of the Company’s other filings with the SEC subsequent to the dates of the Original Filing, together with any amendments to those filings.

ORIGIN BANCORP, INC.
FORM 10-Q/A
SEPTEMBER 30, 2024

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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting as the circumstances that led to the material weakness had not yet been identified. We continually evaluate and seek to enhance our internal controls over financial reporting, and, in this regard, we have recently made certain enhancements designed to identify and mitigate events like the questioned activity by the former banker in East Texas previously discussed in the Original Filing.
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