Form 10-K
period 2024-12-31
Origin Bancorp, Inc.
filed 2025-02-27
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $927.7 million as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,212,430 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 23, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2024

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
•fluctuating and/or volatile interest rates, capital markets and the impact of inflation on our business, financial results, financial projections, models and guidance, as well as the impact on our customers (including the velocity and levels of deposit withdrawals and loan repayments);
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
•the impact of fraud or misconduct by internal or external parties which we may not be able to prevent, detect or mitigate;
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
•compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and others relating to banking, consumer protection, securities and tax matters;
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
PART I
Item 1.    Business
Our Company
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “the Company” or “Origin” refer to Origin Bancorp, Inc., a Louisiana corporation, and its consolidated subsidiaries. All references to “Origin Bank” or “the Bank” refer to Origin Bank, our wholly-owned bank subsidiary.
Origin Bancorp, Inc. is a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently operates more than 60 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. As noted in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Noninterest Expense section of this report we expect to close six of these banking centers at the end of February 2025. At December 31, 2024, we had total assets of $9.68 billion, total loans held for investment (“LHFI”) of $7.57 billion, total deposits of $8.22 billion and total stockholders’ equity of $1.15 billion.
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
We are committed to building unique client experiences through a strong culture, experienced leadership team and a focus on delivering unmatched customer service throughout Texas, Louisiana, Mississippi and now in South Alabama and the Florida Panhandle. Our success has been based on (1) a talented team of relationship bankers, executives and directors; (2) a diverse footprint with stable and growth-oriented markets; (3) differentiated and customized delivery and service; (4) our core deposit franchise and (5) an ability to significantly leverage our infrastructure and technology.

Successful execution of our strategic plan has produced significant growth in our franchise. Since 2005, we have enhanced our growth by integrating four bank acquisitions, entering de novo into several expansion markets, expanding our product offerings in mortgage lending as well as in insurance and private banking. We have supported our markets by hiring a number of experienced in-market bankers and banking teams. In 2024, we entered our Southeast market, consisting of South Alabama and the Florida Panhandle, with two banking locations staffed with experienced relationship bankers and their support personnel. To support our growth, we have raised over $589.6 million of new Tier 1 capital since 2006, including proceeds from our initial public offering completed in May 2018, we issued subordinated notes that are treated as Tier 2 capital for regulatory purposes in 2020, and we completed an all stock merger valued at $307.8 million in 2022. Through these efforts, we have successfully increased our market share in our key geographic markets.
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
We will continue to evaluate selective acquisition opportunities that we believe could enhance our business model within our attractive geographic footprint and other complementary markets.
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
Expanding Revenue Sources
We offer commercial and retail customers a wide range of products and services that provide us with a diversified revenue stream and help us to solidify customer relationships. We provide products and services that compete with large, national banks but with the personalized attention and responsiveness of a relationship-focused community bank. Our offerings include traditional retail deposits, treasury management, commercial deposits, commercial and consumer loans, mortgage origination, insurance, mobile banking and online banking. Our clients value our ability to provide the sophisticated products and services of larger banks, but with a local and agile decision-making process, a focus on building personal relationships, and a commitment to investing in the local economy and community. This allows us to build Origin Bank by focusing on stable core deposit relationships, high credit quality loans, and fee income generated by value-added services. It also allows us to develop strong relationships across industries, creating a diverse commercial loan portfolio.

We believe we have an attractive mix of loans and deposits. At December 31, 2024, our loans held for investment (“LHFI”) portfolio was comprised of 31.1% commercial and industrial loans including mortgage warehouse loans, and 44.1% commercial real estate loans, including construction/land/land development loans. Our commercial real estate loans are 39.4% owner occupied and 60.6% non-owner occupied. At December 31, 2024, approximately 23.1% of our deposits were noninterest-bearing demand deposits.
We recently announced Optimize Origin, which is an initiative to drive elite financial performance and enhance our award-winning culture built on three primary pillars:
•Productivity, Delivery & Efficiency
•Balance Sheet Optimization
•Culture & Employee Engagement
This initiative established a near term target of greater than a 1% ROAA run rate by the fourth quarter of 2025 and an ultimate target of top quartile ROAA, achieved in part by branch consolidations, headcount reductions, securities optimization, capital optimization, and cash/liquidity management. We believe the actions we have taken to date will drive earnings improvement of approximately $20.0 million annually on a pre-tax basis.
Our Markets
We currently operate in the markets of Dallas/Fort Worth, Houston, East Texas, North Louisiana, Mississippi, South Alabama and the Florida Panhandle, all of which offer attractive combinations of diversity, growth and stability.
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
In 2022, we entered the East Texas market and expanded our footprint across the I-20 corridor. The BT Holdings, Inc., (“BTH”) merger solidified our presence in the Dallas/ Fort Worth market. We believe the strong reputation and commitment of both banks will provide growth in both markets and allow us to strengthen relationships in the communities we serve.
The North Louisiana markets offer a stable economic climate with lower costs associated with deposit gathering and our operational platform. Our footprint in Mississippi comprises areas of significant commercial investment and additional growth opportunities. In 2024, we entered our Southeast market, consisting of South Alabama and the Florida Panhandle, with two banking locations staffed with experienced relationship bankers and their support personnel. The Southeast market is supported by strong economic growth, a skilled workforce, and strong defense industry presence, along with expanding infrastructure. We believe all of our markets provide favorable business climates and continued opportunity for growth, and now with our expansion into Southern Alabama and the Florida Panhandle we have further grown our presence across the lower half of the United States.
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

Lending Activities
We originate loans secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio at the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2024	2023
Owner occupied commercial real estate	$975,947	$953,822
Non-owner occupied commercial real estate	1,501,484	1,488,912
Total commercial real estate	2,477,431	2,442,734
Construction/land/land development	864,011	1,070,225
Residential real estate	1,857,589	1,734,935
Total real estate	5,199,031	5,247,894
Commercial and industrial	2,002,634	2,059,460
Mortgage warehouse lines of credit	349,081	329,966
Consumer loans	22,967	23,624
Total LHFI	$7,573,713	$7,660,944
Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years, with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary, secondary, and tertiary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry-specific trends and collateral. Commercial real estate loans have contributed interest income of $146.5 million, $135.1 million and $88.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, while construction/land/land development loans have contributed interest income of $73.9 million, $69.6 million and $36.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Consumer Loans and Residential Real Estate Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family residential mortgage loans generally secured by property located in our primary market areas. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale. Consumer and residential real estate loans have contributed interest income of $100.6 million, $83.9 million and $51.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans have contributed interest income of $163.9 million, $155.8 million and $90.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Mortgage Warehouse Loans. Mortgage warehouse loans are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. The loans are underwritten by the approved mortgage company using agency or investor guidelines. The loans are then committed to a secondary market investor and are primarily made up of agency-eligible conventional loans (Fannie Mae, Freddie Mac), government loans (Federal Housing Administration (“FHA”) loans, Veterans Administration loans, U.S. Department of Agriculture Rural Housing Development loans) and qualified jumbo loans. Mortgage warehouse loans have contributed interest income of $31.6 million, $21.5 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Lending Policies. We have established common documentation requirements and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. During 2024, credit relationships of $8.0 million or greater were generally presented to the corporate loan committee for approval or ratification of approval prior to committing to the loan. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank’s board of directors reviews our lending policies and procedures at least annually. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. Origin Bank is subject to certain legal lending limits under the Louisiana Banking Law and Federal Reserve Regulation O. At December 31, 2024, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, excluding mortgage warehouse lines of credit, based upon our internal risk rating of the relationship. Due to multiple sources of repayment, mortgage warehouse lines of credit have a general in-house lending limit ranging between $75.0 million and $100.0 million to any one borrower.
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. At December 31, 2024, we held $8.22 billion of total deposits and have grown deposits at a compound annual growth rate of 17.2% since December 31, 2003. At December 31, 2024, 93.4% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000, brokered and Certificate of Deposit Account Registry Service deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. At December 31, 2024, 54.8% of our deposits were business deposits, 32.6% were consumer deposits and 11.7% were public fund deposits. We employ a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window and other borrowings.
Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers in order to support our core banking strategy. Revenue from our mortgage banking activities was $6.6 million, $3.4 million and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. In early 2024, we sold substantially all of our mortgage servicing rights (“MSR”) asset and recorded a $410,000 gain on the sale.

Insurance
We offer a wide variety of commercial and personal property and casualty insurance products through our wholly-owned insurance agency subsidiary, Forth Insurance. With over 35 years of growth in the insurance industry and over 130 experienced professionals, our agency has primary market locations across Louisiana, but also serves customers in Texas, Mississippi, Arkansas and other states across the United States. Insurance commission and fee income was $26.8 million, $25.1 million and $22.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Banking Services
Given customer demand for increased convenience and account access, we offer a wide range of products and services, including 24-hour internet banking and voice response information, mobile applications, cash management, business credit cards, overdraft protection, direct deposit, safe deposit boxes, automatic account transfers, peer-to-peer electronic pay solutions and personal financial management solutions.
Information Technology Systems
We continue to make significant investments in our information technology systems for our banking operations and treasury services to enhance our capabilities to offer new products and overall customer experience, to provide scale for future growth and acquisitions, and to increase controls and efficiencies in our back-office operations. Our core data processing platform is from a nationally-recognized bank processing vendor, and we leverage the capabilities of a third-party service provider in developing our network design and architecture. We also actively manage our business continuity plan and utilize top tier cybersecurity solutions within our networks. The majority of our other systems, including electronic funds transfer and transaction processing, are operated in-house. Online banking services and other public-facing web services are performed using third-party service providers. We strive to follow all recommendations outlined by the Federal Financial Institutions Examination Council and we perform regular tests of the adequacy of our contingency plans for key functions and systems.

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
Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Texas, Louisiana, Mississippi, South Alabama and the Panhandle of Florida, including various national banks. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.
Human Capital Management
At December 31, 2024, we had 1,031 full-time equivalent employees, who benefit from a variety of initiatives designed to retain, grow, and develop them in becoming the best versions of themselves. At Origin, our culture has always been the foundation of our success. We work to define our culture in everything we do. It is in our attitudes, our diversity, our core values; it is in our interactions with our customers and communities. Culture is the soul of who we are as a company, and it starts with our employees.

Social Impact
At Origin, we believe success is built on the collaborative efforts of exceptional talent. Our ongoing focus is to leverage this diverse array of knowledge and skills, fostering an inclusive environment that is a driving force for sustained growth. Making a difference for our customers starts with setting an example through our own actions. We employ proven, knowledgeable team members with extensive expertise when it comes to our banking and insurance activities. Each member of our Origin team brings their own personal experiences and interests to inform the service they provide. In addition, we learn from our customers and use this new understanding to go out and improve the places we call home.

One of our core values is genuine respect for yourself and others. This value makes the support of diversity, equity and inclusion a natural fit for our culture and essential to the way we conduct business, foster individual and team enrichment, and participate in our communities. We believe it is only with a diverse, equitable, and inclusive workplace that the organization can truly perform at its best, carry out its vision, and make a difference in the communities we serve. In 2023, Origin Bank announced the formation of the Diversity Council, which consists of 17 diverse employees that collectively advance our Diversity, Equity, and Inclusion efforts in a way that makes a difference within our workplace and in the communities we serve. We believe all employees should be given opportunities to perform to their full potential, knowing their performance will be measured and rewarded fairly.
Health & Wellness
We provide competitive compensation and benefits in order to attract and retain top talent. In addition to base pay and stock awards, we administer several incentive programs that are designed to link performance to pay and drive results towards the achievement of overall corporate goals. We offer robust health, wellness and financial benefits as detailed below. In addition, we provide unique and exclusive benefits through programs such as DreamManager®, Smart Dollar, Origin Leadership Academies and Project Enrich.
We are committed to our employees' mental and physical health and safety. We offer a robust benefits package which includes:
•Comprehensive medical benefits with $0 cost options for employees
•Competitive ancillary benefits, such as dental, vision, critical illness, legal and identify theft coverage
•Generous paid time off (“PTO”) policy
•Company-paid short and long-term disability and life insurance
•Flexible spending accounts for both healthcare and dependent care
•Health savings accounts with Company contributions
•401(k) retirement savings program with Company match, along with free access to financial advisors to assist with retirement planning
•Employee Stock Purchase Program
•Paid parental leave
•Employee Assistance Program which offers counseling and mental wellness appointments at no cost to the employee

Employee Engagement
Our Dream Manager® program assists our employees in meeting their own personal and professional goals in addition to helping them improve physically, emotionally, intellectually, and spiritually. Over 300 employees have participated in this program since 2019. We also offer a nationally-recognized financial wellness program (“SmartDollar”) that is designed to assist our employees in becoming debt-free and in saving money for emergencies and retirement, empowering them to become better financially prepared for their future, which during 2024, had an over 46% participation rate. Due to our adoption rate, we won a national award in 2021 from the Dave Ramsey Foundation called the “Vision” award. We employ a full-time certified Holistic Health Coach who spearheads our Health & Wellness initiatives. In addition to providing health and wellness information on a regular basis to all employees, we currently have approximately 10% of our employees working individually with our Health Coach to meet their desire to be healthier, physically and mentally. As of December 31, 2024, participants have lost a total of 4,560 pounds.
Community & Volunteerism
Since our inception, we have been deeply committed to building relationships and making a difference in our local communities. Investing in people, neighborhoods and local businesses is part of our mission. We strive to understand the needs of the people in our local communities and how we can help them attain their goals and improve the quality of lives throughout our footprint.
Additionally, in one specific initiative designed to help the communities we serve, our Project Enrich program provides employees with up to twenty hours of paid time off per year to volunteer in their communities. In 2024, the employees of Origin volunteered 4,615 hours in the community during working hours, not including 1,487 hours of personal time outside of working hours. To supplement our volunteer work, we seek out areas where we can make an additional impact through financial donations. Our Bank on Their Future program was created to help provide support to local schools and thereby invest in our community's future.
Over the past several years, Origin Bank has been recognized for our commitment to our communities and our customers, including:
•United Way Circle of Honor and Gold Award
•Spirit of Giving Award
•Boys and Girls Club as well as multiple educational initiatives
Origin has a responsibility under the Community Reinvestment Act (‘CRA’) to help meet the credit needs of its communities. We believe that helping to meet these needs is necessary for the continued growth and vitality of our communities. Our current community investment strategy includes lending, broadening digital access, and increasing financial literacy programs. Through strategic nonprofit partnerships, inspiring volunteer experiences, and philanthropy, our corporate responsibility efforts are focused on creating a better world. Building on over 100 years of working in our community, Origin offers unique opportunities for collective action, enhancing existing giving and volunteer initiatives with the Origin community.
Employee Feedback
Attracting, developing and retaining talented employees is critical to our success and is an integral part of our human capital strategy. Employee feedback is highly valued at Origin and our employees provide anonymous input via multiple engagement surveys each year, facilitated by Glint, a people success platform built on an approach that helps organizations increase employee engagement, develop their people, and improve business results.
We receive hundreds of written comments from each survey that in turn are used to improve processes, policies, or programs which show tangible affirmation of those comments. We also have continued a practice that was implemented at the beginning of the pandemic called “The Origin Insider,” a meeting series that takes a deep dive into various topics and departments, and often features executive speakers. This program gives employees an inside look at executives on a personal level, allows employees to learn about other areas of the Bank and provides education that supports physical and mental awareness. These meetings occur monthly and feature internal and external speakers who discuss a wide range of topics designed to promote employee engagement and satisfaction.

Talent Development
We have begun to enhance our culture and talent management function by implementing a Human Capital Management (‘HCM’) program. We make significant investments in formal development programs to build our talent pipeline. Talent development at Origin begins with our comprehensive recruitment program and continues throughout the employee life cycle. The Company recognizes that its success is highly dependent on its ability to attract, retain and develop our people. To foster this development, the Company engages in annual succession planning focused on building a strong, diverse talent pipeline.
We conduct regular talent succession assessments along with individual performance reviews in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with career development. Our Giving Interns Valuable Experience (“G.I.V.E.”) program was launched in 2021 and since that time, we have welcomed a diverse group of 64 interns from 29 different universities. Over 56% of interns have been minorities.
We provide our employees and their families access to a platform called “Right Now Media at Work” which has thousands of streaming videos dedicated to both personal and professional development. This tool is designed to enhance work, life and leadership skills and is used for team building and individual development plans. In addition, employees can access a variety of personal care topics such as finances, relationships and mental health.
We utilize assessment tools such as Predictive Index to ensure employees are placed in jobs which best suit their skills and personalities. We also use these insights for team building by teaching employees how to better understand and communicate with each other based on their profile.
We believe it is critical to support our employees in their career development goals; and, we provide various paths to assist employees in their development. We strive to promote from within when possible, so most open positions are posted internally before we begin looking externally to hire. This allows us to provide more growth opportunities for current employees. In addition, all employees have access to the Origin Career Center, which provides multiple resources to assist employees in identifying their career path goals and what steps need to be taken to enhance their promotional opportunities. Our Career Manager program offers young professionals one-on-one time with senior leaders to accelerate their understanding of the business of banking. In 2023, we launched a formal mentorship program where employees connect with an experienced mentor in structured sessions which prepare them for future growth opportunities.
We provide advanced development for next-generation leaders via our formal Leadership programs, the Origin Leadership Academy and the Emerging Leaders Council, which provide structured training and collaboration with other aspiring leaders throughout the organization. The Origin Leadership Academy is a two-year program designed to prepare participants to move into executive roles as part of our succession planning. Participants are chosen by senior management. The Emerging Leaders Council is a one-year program designed to train and develop rising leaders in our organization. Both programs feature interactive team building activities, group projects, and in-depth leadership training.
Inclusion & Belonging
Our commitment to inclusion starts with our goal of attracting, retaining, and developing a workforce that is diverse in background, knowledge, skill, and experience. Origin is committed to providing equal employment opportunities, and makes all recruiting, payment, performance, and promotion decisions based on merit, without discrimination.
Origin is committed to enhancing our workforce at all levels of the organization and providing equal opportunity in all aspects of employment. In 2024, the Company continues to make progress toward attracting and retaining an inclusive workforce. The Company's talent acquisition team attends multiple job fairs throughout the year that allow us to connect with many talented and diverse candidates who may later become employed. We also have engaged a third-party workforce development company that utilizes a connected system of job recruiting sites that post our employment opportunities with various professional and industry organizations, skilled trade associations and universities. In addition, our G.I.V.E. internship program is designed to develop a strong pool of diverse candidates through on-campus recruiting with local colleges and universities, including Historically Black Colleges and Universities (“HBCUs”) in our markets.

The Origin Diversity Council was launched in 2023 and has served to make a difference within our workplace and in the communities we serve. The Council hosted Origin Connections Month in November, which featured multiple fun and engaging opportunities for employees to build relationships and learn more about each other’s backgrounds and cultures. The Council also introduced a “Welcome Buddy” program which partners new hires with an employee who can help them quickly get acclimated and connected in the workplace. Members of the Diversity Council are committed to attending networking events and job fairs to assist in our efforts to recruit diverse candidates.
Because of the great emphasis we place on connections, our team members form relationships with those around them based on mutual respect, dignity and understanding. The Company has strict non-discrimination and anti-harassment policies in place and these policies drive a workplace and workforce that embraces the highest ethical and moral standards.
We surveyed our employees in regard to inclusion and belonging. Nine out of ten responses in the survey exceeded the benchmarks of Glint's top 10% of global companies. The previously mentioned Diversity Council was one initiative that was launched based on the results of the survey and it will collectively advance our diversity, equity, and inclusion efforts in a way that makes a difference within our workplace and in the communities we serve. In 2024, our Diversity Council continued Employee Spotlights as a platform to drive engagement and build connections by sharing employees’ stories to highlight different backgrounds and cultures within our organization.
Our team members form deeper relationships with those around them based on mutual respect, dignity and understanding. The Company has non-discrimination and anti-harassment policies as outlined in our Employee Handbook. The Board oversees and periodically reviews our human rights policies, while our Chief Human Resources Officer is responsible for its ongoing implementation, reporting to the Board and its committees on any significant issues. These policies drive a workplace and workforce that embraces the highest ethical and moral standards. Furthermore, all employees participate in inclusion training. We also offer weekly micro lessons to our managers through a program called Blue Ocean Brain which supports our endeavor to reimagine inclusion in the workplace and provides our employees with a wide array of learning topics.
Origin has been recognized as a “Best Bank to Work For” by American Banker magazine for twelve consecutive years, which we believe is attributable to our deep commitment to corporate culture, and our focus on initiatives to support and develop our employees. This ranking is based on feedback from surveys given directly to the American Banker magazine from our employees.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Corporate Information
We were organized as a business corporation in 1991 under the laws of the state of Louisiana. Our principal executive offices are located at 500 South Service Road East, Ruston, Louisiana 71270, and our telephone number is (318) 255-2222. Our website is www.origin.bank. We make available at this address, free of charge, our Annual Report on Form 10-K, our annual reports to stockholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These documents are also available on the SEC’s website at www.sec.gov. The information contained on, or accessible from, our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
If Origin Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Origin Bank receives a rating of less than satisfactory under the Community Reinvestment Act (“CRA”), the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Origin Bank is well-capitalized under applicable regulatory standards as of December 31, 2024, and Origin Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
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
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person, entity or group may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person, entity or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any FDIC-insured bank, such as Origin Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person, entity or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the New York Stock Exchange. Additionally, our independent registered public accounting firm, Forvis Mazars, LLP, is required to comply with rules established by the Public Company Accounting Oversight Board (“PCAOB”) as they related to the completion of the audit of our consolidated financial statements. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have spent, and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which banking organizations may continue to engage and requires us to maintain a compliance program. Banking organizations, such as us, with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets are exempt from the Volcker Rule. At December 31, 2024, we had total consolidated assets of $9.68 billion and our expectation is that we will exceed $10 billion in total consolidated assets during 2025.
Based on the Company’s current activities, we do not currently expect that the Volcker Rule will have a material effect on our businesses or revenue after exceeding $10 billion, although it may prevent us from engaging in certain new activities or increase the compliance cost of new activities.
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Origin Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. Proposed rules were issued in 2011, 2016 and 2024, but as of December 31, 2024, these rules have not been implemented. For banks between $1 to $50 billion, the proposed rules would prohibit certain types of incentive compensation that the agencies deem as encouraging inappropriate risks, require adherence to principles of balancing risk and reward, required effective risk management over incentive compensation and enhance oversight and recordkeeping. Further, the capital conservation buffer (described below under Capital Requirements) limits discretionary bonus payments to bank executives if the institution’s regulatory capital ratios failed to exceed certain thresholds. We and Origin Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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

We and Origin Bank are subject to the following risk-based capital ratios: a Common Equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of credit loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
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
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
Throughout and as of December 31, 2024, the Company’s and Origin Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Origin Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025. Please see Note 17 — Capital and Regulatory Matters in the notes to the consolidated financial statements for consolidated capital ratios of the Company and Origin Bank as of December 31, 2024.
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
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Origin Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Origin Bank may pay. Origin Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, Origin Bank may pay dividends to us without the approval of the OFI so long as the amount of the dividend does not exceed the Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The Bank is required to obtain the approval of the OFI for any amount in excess of this threshold. Additionally, to pay dividends to us, under Louisiana law Origin Bank must have unimpaired surplus that equals or exceeds fifty percent of its outstanding capital stock. Further, under federal law, Origin Bank may not pay any dividend to us if it is undercapitalized, or the payment of the dividend would cause it to become undercapitalized.
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
Under a Federal Reserve policy adopted in 2009 and revised in 2020, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
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

Regulation of the Bank
Origin Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the OFI. As a member bank of the Federal Reserve System, Origin Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. As of January 27, 2025, the annual dividend rate for member banks with $12.841 billion or less in total assets is fixed at 6%, which currently applies to us. However, the annual dividend rate for member banks with total assets in excess of $12.841 billion, is based on a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
The deposits of Origin Bank are insured by the FDIC up to applicable limits, and, accordingly, Origin Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over Origin Bank. In addition, as discussed in more detail below, Origin Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
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

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024. At December 31, 2022, our estimated uninsured deposits were below the threshold for assessment.
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
The federal Financial Crimes Enforcement Network (“FinCEN”) has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years. On June 30, 2021, FinCEN published the first set of “national Anti-Money Laundering (“AML”) priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.

Economic Sanctions
The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and nonowner-occupied, nonfarm nonresidential properties and loans for construction, land development, and other land (excluding loans secured by farmland) of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both consumer and commercial clients. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. As of December 31, 2024, our CRE loan concentrations were below the Guidance thresholds discussed above.
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
On October 25, 2023, the Federal Reserve proposed to lower the maximum interchange fee that a non-exempt issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The Federal Reserve extended the comment period for its proposed changes to its debit card interchange fee rule until May 12, 2024, and at December 31, 2024, the proposal is still under review. At December 31, 2024, we had total consolidated assets of $9.68 billion and our expectation is that we will exceed $10 billion in total consolidated assets during 2025. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations beginning in the second half of 2026.

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
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of non-public consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. Origin Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach. Origin Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused. The Bank is also required to notify the Federal Reserve within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
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

Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the client obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the client not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board (“FRB”) to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
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
In addition, on December 12, 2024, the CFPB issued a final rule that caps overdraft fees at (i) $5 per transaction, or (ii) an amount per transaction calculated to cover specific costs and losses relating to overdrafts. The final rule is scheduled to take effect on October 1, 2025, and is applicable to banks with more than $10 billion in assets. At December 31, 2024, we had total consolidated assets of $9.68 billion and our expectation is that we will exceed $10 billion in total consolidated assets during 2025. At this time, there is still some uncertainty surrounding this rule’s ultimate disposition and the timing of its effectiveness on Origin.
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

Non-Discrimination Policies
Origin Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The Department of Justice has increased its efforts to prosecute what it regards as violations of the ECOA and the FHA.
Effect of Governmental Monetary Policies.
The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window” and open market operations as directed by the Federal Open Market Committee. These policies influence, to a significant extent, the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.
LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) did not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act. The Company and the Bank fully transitioned its LIBOR-based contracts to other indices, primarily SOFR, as of December 31, 2023.
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
•The geographic concentration of our markets in Texas, Louisiana, Mississippi, South Alabama and the Florida Panhandle makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy;
•Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality;
•The loss of executive management or other key employees, as well as our ability to attract and retain profitable bankers, could adversely impact our business or reputation;
•Fraud, unauthorized access, cyber-crime and other threats to data security has impacted and may cause harm to our business, additionally, the impact of fraud or misconduct by internal or external parties which we may not be able to prevent, detect or mitigate;
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
•Risks related to ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
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
•The rapid advancement and integration of artificial intelligence in financial services present risks related to data security, regulatory compliance, algorithmic biases, and operational reliability, which could impact our business, reputation, and regulatory obligations;
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
We are operating in an uncertain economic environment. Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Economic uncertainty and an inflationary, recessionary or stagnant economy could result in financial stress on our borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for credit losses. We could also face the following risks in connection with the following events:
•inflationary pressures remained elevated throughout 2023 and 2024, and may to continue into 2025;
•market developments, economic stagnation or slowdowns, and tariffs are expected to affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;
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
•monetary policy or other market conditions could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition;
•increased taxes would limit our ability to pursue growth and return profits to shareholders; and
•erosion in the fiscal condition of the U.S. Treasury, the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets, result in new taxes and trigger recessionary conditions.
If these conditions or similar ones continue to exist or worsen, we could experience adverse effects on our financial condition.
Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. In response to growing signs of inflation, the Federal Reserve rapidly increased interest rates during 2022 and 2023 and took further actions to mitigate inflationary pressures. These interest rate changes had a number of negative effects on our business, including reducing the value of our securities portfolio, increasing our interest rate expense, and decreasing demand for new loans, particularly residential mortgages. Future rapid changes in interest rates, in either direction, may make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, or having other adverse impacts on our business. Decreases in interest rates could result in an acceleration of loan prepayments. Continued increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business.
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

Additionally, further increases in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Moreover, although we have implemented practices, we believe will reduce the potential effects of changes in interest rates on our net interest income, these practices may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.
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
Inflation rose over the last several years to levels not seen for over 40 years. Inflationary pressures may continue into 2025. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. While the Federal Reserve has cut interest rates in late 2024, current interest rates remain significantly higher than interest rates as of early 2022. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.
The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which may adversely impact our liquidity, results of operations, financial condition and capital position.
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
Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan credit losses that represents management’s judgment of expected losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan credit losses and additional expenses may be incurred. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance. Further, if actual charge-offs in future periods exceed our estimation of charge-offs, we may need additional provision for loan credit losses to restore the adequacy of our allowance for loan credit losses. If we are required to materially increase our level of allowance for loan credit losses for any reason, such increases could have an adverse effect on our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing certain of our loans and result in loan and other losses.
Real estate values in our markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. At December 31, 2024, $5.20 billion, or 68.6%, of our total LHFI was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.
The geographic concentration of our markets in Texas, Louisiana, Mississippi, and most recently into Alabama and Florida makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike larger financial institutions that are more geographically diversified, we are a regional bank concentrated in the Interstate 20 corridor between the Dallas/Fort Worth metropolitan area, East Texas, North Louisiana and Jackson, Mississippi, as well as in Houston, Texas and Oxford, Mississippi. Recently, we expanded our presence into Mobile, Alabama and Fort Walton Beach, Florida. At December 31, 2024, 69.2% of our total loans (by dollar amount), excluding mortgage warehouse lines of credit, were made to borrowers who reside or conduct business in Texas, 18.4% attributable to Louisiana and 7.1% attributable, in total, to Mississippi, Mobile, Alabama and Fort Walton Beach, Florida and majority of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. At December 31, 2024, our non-owner-occupied commercial real estate loans totaled $1.50 billion, or 19.8%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan credit losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
At December 31, 2024, approximately $2.00 billion, or 26.4%, of our total loans were commercial and industrial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. At December 31, 2024, the size of our average loan held for investment was approximately $567,242. Further, at December 31, 2024, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 11.3% of our outstanding loan portfolio, and 10.1% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan credit losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
If we fail to establish and maintain effective internal controls over financial reporting, our financial statements could contain a material misstatement, which could adversely affect our business and financial condition.
Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal controls over financial reporting. As part of this process, we are required to document and test our internal controls over financial reporting, management is required to assess and issue a report concerning our internal controls over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected on a timely basis. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
As described in Part II, Item 9A — Controls and Procedures of Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 26, 2025, we identified a material weakness in our internal controls over financial reporting relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts. A material weakness, as defined by the SEC rules, is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2024, we implemented remediation actions to address the material weakness in our internal controls and, as of December 31, 2024, this material weakness has been deemed remediated.

If additional material weaknesses in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.
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
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of our data processing functions are not handled by us directly but are outsourced to third-party providers. Our facilities and systems, and those of our third-party service providers, may be vulnerable to threats to data security, security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
It is difficult or impossible to defend against every risk being posed by changing technologies or criminals’ intent on committing cyber-crime. Our controls and protections and those of our vendors could prove inadequate. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other companies in the United States, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of our own. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted, and in some cases, prevented.
Cybersecurity risks are growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.

Our business is susceptible to fraud.
The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress, the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected litigation expense, other costs and loan losses that exceed those that have been provided for in the allowance for credit losses.
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
Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain profitable bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy, which could have an adverse effect on our business, financial condition and results of operations.
We will be subject to heightened regulatory requirements if our total assets exceed $10 billion as of December 31 of any calendar year.
As of December 31, 2024, our total assets were $9.68 billion, and we expect our total assets to grow in excess of $10 billion during the 2025 year. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to limits on debit interchange fees pursuant to Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment; eligible for potentially a smaller dividend on holdings of Federal Reserve Bank stock; subject to the Volcker Rule’s limitations on proprietary trading and investments or sponsorship in covered funds; subject to the large bank assessment methodology for calculating FDIC insurance premiums; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, among other things, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank.

We will become subject to reduced debit interchange income and overdraft income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
Debit card interchange fee restrictions set forth in the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year end. At December 31, 2024, we had total consolidated assets of $9.68 billion and our expectation is that we will exceed $10 billion in total consolidated assets during 2025. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Our interchange fees for the year ended December 31, 2024, were $8.3 million.
Similarly, the CFPB recently adopted final rules, effective October 1, 2025, that limits the overdraft fees that banks with more than $10 billion in assets can charge per occurrence. During 2024, our total overdraft fee income was $2.2 million. At this time, there is still some uncertainty surrounding this rule’s ultimate disposition and the timing of its effectiveness on Origin.
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
Over recent years we have faced increased public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion (“DEI”), environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations. Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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
The Financial Accounting Standards Board (“FASB”) and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies) and an established and growing demand for mobile and other phone and computer banking applications. The effective use of technology increases efficiency and enables financial institutions to reduce costs as well as service our customers better. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses and have increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.
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
We are dependent on the use of data and modeling in our management’s decision-making and faulty data, or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.
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
Historically, we have originated mortgage loans for sale in the secondary market. When mortgage loans are sold in the secondary market, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. The mortgage loan sale agreements require us to repurchase or substitute mortgage loans or indemnify buyers against losses, in the event we breach these representations and warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated by us through our broker or correspondents, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchaser of mortgage loans against us or the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser enforces their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, it could diminish our liquidity, which could have an adverse effect on our business, financial condition and results of operations. We were not required to repurchase any material amount of mortgage loans sold into the secondary market during 2024, 2023 or 2022.
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
At December 31, 2024, the fair value of our portfolio of available for sale investment securities was approximately $1.10 billion, which included a net unrealized loss of approximately $134.9 million, before taxes. The unrealized loss resulted from the decline in fair value of our available for sale investment securities portfolio starting during the year ended December 31, 2022, and continuing through the year ended December 31, 2024, which decline was primarily due to the steepening of the short end of the yield curve as a result of the rapid increase in interest rates intended to reduce inflation. The unrealized loss negatively impacted total stockholders’ equity. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.
We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, account analysis and mortgage servicing. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure or breach of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. In addition, we have engaged a third-party to administer our mortgage servicing activities through a subservicing arrangement. While we endeavor to manage and oversee our third-party vendors, these vendors may have contact with our customers and address customer complaints, which creates reputational and, potentially, regulatory risk. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.
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
We and certain of our directors, officers and subsidiaries are named from time to time as defendants in litigation and are the subject of investigations and other proceedings relating to our business and activities, including, during 2024 and continuing into 2025, proceedings relating to the questioned activity discussed in detail in Part II, Item 8, Note 18 — Commitments and Contingencies under Loss Contingencies. Past, present and future litigation has included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental, law enforcement and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions, amendments and/or restatements of our SEC filings and/or financial statements, determinations of material weaknesses in our disclosure controls and procedures or other relief. Substantial legal liability or significant regulatory action against us, as well as matters in which we are involved that are ultimately determined in our favor, could materially adversely affect our business, financial condition or results of operations, cause significant reputational harm to our business, divert management attention from the operation of our business and/or result in additional litigation.
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
We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our stockholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the U.S., and not stockholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, limit the magnitude of fees we can charge our customers, impose limitations on the business activities in which we can engage, limit the dividends or distributions that Origin Bank can pay to us, and that we can pay to our stockholders, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than U.S. GAAP alone would generally require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations. See the discussion above at Supervision, Regulation, and Other Factors for an additional discussion of the extensive regulation and supervision the Company and the Bank are subject to.
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
The federal Bank Secrecy Act, USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, or FinCEN, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and may coordinate enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal bank regulatory agencies and state bank regulators also have increased their focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations.

Failure by Origin Bank to perform satisfactorily on its Community Reinvestment Act (“CRA”) evaluations could make it more difficult for our business to grow.
The performance of a bank under the CRA, in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If Origin Bank is unable to maintain at least a “Satisfactory” CRA rating, our ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If Origin Bank received an overall CRA rating of less than “Satisfactory”, the Federal Reserve would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future.
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
In particular, the realization of any of the risks described in this “Risk Factors” section of this report or other unknown risks could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume of our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.
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
Before engaging third-party service providers, we perform due diligence in order to identify and evaluate their cyber risks. This process is led by the Operational Risk Management team and includes participation of dedicated information security resources. Risk assessments are performed using Service Organization Controls (“SOC”) reports and other tools. Third party service providers processing sensitive client data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cyber security threats and unauthorized access to the sensitive data. After contract executions, third-party service providers undergo ongoing monitoring to ensure they continue to maintain internal controls and protocols designed to manage cybersecurity risk to systems, assets, data, and capabilities.
As part of our information security program, we have adopted an Information and Cybersecurity Incident Response Plan (Incident Response Plan), which is primarily overseen by our Senior Vice President, Information Security Officer (“ISO”). The Incident Response Plan describes our processes and procedures for responding to cybersecurity incidents, outlining various work streams, including containment and remediation actions by information technology and security personnel, as well as operational response actions by business, communications, and risk personnel. Our incident response team performs exercises to simulate responses to cybersecurity events.
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

Cybersecurity Governance
Our Board of Directors is responsible for overseeing our business and affairs, including risks associated with cybersecurity threats. The Board oversees our corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Risk Committee. Management also participates in Cyber Risk and Information Technology Committees used to govern and oversee the information security program. The Risk Committee receives updates from management regarding review and assessments of cybersecurity and technology risk consistent with FFIEC guidance. Cybersecurity governance is a standing agenda item on each Risk Committee meeting. The Risk Committee reports to the full Board on a quarterly basis, including an overview of all matters discussed and approved at each Risk Committee meeting. Additionally, we have engaged the former Chief Information Officer of a Fortune 500 global technology company to consult with our Board of Directors, management, and management-level Cyber Risk and Information Technology Committees on cybersecurity and data privacy matters.

Our ISO is responsible for the Company’s information security program. Our ISO holds a degree in Computer Information Systems and is a graduate of Louisiana Tech University. He possesses over 18 years of experience in diverse technology and information security roles within the financial services sector, with five years’ experience in the ISO role. In this role, the ISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The ISO is a member of our Corporate Operations group and reports to our Chief Risk Officer, who in turn reports to our President and CEO. The ISO regularly attends Risk Committee meetings to review the Company’s material cybersecurity developments and risks, and otherwise periodically provides relevant cybersecurity updates to the Risk Committee, as appropriate.
Item 2.    Properties
At December 31, 2024, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operated through over 60 locations in Texas, Louisiana, Mississippi, South Alabama, and the Florida Panhandle, including loan production offices. At December 31, 2024, we had 18 banking centers in North Louisiana, 15 banking centers in the Dallas-Fort Worth metroplex area, nine banking centers in East Texas, nine banking centers in the Houston metroplex, seven banking centers in the Ridgeland, Mississippi area, and one banking center each in South Alabama and the Florida Panhandle. We expect to close six of these banking centers at the end of February 2025, four in the Dallas-Fort Worth market, and one each in the Louisiana and Mississippi markets. At December 31, 2024, Origin Bank owned its main office building and 30 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, the terms of which range from month to month to 29 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
At December 31, 2024, our insurance holdings operated through 12 leased offices primarily located in Louisiana.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “OBK”. Our common stock began trading on the Nasdaq Global Select Market on May 9, 2018. Prior to that date, there was no public trading market for our common stock.
At February 15, 2025, there were approximately 9,389 holders of record of our common stock as reported by our transfer agent.
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors. The primary source for dividends paid to stockholders are dividends or capital distributions paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends. See “Item 1. Business - Regulation and Supervision” above and see Note 17 — Capital and Regulatory Matters contained in Part II, Item 8 of this report.
Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq OMX ABA Community Bank TR index (collectively the “Indices”) for the period beginning on December 31, 2019, through December 31, 2024. Our stock was previously traded on Nasdaq under the symbol “OBNK” and is currently listed on the New York Stock Exchange under the symbol “OBK”. The following reflects index values as of close of trading, assumes $100.00 invested on December 31, 2019, in our common stock, and the Indices and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.
After careful consideration of industry, average asset size, market capitalization, constituents within the indices, and overall comparability to our compensation peer group, we have determined the most comparable index is represented by the Nasdaq OMX ABA Community Bank TR Index.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Origin Bancorp, Inc.	$100.00	$74.55	$116.63	$101.12	$99.86	$95.23
Nasdaq Composite Index	100.00	143.64	174.36	116.65	167.30	215.22
Nasdaq OMX ABA Community Bank TR Index	100.00	89.64	121.03	111.12	108.99	125.60
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
At December 31, 2024, there remained $50.0 million of capacity under the stock repurchase program. There were no stock repurchases during the year ended December 31, 2024.

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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Discussion in this Form 10-K includes results of operations and financial condition for 2024 and 2023 and year-over-year comparisons between 2024 and 2023. For discussion on results of operations and financial condition pertaining to 2023 and 2022 and year-over-year comparisons between 2023 and 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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
Allowance for Loan Credit Losses. The allowance for loan credit losses (“ALCL”) represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate loans held for investment (“LHFI”) on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. The amount of the ALCL is affected by loan charge-offs, which decrease the allowance, recoveries on loans previously charged off, which increase the allowance, as well as the provision for loan credit losses charged to income, which increases the allowance. In determining the provision for loan credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and periodically reviews the size and composition of the loan portfolio in light of current and forecasted economic conditions. If actual losses exceed the amount of ALCL, it could materially and adversely affect our earnings. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Credit losses are charged against the ALCL when management believes the loss is confirmed.

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
General
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly-owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently has over 60 locations from Dallas/Fort Worth, East Texas, Houston, across North Louisiana, Mississippi, South Alabama and into the Florida Panhandle. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
Results of Operations
The year ended December 31, 2024, was impacted by certain questioned activity involving a former banker which is explained in detail in Part II, Item 8, Note 18 — Commitments and Contingencies under Loss Contingencies. These items negatively impacted our diluted EPS of $2.45 by $0.29 for the year ended December 31, 2024.

Comparison of Results of Operations for the Years Ended December 31, 2024, 2023 and 2022

	At and for the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Net income	$76,492	$83,800	$87,715

Financial ratios:
ROAA(1)	0.77%	0.84%	1.01%
ROAE(1)	6.92	8.38	10.81

Capital ratio:
Book value per common share	$36.71	$34.30	$30.90
____________________________ (1)All average balances are calculated using average daily balances.
Net Interest Income and Net Interest Margin
Net interest income for the year ended December 31, 2024, was $300.4 million, an increase of $809,000, or 0.3%, compared to the year ended December 31, 2023. The increase was primarily driven by a $50.5 million increase in interest income earned on LHFI and a $15.7 million decrease in interest expense incurred on Federal Home Loan Bank (“FHLB”) advance & other borrowings, offset by a $58.4 million increase in interest expense paid on interest-bearing deposits and a $6.5 million decrease in interest income earned on investment securities, during the year ended December 31, 2024, compared to the year ended December 31, 2023.
Interest income earned on LHFI during the year ended December 31, 2024, increased in substantially all loan categories when compared to the year ended December 31, 2023. Interest income earned on real estate-based loans, mortgage warehouse lines of credit and commercial and industrial loans contributed $32.4 million, $10.1 million and $8.0 million, respectively, of the $50.5 million total increase in interest income earned on LHFI when compared to the year ended December 31, 2023. Increases in interest rates drove $17.9 million, $5.5 million and $2.8 million of the increase in interest income earned on real estate-based loans, commercial and industrial loans, and mortgage warehouse lines of credit, and increases in average loan balances drove $14.6 million, $7.3 million and $2.5 million of the increase in interest income earned on real estate-based loans, mortgage warehouse lines of credit and commercial and industrial loans for the comparable periods, respectively.
The increase in average rates and average balances of interest-bearing deposits during the year ended December 31, 2024, contributed increases of $43.3 million and $15.1 million, respectively, to interest expense when compared to the year ended December 31, 2023. The average rate on interest-bearing deposits was 3.86% for the year ended December 31, 2024, an increase of 65 basis points, from 3.21% for the year ended December 31, 2023. The increase in average balances of interest-bearing deposits was primarily driven by a $296.2 million increase in average money market deposit balances.
Lower average balances in investment securities contributed a decrease of $7.7 million in interest income and the decrease in average balance in FHLB advances and other borrowings contributed a decrease of $15.5 million in interest expense, during the year ended December 31, 2024, compared to the year ended December 31, 2023, as a result of a strategic decision to sell available for sale securities to pay down borrowings and fund loan growth during the intervening period.
The Federal Reserve Board (“FRB”) sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. On September 18, 2024, the FRB reduced the federal funds target rate range by 50 basis points, to a range of 4.75% to 5.00%, marking the first rate reduction since early 2020. Prior to this movement, the fed funds rate was at a 23-year high, reflecting a total federal funds target rate range increase of 525 basis points since the FRB started raising rates in early 2022 through the last federal funds target rate range increase in mid-2023. During the second half of 2024, the federal funds target range has decreased 100 basis points from its cycle high with the current federal funds target range set to 4.25% to 4.50% on December 18, 2024. While the FRB has eased rates, the impact of higher interest rates for a sustained period of time continues to be reflected in our fully tax equivalent net interest margin (“NIM-FTE”) as well as in other financial metrics.

The NIM-FTE was 3.22% for the year ended December 31, 2024, a one basis point decrease from 3.23% for the year ended December 31, 2023. The decrease was primarily due to a 51-basis point increase in the rate paid on interest-bearing liabilities to 3.88% for the year ended December 31, 2024, from 3.37% for year ended December 31, 2023, compared to a 42-basis point increase in the yield earned on interest-earning assets to 6.01% from 5.59%.
During the quarter ended December 31, 2024, we executed a bond portfolio optimization strategy aimed at enhancing long-term yields and improving overall portfolio performance. This strategy involved selling lower-yielding investment securities prior to their maturity and using the proceeds to purchase higher-yielding investments. As a result, we replaced securities with a total book value of $188.2 million and a weighted average yield of 1.51%, with new securities totaling $173.7 million with a weighted average yield of 5.22%, realizing a loss of $14.6 million. The weighted average duration of the securities portfolio increased to 4.46 years as of December 31, 2024, compared to 4.28 years as of December 31, 2023. Due to the timing of this transaction, the optimization positively impacted our NIM-FTE by one basis point for the year ended December 31, 2024, while on an annual basis, the estimated positive impact in NIM-FTE is seven basis points. While the associated loss, net of the increase in interest income, resulted in a $0.35 negative impact to diluted EPS for the year ended December 31, 2024, we believe the trade-off in yield represents an attractive opportunity with an estimated increase in annual net interest income of $5.6 million and earn-back period of 2.4 years.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the year ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024			2023			2022
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,485,800	$146,507	5.89%	$2,404,530	$135,117	5.62%	$1,951,246	$88,175	4.52%
Construction/land/land development	1,035,871	73,910	7.14	1,015,178	69,630	6.86	708,758	36,352	5.13
Residential real estate	1,799,963	98,732	5.49	1,629,589	81,964	5.03	1,143,190	49,635	4.34
Commercial and industrial	2,087,361	163,868	7.85	2,054,081	155,842	7.59	1,675,719	90,499	5.40
Mortgage warehouse lines of credit	420,665	31,587	7.51	314,079	21,476	6.84	420,639	18,732	4.45
Consumer	22,962	1,819	7.92	24,627	1,918	7.79	20,913	1,444	6.91
LHFI	7,852,622	516,423	6.58	7,442,084	465,947	6.26	5,920,465	284,837	4.81
Loans held for sale	13,306	858	6.45	18,055	868	4.81	32,272	1,313	4.07
Loans receivable	7,865,928	517,281	6.58	7,460,139	466,815	6.26	5,952,737	286,150	4.81
Investment securities-taxable	1,045,520	26,642	2.55	1,295,871	31,682	2.44	1,497,226	27,795	1.86
Investment securities-non-taxable	146,815	3,672	2.50	214,232	5,098	2.38	270,701	7,172	2.65
Non-marketable equity securities held in other financial institutions	62,579	2,417	3.86	67,956	3,408	5.01	58,441	1,802	3.08
Interest-earning deposits in banks	279,945	14,573	5.21	318,559	16,388	5.14	349,484	3,685	1.05
Total interest-earning assets	9,400,787	564,585	6.01	9,356,757	523,391	5.59	8,128,589	326,604	4.02
Noninterest-earning assets	557,803			584,263			557,642
Total assets	$9,958,590			$9,941,020			$8,686,231

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,164,991	$191,620	3.71%	$4,725,929	$144,324	3.05%	$4,066,981	$29,025	0.71%
Time deposits	1,444,954	63,253	4.38	1,398,734	52,133	3.73	616,197	4,484	0.73
Total interest-bearing deposits	6,609,945	254,873	3.86	6,124,663	196,457	3.21	4,683,178	33,509	0.72
FHLB advances & other borrowings	34,203	1,602	4.68	327,792	17,258	5.26	444,426	9,411	2.12
Subordinated indebtedness	161,232	7,744	4.80	198,856	10,119	5.09	176,028	8,406	4.78
Total interest-bearing liabilities	6,805,380	264,219	3.88	6,651,311	223,834	3.37	5,303,632	51,326	0.97
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,887,884			2,147,019			2,422,132
Other liabilities	159,676			142,786			148,984
Total liabilities	8,852,940			8,941,116			7,874,748
Stockholders’ Equity	1,105,650			999,904			811,483
Total liabilities and stockholders’ equity	$9,958,590			$9,941,020			$8,686,231
Net interest spread			2.13%			2.22%			3.05%
Net interest income and margin		$300,366	3.20		$299,557	3.20		$275,278	3.39
Net interest income and margin - (tax equivalent)(2)		$302,405	3.22		$302,132	3.23		$278,403	3.42
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

	Year Ended December 31, 2024 vs. Year Ended December 31, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$4,567	$6,823	$11,390
Construction/land/land development	1,419	2,861	4,280
Residential real estate	8,569	8,199	16,768
Commercial and industrial	2,525	5,501	8,026
Mortgage warehouse lines of credit	7,288	2,823	10,111
Consumer	(130)	31	(99)
Loans held for sale	(228)	218	(10)
Loans receivable	24,010	26,456	50,466
Investment securities-taxable	(6,121)	1,081	(5,040)
Investment securities-non-taxable	(1,604)	178	(1,426)
Non-marketable equity securities held in other financial institutions	(270)	(721)	(991)
Interest-earning deposits in banks	(1,986)	171	(1,815)
Total interest-earning assets	14,029	27,165	41,194
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	13,408	33,888	47,296
Time deposits	1,723	9,397	11,120
FHLB advances & other borrowings	(15,457)	(199)	(15,656)
Subordinated indebtedness	(1,915)	(460)	(2,375)
Total interest-bearing liabilities	(2,241)	42,626	40,385
Net interest income	$16,270	$(15,461)	$809

	Year Ended December 31, 2023 vs. Year Ended December 31, 2022
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$20,483	$26,459	$46,942
Construction/land/land development	15,716	17,562	33,278
Residential real estate	21,118	11,211	32,329
Commercial and industrial	20,434	44,909	65,343
Mortgage warehouse lines of credit	(4,745)	7,489	2,744
Consumer	256	218	474
Loans held for sale	(578)	133	(445)
Loans receivable	72,684	107,981	180,665
Investment securities-taxable	(3,738)	7,625	3,887
Investment securities-non-taxable	(1,496)	(578)	(2,074)
Non-marketable equity securities held in other financial institutions	293	1,313	1,606
Interest-earning deposits in banks	(326)	13,029	12,703
Total interest-earning assets	67,417	129,370	196,787
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	4,703	110,596	115,299
Time deposits	5,694	41,955	47,649
FHLB advances & other borrowings	(2,470)	10,317	7,847
Subordinated indebtedness	1,090	623	1,713
Total interest-bearing liabilities	9,017	163,491	172,508
Net interest income	$58,400	$(34,121)	$24,279
Provision for Credit Losses
We recorded a provision expense of $7.4 million for the year ended December 31, 2024, a $9.3 million decrease from $16.8 million for the year ended December 31, 2023, primarily driven by a $8.8 million decrease in the provision for loan credit losses.
The net decrease in provision expense for loan credit losses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was mainly due to decreases of $8.5 million and $7.1 million in collectively and individually evaluated reserves, respectively, which decreases were offset by the $4.1 million provision increase associated with the questioned activity recognized during the year ended December 31, 2024, as discussed in detail in Part II, Item 8, Note 18 — Commitments and Contingencies under Loss Contingencies.
During the period, we experienced a $6.7 million increase in net charge-offs. The increase in charge-offs was mainly driven by charge-offs relating to four commercial and industrial relationships totaling $15.2 million during the year ended December 31, 2024, compared to four commercial and industrial relationships totaling $6.8 million being the major driver for charge-offs during the year ended December 31, 2023. The increase in charge-offs was partially offset by increase in recoveries on two commercial and industrial relationships totaling $4.6 million during the year ended December 31, 2024.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
Noninterest income:	2024	2023	2022	$ Change	% Change	$ Change	% Change
Insurance commission and fee income	$26,759	$25,085	$22,869	$1,674	6.7%	$2,216	9.7%
Service charges and fees	19,015	18,803	17,669	212	1.1	1,134	6.4
Other fee income	8,917	8,089	7,279	828	10.2	810	11.1
Mortgage banking revenue	6,580	3,356	6,722	3,224	96.1	(3,366)	(50.1)
Swap fee income	323	1,277	457	(954)	(74.7)	820	N/M
(Loss) gain on sales of securities, net	(14,799)	(11,635)	1,664	(3,164)	27.2	(13,299)	N/M
Change in fair value of equity investments	5,188	10,096	—	(4,908)	(48.6)	10,096	N/A
Other income	3,396	3,264	614	132	4.0	2,650	N/M
Total noninterest income	$55,379	$58,335	$57,274	$(2,956)	(5.1)	$1,061	1.9
____________________________
N/M = Not meaningful.
N/A = Not applicable.

Noninterest income for the year ended December 31, 2024, decreased by $3.0 million, or 5.1%, to $55.4 million, compared to $58.3 million for the year ended December 31, 2023. The decrease was primarily due to a decrease of $4.9 million in the change in fair value of equity investments and a $3.2 million increase in loss on sales of securities, net, partially offset by increases of $3.2 million and $1.7 million in mortgage banking revenue and insurance commission and fee income, respectively.
Change in fair value of equity investments. The decrease in change in fair value of equity investments was primarily due to a $5.2 million positive valuation adjustment on a non-marketable equity security during the year ended December 31, 2024, which was more than offset by a $10.1 million positive valuation adjustment on the same non-marketable equity security that occurred during the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, we observed multiple orderly transactions for this equity security indicating a price change had occurred and adjusted our basis upwards accordingly.
Mortgage banking revenue. The $3.2 million increase in mortgage banking revenue compared to the year ended December 31, 2023, was primarily driven by a $1.8 million increase in gain on sale of loans held for sale primarily due to higher profit margins and increased sales volume, and a net $1.3 million increase in mortgage banking revenue caused by $1.8 million MSR asset impairment recorded during the year ended December 31, 2023, which was offset by a $410,000 gain on sale of the MSR asset during the year ended December 31, 2024.
Loss on sales of securities, net. The $3.2 million increase in loss on sales of securities, net, was mainly driven by a $14.6 million loss recognized in the last quarter of 2024 as a result of our bond portfolio optimization strategy transaction. This was partially offset by a $11.8 million loss recognized in the second half of 2023, resulting from a strategic decision to use securities sale proceeds to pay down FHLB advances and support loan growth in our markets.
Insurance commission and fee income. The $1.7 million increase in insurance commission and fee income was mainly due to increases in both direct bill commission and contingency income. The increase in direct bill commission was mainly driven by higher commissions from property and casualty insurance. The increase in contingency income was mainly due to new commercial accounts combined with lower claims for catastrophic events experienced by our insurance agency counterparties during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
Noninterest expense:	2024	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$148,823	$138,819	$118,971	$10,004	7.2%	$19,848	16.7%
Occupancy and equipment, net	27,865	26,783	20,203	1,082	4.0	6,580	32.6
Data processing	13,497	11,590	10,456	1,907	16.5	1,134	10.8
Office and operations	11,441	10,834	8,120	607	5.6	2,714	33.4
Intangible asset amortization	7,979	9,628	5,488	(1,649)	(17.1)	4,140	75.4
Regulatory assessments	6,902	6,456	3,547	446	6.9	2,909	82.0
Advertising and marketing	6,150	5,986	4,431	164	2.7	1,555	35.1
Professional services	6,610	5,931	3,813	679	11.4	2,118	55.5
Loan-related expenses	3,164	5,035	6,097	(1,871)	(37.2)	(1,062)	(17.4)
Electronic banking	5,162	4,712	3,958	450	9.6	754	19.1
Franchise tax expense	2,897	3,334	3,582	(437)	(13.1)	(248)	(6.9)
Merger-related expense	—	—	6,171	—	N/A	(6,171)	(100.0)
Other expense	10,548	6,108	5,582	4,440	72.7	526	9.4
Total noninterest expense	$251,038	$235,216	$200,419	$15,822	6.7	$34,797	17.4
____________________________
N/A = Not applicable.
Noninterest expense for the year ended December 31, 2024, increased by $15.8 million, or 6.7%, to $251.0 million, compared to $235.2 million for the year ended December 31, 2023, primarily due to increases of $10.0 million, $4.4 million $1.9 million and $1.1 million in salaries and employee benefits, other noninterest, data processing and occupancy and equipment, net expenses, respectively. These increases were partially offset by decreases of $1.9 million and $1.6 million in loan-related expenses and intangible asset amortization, respectively.
Salaries and employee benefits. The $10.0 million increase in salaries and employee benefits expense was primarily driven by increases of $6.6 million, $2.0 million, $1.7 million, and $1.5 million in salary expense, incentive compensation bonus, share-based compensation, and medical insurance expenses respectively. The increase was partially offset by an employee retention credit (“ERC”) of $1.7 million that was recorded during the year ended December 31, 2024, and related to the operations of BTH Bank, N.A., which we acquired in 2022. The ERC is a refundable tax credit for certain eligible businesses that had employees affected during the COVID-19 pandemic. The increase in salary expense was mainly attributed to raises given as a result of our annual salary reviews combined with an increase driven by our entry into South Alabama and the Florida Panhandle markets during 2024. The increase in incentive compensation bonuses can be attributed primarily to elevated anticipated payouts, driven by a greater focus on meeting deposit objectives. This is evidenced by a larger sum of incentives linked to these deposit goals, alongside an increase in accruals associated with financial targets for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in share-based compensation was primarily due to evaluation adjustments on performance stock units to align with payout expectations based on company performance. Medical insurance expense increased as a result of higher insurance premiums combined with higher self-insurance claims during the current period.
Other noninterest expense. The $4.4 million increase in other noninterest expense was primarily due to $4.3 million in contingency expense related to certain questioned activity involving a former banker in our East Texas market, as explained in detail in Part II, Item 8, Note 18 — Commitments and Contingencies under Loss Contingencies.
Data Processing. The $1.9 million increase in data processing expense was primarily due to an increase of $1.1 million in software expenses, primarily driven by new services and increased fees for the year ended December 31, 2024, compared to the year ended December 31, 2023. Also, contributing a combined increase of $749,000 were increased expenses associated with core services, compliance systems and data processing costs.

Occupancy and equipment, net. The $1.1 million increase in occupancy and equipment, net was primarily due to an increase in expense associated with the accounting for our strategic profitability initiative which includes consolidation of eight banking centers, five in the Dallas-Fort Worth market, with one each in the Houston, Louisiana and Mississippi markets. We expect to close six of these banking centers at the end of February 2025, which combined with the two branch closures that occurred mid-year 2024, is expected to reduce our occupancy expense by approximately $4.6 million annually.
Loan-related expenses. The $1.9 million decrease in loan-related expenses was primarily due to decreases of $675,000 and $630,000 in loan related legal fees and servicing costs, respectively.
Intangible asset amortization. The $1.6 million decrease in intangible asset amortization is primarily due to the accelerated amortization method used to measure the amortization expense of the assets, as well as certain intangible assets that were fully amortized during the year ended December 31, 2023.
Income Tax Expense
For the year ended December 31, 2024, we recognized income tax expense of $20.8 million, compared to $22.1 million for the year ended December 31, 2023. Our effective tax rate was 21.4% for the year ended December 31, 2024, compared to 20.9% for the year ended December 31, 2023.
Comparison of Financial Condition at December 31, 2024, and December 31, 2023
General
Total assets decreased by $43.9 million, or 0.5%, to $9.68 billion at December 31, 2024, from $9.72 billion at December 31, 2023. The decrease in total assets is primarily due to decreases of $151.1 million and $87.2 million in available for sale securities and LHFI, respectively. These decreases were partially offset by an increase of $189.8 million in cash and cash equivalents. LHFI were $7.57 billion at December 31, 2024, a decrease of 1.1%, compared to $7.66 billion at December 31, 2023. Available for sale securities declined to $1.10 billion, reflecting a 12.1% decrease, at December 31, 2024, compared to $1.25 billion at December 31, 2023. Cash and cash equivalents increased to $470.2 million, an increase of 67.7%, at December 31, 2024, compared to $280.4 million at December 31, 2023.
Total liabilities decreased by $126.2 million, or 1.5%, to $8.53 billion at December 31, 2024, from $8.66 billion at December 31, 2023. Federal Home Loan Bank advances, repurchase obligations and other borrowings decreased $71.1 million, or 85.1%, to $12.5 million at December 31, 2024, from $83.6 million at December 31, 2023. Subordinated debentures decreased $34.3 million, or 17.7%, to $159.9 million at December 31, 2024, from $194.3 million at December 31, 2023. Total deposits decreased by $28.0 million, or 0.3%, to $8.22 billion at December 31, 2024, from $8.25 billion at December 31, 2023, primarily due to a decrease of $364.8 million in brokered deposits, which was partially offset by increases of $184.6 million and $157.9 million and interest-bearing demand and money market deposits, respectively.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At December 31, 2024, 75.2% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 77.1% at December 31, 2023.

The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	December 31, 2024		December 31, 2023		2024 vs. 2023
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,477,431	32.7%	$2,442,734	31.9%	$34,697	1.4%
Construction/land/land development	864,011	11.4	1,070,225	14.0	(206,214)	(19.3)
Residential real estate	1,857,589	24.5	1,734,935	22.6	122,654	7.1
Total real estate	5,199,031	68.6	5,247,894	68.5	(48,863)	(0.9)
Commercial and industrial	2,002,634	26.5	2,059,460	26.9	(56,826)	(2.8)
Mortgage warehouse lines of credit	349,081	4.6	329,966	4.3	19,115	5.8
Consumer	22,967	0.3	23,624	0.3	(657)	(2.8)
Total LHFI	$7,573,713	100.0%	$7,660,944	100.0%	$(87,231)	(1.1)
______________________
(1)Includes owner-occupied CRE of $975.9 million and $953.8 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, total LHFI were $7.57 billion, a decrease of $87.2 million, or 1.1%, compared to $7.66 billion at December 31, 2023. The decrease was primarily driven by a decline of $206.2 million in construction/land/land development loans, which was partially offset by an increase of $122.7 million in residential real estate loans. Total LHFI at December 31, 2024, excluding mortgage warehouse lines of credit, were $7.22 billion, reflecting a decrease of $106.3 million, or 1.5%, compared to December 31, 2023.
A significant portion, 32.7%, of our LHFI portfolio at December 31, 2024, consisted of CRE loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the CRE loan portfolio, by portfolio industry sector and collateral location as of December 31, 2024.

	December 31, 2024
(Dollars in thousands)	Texas	Louisiana	Mississippi	All Other States	Total
Non-owner occupied CRE:
Office building	$276,409	$22,101	$34,535	$17,930	$350,975
Retail shopping	251,607	39,501	33,156	92,508	416,772
Real estate & construction	165,801	50,533	5,406	39,993	261,733
Healthcare	71,378	45,065	5,734	27,131	149,308
Hotels	3,348	50,656	35,095	9,246	98,345
All other sectors	145,493	11,865	9,184	57,809	224,351
Total non-owner occupied CRE	914,036	219,721	123,110	244,617	1,501,484
Owner occupied CRE:
Real estate & construction	173,736	46,545	17,357	13,714	251,352
Retail shopping	121,840	15,380	643	1,812	139,675
Consumer Services	45,474	15,076	257	—	60,807
Entertainment & Recreation	37,562	22,954	10,167	—	70,683
All other sectors	252,176	120,035	25,665	55,554	453,430
Total owner occupied CRE	630,788	219,990	54,089	71,080	975,947
Total CRE loans	$1,544,824	$439,711	$177,199	$315,697	$2,477,431

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at December 31, 2024. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	December 31, 2024
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$410,216	$1,768,831	$287,801	$10,583	$2,477,431
Construction/land/land development	333,071	471,091	40,870	18,979	864,011
Residential real estate	226,142	729,610	71,963	829,874	1,857,589
Total real estate	969,429	2,969,532	400,634	859,436	5,199,031
Commercial and industrial	816,912	1,099,521	86,114	87	2,002,634
Mortgage warehouse lines of credit	349,081	—	—	—	349,081
Consumer	8,025	14,048	402	492	22,967
Total LHFI	$2,143,447	$4,083,101	$487,150	$860,015	$7,573,713

Amounts with fixed rates	$493,594	$2,141,510	$313,901	$186,192	$3,135,197
Amounts with variable rates	1,649,853	1,941,591	173,249	673,823	4,438,516
Total	$2,143,447	$4,083,101	$487,150	$860,015	$7,573,713
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $12.3 million of unpaid principal balance PCD loans at December 31, 2024, and $34.8 million of unpaid principal balance PCD loans at December 31, 2023.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	December 31, 2024	December 31, 2023
Commercial real estate	$4,974	$786
Construction/land/land development	18,505	305
Residential real estate	36,221	13,037
Commercial and industrial	15,120	15,897
Consumer	182	90
Total nonperforming LHFI	75,002	30,115
Other real estate owned:
Commercial real estate, construction/land/land development	1,340	3,068
Residential real estate	1,261	846
Former Bank premises	1,034	—
Total other real estate owned	3,635	3,914
Other repossessed assets owned	—	15
Total repossessed assets owned	3,635	3,929
Total nonperforming assets	$78,637	$34,044
Total LHFI	$7,573,713	$7,660,944
Ratio of nonperforming LHFI to total LHFI	0.99%	0.39%
Ratio of nonperforming assets to total assets	0.81	0.35
As explained in detail in Part II, Item 8, Note 18 — Commitments and Contingencies under Loss Contingencies, our credit metrics were negatively impacted by certain questioned activity involving a former banker in our East Texas market. Our investigation of this activity remains ongoing and is not final. The Company continues to work with a third-party forensic accounting team to confirm the Bank’s identification and reconciliation of the activity, and also to assist in evaluating any additional impact from the questioned activity. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position.
Nonperforming LHFI increased $44.9 million at December 31, 2024, compared to December 31, 2023, and nonperforming LHFI to LHFI increased to 0.99% compared to 0.39%. The $44.9 million increase in non-performing loans was primarily driven by one loan relationship totaling $29.0 million impacted by the questioned loan activity mentioned above. Also contributing to the increase in nonperforming LHFI at December 31, 2024, compared to December 31, 2023, were three residential real estate loan relationships totaling $9.7 million. Please see Note 4 — Loans to our consolidated financial statements contained in Part II, Item 8 of this report for more information on nonperforming loans.
The steep incline in the interest rate environment over the last several years driven by the FRB’s federal funds rate setting policy, as outlined in the Results of Operations section above, has negatively impacted borrowers with variable or floating rate loans causing their cost of borrowings to increase significantly since mid-2022. This has put pressure on borrower’s cash flow and contributed to higher overall nonperforming loans at December 31, 2024, compared to December 31, 2023.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have low expectations for the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2024, is included in Note 4 — Loans to our consolidated financial statements contained in Part II, Item 8 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We applied a probability of default, loss given default loss methodology to the loan pools at December 31, 2024. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

The following table presents the allowance for credit loss by loan category:
	December 31,
(Dollars in thousands)	2024		2023
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$16,546	32.7%	$19,625	31.9%
Construction/land/land development	7,398	11.4	9,990	14.0
Residential real estate	12,454	24.5	10,619	22.6
Commercial and industrial	53,449	26.5	55,330	26.9
Mortgage warehouse lines of credit	501	4.6	529	4.3
Consumer	712	0.3	775	0.3
Total	$91,060	100.0%	$96,868	100.0%
___________________________
(1)Represents the ratio of each loan type to total LHFI.

Our ALCL decreased by $5.8 million, or 6.0%, to $91.1 million at December 31, 2024, from $96.9 million at December 31, 2023. Changes in qualitative factors across the Company's risk pools drove a $2.6 million decline in the ALCL, driven primarily by an improved economic outlook, including lower interest rate pressures and stabilizing market conditions. The allowance for individually evaluated loans contributing another $2.7 million of the decrease for the year ended December 31, 2024, when compared to the year ended December 31, 2023. The ratio of ALCL to total LHFI decreased to 1.20% at December 31, 2024, compared to 1.26% at December 31, 2023.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Years Ended December 31,
ALCL	2024	2023
Balance at beginning of year	$96,868	$87,161
Provision for loan credit losses	8,680	17,514
Charge-offs:
Commercial real estate	480	42
Residential real estate	11	27
Commercial and industrial	22,787	11,833
Consumer	362	147
Total charge-offs	23,640	12,049
Recoveries:
Commercial real estate	530	140
Construction/land/land development	—	3
Residential real estate	16	17
Commercial and industrial	8,583	4,068
Consumer	23	14
Total recoveries	9,152	4,242
Net charge-offs	14,488	7,807
Balance at end of year	$91,060	$96,868
Ratio of ALCL to:
Nonperforming LHFI	121.41%	321.66%
LHFI	1.20	1.26
Net charge-offs as a percentage of:
Provision for loan credit losses	166.91	44.58
ALCL	15.91	8.06
Average LHFI	0.18	0.10
The ALCL to nonperforming LHFI decreased to 121.41% at December 31, 2024, compared to 321.66% at December 31, 2023, primarily driven by a $44.9 million increase in nonperforming LHFI at December 31, 2024. Past due loans to total LHFI increased to 0.56% at December 31, 2024, compared to 0.34% at December 31, 2023.

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
Our securities portfolio totaled $1.12 billion at December 31, 2024, representing a decrease of $151.9 million, or 11.9%, from $1.27 billion at December 31, 2023. The decrease was primarily due to sales, maturities and calls, as well as normal principal paydowns, which was partially offset by purchases and a decrease in unrealized losses during the year ended December 31, 2024. During the fourth quarter of 2024, we executed a bond portfolio optimization strategy aimed at enhancing long-term yields and improving overall portfolio performance. As a result, we replaced securities with a total book value of $188.2 million and a weighted average yield of 1.51% with new securities totaling $173.7 million with a weighted average yield of 5.22%, realizing a loss of $14.6 million. During the second half of 2023, we sold available for sale investment securities with total book value of $260.8 million and realized total loss of $11.8 million, the proceeds of which were used to pay down FHLB advances and support loan operations.
Our available for sale portfolio totaled $1.10 billion at December 31, 2024, which represented 98.4% of our total security portfolio and is comprised of 53.0% mortgage-backed, 23.2% municipal, 1.3% treasury/agency, 15.4% collateralized mortgage obligations and 7.1% corporate/asset-backed securities. Our available for sale portfolio totaled $1.25 billion at December 31, 2023, which represented 98.6% of our total security portfolio, and was comprised of 47.8% mortgage-backed, 22.5% municipal, 6.4% treasury/agency, 13.2% collateralized mortgage obligations and 10.1% corporate/asset-backed securities.
The securities portfolio had a weighted average effective duration of 4.46 years at December 31, 2024, compared to 4.28 years at December 31, 2023. For additional information regarding our securities portfolio, please see Note 3 — Securities to our consolidated financial statements contained in Part II, Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2024		2023
Available for sale:	Carrying Amount	% of Total	Carrying Amount	% of Total
State and municipal securities	$255,976	23.2%	$282,126	22.5%
Corporate bonds	78,236	7.1	83,635	6.7
U.S. treasury and government agency securities	13,805	1.3	79,640	6.4
Commercial mortgage-backed securities	44,284	4.0	93,396	7.5
Residential mortgage-backed securities	540,834	49.0	506,502	40.3
Commercial collateralized mortgage obligations	28,566	2.6	35,183	2.8
Residential collateralized mortgage obligations	140,827	12.8	130,144	10.4
Asset-backed securities	—	—	43,005	3.4
Total	$1,102,528	100.0%	$1,253,631	100.0%
Held to maturity:
State and municipal securities, net of allowance	$11,095		$11,615
Securities carried at fair value through income:
State and municipal securities	$6,512		$6,808

The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2024. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2024
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)	$2,189	2.67%	$33,823	1.80%	$107,550	2.31%	$112,414	2.37%	$255,976	2.27%
Corporate bonds	—	—	7,617	7.62	70,195	4.71	424	4.50	78,236	4.99
U.S. treasury and government agency securities	299	3.00	78	7.60	10,148	5.15	3,280	1.53	13,805	4.26
Commercial mortgage-backed securities	—	—	26,646	1.44	17,638	2.18	—	—	44,284	1.73
Residential mortgage-backed securities	26	3.21	1,702	2.75	12,307	2.71	526,799	2.77	540,834	2.77
Commercial collateralized mortgage obligations	—	—	9,964	3.68	16,079	2.45	2,523	4.93	28,566	3.10
Residential collateralized mortgage obligations	—	—	—	—	8,534	2.85	132,293	2.66	140,827	2.67
Total securities available for sale	$2,514	2.71	$79,830	2.50	$242,451	3.16	$777,733	2.70	$1,102,528	2.78
Held to maturity:
State and municipal securities (1)	—	—	5,153	6.35	5,992	2.50	—	2.50	11,145	4.28
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	6,512	4.51	6,512	4.51
Total	$2,514	2.71	$84,983	2.73	$248,443	3.14	$784,245	2.72	$1,120,185	2.80
____________________________
(1)Tax-exempt security yields are calculated without consideration of their tax benefit status.
The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and collateralized mortgage obligations are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay outstanding amounts. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different from the stated contractual maturity. During a period of decreasing interest rates, fixed rate mortgage-backed securities tend to experience higher prepayments of principal, which can significantly shorten the estimated average life of these securities. As interest rates continue to fall, prepayments activity may increase further, thereby accelerating the reduction in the estimated average life of these securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate cost exceeded 10.0% of our consolidated stockholders’ equity at December 31, 2024 or 2023. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.

Securities Carried at Fair Value through Income
At December 31, 2024 and 2023, we held one fixed rate community investment bond of $6.5 million and $6.8 million, respectively. We elected the fair value option on this security to offset corresponding changes in the fair value of related interest rate swap agreements.
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
Total deposits remained relatively flat at December 31, 2024, compared to December 31, 2023, with increases of $184.6 million, $157.9 million, and $40.1 million in interest-bearing demand, money market, and savings deposits, respectively, being offset by decreases of $364.8 million and $26.9 million in brokered and time deposits. Typically, higher market interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,900,651	23.1%	$1,919,638	23.3%	$(18,987)	(1.0)%
Money market	2,930,710	35.6	2,772,807	33.6	157,903	5.7
Interest-bearing demand	2,060,463	25.1	1,875,864	22.7	184,599	9.8
Time deposits	941,000	11.4	967,901	11.7	(26,901)	(2.8)
Brokered deposits(1)	80,226	1.0	444,989	5.4	(364,763)	(82.0)
Savings	310,070	3.8	269,926	3.3	40,144	14.9
Total deposits	$8,223,120	100.0%	$8,251,125	100.0%	$(28,005)	(0.3)
_____________________
(1)At December 31, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $79.99 million and $236,000, respectively. At December 31, 2023, brokered deposits included brokered time deposits of $445.0 million.
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

The following table reflects the classification of our average deposits and the average rate paid on each deposit category for the periods indicated:

	Years Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,863,361	$63,291	3.40%	$1,788,423	$50,033	2.80%	$1,545,581	$11,007	0.71%
Money market	2,942,691	119,533	4.06	2,646,447	91,685	3.46	2,233,390	17,501	0.78
Time deposits	1,004,934	39,634	3.94	928,694	27,892	3.00	611,195	4,476	0.73
Brokered deposits(1)	509,434	27,321	5.36	470,040	24,241	5.16	5,002	8	0.16
Savings	289,525	5,094	1.76	291,059	2,606	0.90	288,010	517	0.18
Total interest-bearing	6,609,945	254,873	3.86	6,124,663	196,457	3.21	4,683,178	33,509	0.72
Noninterest-bearing demand	1,887,884	—		2,147,019	—		2,422,132	—
Total average deposits	$8,497,829	$254,873	3.00	$8,271,682	$196,457	2.38	$7,105,310	$33,509	0.47
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $440.0 million and $69.4 million, respectively, for the year ended December 31, 2024. Average brokered deposits included average brokered time deposits of $470.0 million and $5.0 million for the years ended December 31, 2023, and 2022, respectively.
Our average deposit balances were $8.50 billion for the year ended December 31, 2024, an increase of $226.1 million, or 2.7%, from $8.27 billion for the year ended December 31, 2023. The average rate paid on our interest-bearing deposits for the year ended December 31, 2024, was 3.86%, compared to 3.21% for the year ended December 31, 2023.
The increase in the average cost of our deposits was primarily the result of the rapidly rising interest rate environment experienced since March 2022, when the FRB started a series of eleven federal funds target range rate increases cumulating in a 525-basis point increase to a target range of 5.25% to 5.50%. More recently, in the third and fourth quarters of 2024, the FRB cut the federal funds target range rate three times by a total of 100 basis points from a 23-year high of 5.25% to 5.50% to 4.25% to 4.50%.
Average noninterest-bearing deposits during the year ended December 31, 2024, were $1.89 billion, compared to $2.15 billion at December 31, 2023, a decrease of $259.1 million, or 12.1%, and represented 22.2% and 26.0% of average total deposits for the year ended December 31, 2024 and 2023, respectively. Noninterest-bearing deposits have been impacted by the higher interest rate environment, as customers have been moving out of noninterest-bearing deposit balances into higher interest-earning investments, however, this trend has been slowing as rates begin to stabilize.
The following table presents the maturity distribution of our time deposits and the amount of such deposits in excess of the FDIC insurance limit at December 31, 2024. There were no otherwise uninsured time deposits below the FDIC insurance limit at December 31, 2024. The estimated total amount of uninsured deposits at December 31, 2024 and 2023, was $3.66 billion and $3.58 billion, respectively.

(Dollars in thousands) Remaining maturity:	U.S. Time Deposits in Excess of the FDIC Insurance Limit	Total Time & Brokered Time Deposits
3 months or less	$119,036	$465,377
Over 3 through 6 months	96,933	333,832
Over 6 through 12 months	43,416	174,265
Over 12 months	5,460	47,516
Total	$264,845	$1,020,990

Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Short-term FHLB advances	$—	$70,000
Long-term FHLB advances	6,198	6,474
Overnight repurchase agreements with depositors	6,262	7,124
Total FHLB advances and other borrowings	$12,460	$83,598
Subordinated indebtedness, net	$159,943	$194,279
Short-term FHLB advances decreased $70.0 million, or 100.0%, at December 31, 2024, compared to December 31, 2023. Due to our increasing liquidity, we paid down our short-term advances during the year ended December 31, 2024.
Our long-term debt consists of advances from the FHLB with original maturities greater than one year and the subordinated indebtedness captioned and described below. Interest rates for FHLB long-term advances outstanding at December 31, 2024 and 2023, ranged from 1.99% to 4.57% and were subject to restrictions or penalties in the event of prepayment.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 2.62% and 2.21% for the years ended December 31, 2024, and 2023, respectively.
At December 31, 2024, we held 37 unfunded letters of credit from the FHLB totaling $709.2 million with expiration dates ranging from January 2, 2025, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers’ businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under our borrowing capacity from the FHLB at December 31, 2024 and 2023, were $2.15 billion and $2.01 billion, respectively.
Additionally, at December 31, 2024 and 2023, we had the ability to borrow $1.33 billion and $1.42 billion from the discount window at the Federal Reserve Bank of Dallas (“FRBD”), with $1.57 billion and $1.69 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at both December 31, 2024 and 2023.
Holding Company Line of Credit
The Company had a line of credit with a maximum aggregate principal balance of $100 million, consisting of an initial $50.0 million extension of credit and any one or more potential incremental revolving loan amounts up to an aggregate principal of $50.0 million. Consistent with the terms of the agreement, the Company extended the maturity twice in prior years, and the Loan Agreement was terminated as of the October 27, 2024, expiration date. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at December 31, 2023.
Subordinated Indebtedness
At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes, in part or in full, at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the year ended December 31, 2024.

In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes bore interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate would equal the three-month LIBOR rate plus 282 basis points, payable quarterly in arrears. On June 30, 2023, in conjunction with the customary fallback provision upon the discontinuation of LIBOR, the rate for the floating rate periods from and including February 15, 2025, on these notes transitioned to the three-month term SOFR plus 308 basis points. Origin Bank elected to redeem the 4.25% Notes on February 15, 2025, as permitted under the terms of the 4.25% Notes.
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50%, payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and a portion of the proceeds was transferred to Origin Bank during the fourth quarter of 2020, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank. During the years ended December 31, 2024 and 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company repurchased $1.0 million and $5.0 million, respectively, of the 4.50% notes.
For information regarding our junior subordinated debentures underlying the issuance of trust preferred securities, please see Note 11 — Borrowings in the notes to our consolidated financial statements contained in Part II, Item 8 of this report.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Available cash balances at the holding company (unconsolidated)	$47,876	$87,698
Cash and liquid securities as a percentage of total assets	10.6%	10.9%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies. See Item 1. Business - Regulation and Supervision above for more information.
Currently, we believe we have sufficient liquidity from our available on- and off-balance sheet liquidity sources, however, should market conditions change, we may take action to enhance our financial flexibility.
In addition to cash generated from operations, we utilize a number of funding sources to manage our liquidity, including core deposits, investment securities, cash and cash equivalents, loan repayments, federal funds lines of credit available from other financial institutions, as well as advances from the FHLB. We may also use the Federal Reserve discount window as a source of short-term funding.

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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either December 31, 2024 or 2023. These lines of credit primarily provide short-term liquidity and in order to ensure availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the Federal Reserve discount window using our commercial and industrial loans as collateral. There were no borrowings against this line at December 31, 2024.
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
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2024	$1,062,905
Net income	76,492
Other comprehensive income, net of tax	14,994
Dividends declared - common stock ($0.60 per share)	(18,991)
Other	9,845
Balance at December 31, 2024	$1,145,245
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
There were no stock repurchases during the year ended December 31, 2024 or 2023.
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

Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2024 and 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,085,860	13.32%	$1,012,916	11.83%
Tier 1 capital (to risk-weighted assets)	1,101,766	13.52	1,028,729	12.01
Total capital (to risk-weighted assets)	1,339,735	16.44	1,286,604	15.02
Tier 1 capital (to average total consolidated assets)	1,101,766	11.08	1,028,729	10.50

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,075,768	13.29%	$1,019,732	11.95%
Tier 1 capital (to risk-weighted assets)	1,075,768	13.29	1,019,732	11.95
Total capital (to risk-weighted assets)	1,239,644	15.31	1,188,000	13.92
Tier 1 capital (to average total consolidated assets)	1,075,768	10.89	1,019,732	10.45
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

	December 31, 2024
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	15.9%	(9.3)%
+300	12.1	(6.8)
+200	8.3	(4.1)
+100	4.2	(1.8)
Base
-100	(4.9)	1.7
-200	(7.8)	3.2
-300	(10.1)	4.9
-400	(11.0)	7.1
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

The FRB sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. On September 18, 2024, the FRB reduced the federal funds target rate range by 50 basis points, to a range of 4.75% to 5.00%, marking the first rate reduction since early 2020. Subsequently, it implemented two additional reductions, with the current federal funds target range set to 4.25% to 4.50% on December 18, 2024. During the second half of 2024, the federal funds target range decreased 100 basis points from its recent cycle high.
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
DECEMBER 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm
Shareholders, Board of Directors, and Audit Committee
Origin Bancorp, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below arise from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses
The Company’s loan portfolio totaled $7.57 billion as of December 31, 2024, and the allowance for credit losses on loans was $91.1 million.
As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing loans held for investment.

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
We identified the identification and valuation of the qualitative factors within the ACL at December 31, 2024 as a critical audit matter. Auditing the qualitative factors involved a high degree of judgment and subjectivity in evaluating management's assessment of economic conditions and other portfolio and environmental factors.
The primary procedures we performed as of December 31, 2024 to address this critical audit matter included:
•Obtained an understanding of the Company’s process for establishing the qualitative factors
•Tested the design and operating effectiveness of controls over the establishment of qualitative factors in the allowance for loan credit losses
•Evaluated the completeness and accuracy and the relevance of the key data used as inputs in the qualitative factor adjustment process
•Evaluated the qualitative adjustments to the ACL, including assessing the basis for adjustments and the reasonableness of the significant assumptions
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs, and loan risk ratings

/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2016.
Little Rock, Arkansas
February 27, 2025

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$132,991	$127,278
Interest-bearing deposits in banks	337,258	153,163
Total cash and cash equivalents	470,249	280,441
Securities:
Available for sale	1,102,528	1,253,631
Held to maturity, net allowance for credit losses of $50 and $63 at December 31, 2024, and December 31, 2023, respectively (fair value of $10,456 and $10,848 at December 31, 2024, and December 31, 2023, respectively)	11,095	11,615
Securities carried at fair value through income	6,512	6,808
Total securities	1,120,135	1,272,054
Non-marketable equity securities held in other financial institutions	71,643	55,190
Loans held for sale at fair value	10,494	16,852
Loans, net of allowance for credit losses of $91,060 and $96,868 at December 31, 2024, and December 31, 2023, respectively	7,482,653	7,564,076
Premises and equipment, net	126,620	118,978
Mortgage servicing rights (“MSR”)	—	15,637
Cash surrender value of bank-owned life insurance	40,840	39,905
Goodwill	128,679	128,679
Other intangible assets, net	37,473	45,452
Accrued interest receivable and other assets	189,916	185,320
Total assets	$9,678,702	$9,722,584
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,900,651	$1,919,638
Interest-bearing deposits	5,301,479	4,918,597
Time deposits	1,020,990	1,412,890
Total deposits	8,223,120	8,251,125
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	12,460	83,598
Subordinated indebtedness, net	159,943	194,279
Accrued expenses and other liabilities	137,934	130,677
Total liabilities	8,533,457	8,659,679
Commitments and contingencies - See Note 18 — Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 31,197,574 and 30,986,109 shares issued at December 31, 2024, and December 31, 2023, respectively)	155,988	154,931
Additional paid‑in capital	537,366	528,578
Retained earnings	557,920	500,419
Accumulated other comprehensive loss	(106,029)	(121,023)
Total stockholders’ equity	1,145,245	1,062,905
Total liabilities and stockholders’ equity	$9,678,702	$9,722,584
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Interest and dividend income
Interest and fees on loans	$517,281	$466,815	$286,150
Investment securities-taxable	26,642	31,682	27,795
Investment securities-nontaxable	3,672	5,098	7,172
Interest and dividend income on assets held in other financial institutions	16,990	19,796	5,487
Total interest and dividend income	564,585	523,391	326,604
Interest expense
Interest-bearing deposits	254,873	196,457	33,509
FHLB advances and other borrowings	1,602	17,258	9,411
Subordinated indebtedness	7,744	10,119	8,406
Total interest expense	264,219	223,834	51,326
Net interest income	300,366	299,557	275,278
Provision for credit losses	7,448	16,753	24,691
Net interest income after provision for credit losses	292,918	282,804	250,587
Noninterest income
Insurance commission and fee income	26,759	25,085	22,869
Service charges and fees	19,015	18,803	17,669
Other fee income	8,917	8,089	7,279
Mortgage banking revenue	6,580	3,356	6,722
Swap fee income	323	1,277	457
(Loss) gain on sales of securities, net	(14,799)	(11,635)	1,664
Change in fair value of equity investments	5,188	10,096	—
Other income	3,396	3,264	614
Total noninterest income	55,379	58,335	57,274
Noninterest expense
Salaries and employee benefits	148,823	138,819	118,971
Occupancy and equipment, net	27,865	26,783	20,203
Data processing	13,497	11,590	10,456
Office and operations	11,441	10,834	8,120
Intangible asset amortization	7,979	9,628	5,488
Regulatory assessments	6,902	6,456	3,547
Advertising and marketing	6,150	5,986	4,431
Professional services	6,610	5,931	3,813
Loan-related expense	3,164	5,035	6,097
Electronic banking	5,162	4,712	3,958
Franchise tax expense	2,897	3,334	3,582
Merger-related expense	—	—	6,171
Other expense	10,548	6,108	5,582
Total noninterest expense	251,038	235,216	200,419
Income before income tax expense	97,259	105,923	107,442
Income tax expense	20,767	22,123	19,727
Net income	$76,492	$83,800	$87,715
Basic earnings per common share	$2.46	$2.72	$3.29
Diluted earnings per common share	2.45	2.71	3.28
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$76,492	$83,800	$87,715
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	4,340	37,811	(209,097)
Reclassification adjustment for net (gain) loss included in net income	14,799	11,635	(1,664)
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	19,139	49,446	(210,761)
Net loss realized as a yield adjustment in interest on transferred investment securities	(11)	(10)	(10)
Change in the net unrealized gain (loss) on investment securities, before tax	19,128	49,436	(210,771)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	4,017	10,382	(44,262)
Change in the net unrealized gain (loss) on investment securities, net of tax	15,111	39,054	(166,509)
Cash flow hedges:
Net unrealized gain arising during the period	303	867	1,161
Reclassification adjustment for net gain (loss) included in net income	(451)	(1,123)	15
Change in the net unrealized (loss) gain on cash flow hedges, before tax	(148)	(256)	1,146
Income tax (benefit) expense related to net unrealized gain (loss) on cash flow hedges	(31)	(54)	241
Change in net unrealized net (loss) gain on cash flow hedges, net of tax	(117)	(202)	905
Other comprehensive income (loss), net of tax	14,994	38,852	(165,604)
Comprehensive income (loss)	$91,486	$122,652	$(77,889)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at January 1, 2022	23,746,502	$118,733	$242,114	$363,635	$5,729	$730,211
Net income	—	—	—	87,715	—	87,715
Other comprehensive loss, net of tax	—	—	—	—	(165,604)	(165,604)
Stock based compensation expense	—	—	3,449	—	—	3,449
Stock based compensation shares issued, net of shares withheld	36,868	184	(184)	—	—	—
Exercise of stock options, net of shares withheld	142,231	711	2,185	—	—	2,896
Shares issued under employee stock purchase program	26,089	130	736	—	—	866
Options assumed - BT Holdings, Inc., (“BTH”) Merger	—	—	13,687	—	—	13,687
Stock issuance - BTH Merger	6,794,910	33,975	258,682	—	—	292,657
Dividends declared - common stock ($0.58 per share)	—	—	—	(15,934)	—	(15,934)
Balance at December 31, 2022	30,746,600	153,733	520,669	435,416	(159,875)	949,943
Net income	—	—	—	83,800	—	83,800
Other comprehensive income, net of tax	—	—	—	—	38,852	38,852
Stock based compensation expense	—	—	5,281	—	—	5,281
Stock based compensation shares issued, net of shares withheld	60,329	302	(696)	—	—	(394)
Exercise of stock options, net of shares withheld	132,967	665	2,437	—	—	3,102
Shares issued under employee stock purchase program	46,213	231	887	—	—	1,118
Dividends declared - common stock ($0.60 per share)	—	—	—	(18,797)	—	(18,797)
Balance at December 31, 2023	30,986,109	154,931	528,578	500,419	(121,023)	1,062,905
Net income	—	—	—	76,492	—	76,492
Other comprehensive income, net of tax	—	—	—	—	14,994	14,994
Stock-based compensation expense	—	—	7,166	—	—	7,166
Stock based compensation shares issued, net of shares withheld	84,473	422	(971)	—	—	(549)
Exercise of stock options, net of shares withheld	70,334	352	1,490	—	—	1,842
Shares issued under employee stock purchase program	56,658	283	1,103	—	—	1,386
Dividends declared - common stock ($0.60 per share)	—	—	—	(18,991)	—	(18,991)
Balance at December 31, 2024	31,197,574	$155,988	$537,366	$557,920	$(106,029)	$1,145,245

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$76,492	$83,800	$87,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,448	16,753	24,691
Depreciation and amortization	16,800	17,628	12,305
Net amortization on securities	4,807	6,889	8,734
Accretion of net premium/discount on purchased loans	(2)	(2,023)	(2,840)
Amortization of investments in tax credit funds	1,749	1,842	1,659
Loss (gain) on sale of securities, net	14,799	11,635	(1,664)
Deferred income tax (benefit) expense	(1,467)	27,714	18,309
Stock-based compensation expense	7,166	5,281	3,449
Originations of mortgage loans held for sale	(197,577)	(187,088)	(259,202)
Proceeds from mortgage loans held for sale	185,339	158,357	264,607
Gain on mortgage loans held for sale (including origination of MSR for the years ended December 31, 2023 and 2022)	(4,928)	(3,819)	(7,175)
MSR asset valuation adjustment	(450)	4,089	(1,219)
Gain on sale of MSR asset	(410)	—	—
Net (gain) loss on disposals of premises and equipment	(878)	2	(19)
Increase in the cash surrender value of life insurance	(935)	(865)	(688)
Gain on equity securities without a readily determinable fair value	(5,188)	(10,096)	—
Net (gain) losses on sales and write-downs of other real estate owned	(67)	(66)	194
Net change in operating leases	1,869	(770)	(3)
Increase in other assets	(1,074)	(6,627)	(2,099)
Increase (decrease) in other liabilities	4,988	7,285	(1,105)
Net cash provided by operating activities	108,481	129,921	145,649
Cash flows from investing activities:
Cash acquired in business combination	—	—	69,953
Purchases of securities available for sale	(247,387)	(10,981)	(558,091)
Maturities and pay downs of securities available for sale	166,818	137,815	165,328
Proceeds from sales and calls of securities available for sale	231,199	291,189	487,544
Purchase of securities held to maturity	—	—	(7,000)
Maturities, pay downs and calls of securities held to maturity	522	486	17,750
Pay downs of securities carried at fair value	299	285	275
Redemption of non-marketable equity securities held in other financial institutions(1)	10,680	—	—
Purchase of non-marketable equity securities held in other financial institutions(1)	(21,302)	—	—
Net redemptions (purchases) of non-marketable equity securities held in other financial institutions(1)	(10,622)	23,980	(15,818)
Originations of mortgage warehouse loans	(9,705,580)	(6,470,400)	(9,126,356)
Proceeds from pay-offs of mortgage warehouse loans	9,686,466	6,425,300	9,468,569
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	106,877	(499,558)	(949,638)
Proceeds from sale of the MSR asset	15,885	—	—
Return of capital and other distributions from limited partnership investments	1,374	1,757	6,668
Capital calls on limited partnership investments	(1,082)	(2,644)	(4,057)
Purchase of low-income housing tax credit investments	(664)	(572)	(3,646)
Purchases of premises and equipment	(22,047)	(26,830)	(8,466)
Proceeds from sales of premises and equipment	5,568	49	—
Proceeds from sales of other real estate owned	4,434	93	997
Purchase of equity method investment	(800)	—	—
Proceeds from termination of cash flow hedge	680	—	—
Net cash provided by (used in) investing activities	231,940	(130,031)	(455,988)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Net (decrease) increase in deposits	$(28,005)	$475,423	$(361,450)
Repayments of long-term FHLB advances	(275)	(266)	(250,257)
Proceeds from short-term FHLB advances	1,685,000	6,065,000	10,025,000
Repayments of short-term FHLB advances	(1,755,000)	(6,545,000)	(9,475,000)
Maturities of subordinated debentures	—	(2,625)	—
Repurchase of subordinated debentures	(34,599)	(4,729)	—
Repayments of other short-term borrowings	—	(30,000)	—
Proceeds from other short-term borrowings	—	—	30,000
Net (decrease) increase in securities sold under agreements to repurchase	(863)	(20,797)	8,339
Dividends paid	(18,745)	(18,567)	(15,887)
Cash received from exercise of stock options	1,874	3,140	2,948
Net cash used in financing activities	(150,613)	(78,421)	(36,307)
Net increase (decrease) in cash and cash equivalents	189,808	(78,531)	(346,646)
Cash and cash equivalents at beginning of year	280,441	358,972	705,618
Cash and cash equivalents at end of year	$470,249	$280,441	$358,972

Interest paid	$268,459	$215,479	$50,104
Income taxes paid (refund)	24,171	383	(6,261)
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	(5)	—	751
Real estate acquired in settlement of loans	3,576	3,243	675
Real estate transferred from fixed assets to other real estate owned	894	—	—
Transfers from loans held for sale to loans held for investment (1)	18,596	—	—
Decrease in Government National Mortgage Association (“GNMA”) repurchase obligation	—	(24,569)	(18,786)
Recognition of operating right-of-use assets	11,454	20,568	13,428
Recognition of operating lease liabilities	12,659	20,653	13,643
Total assets acquired in BTH merger	—	—	1,846,598
Total liabilities assumed in BTH merger	—	—	1,633,340
Common stock issued in BTH merger as consideration	—	—	292,657
________________________
(1)No change was made to the prior period presentation due to immateriality.
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company”) is a financial holding company headquartered in Ruston, Louisiana. The Company’s wholly-owned bank subsidiary, Origin Bank (“Bank”), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. The Bank provides a broad range of financial services and currently operates more than 60 locations in Dallas/Fort Worth, East Texas, Houston, across North Louisiana, Mississippi, South Alabama and into the Florida Panhandle.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including the Bank, and Forth Insurance, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to accounting principles generally accepted in the United States (“U.S. GAAP”) and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
Reclassifications.    Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or stockholders’ equity.
Variable Interest Entities.    The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiaries CTB Statutory Trust I, First Louisiana Statutory Trust I and BT Holdings Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these trusts are not included in the Company’s consolidated financial statements.
Operating Segments.    Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s senior executive management functions as its CODM. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Individual bank branches offer a group of similar services, including commercial, real estate and consumer loans, time deposits, checking and savings accounts, all with similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.

The CODM uses net interest income and net income to evaluate income generated from segment assets (return on average assets) in deciding whether to reinvest profits into the Company, pursue acquisitions or pay out dividends. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s peers. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company’s significant expense categories are disclosed on the Company’s Consolidated Statements of Income.
Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and disclosures provided, including the accompanying notes, and actual results could differ. Material estimates that are particularly susceptible to change include the allowance for credit losses for loans; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Company’s consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.

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
At December 31, 2024 and 2023, the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 12 — Derivative Financial Instruments.
Securities.    The Company accounts for debt and equity securities as follows:
Available for Sale (“AFS”) - Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at fair value. Fair value is determined using published quotes. If quoted market prices are not available, fair values are based on other methods including, but not limited to the discounting of cash flows. Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in accumulated other comprehensive (loss) income until realized. Please see the paragraphs under Allowance for Credit Losses referenced below in this footnote for information on the allowance for credit losses pertaining to AFS securities.
Held to Maturity (“HTM”) - Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccredited discounts. Please see the paragraphs under Allowance for Credit Losses referenced below in this footnote for information on the allowance for credit losses pertaining to HTM securities.
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
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the FRBD or the Federal Home Loan Bank of Dallas (“FHLB”), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaling $43.4 million and $25.9 million at December 31, 2024 and 2023, respectively, qualify for the practicability exception under Accounting Standards Update (“ASU”) 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and determined not to be impaired during the years ended December 31, 2024 and 2023.
Loans Held for Sale.    Loans held for sale include mortgage loans and are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income.
Gains and losses resulting from sales of mortgage loans are realized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold. Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Loans sold into the secondary market are considered transfers of financial assets. These transfers are accounted for as sales when control over the asset has been surrendered. See Transfers of Financial Assets below for more information.
Transfers of Financial Assets. Transfers of financial assets (generally consisting of sales of loans held for sale and loan participations with unaffiliated banks) are accounted for as sales when control over the asset has been surrendered, which is deemed to have occurred when: an asset does not have any claims to it by the transferor or their creditors, including in bankruptcy or other receivership situations; the transferee obtains the unconditional right to pledge or exchange the asset; or the transfer does not include a repurchase provision above the limited recourse provisions of loan sales.
Acquisition Accounting and Acquired Loans.    The Company accounts for its mergers/acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, the Company records a discount or premium and also an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/ acquisition date, but had previously been 60 days or more delinquent on two or more occasions. An allowance for credit losses is determined using the same methodology as other individually evaluated loans.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Allowance for Credit Losses.    The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment (“LHFI”) on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and Fair Isaac Corporation (“FICO”) score. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the economic forecast and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period followed by an immediate reversion to historical loss rates to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for credit losses when management believes the principal balance is unlikely to be collected. Subsequent recoveries, if any, are credited to the allowance.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Premises and Equipment, net.    Land is carried at cost. Buildings and improvements are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from 15 to 50 years. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Furniture, fixtures, and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from three to 15 years.
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
Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses an estimated incremental collateralized borrowing rate, which is derived from information available at the lease commencement date and gives consideration to the applicable FHLB borrowing rates, when determining the present value of lease payments.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Other Real Estate Owned.    Other real estate owned (“OREO”) represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Fair value is determined based on third-party appraisals. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2024 and 2023, the balance of OREO was $3.6 million and $3.9 million, respectively, and included as a component of accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
Mortgage Banking Revenue.    This revenue category primarily reflects the Company’s mortgage production and sales, including fees and income derived from mortgages originated with the intent to sell and the impact of risk management activities associated with the mortgage pipeline. This revenue category also includes gains and losses on sales and changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Net interest income from mortgage loans is recorded in interest income.

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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertain income tax positions at December 31, 2024 and 2023.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no material penalties or related interest for the years ended December 31, 2024, 2023 or 2022. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Stock-Based Compensation.    The cost of employee services received in exchange for stock options, restricted stock and performance stock grants and/or units are measured using the fair value of the award on the grant date and is recognized over the service period.
Other Investments.    The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the equity method of accounting or at amortized cost net of impairments and observable price changes. The accounting treatment depends upon the Company’s percentage ownership or degree of management influence.
Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect its share of income or loss of the investee. The Company’s recognition of earnings or losses from an equity method investment is based on its ownership percentage in the investee and the investee’s earnings for the reporting period and is recorded on a one-quarter lag.
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
At December 31, 2024 and 2023, investments in limited partnerships, LLCs and other privately held companies totaled $23.1 million and $22.2 million, respectively, and were included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
The Company invests in a tax credit entity, usually an LLC, which owns the real estate. The Company receives a nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing Tax Credit programs). Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investment by amortizing the investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value. Amortization is included as a component of income tax expense and for the years ended December 31, 2024, 2023 and 2022 was $1.7 million, $1.8 million and $1.7 million respectively. The income tax credits and other income tax benefits recognized for the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $2.3 million, and $2.4 million respectively, and was recorded in income tax expense on the Consolidated Statements of Income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2024 and 2023, the Company had investments in tax credit entities of $8.8 million and $7.6 million, respectively, which are included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
1.Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”);
2.Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss;
3.Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods;
4.Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources;
5.Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and
6.Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Effect of Newly Issued But Not Yet Effective Accounting Standards
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures — The amendments in this Update, on an annual basis, require that public business entities (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, for specific listed categories. The ASU is effective for fiscal years beginning after December 15, 2024. Implementation of this ASU is not expected to materially impact the Company’s consolidated financial statements or disclosures.
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses — The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this Update require:
1.Disclosure of the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities;
2.Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements;
3.Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and
4.Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Numerator:	2024	2023	2022
Net income	$76,492	$83,800	$87,715
Denominator:
Weighted average common shares outstanding	31,077,767	30,822,993	26,627,476
Dilutive effect of stock-based awards	124,096	108,612	133,116
Weighted average diluted common shares outstanding	31,201,863	30,931,605	26,760,592

Basic earnings per common share	$2.46	$2.72	$3.29
Diluted earnings per common share	2.45	2.71	3.28
There were 322,628, 442,909 and 9,881 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the years ended December 31, 2024, 2023, and 2022, respectively. The awards were anti-dilutive primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$299,642	$216	$(43,882)	$255,976	$—	$255,976
Corporate bonds	83,041	445	(5,250)	78,236	—	78,236
U.S. treasury and government agency securities	14,742	2	(939)	13,805	—	13,805
Commercial mortgage-backed securities	49,943	—	(5,659)	44,284	—	44,284
Residential mortgage-backed securities	598,380	8	(57,554)	540,834	—	540,834
Commercial collateralized mortgage obligations	31,263	—	(2,697)	28,566	—	28,566
Residential collateralized mortgage obligations	160,422	15	(19,610)	140,827	—	140,827
Total	$1,237,433	$686	$(135,591)	$1,102,528	$—	$1,102,528
Held to maturity:
State and municipal securities	$11,145	$—	$(689)	$10,456	$(50)	$11,095
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,512	$—	$6,512

December 31, 2023
Available for sale:
State and municipal securities	$323,356	$210	$(41,440)	$282,126	$—	$282,126
Corporate bonds	92,244	80	(8,689)	83,635	—	83,635
U.S. treasury and government agency securities	84,377	3	(4,740)	79,640	—	79,640
Commercial mortgage-backed securities	104,459	—	(11,063)	93,396	—	93,396
Residential mortgage-backed securities	569,622	—	(63,120)	506,502	—	506,502
Commercial collateralized mortgage obligations	39,386	—	(4,203)	35,183	—	35,183
Residential collateralized mortgage obligations	150,710	—	(20,566)	130,144	—	130,144
Asset-backed securities	43,521	4	(520)	43,005	—	43,005
Total	$1,407,675	$297	$(154,341)	$1,253,631	$—	$1,253,631
Held to maturity:
State and municipal securities	$11,678	$—	$(830)	$10,848	$(63)	$11,615
Securities carried at fair value through income:
State and municipal securities(1)	$6,815	$—	$—	$6,808	$—	$6,808
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31, 2024, and December 31, 2023, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$18,349	$(346)	$226,484	$(43,536)	$244,833	$(43,882)
Corporate bonds	7,450	(550)	59,443	(4,700)	66,893	(5,250)
U.S. treasury and government agency securities	10,062	(52)	3,423	(887)	13,485	(939)
Commercial mortgage-backed securities	4,418	(120)	39,866	(5,539)	44,284	(5,659)
Residential mortgage-backed securities	148,383	(1,296)	386,414	(56,258)	534,797	(57,554)
Commercial collateralized mortgage obligations	13,014	(148)	15,552	(2,549)	28,566	(2,697)
Residential collateralized mortgage obligations	14,884	(291)	109,416	(19,319)	124,300	(19,610)
Total	$216,560	$(2,803)	$840,598	$(132,788)	$1,057,158	$(135,591)
Held to maturity:
State and municipal securities	$—	$—	$10,456	$(689)	$10,456	$(689)

December 31, 2023
Available for sale:
State and municipal securities	$27,106	$(266)	$246,442	$(41,174)	$273,548	$(41,440)
Corporate bonds	4,254	(53)	74,566	(8,636)	78,820	(8,689)
U.S. treasury and government agency securities	—	—	77,340	(4,740)	77,340	(4,740)
Commercial mortgage-backed securities	—	—	93,396	(11,063)	93,396	(11,063)
Residential mortgage-backed securities	60	(5)	506,442	(63,115)	506,502	(63,120)
Commercial collateralized mortgage obligations	—	—	35,183	(4,203)	35,183	(4,203)
Residential collateralized mortgage obligations	—	—	130,144	(20,566)	130,144	(20,566)
Asset-backed securities	7,350	(52)	31,618	(468)	38,968	(520)
Total	$38,770	$(376)	$1,195,131	$(153,965)	$1,233,901	$(154,341)
Held to maturity:
State and municipal securities	$4,717	$(447)	$6,131	$(383)	$10,848	$(830)
At December 31, 2024, the Company had 530 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at December 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Balance at January 1,	$63	$899	$167
(Recovery) provision for credit loss for held to maturity securities	(13)	(836)	732
Balance at December 31,	$50	$63	$899
Accrued interest of $5.3 million was not included in the calculation of the allowance or the amortized cost basis of the securities at either December 31, 2024 or December 31, 2023. There were no past due or nonaccrual available for sale or held to maturity securities at December 31, 2024 or 2023.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Proceeds from sales/calls	$231,199	$291,189	$487,544
Gross realized gains	357	596	3,810
Gross realized losses	(15,156)	(12,231)	(2,146)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2024, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,523	$2,488
Due after one year through five years	5,153	4,886	43,673	41,518
Due after five years through ten years	5,992	5,570	208,675	187,893
Due after ten years	—	—	142,554	116,118
Commercial mortgage-backed securities	—	—	49,943	44,284
Residential mortgage-backed securities	—	—	598,380	540,834
Commercial collateralized mortgage obligations	—	—	31,263	28,566
Residential collateralized mortgage obligations	—	—	160,422	140,827
Total	$11,145	$10,456	$1,237,433	$1,102,528
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Carrying value of securities pledged to secure public deposits	$504,554	$421,273
Carrying value of securities pledged to repurchase agreements	4,731	5,477

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Loans held for sale	$10,494	$16,852
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,477,431	$2,442,734
Construction/land/land development	864,011	1,070,225
Residential real estate	1,857,589	1,734,935
Total real estate	5,199,031	5,247,894
Commercial and industrial	2,002,634	2,059,460
Mortgage warehouse lines of credit	349,081	329,966
Consumer	22,967	23,624
Total LHFI(2)	7,573,713	7,660,944
Less: Allowance for loan credit losses (“ALCL”)	91,060	96,868
LHFI, net	$7,482,653	$7,564,076
____________________________
(1)Includes owner occupied commercial real estate of $975.9 million and $953.8 million at December 31, 2024 and 2023, respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $9.8 million and $11.8 million at December 31, 2024 and 2023, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the BTH merger, the Company held approximately $12.3 million and $34.8 million of unpaid principal balance PCD loans at December 31, 2024 and 2023, respectively.
Please see Note 1 — Significant Accounting Policies included in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2024, and gross charge-offs for the year ended December 31, 2024, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2024.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$229,213	$355,744	$918,847	$407,666	$220,040	$277,379	$54,391	$2,463,280
Special mention	1,209	—	—	23	907	1,252	238	3,629
Classified	949	1,151	1,155	2,503	1,539	2,968	257	10,522
Total commercial real estate loans	$231,371	$356,895	$920,002	$410,192	$222,486	$281,599	$54,886	$2,477,431
Year-to-date gross charge-offs	$—	$36	$193	$—	$251	$—	$—	$480

Construction/land/land development:
Pass	$153,847	$206,970	$290,035	$123,645	$14,903	$3,343	$47,982	$840,725
Special mention	—	—	547	—	—	—	145	692
Classified	1,366	2,331	10,552	5,053	731	219	2,342	22,594
Total construction/land/land development loans	$155,213	$209,301	$301,134	$128,698	$15,634	$3,562	$50,469	$864,011
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$147,379	$319,186	$522,226	$305,893	$215,305	$179,503	$112,471	$1,801,963
Special mention	—	—	—	18,176	124	309	—	18,609
Classified	1,962	8,068	17,898	3,123	748	4,854	364	37,017
Total residential real estate loans	$149,341	$327,254	$540,124	$327,192	$216,177	$184,666	$112,835	$1,857,589
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$11

Commercial and industrial:
Pass	$280,152	$265,237	$171,157	$87,040	$20,938	$54,565	$1,066,600	$1,945,689
Special mention	—	70	5,652	39	—	545	2,172	8,478
Classified	4,312	6,706	13,578	1,022	691	375	21,783	48,467
Total commercial and industrial loans	$284,464	$272,013	$190,387	$88,101	$21,629	$55,485	$1,090,555	$2,002,634
Year-to-date gross charge-offs	$346	$1,171	$2,103	$4,477	$162	$595	$13,933	$22,787

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$349,081	$349,081
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$10,060	$4,290	$1,277	$271	$210	$32	$6,645	$22,785
Classified	23	64	79	—	—	—	16	182
Total consumer loans	$10,083	$4,354	$1,356	$271	$210	$32	$6,661	$22,967
Year-to-date gross charge-offs	$—	$19	$47	$3	$—	$5	$288	$362

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$3,576	$1,019	$957	$5,552	$2,471,879	$2,477,431	$—
Construction/land/land development	441	33	4,876	5,350	858,661	864,011	—
Residential real estate	12,655	5,219	5,723	23,597	1,833,992	1,857,589	—
Total real estate	16,672	6,271	11,556	34,499	5,164,532	5,199,031	—
Commercial and industrial	3,873	2,206	1,596	7,675	1,994,959	2,002,634	—
Mortgage warehouse lines of credit	—	—	—	—	349,081	349,081	—
Consumer	199	7	57	263	22,704	22,967	—
Total LHFI	$20,744	$8,484	$13,209	$42,437	$7,531,276	$7,573,713	$—

	December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$2,264	$—	$—	$2,264	$2,440,470	$2,442,734	$—
Construction/land/land development	834	27	13	874	1,069,351	1,070,225	—
Residential real estate	8,055	1,326	5,960	15,341	1,719,594	1,734,935	—
Total real estate	11,153	1,353	5,973	18,479	5,229,415	5,247,894	—
Commercial and industrial	1,221	713	5,417	7,351	2,052,109	2,059,460	—
Mortgage warehouse lines of credit	—	—	—	—	329,966	329,966	—
Consumer	200	10	3	213	23,411	23,624	—
Total LHFI	$12,574	$2,076	$11,393	$26,043	$7,634,901	$7,660,944	$—

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Accrued interest of $32.6 million and $35.1 million was not included in the book value for the purposes of calculating the allowance at December 31, 2024 and 2023, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Charge-offs	480	—	11	22,787	—	362	23,640
Recoveries	530	—	16	8,583	—	23	9,152
Provision(1)	(3,129)	(2,592)	1,830	12,323	(28)	276	8,680
Ending balance	$16,546	$7,398	$12,454	$53,449	$501	$712	$91,060
Average balance	$2,485,800	$1,035,871	$1,799,963	$2,087,361	$420,665	$22,962	$7,852,622
Net charge-offs to loan average balance	—%	—%	—%	0.68%	—%	1.48%	0.18%

_________________________
(1)The $7.4 million provision for credit losses on the consolidated statement of income includes a $8.7 million provision for loan losses, and a $1.2 million and $13,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the year ended December 31, 2024.

	Year Ended December 31, 2023
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Charge-offs	42	—	27	11,833	—	147	12,049
Recoveries	140	3	17	4,068	—	14	4,242
Provision(1)	(245)	2,211	2,399	12,947	150	52	17,514
Ending balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Average balance	$2,404,530	$1,015,178	$1,629,589	$2,054,081	$314,079	$24,627	$7,442,084
Net charge-offs to loan average balance	—%	—%	—%	0.38%	—%	0.54%	0.10%

____________________________
(1)The $16.8 million provision for credit losses on the consolidated statements of income includes a $17.5 million provision for loan credit losses, a $75,000 provision for off-balance sheet commitments and a $836,000 net benefit provision for held to maturity securities credit losses for the year ended December 31, 2023.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning Balance	$13,425	$4,011	$6,116	$40,146	$340	$548	$64,586
Allowance for loan credit losses - BTH merger (1)	1	—	—	5,525	—	1	5,527
Charge-offs	166	—	91	8,459	—	43	8,759
Recoveries	40	211	102	3,825	—	16	4,194
Provision(2)	6,472	3,554	2,103	9,111	39	334	21,613
Ending Balance	$19,772	$7,776	$8,230	$50,148	$379	$856	$87,161
Average Balance	$1,951,246	$708,758	$1,143,190	$1,675,719	$420,639	$20,913	$5,920,465
Net Charge-offs to Loan Average Balance	0.01%	(0.03)%	—%	0.28%	—%	0.13%	0.08%

_________________________
(1)Excluded from the allowance is $10.8 million in PCD loans that were acquired in the merger with BTH that were added to the allowance and immediately written off.
(2)The $24.7 million provision for credit losses on the consolidated statement of income includes a $21.6 million provision for loan losses, a $2.3 million provision for off-balance sheet commitments and a $732,000 provision for held to maturity securities credit losses for the year ended December 31, 2022.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	December 31, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$832	$—	$16,804	$—	$—	$—	$17,636
Equipment	—	—	—	42	—	46	88
Total	$832	$—	$16,804	$42	$—	$46	$17,724
ALCL Allocation	$—	$—	$121	$—	$—	$—	$121

	December 31, 2023
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$605	$—	$4,029	$—	$—	$—	$4,634
Equipment	—	—	—	119	—	—	119
Other	—	—	—	258	—	—	258
Total	$605	$—	$4,029	$377	$—	$—	$5,011
ALCL Allocation	$—	$—	$—	$—	$—	$—	$—
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Commercial real estate	$832	$746	$4,974	$786
Construction/land/land development	—	96	18,505	305
Residential real estate	16,048	5,695	36,221	13,037
Total real estate	16,880	6,537	59,700	14,128
Commercial and industrial	42	4,706	15,120	15,897
Consumer	46	—	182	90
Total nonaccrual loans	$16,968	$11,243	$75,002	$30,115
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the years ended December 31, 2024, 2023 and 2022.
The Company elects the fair value option for recording residential mortgage loans held for sale in accordance with U.S. GAAP. The Company had zero nonaccrual mortgage loans held for sale that were recorded using the fair value option election at both December 31, 2024 and December 31, 2023.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the years ended December 31, 2024 and 2023.

	Amortized Cost Basis at December 31, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,552	0.10%	$—	—%	$—	—%
Construction/land/land development	340	0.04	—	—	—	—
Residential real estate	644	0.03	128	0.01	449	0.02
Total real estate	3,536	0.07	128	—	449	0.01
Commercial and industrial(1)	17,671	0.88	—	—	34	—
Consumer	—	—	3	0.01	—	—
Total	$21,207	0.28	$131	—	$483	0.01
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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

    The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 11.2 months to the life of the modified loans	N/A
Construction/land/land development	N/A	Added a weighted average 7.5 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 10.4 months to the life of the modified loans	Delayed payment of weighted average 7 months
Commercial and industrial(1)	N/A	Added a weighted average 7.6 months to the life of the modified loans	Delayed payment of weighted average 2 months
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 4.9 months to the life of the modified loans	N/A
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table depicts the performance of loans that have been modified during the years ended December 31, 2024 and 2023.

	Payment Status (Amortized Cost Basis)
	December 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,552	$—	$—
Construction/land/land development	340	—	—
Residential real estate	1,086	100	35
Total real estate	3,978	100	35
Commercial and industrial(1)	16,193	1,511	—
Consumer	—	3	—
Total LHFI	$20,171	$1,614	$35
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
At December 31, 2024, and December 31, 2023, the Company had $35,000 and $1.6 million funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The table below provides the details of loans to borrowers experiencing financial difficulty that were modified within the last twelve months and defaulted during the years ended December 31, 2024 and 2023.

	At or For The Year Ended December 31, 2024
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Residential real estate	$35	$35
Commercial and industrial(1)	819	7,364
Total	$854	$7,399
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	At or For The Year Ended December 31, 2023
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Residential real estate	$282	$282
Commercial and industrial	—	10
Total	$282	$292
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2024, and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2024 or 2023.

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$221,222	$34,754	$255,976
Corporate bonds	—	77,236	1,000	78,236
U.S. government agency securities	—	13,805	—	13,805
Commercial mortgage-backed securities	—	44,284	—	44,284
Residential mortgage-backed securities	—	540,834	—	540,834
Commercial collateralized mortgage obligations	—	28,566	—	28,566
Residential collateralized mortgage obligations	—	140,827	—	140,827
Securities available for sale	—	1,066,774	35,754	1,102,528
Securities carried at fair value through income	—	—	6,512	6,512
Loans held for sale	—	10,494	—	10,494
Rabbi Trust assets	509	—	—	509
Other assets - derivatives	—	15,595	—	15,595
Total recurring fair value measurements - assets	$509	$1,092,863	$42,266	$1,135,638

Other liabilities - derivatives	—	(14,959)	—	(14,959)
Total recurring fair value measurements - liabilities	$—	$(14,959)	$—	$(14,959)

	December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$232,679	$49,447	$282,126
Corporate bonds	—	82,635	1,000	83,635
U.S. treasury securities	55,480	—	—	55,480
U.S. government agency securities	—	24,160	—	24,160
Commercial mortgage-backed securities	—	93,396	—	93,396
Residential mortgage-backed securities	—	506,502	—	506,502
Commercial collateralized mortgage obligations	—	35,183	—	35,183
Residential collateralized mortgage obligations	—	130,144	—	130,144
Asset-backed securities	—	43,005	—	43,005
Securities available for sale	55,480	1,147,704	50,447	1,253,631
Securities carried at fair value through income	—	—	6,808	6,808
Loans held for sale	—	16,852	—	16,852
Mortgage servicing rights	—	—	15,637	15,637
Other assets - derivatives	—	20,487	—	20,487
Total recurring fair value measurements - assets	$55,480	$1,185,043	$72,892	$1,313,415

Other liabilities - derivatives	—	(18,300)	—	(18,300)
Total recurring fair value measurements - liabilities	$—	$(18,300)	$—	$(18,300)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023, are summarized as follows:

(Dollars in thousands)	MSR Asset	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue	450	—	—
Other noninterest income	—	—	3
Gain recognized in AOCI	—	272	—
Purchases, issuances, sales and settlements:
Purchases	—	5,396	—
Sales	(16,087)	—	—
Settlements	—	(20,361)	(299)
Balance at December 31, 2024	$—	$35,754	$6,512

(Dollars in thousands)	MSR Asset	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2023	$20,824	$55,769	$6,368
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	(4,089)	—	—
Other noninterest income	—	—	725
Loss recognized in AOCI	—	(193)	—
Purchases, issuances, sales and settlements:
Originations	708	—	—
Sales	(1,806)	—	—
Settlements	—	(5,129)	(285)
Balance at December 31, 2023	$15,637	$50,447	$6,808
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Mortgage Servicing Rights (“MSR”)
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the year ended December 31, 2024. There were no MSR assets recognized or recorded during the year ended December 31, 2024, and the carrying value of the MSR asset is zero at December 31, 2024. At December 31, 2023, the carrying amounts of the MSR asset equal fair value, which are determined using a discounted cash flow valuation model. The significant assumptions used to value MSR assets were as follows:

	December 31, 2023
	Range	Weighted Average(1)
Prepayment speeds	7.49% - 8.50%	8.10%
Discount rates	10.25% - 12.75%	10.31%
__________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
There were significant market-driven fluctuations in the assumptions listed above. Typically, loans with higher average coupon rates have a greater likelihood of prepayment during comparatively low interest rate environments, while loans with lower average coupon rates have a lower likelihood of prepayment. Estimating these assumptions within ranges that market participants would use in determining the fair value of the MSR asset requires significant management judgment.
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For most of these assets, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. Compensation (benefit) expense associated with the deferred compensation liabilities is offset by loss (gain) from the related security investments Rabbi Trust. The net effect of investment income or loss and related compensation expense or benefit has no impact on the Company’s net income or cash balances. At December 31, 2024, and December 31, 2023, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	December 31, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Loans held for sale(1)	$10,494	$10,228	$266
Securities carried at fair value through income	6,512	6,515	(3)
Rabbi Trust assets	509	499	10
Total	$17,515	$17,242	$273
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at December 31, 2024.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	December 31, 2023
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Loans held for sale(1)	$16,852	$16,475	$377
Securities carried at fair value through income	6,808	6,815	(7)
Total	$23,660	$23,290	$370
____________________________
(1)There were no of loans held for sale that were designated as nonaccrual or 90 days or more past due at December 31, 2023.
Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2024	2023	2022
Mortgage banking revenue (loans held for sale)(1)	$(111)	$(66)	$(517)
Other income:
Securities carried at fair value through income	4	726	(854)
Total fair value option impact on noninterest income	$(107)	$660	$(1,371)

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$6	$—	$—
Deferred compensation liabilities related to Rabbi Trust assets(2)	(6)	—	—
Total fair value option impact on noninterest expense	$—	$—	$—
____________________________
(1)For the years ended December 31, 2023 and 2022, the fair value option impact on noninterest income is offset by the derivative gain/loss recognized in noninterest income. Please see Note 9 — Mortgage Banking for more detail.
(2)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.
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
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. Credit spreads ranged from 83 to 227 basis points at both December 31, 2024, and 2023. The Company believes the fair value approximates an exit price.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Rabbi Trust
The Company maintains a Rabbi Trust to fund obligations under the Origin Bank Nonqualified Deferred Compensation Plan (the “DCP”). Investments within the Rabbi Trust consist of various mutual funds based on the participants individual investment elections. The Company has elected the fair value option for these investments to align their valuation with the related deferred compensation liabilities. Fair values for the Rabbi Trust investments are valued at the daily closing price as reported by the mutual fund. These assets are included in accrued interest receivable and other assets in the Company’s Consolidated Balance Sheet, while the offsetting deferred compensation liabilities are included in accrued expenses and other liabilities. Changes in the fair value of the Rabbi Trust assets and changes in the deferred compensation obligation are recognized in salaries and employee benefits in the accompanying Consolidated Statements of Income, but because the fair value adjustments for the assets and the change in the liabilities offset each other, the net impact to the Company’s net income is zero.
Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and do not have readily determinable fair values. Securities with limited marketability, such as stock in the FRBD or the FHLB, are carried at cost, less impairment, if any, and total $28.2 million and $29.3 million at December 31, 2024 and 2023, respectively. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaling $43.4 million and $25.9 million at December 31, 2024 and 2023, respectively, qualify for the practicability exception under Accounting Standards Update (“ASU”) 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. We believe these amounts approximate the fair value of these securities. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. During the years ended December 31, 2024, and 2023, the Company observed a price change in multiple orderly transactions for identical equity securities in one of the Company’s equity securities and adjusted the Company’s basis upwards by $5.2 million and $10.1 million, respectively.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $4.5 million and $3.8 million at December 31, 2024, and December 31, 2023, respectively.
Non-Financial Assets
Held for sale OREO properties, which include foreclosed assets and bank-owned real estate which the Company is no longer utilizing and intends to sell, are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $3.6 million and $3.9 million at December 31, 2024, and December 31, 2023, respectively. At December 31, 2024, and December 31, 2023, the Company had $5.1 million and zero, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$470,249	$470,249	$280,441	$280,441
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	71,643	71,643	55,190	55,190
Accrued interest and loan fees receivable	38,901	38,901	41,688	41,688
Level 3 inputs:
Securities held to maturity	11,095	10,456	11,615	10,848
LHFI, net	7,482,653	7,209,866	7,564,076	7,177,720
Financial liabilities:
Level 2 inputs:
Deposits	8,223,120	8,217,564	8,251,125	8,240,520
FHLB advances, repurchase agreements and other borrowings	12,460	12,203	83,598	83,187
Subordinated indebtedness	159,943	159,928	194,279	186,251
Accrued interest payable	8,033	8,033	12,272	12,272
Note 6 — Premises and Equipment
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2024	2023
Land, buildings and improvements	$105,331	$106,300
Furniture, fixtures and equipment	48,299	35,560
Leasehold improvements	44,806	25,079
Construction in process	423	19,390
Total premises and equipment	198,859	186,329
Accumulated depreciation	(72,239)	(67,351)
Premises and equipment, net	$126,620	$118,978
Depreciation expense for premises and equipment totaled $8.8 million, $8.0 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 7 — Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2052.
The consolidated balance sheets detail and components of the Company’s lease expense were as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$52,832	$47,619
Operating lease liabilities (included in Accrued expenses and other liabilities)	55,999	48,917
Finance lease right of use assets (included in Premises and equipment, net)	1,862	2,183
Finance lease liabilities (included in Accrued expenses and other liabilities)	1,932	2,244

Weighted average remaining lease term (years) - operating leases	11.18	11.59
Weighted average discount rate - operating leases	4.21%	4.12%

	Years Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Lease expense:
Operating lease expense	$7,916	$7,884	$5,344
Other lease expense	356	360	365
Total lease expense	8,272	8,244	5,709
Sublease income	339	231	136
Net lease expense	$7,933	$8,013	$5,573
Right of use assets obtained in exchange for new operating lease liabilities	$11,454	$20,568	$13,428
Maturities of operating lease liabilities at December 31, 2024, were as follows:

(Dollars in thousands)	December 31, 2024
2025	$7,609
2026	7,103
2027	7,015
2028	6,825
2029	5,800
Thereafter	37,513
Total lease payments	71,865
Less: Imputed interest	15,866
Total lease obligations	$55,999

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company subleases commercial office spaces to tenants under operating leases. Future lease payments at December 31, 2024, are as follows:

(Dollars in thousands)	December 31, 2024
2025	$289
2026	294
2027	299
2028	244
2029	230
Thereafter	1,064
Total	$2,420
Supplemental cash flow related to leases was as follows:

	Years Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Cash paid for operating leases	$7,375	$8,131
Note 8 — Goodwill and Other Intangible Assets
There were zero changes to the carrying amount of goodwill during the years ended December 31, 2024 or 2023.
The components of the Company’s goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2024	Gross Carrying Amount at Year End	Net Carrying Amount at the Beginning of the Year	Accumulated Amortization	Net Carrying Amount at Year End
Goodwill		$128,679	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$27,412	$(17,010)	$21,346
Relationship based intangibles	19,650	12,281	(8,888)	10,762
Tradename	818	637	(272)	546
Naming rights	5,250	5,122	(431)	4,819
Total	$64,074	$45,452	$(26,601)	$37,473
December 31, 2023
Goodwill		$128,679	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$34,940	$(10,944)	$27,412
Relationship based intangibles	19,650	13,710	(7,369)	12,281
Tradename	818	727	(181)	637
Non-compete	903	452	(903)	—
Naming rights	5,250	—	(128)	5,122
Total	$64,977	$49,829	$(19,525)	$45,452
During the year ended December 31, 2023, the Company acquired naming and logo rights on certain facilities and properties for $5.3 million for a defined period of time.
Amortization expense on other intangible assets totaled $8.0 million, $9.6 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Estimated future amortization expense for intangible assets remaining at December 31, 2024, was as follows:

(Dollars in thousands) Years Ended December 31,
2025	$6,677
2026	5,619
2027	4,729
2028	4,008
2029	3,441
Thereafter	12,999
Total	$37,473
Note 9 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Year Ended December 31,
Mortgage banking revenue	2024	2023	2022
Origination	$528	$483	$774
Gain on sale of loans held for sale	4,928	3,111	4,889
Originations of MSR	—	708	2,286
Servicing	744	3,739	5,643
Total gross mortgage revenue	6,200	8,041	13,592
MSR asset valuation adjustments, net	450	(4,089)	1,219
Gain on sale of MSR asset	410	—	—
Mortgage HFS and pipeline fair value adjustment	(1)	(53)	(1,352)
MSR asset hedge impact	(479)	(543)	(6,737)
Mortgage banking revenue	$6,580	$3,356	$6,722
During 2023 and 2022, management used forward-settling mortgage-backed securities and U.S. Treasury futures to mitigate the impact of changes in fair value of the MSR asset. See Note 12 — Derivative Financial Instruments for further information. Due to the timing of the MSR asset sale, the MSR asset hedge impact in 2024 primarily reflected the financial effects of the MSR asset sale rather than ongoing hedging activities.
Mortgage Servicing Rights
Activity in the MSR asset was as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Balance at beginning of year	$15,637	$20,824	$16,220
Servicing acquired in BTH merger	—	—	1,099
Addition of servicing rights	—	708	2,286
Settlement of sale of MSR asset	(16,087)	(1,806)	—
Valuation adjustment, net of amortization	450	(4,089)	1,219
Balance at end of year	$—	$15,637	$20,824
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the year ended December 31, 2024. There were no MSR assets recognized or recorded during the year ended December 31, 2024, and the Company is no longer retaining servicing on sold loans.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

During the second half of 2022, the Company entered into an agreement to sell its GNMA MSR asset portfolio, which met all final sale conditions in early 2023. The Company sold $1.8 million in GNMA MSR assets, with no significant gain or loss realized, and derecognized the related GNMA repurchase asset and offsetting liability during the quarter ended March 31, 2023.
Prior to the sale of the Company’s MSR asset, the Company received annual servicing fee income approximating 0.25% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due.
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
At December 31, 2024 and 2023, the reserve for mortgage loan putback expenses totaled $103,000 and $127,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 10 — Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing demand	$1,900,651	$1,919,638
Money market	2,930,710	2,772,807
Interest bearing demand	2,060,463	1,875,864
Time deposits	941,000	967,901
Brokered deposits(1)	80,226	444,989
Savings	310,070	269,926
Total	$8,223,120	$8,251,125
_____________________
(1)At December 31, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $79.99 million and $236,000, respectively. At December 31, 2023, brokered deposits included brokered time deposits of $445.0 million.
Municipal deposits totaled $960.6 million and $881.5 million at December 31, 2024 and 2023, respectively.
Included in time and brokered time deposits at December 31, 2024 and 2023, are $525.1 million and $894.4 million, respectively, of time deposits in denominations of $250,000 or more.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Maturities of time deposits, at December 31, 2024, are as follows:

(Dollars in thousands)
Years Ended December 31,
2025	$973,474
2026	28,838
2027	9,908
2028	3,349
2029	5,285
Thereafter	136
Total	$1,020,990
At December 31, 2024 and 2023, overdrawn deposits of $2.2 million and $934,000, respectively, were reclassified as unsecured loans.
Note 11 — Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Short-term FHLB advances	$—	$70,000
Long-term FHLB advances	6,198	6,474
Overnight repurchase agreements with depositors	6,262	7,124
Total FHLB advances and other borrowings	$12,460	$83,598
Subordinated indebtedness, net	$159,943	$194,279
Additional details of certain FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At December 31, 2023:
Short-term FHLB advance, fixed rate	$70,000	5.68%	1/5/2024
Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company’s first mortgage loans, commercial real estate and other real estate loans, as well as the Company’s investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2024 and 2023, were $2.15 billion and $2.01 billion, respectively.
Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2024 and 2023, ranged from 1.99% to 4.57%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Scheduled maturities of long-term advances from the FHLB at December 31, 2024, are as follows:

(Dollars in thousands)
Years Ended December 31,
2025	$—
2026	447
2027	1,227
2028	—
2029	1,361
Thereafter	3,163
Total	$6,198
Short-Term Borrowings
The Company’s repurchase agreements include the sale and repurchase of investment securities and mature on a daily basis. The total overnight repurchase agreements with depositors carried a daily average interest rate of 2.62% for the year ended December 31, 2024, and 2.21% for the year ended December 31, 2023.
The Company had unsecured lines of credit for the purchase of federal funds in the amount of $145.0 million at December 31, 2024 and 2023. The Company also had a $75.0 million secured repurchase line of credit at December 31, 2024 and 2023. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Additionally, at December 31, 2024 and 2023, the Company had the availability to borrow $1.33 billion and $1.42 billion, respectively, from the discount window at the FRBD, with $1.57 billion and $1.69 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at December 31, 2024 or 2023.
Holding Company Line of Credit
The Company entered into a Loan Agreement (the “Loan Agreement”), along with certain ancillary instruments, with NexBank SSB (“Lender”) pursuant to which the Lender could make one or more revolving credit loans of up to $50.0 million to the Company, which can be used for working capital and general corporate purposes. On October 29, 2021, the Company entered into a second amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the loan was not permitted to exceed an aggregate principal amount of $100.0 million, consisting of the $50.0 million existing loan amount and any one or more potential incremental revolving loan commitments that the Lender could make in its sole discretion, up to an aggregate principal of $50.0 million, upon the request of the Company. Any principal amounts borrowed under the Loan Agreement bear interest at a variable rate equal to the applicable Term SOFR for the then-current SOFR Interest Period plus 3.35% (as such terms are defined in the Loan Agreement). The Company was entitled to extend the maturity date to a date that is three hundred and sixty-four (364) days after the then-effective maturity date, no more than two times upon (i) delivery of a written request therefor to Lender at least thirty (30) days, but no more than (60) days, prior to the maturity date then in effect; and (ii) receipt by the Lender of a certificate of the Company dated the date of such request. Consistent with the terms of the agreement, the Company extended the maturity twice in prior years. The Loan Agreement was terminated upon its October 27, 2024, expiration date. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at December 31, 2023.

Subordinated Indebtedness
At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes, in part or in full, at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital treatment of the BTH Notes, the Company elected to redeem majority of the BTH Notes during the year ended December 31, 2024.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes bore interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate would equal the three-month LIBOR rate plus 282 basis points, payable quarterly in arrears. On June 30, 2023, in conjunction with the customary fallback provision upon the discontinuation of LIBOR, the rate for the floating rate periods from and including February 15, 2025, on these notes transitioned to the three-month term SOFR plus 308 basis points. Origin Bank elected to redeem the 4.25% Notes on February 15, 2025, as permitted under the terms of the 4.25% Notes.
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bear a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. The Company may redeem the 4.50% Notes at any time upon certain specified events or in whole or in part on or after November 1, 2025. The 4.50% Notes qualify as Tier 2 capital for regulatory capital purposes for the Company and a portion was transferred to Origin Bank, which qualifies as Tier 1 capital for regulatory capital purposes for the Bank. During the years ended December 31, 2024 and 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company repurchased $1.0 million and $5.0 million, respectively, of the 4.50% notes.
The following table is a summary of the terms of the junior subordinated debentures at December 31, 2024:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	8.15%	16.00%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	6.42	16.00
BT Holdings Trust I	05/2007	09/2037	7,217	Variable (3)	6.35	N/A
Par amount			$18,043
Unamortized original issue discount			(973)
Unamortized purchase accounting discount			(622)
Total junior subordinated debt at December 31, 2024			$16,448
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month average SOFR plus 3.30%, plus 0.26161% SOFR with the last reprice date on October 29, 2024.
(2)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.80%, plus 0.26161% SOFR spread adjustment, with the last reprice date on December 12, 2024.
(3)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.64%, plus 0.26161% SOFR spread adjustment, with the last reprice date on December 4, 2024.
The balance of the subordinated indebtedness carried on the consolidated balance sheets varies from the outstanding amounts due to the remaining original issue and purchase discount of which was established at the time of issuance or purchase and is being amortized over the remaining life of the securities using the interest method.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk
The Company was a party to interest rate swap agreements under which the Company received interest at a variable rate and paid interest at a fixed rate. The derivative instruments represented by these swap agreements were designated as cash flow hedges of the Company’s forecasted variable cash flows under variable-rate term borrowing agreements. During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments were recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. During the fourth quarter of 2024, the Company terminated these swap agreements locking in an after-tax gain of $537,000 in other comprehensive income. The gain will be accreted from other comprehensive income to earnings over the remaining term of the swap agreements (March 2027 and April 2027). Additionally, during the duration of these swap agreements, there was no ineffective portion of the change in fair value of the derivatives recognized directly in earnings.
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
Mortgage banking derivatives
As part of its mortgage banking and related risk management activities, the Company enters into interest rate lock commitment agreements (“IRLCs”) on prospective residential mortgage loans. These IRLCs are derivative financial instruments and the fair value of these IRLCs are included in other assets. Prior to January 1, 2024, the Company also economically hedged the value of the MSR asset by entering into a series of commitments to purchase mortgage-backed securities in the future and U.S. Treasury Notes.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at December 31, 2024 and December 31, 2023, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the year ended December 31, 2024 and 2023. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as cash flow hedging instruments:	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate swaps included in other assets	$—	$10,500	$—	$786

Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$365,042	$363,498	$15,264	$18,567
Interest rate swaps included in other liabilities	358,527	356,683	(14,959)	(18,298)
Risk participation agreements included in other liabilities	32,494	20,000	—	(2)
Forward commitments to purchase forward-settling mortgage-backed securities included in other assets	—	9,000	—	91
Forward commitments to purchase treasury notes in other assets	—	22,500	—	822
Interest rate-lock commitments on residential mortgage loans included in other assets	11,007	8,471	331	221
	$767,070	$780,152	$636	$1,401
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
The weighted-average rates for interest rate swaps were as follows:

	Weighted-Average Interest Rate
	December 31, 2024		December 31, 2023
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	4.24%	8.31%	4.24%	8.35%
Non-hedging interest rate swaps - financial institution counterparties	5.04	7.67	4.88	7.82
Non-hedging interest rate swaps - customer counterparties	7.67	5.04	7.82	4.88
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives not designated as hedging instruments:	2024	2023	2022
Amount of (loss) gain recognized in mortgage banking revenue (1)	$41	$(573)	$(2,813)
Amount of (loss) gain recognized in other non-interest income	38	(41)	655
____________________________
(1)Gains and losses on these instruments are largely offset by market fluctuations in the MSR asset. The Company sold substantially all of its MSR asset recognizing a gain on the sale of $410,000 for the year ended December 31, 2024. See Note 9 — Mortgage Banking for more information on components of mortgage banking revenue.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

At December 31, 2024 and 2023, the Company had cash collateral on deposit with swap counterparties totaling $670,000 and $865,000, respectively. These amounts are included in interest-bearing deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 13 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). Additionally, the Company’s stockholders approved the Origin Bancorp, Inc. Omnibus Incentive Plan (“Omnibus Plan”) at the April 24, 2024, Annual Meeting.
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 1,375,000 shares were originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At December 31, 2024, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 499,998.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At December 31, 2024, there was $208,336 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2024 - May 31, 2025 ESPP offering period. These costs are expected to be recognized over a period of 0.4 years.
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	1.00	1.00	1.00
Dividend yield	$2.02	$1.88	$1.41
Risk-free interest rate	4.94%	3.90%	1.24%
Expected volatility	30.69	31.63	37.90
The ESPP shares purchased are as follows for the dates indicated:

	Years Ended December 31,
	2024	2023	2022
ESPP shares purchased	56,658	46,213	26,089
Shares available for issuance under the ESPP	871,040	927,698	973,911
The Compensation Committee (“Committee”) has approved, and the Company has granted PSUs to select officers and employees under the Incentive Plans. Each PSU represents a right for the participant to receive shares of Company common stock or cash equal to the fair market value of such stock, as determined by the Committee. The number of PSUs to which the participant may be entitled will vary from 0% to 150% of the target number of PSUs, based on the Company’s achievement of specified performance criteria during the performance period compared to performance benchmarks adopted by the Committee and, further, the participant’s continuous service with the Company through the third anniversary of the date of the grant. Each performance period commences on January 1 and ends three years later on December 31 (“Performance Period”).

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
__________________________
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
The following table summarizes the Company’s award activity:

	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	17,629	$29.33	27,391	$35.37	48,048	$35.27
Granted RSAs	20,415	33.06	16,788	28.61	12,840	37.39
Vested RSAs	(17,629)	29.33	(26,550)	35.11	(33,497)	36.00
Nonvested RSAs, December 31,	20,415	33.06	17,629	29.33	27,391	35.37

Nonvested RSUs, January 1,	318,168	$37.69	270,390	$39.63	73,977	$40.64
Granted RSUs	119,149	32.01	116,098	35.65	222,282	39.43
Vested RSUs	(83,889)	38.93	(55,614)	41.98	(24,028)	40.56
Forfeited RSUs	(1,426)	42.15	(12,706)	41.59	(1,841)	43.48
Nonvested RSUs, December 31,	352,002	35.45	318,168	37.69	270,390	39.63

Nonvested PSUs, January 1,	197,842	$28.33	157,367	$29.06	—	$—
Granted PSUs	67,355	33.03	43,591	31.77	157,367	29.06
Forfeited PSUs	—	—	(3,116)	31.77	—	—
Nonvested PSUs, December 31,	265,197	32.07	197,842	28.33	157,367	29.06
At December 31, 2024, there was $236,000, $9.5 million and $3.8 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.3, 3.0 and 1.2 years for RSA, RSU and PSU shares, respectively.
Share-based compensation cost charged to income for the years ended December 31, 2024, 2023 and 2022, is presented below. There was no stock option expense for any of the periods shown.

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
RSA & RSU	$4,631	$4,321	$2,845
PSU	2,043	534	288
ESPP	492	426	316
Total stock compensation expense	$7,166	$5,281	$3,449
Related tax benefits recognized in net income	$1,505	$1,109	$724

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
The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(73,188)	26.50	—	559
Expired and forfeited	(54,451)	35.06	—	—
Outstanding and exercisable at December 31, 2024	225,834	32.24	3.72	614

Year Ended December 31, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(135,746)	23.61	—	1,533
Expired and forfeited	(15,218)	34.48	—	—
Outstanding and exercisable at December 31, 2023	353,473	31.49	4.46	1,670

Year Ended December 31, 2022
Outstanding at January 1, 2022	39,200	$10.73	2.28	$1,262
BTH options converted to OBK options	611,676	28.62	—	8,838
Exercised	(144,785)	20.80	—	2,992
Expired and forfeited	(1,654)	34.44	—	—
Outstanding and exercisable at December 31, 2022	504,437	29.46	5.13	3,736

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 14 — Employee Benefit Plans
Defined Contribution Retirement Plan
The Company maintains the Origin Bancorp, Inc. Employee Retirement Plan (the “Retirement Plan”) that is a defined contribution benefit plan, which allows contributions under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees who meet certain other requirements and employment classification criteria. Under the provisions of the Retirement Plan, the Company may make discretionary matching contributions on a percentage, not to exceed 6% of a participant’s elective deferrals. Any percentage(s) determined by the Company shall apply to all eligible persons for the entire plan year. Historically, the Company has matched 50% of the first 6% of eligible compensation deferred by a participant. Eligible compensation includes salaries, wages, overtime and bonuses, and excludes expense reimbursements and fringe benefits. In addition, the Company may make additional discretionary contributions out of current or accumulated net profit. Matching contributions are invested as directed by the participant. The total of the Company’s contributions may not exceed limitations set forth in the Retirement Plan document or the maximum deductible under the Internal Revenue Code.
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $2.9 million, $2.7 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Benefit Plans
The Company has entered into individual Supplemental Executive Retirement Plans (“SERP”) or Executive Supplemental Income Agreements (“ESIA”) with several of its executive officers. Eligibility to participate in a SERP or ESIA is limited to senior officers and determined by the Board. The SERPs and ESIA are unfunded and designed to be a nonqualified deferred compensation retirement plan in compliance with Section 409A of the Internal Revenue Code. Deferred compensation has been recorded for these plans as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $10.8 million at both December 31, 2024 and 2023. Typically, payments to participants reduce the accrual and any actuarial adjustments are netted with the expense. The expense recorded for the deferred compensation plan totaled $630,000, $452,000 and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
On December 7, 2022, the Company’s Board of Directors approved the Origin Bank Nonqualified Deferred Compensation Plan (the “DCP”), pursuant to which certain employees, including the Company’s named executive officers, may elect to participate. Pursuant to the DCP, which became effective January 1, 2023, participants may make deferral elections with respect to their base salary, bonus or stock units. The accounting treatment for the DCP differs based upon the type of compensation deferred and therefore, plan assets were bifurcated based upon the deferral of salary/bonus (cash compensation) or stock unit. Effective January 1, 2025, the Origin Bank Long-Term Equity Deferred Compensation Plan (“LTE-DCP”) portion of the DCP, which allowed the deferral of stock units, was suspended due to administrative inefficiencies and its limited benefits for participants. While existing grants with deferred elections for the 2024 performance year will remain in place, no new deferrals will be made under this program going forward. The cash compensation deferral portion of the DCP is accounted for under the scope of Federal Accounting Standards Board Accounting Standards Codification 710-10-15-8 - Deferred Compensation - Rabbi Trust and satisfies the Internal Revenue Service guidelines for a Rabbi Trust. The Company may make discretionary contributions to the DCP, which contributions will be subject to a vesting schedule. Unless otherwise specified by the Company, such Company contributions will have a five-year ratable vesting schedule, subject to acceleration of vesting in the case of a change in control or the participant’s death, disability or retirement. Participants may make individual investment elections that will determine the rate of return on their cash deferral amounts under the DCP. Cash deferrals are only deemed to be invested in the investment options selected. The DCP does not provide any above-market returns or preferential earnings to participants, and, with the exception of Company contributions, the deferrals and their earnings are always 100% vested. Participants may elect, at the time they make their deferral elections, to receive in-service distributions or separation from service distributions. Distributions can be paid either as a lump sum payment or in substantially equal annual installments, over a period of up to five years for in-service distributions, or over a period of up to ten years for separation from service distributions. The DCP deferred liability was $512,000 at December 31, 2024.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company elected the fair value option for Rabbi Trust portion of the DCP, and therefore, the investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as compensation (benefit) expense in our consolidated statements of income. Compensation (benefit) expense associated with the Rabbi Trust obligations is offset by loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. The LTE-DCP portion of the DCP had an immaterial expense amount recorded for the years ended December 31, 2024, 2023, and 2022.
Note 15 — Income Taxes
The provision for income taxes is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2024	2023	2022
Current	$19,920	$(7,181)	$1,378
Deferred	(1,425)	27,458	18,634
State income taxes:
Current	2,314	1,590	40
Deferred	(42)	256	(325)
Income tax expense	$20,767	$22,123	$19,727
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is below:

	Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income taxes computed at statutory rate	$20,424	21.00%	$22,244	21.00%	$22,563	21.00%
Tax exempt revenue, net of nondeductible interest	(772)	(0.79)	(1,072)	(1.01)	(1,510)	(1.41)
Low-income housing tax credits, net of amortization	(539)	(0.55)	(758)	(0.72)	(832)	(0.77)
Other tax credits, net of add-backs	(1,063)	(1.09)	(1,218)	(1.15)	(1,218)	(1.13)
Bank-owned life insurance income	(196)	(0.20)	(182)	(0.17)	(145)	(0.13)
State income taxes, net of federal benefit	1,791	1.84	1,498	1.41	(201)	(0.19)
Stock-based compensation	525	0.54	632	0.60	17	0.02
Nondeductible expense	834	0.86	814	0.77	996	0.93
Other	(237)	(0.26)	165	0.16	57	0.04
Total income tax expense	$20,767	21.35%	$22,123	20.89%	$19,727	18.36%

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2024	2023
Credit loss allowances	$20,458	$22,019
Deferred compensation and share-based compensation	8,244	7,442
Net operating loss carryforwards	1,699	1,333
Other	1	5
Self-funded insurance	119	—
Litigation reserve	854	—
Investments in limited partnerships	1,307	1,789
Other real estate owned	137	24
Lease obligations	48	48
Premium/discount on acquisitions	187	187
Deferred rent obligations	819	427
Gross deferred tax assets	33,873	33,274
Valuation allowance	(1,587)	(1,193)
Deferred tax assets net of valuation allowance	$32,286	$32,081

Deferred tax liabilities:
Basis difference in premises and equipment	$6,864	$4,586
Intangible assets	5,597	6,858
Mortgage servicing rights	—	3,378
Deferred Income	3,302	2,181
Other	339	361
Gross deferred tax liabilities	16,102	17,364
Net deferred tax asset	$16,184	$14,717
At December 31, 2024, the Company had $2.1 million of Federal gross net operating net loss carryforwards and $28.5 million in gross state net operating losses carryforwards. Of these net loss carryforwards, $2.1 million in Federal gross net operating loss carryforwards acquired in previous business combinations are expiring between 2025 and 2028, and 97.9% of the $28.5 million in state net operating losses can be carried forward indefinitely with the remaining carryforwards expiring between 2040 and 2042. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused and has established a $1.6 million valuation allowance related to these carryforwards.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2021.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 16 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized (Loss) Gain on AFS Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2022	$5,809	$(80)	$5,729
Net change	(166,509)	905	(165,604)
Balance at December 31, 2022	(160,700)	825	(159,875)
Net change	39,054	(202)	38,852
Balance at December 31, 2023	(121,646)	623	(121,023)
Net change	15,111	(117)	14,994
Balance at December 31, 2024	$(106,535)	$506	$(106,029)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at December 31, 2024, and December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2024, and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. In addition, on March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that were required to implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital. The Bank elected to adopt CECL in the first quarter of 2020 and exercised the option to delay the estimated impact of the adoption of CECL on the Company’s regulatory capital for two years (from January 2020 through December 31, 2021). The two-year delay is followed by a three-year transition period of CECL’s initial impact on the Company’s regulatory capital (from January 1, 2022, through December 31, 2024). The amount representing the CECL impact to the Company’s regulatory capital that will be ratably transitioning back into regulatory capital over the transition period was zero and $2.5 million at December 31, 2024, and December 31, 2023, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The actual capital amounts and ratios of the Company and the Bank at December 31, 2024, and December 31, 2023, are presented in the following table:

(Dollars in thousands) December 31, 2024	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,085,860	13.32%	$570,647	7.00%	N/A	N/A
Origin Bank	1,075,768	13.29	566,620	7.00	$526,147	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,101,766	13.52	692,929	8.50	N/A	N/A
Origin Bank	1,075,768	13.29	688,038	8.50	647,565	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,339,735	16.44	855,670	10.50	N/A	N/A
Origin Bank	1,239,644	15.31	850,353	10.50	809,860	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,101,766	11.08	397,635	4.00	N/A	N/A
Origin Bank	1,075,768	10.89	395,154	4.00	493,943	5.00
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,012,916	11.83	599,455	7.00	N/A	N/A
Origin Bank	1,019,732	11.95	597,548	7.00	554,866	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,028,729	12.01	727,907	8.50	N/A	N/A
Origin Bank	1,019,732	11.95	725,593	8.50	682,912	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,286,604	15.02	899,184	10.50	N/A	N/A
Origin Bank	1,188,000	13.92	896,320	10.50	853,638	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,028,729	10.50	391,822	4.00	N/A	N/A
Origin Bank	1,019,732	10.45	390,246	4.00	487,807	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $78.4 million at December 31, 2024.
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
There have been no stock repurchases during the years ended December 31, 2024 or 2023.

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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) December 31, 2024
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$776,568	$612,149	$238,791	$44,095	$1,671,603
Standby letters of credit	169,983	42,609	21,318	350	234,260
Total off-balance sheet commitments	$946,551	$654,758	$260,109	$44,445	$1,905,863
December 31, 2023
Commitments to extend credit(1)	$955,486	$990,690	$349,918	$58,954	$2,355,048
Standby letters of credit	103,280	20,458	32,957	—	156,695
Total off-balance sheet commitments	$1,058,766	$1,011,148	$382,875	$58,954	$2,511,743
____________________________
(1)Includes $773.1 million and $759.4 million of unconditionally cancellable commitments at December 31, 2024, and December 31, 2023, respectively.
At December 31, 2024, the Company held 37 unfunded letters of credit from the FHLB totaling $709.2 million, with expiration dates ranging from January 2, 2025, to September 22, 2027. At December 31, 2023, the Company held 31 unfunded letters of credit from the FHLB totaling $693.6 million, with expiration dates ranging from January 14, 2024, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $3.5 million and $4.7 million at December 31, 2024, and December 31, 2023, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Loss Contingencies
During the year ended December 31, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. The activity involved the banker, who has since been terminated, facilitating transactions in and among certain customer loans and accounts. The Company has notified its insurance providers of anticipated claims resulting from this activity, but there is no consideration in the Company’s financial results of any potential insurance recoveries.
Several of the loan relationships impacted by the activity were placed on non-accrual and, as a result, the Company recorded a provision for loan credit losses of $4.1 million during the year ended December 31, 2024. Additionally, in conjunction with the on-going investigation of this matter, the Company recorded a net contingency reserve of $4.3 million during the year ended December 31, 2024. Total expenses associated with the questioned activity for the year ended December 31, 2024, were $10.5 million inclusive of the provision for loan credit losses and contingency reserve.
The Company continues to work with a third-party forensic accounting team to confirm the Bank’s identification and reconciliation of the activity, and also to assist in evaluating any additional impact from the questioned activity. There is at least a reasonable possibility that an additional loss may have been incurred in excess of the amount accrued above and that a change in the estimate could occur in the near term. As of the date of this report, management has assessed that an estimate for this additional loss cannot be made. At this time, we believe that any ultimate loss arising from the situation will not be material to our financial position.
From time to time, the Company is also party to various other legal actions arising in the ordinary course of business. Currently, management has not identified any other loss contingencies, either individually or in the aggregate, which would have a material adverse effect on the consolidated financial position or liquidity of the Company.
Note 19 — Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2024 and 2023, were as follows:

(Dollars in thousands)	2024	2023
Balance, beginning of year	$71,129	$76,226
Advances	17,455	18,036
Principal repayments	(35,665)	(23,133)
Balance, end of year	$52,919	$71,129

Commitments to extend credit	$4,123	$13,523
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
Deposits from related parties held by the Company at December 31, 2024 and 2023, amounted to $21.6 million and $34.6 million, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 20 — Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2024	2023
Assets
Cash and cash equivalents	$47,876	$87,698
Investment in affiliates/subsidiaries	1,138,466	1,069,967
Other assets	53,001	33,478
Total assets	$1,239,343	$1,191,143
Liabilities and Stockholders’ Equity
Subordinated indebtedness, net	$90,641	$125,078
Accrued expenses and other liabilities	3,457	3,160
Total liabilities	94,098	128,238
Stockholders’ Equity
Common stock	155,988	154,931
Additional paid‑in capital	537,366	528,578
Retained earnings	557,920	500,419
Accumulated other comprehensive loss	(106,029)	(121,023)
Total stockholders’ equity	1,145,245	1,062,905
Total liabilities and stockholders’ equity	$1,239,343	$1,191,143

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2024	2023	2022
Income:
Dividends from subsidiaries	$36,250	$53,150	$17,500
Other	5,802	10,945	408
Total income	42,052	64,095	17,908
Expenses:
Interest expense	4,670	7,515	5,612
Salaries and employee benefits	6,125	370	220
Other	1,835	1,708	4,915
Total expenses	12,630	9,593	10,747
Income before income taxes and equity in undistributed net income of subsidiaries	29,422	54,502	7,161
Income tax (expense) benefit	1,436	(943)	3,359
Income before equity in undistributed net income of subsidiaries	30,858	53,559	10,520
Equity in undistributed net income of subsidiaries	45,634	30,241	77,195
Net income	$76,492	$83,800	$87,715

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2024	2023	2022
Cash flows from operating activities:
Net income	$76,492	$83,800	$87,715
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,229	4,451	(2,254)
Equity in undistributed net income of subsidiaries	(45,634)	(30,241)	(77,195)
Amortization of subordinated indebtedness discount including purchase accounting adjustment	224	220	181
Gain on equity securities without a readily determinable fair value	(5,188)	(10,096)	—
Gain on repurchase of subordinated debentures	(81)	(471)	—
Other, net	(2,039)	(4,540)	4,805
Net cash provided by operating activities	25,003	43,123	13,252
Cash flows from investing activities:
BTH acquisition	—	—	44,265
Purchases of non-marketable equity securities held in other financial institutions	(12,373)	—	—
Capital calls on limited partnership investments	(982)	(2,454)	(3,722)
Net cash (used in) provided by investing activities	(13,355)	(2,454)	40,543
Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	30,000
Repayments on short-term borrowings	—	(30,000)	—
Dividends paid	(18,745)	(18,567)	(15,887)
Cash received on exercise of stock options	1,874	3,140	2,998
Repurchase of subordinated debentures	(34,599)	(4,729)	—
Maturities of subordinated debentures	—	(2,625)	—
Net cash (used in) provided by financing activities	(51,470)	(52,781)	17,111
Net (decrease) increase in cash and cash equivalents	(39,822)	(12,112)	70,906
Cash and cash equivalents at beginning of year	87,698	99,810	28,904
Cash and cash equivalents at end of year	$47,876	$87,698	$99,810

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
Management’s annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting at December 31, 2024, based on the specified criteria. The effectiveness of our internal control over financial reporting at December 31, 2024, has been audited by Forvis Mazars, LLP (“Forvis”), an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 of this report.
Remediation of Material Weakness — As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended on February 26, 2025, management identified a material weakness relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts.
The circumstances that led to the material weakness were first identified during 2024, prompting management to re-evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. On February 21, 2025, based on this reevaluation, and after discussion with Forvis, management determined that the previously-identified circumstances constituted a material weakness, and determined that the material weakness existed as of December 31, 2023, and continued to exist as of March 31, 2024, June 30, 2024, and September 30, 2024. During the year ended December 31, 2024, we developed and implemented a remediation plan to correct the circumstances that led to the material weakness.
Based on management's assessment of the effectiveness of our internal control over financial reporting as of and for the year ending December 31, 2024, management concluded that we had effectively remediated this material weakness and that, as stated above, our controls and procedures were effective as of December 31, 2024.
Changes in internal control over financial reporting — Except for the remediation actions discussed above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures — Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

Report of Independent Registered Public Accounting Firm
Shareholders, Board of Directors, and Audit Committee
Origin Bancorp, Inc.

Opinion on the Internal Control over Financial Reporting
We have audited Origin Bancorp’s (Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 27, 2025

Item 9B.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
With the exception of the equity compensation plan information provided below, the information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Information regarding stock-based compensation awards outstanding and available for future grants at December 31, 2024, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Stock and Incentive Compensation Plans to our consolidated financial statements contained in Part II, Item 8 of this report.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by stockholders (1)	619,557	(2)	N/A		1,371,038	(3)
Equity compensation plans not approved by stockholders (4)	225,834		32.24	(5)	—
Total	845,391		N/A		1,371,038
____________________________
(1)Includes the Origin Bancorp, Inc. 2012 Stock Incentive Plan, Origin Bancorp, Inc. Omnibus Incentive Plan (“Omnibus Plan”) and Origin Bancorp Inc. 2021 Employee Stock Purchase Plan (“ESPP”).
(2)Includes (i) 352,002 shares that may be issued upon settlement of RSUs; (ii) 265,197 shares that may be issued pursuant to outstanding PSUs, based on certified financial results, where applicable, and otherwise assuming the target award is met; and (iii) 2,358 shares that are deferred and may be issued upon the settlement date in accordance with the participant’s election.
(3)Includes (i) 499,998 shares that may be issued pursuant to future awards under the Omnibus Plan, all of which may be issued pursuant to grants of full-value stock awards; (ii) 871,040 shares that maybe issued pursuant to future awards under the ESPP.
(4)Includes 4,800 options that were granted in 2010 prior to the establishment of the Origin Bancorp, Inc. 2012 Stock Incentive Plan and 221,034 options assumed under the 2012 BTH Equity Incentive Plan.
(5)The weighted-average exercise price of outstanding options, warrants and rights relates solely to stock options, which are the only currently outstanding exercisable security, and does not relate to restricted stock units that convert to shares of common stock for no consideration.
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
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

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

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 28, 2020

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2020

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed April 10, 2018

4.2	Description of Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s 10-K for the year ended December 31, 2019

Instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

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

Exhibit Number	Description
10.11 *
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and M. Lance Hall, incorporated by reference to Exhibit 10.11 to the Company’s 10-K for the year ended December 31, 2019

10.12 *
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 13, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.13 *
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated September 4, 2002, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.14 *
Amendment to the Life Insurance Endorsement Split Dollar Plan Agreement, dated December 8, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.15 *
Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement, dated December 18, 2009, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.16 *
Executive Supplemental Income Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2019

10.17 *
Endorsement Split Dollar Life Insurance Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 31, 2019

10.18 *
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2018

10.19 *
Endorsement Split Dollar Life Insurance Agreement, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 21, 2018

10.20 *
Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore incorporated by reference to Exhibit 10.31 to the Company’s 10-K for the year ended December 31, 2020

10.21 *
Change in Control Agreement, dated June 14, 2018, among Origin Bank, Origin Bancorp, Inc. and Jimmy R. Crotwell, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed for year ended December 31, 2021

10.22 *	Form of Performance Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed February 22, 2023

10.23 *	Form of Restricted Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed February 22, 2023

10.24 *
Change in Control Agreement, dated February 22, 2022, among Origin Bank, Origin Bancorp, Inc. and Derek McGee, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed February 22, 2023

10.25 *
Termination of Change in Control Agreement, dated August 8, 2022, among Origin Bancorp, Inc., Origin Bank and Stephen Brolly, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed February 22, 2023

10.26 *	Change in Control Agreement, dated July 27, 2022, among Origin Bank, Origin Bancorp, Inc. and William Wallace, incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed July 27, 2022

10.27 *	Employment Agreement between Origin Bancorp, Inc., and Stephen Brolly, dated August 8, 2022, incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 27, 2022

10.28 *
Amendment to Employment Agreement, dated May 24, 2022, among BTH Bank, N.A, BT Holdings, Inc., and Lori Sirman, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed February 22, 2023

10.29 *	Second Amendment to the Employment Agreement, dated January 1, 2025, among Origin Bank and Lori Sirman

10.30 *	Origin Bancorp, Inc., Origin Bank Nonqualified Deferred Compensation Plan, dated December 8, 2022, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed February 22, 2023

10.31 *	Origin Bancorp, Inc., Origin Bank Long Term Equity Deferred Compensation Plan, dated December 8, 2022, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed February 22, 2023

10.32 *
Form of Incentive Agreement for Performance Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed February 22, 2023

10.33 *
Form of Incentive Agreement for Restricted Stock Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 22, 2023

Exhibit Number	Description

10.34 *	Origin Bancorp, Inc. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2021

10.35*	Origin Bancorp, Inc. Omnibus Incentive Plan incorporated by reference to Appendix A to the Company's Definitive Proxy Statement Schedule 14 A filed March 14, 2024

10.36*
Form of Incentive Agreement for Director Restricted Stock Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2024

10.37*
Form of Incentive Agreement for Restricted Stock Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2024

10.38*	Form of Incentive Agreement for Performance Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2024

19	Insider Trading Policy

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Origin Bancorp, Inc. Clawback Policy, dated October 2, 2023 incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed February 28, 2024

101
The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, is formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

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

Origin Bancorp, Inc.
(Registrant)
Date: February 27, 2025	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 27, 2025
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Wallace, IV	February 27, 2025
William J. Wallace, IV, Chief Financial Officer/Senior Executive Officer (Principal Financial Officer)

/s/ Stephen H. Brolly	February 27, 2025
Stephen H. Brolly, Chief Accounting Officer/Senior Executive Officer (Principal Accounting Officer)

/s/ Daniel Chu	February 27, 2025
Daniel Chu, Director

/s/ James S. D’Agostino	February 27, 2025
James S. D’Agostino, Director

/s/ James E. Davison, Jr.	February 27, 2025
James E. Davison, Jr., Director

/s/ Jay Dyer	February 27, 2025
Jay Dyer, Director

/s/ A. La’Verne Edney	February 27, 2025
A. La’Verne Edney, Director

/s/ Meryl Farr	February 27, 2025
Meryl Farr, Director

/s/ Richard Gallot, Jr.	February 27, 2025
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 27, 2025
Stacey W. Goff, Director

/s/ Cecil Jones	February 27, 2025
Cecil Jones, Director

/s/ Michael A. Jones	February 27, 2025
Michael A. Jones, Director

/s/ Gary E. Luffey	February 27, 2025
Gary E. Luffey, Director

/s/ Farrell J. Malone	February 27, 2025
Farrell J. Malone, Director

/s/ Lori Sirman	February 27, 2025
Lori Sirman, Director

/s/ Elizabeth E. Solender	February 27, 2025
Elizabeth E. Solender, Director

/s/ Steven Taylor	February 27, 2025
Steven Taylor, Director