Form 10-Q
period 2025-03-31
Origin Bancorp, Inc.
filed 2025-05-07
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,159,766 shares of Common Stock, par value $5.00 per share, were issued and outstanding at April, 30, 2025.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2025

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth in the United States generally, and particularly in the market areas in which we operate and in which our loans are concentrated, including the impact of tariffs, declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of fluctuating interest rates or an uncertain economic environment;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$112,888	$132,991
Interest-earning deposits in banks	373,314	337,258
Total cash and cash equivalents	486,202	470,249
Securities:
Available for sale	1,161,368	1,102,528
Held to maturity, net of allowance for credit losses of $49 and $50 at March 31, 2025, and December 31, 2024, respectively (fair value of $10,361 and $10,456 at March 31, 2025, and December 31, 2024, respectively)	11,094	11,095
Securities carried at fair value through income	6,512	6,512
Total securities	1,178,974	1,120,135
Non-marketable equity securities held in other financial institutions	71,754	71,643
Loans held for sale (at fair value at December 31, 2024)	10,191	10,494
Loans, net of allowance for credit losses of $92,011 and $91,060 at March 31, 2025, and December 31, 2024, respectively	7,493,515	7,482,653
Premises and equipment, net	123,847	126,620
Cash surrender value of bank-owned life insurance	41,021	40,840
Goodwill	128,679	128,679
Other intangible assets, net	38,212	37,473
Accrued interest receivable and other assets	177,977	189,916
Total assets	$9,750,372	$9,678,702
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,888,808	$1,900,651
Interest-bearing deposits	5,536,636	5,301,479
Time deposits	912,968	1,020,990
Total deposits	8,338,412	8,223,120
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	12,488	12,460
Subordinated indebtedness, net	89,599	159,943
Accrued expenses and other liabilities	129,696	137,934
Total liabilities	8,570,195	8,533,457
Commitments and contingencies - See Note 12 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 31,244,006 and 31,197,574 shares issued at March 31, 2025, and December 31, 2024, respectively)	156,220	155,988
Additional paid‑in capital	538,790	537,366
Retained earnings	575,578	557,920
Accumulated other comprehensive loss	(90,411)	(106,029)
Total stockholders’ equity	1,180,177	1,145,245
Total liabilities and stockholders’ equity	$9,750,372	$9,678,702
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income
Interest and fees on loans	$117,075	$127,186
Investment securities-taxable	8,076	6,849
Investment securities-nontaxable	968	910
Interest and dividend income on assets held in other financial institutions	6,424	3,756
Total interest and dividend income	132,543	138,701
Interest expense
Interest-bearing deposits	51,779	62,842
FHLB advances and other borrowings	96	518
Subordinated indebtedness	2,209	2,018
Total interest expense	54,084	65,378
Net interest income	78,459	73,323
Provision for credit losses	3,444	3,012
Net interest income after provision for credit losses	75,015	70,311
Noninterest income
Insurance commission and fee income	7,927	7,725
Service charges and fees	4,716	4,688
Other fee income	2,301	2,247
Mortgage banking revenue	915	2,398
Swap fee income	533	57
Loss on sales of securities, net	—	(403)
Limited partnership investment (loss) income	(1,692)	138
Other income	902	405
Total noninterest income	15,602	17,255
Noninterest expense
Salaries and employee benefits	37,731	35,818
Occupancy and equipment, net	8,544	6,645
Data processing	2,957	3,145
Office and operations	2,972	2,502
Intangible asset amortization	1,761	2,137
Regulatory assessments	1,392	1,734
Advertising and marketing	1,133	1,444
Professional services	1,250	1,231
Electronic banking	1,354	1,239
Loan-related expense	599	905
Franchise tax expense	675	477
Other expense	1,700	1,430
Total noninterest expense	62,068	58,707
Income before income tax expense	28,549	28,859
Income tax expense	6,138	6,227
Net income	$22,411	$22,632
Basic earnings per common share	$0.72	$0.73
Diluted earnings per common share	0.71	0.73
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$22,411	$22,632
Other comprehensive income
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	19,842	(5,415)
Reclassification adjustment for net loss included in net income	—	403
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	19,842	(5,012)
Net loss realized as a yield adjustment in interest on transferred investment securities	(3)	(3)
Change in the net unrealized gain (loss) on investment securities, before tax	19,839	(5,015)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	4,166	(1,053)
Change in the net unrealized gain (loss) on investment securities, net of tax	15,673	(3,962)
Cash flow hedges:
Net unrealized gain arising during the period	—	204
Reclassification adjustment for net gain included in net income	(69)	(108)
Change in the net unrealized gain on cash flow hedges, before tax	(69)	96
Income tax (benefit) expense related to net unrealized gain on cash flow hedges	(14)	20
Change in net unrealized gain on cash flow hedges, net of tax	(55)	76
Other comprehensive income (loss), net of tax	15,618	(3,886)
Comprehensive income	$38,029	$18,746
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2024	30,986,109	$154,931	$528,578	$500,419	$(121,023)	$1,062,905
Net income	—	—	—	22,632	—	22,632
Other comprehensive loss, net of tax	—	—	—	—	(3,886)	(3,886)
Stock-based compensation expense	—	—	2,079	—	—	2,079
Stock-based compensation shares issued, net of shares withheld	20,108	101	(286)	—	—	(185)
Exercise of stock options, net of shares withheld	5,087	25	9	—	—	34
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,726)	—	(4,726)
Balance at March 31, 2024	31,011,304	$155,057	$530,380	$518,325	$(124,909)	$1,078,853

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2025	31,197,574	$155,988	$537,366	$557,920	$(106,029)	$1,145,245
Net income	—	—	—	22,411	—	22,411
Other comprehensive income, net of tax	—	—	—	—	15,618	15,618
Stock-based compensation expense	—	—	1,815	—	—	1,815
Stock-based compensation shares issued, net of shares withheld	31,476	157	(734)	—	—	(577)
Exercise of stock options, net of shares withheld	14,956	75	343	—	—	418
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,753)	—	(4,753)
Balance at March 31, 2025	31,244,006	$156,220	$538,790	$575,578	$(90,411)	$1,180,177

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$22,411	$22,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,444	3,012
Depreciation and amortization	5,251	4,075
Net amortization on securities	696	1,218
Amortization (accretion) of net premium/discount on purchased loans	19	(6)
Amortization of investments in tax credit funds	279	415
Loss on sale of securities, net	—	403
Deferred income tax expense (benefit)	1,180	(2,583)
Stock-based compensation expense	1,815	2,079
Originations of mortgage loans held for sale	(36,616)	(44,392)
Proceeds from mortgage loans held for sale	36,648	35,887
Gain on mortgage loans held for sale	(960)	(964)
MSR asset valuation adjustment	—	(450)
Gain on sale of MSR asset	—	(410)
Net gain on disposals of premises and equipment	(75)	(2)
Increase in the cash surrender value of life insurance	(389)	(229)
Employee Retention Credit received	1,863	—
Net losses on sales and write-downs of other real estate owned	515	21
Net change in operating leases	275	35
Decrease in other assets	2,486	4,835
(Decrease) increase in other liabilities	(3,279)	1,557
Net cash provided by operating activities	35,563	27,133
Cash flows from investing activities:
Purchases of securities available for sale	(72,377)	(7,194)
Maturities and pay downs of securities available for sale	27,183	42,046
Proceeds from sales and calls of securities available for sale	5,504	21,224
Redemption of non-marketable equity securities held in other financial institutions	—	5,556
Purchase of non-marketable equity securities held in other financial institutions	(34)	(4,016)
Originations of mortgage warehouse loans	(1,931,472)	(1,842,251)
Proceeds from pay-offs of mortgage warehouse loans	1,876,421	1,771,222
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	40,496	(160,209)
Purchase of other intangibles	(2,500)	—
Proceeds from sale of the MSR asset	—	15,885
Proceeds from bank-owned life insurance	208	—
Return of capital and other distributions from limited partnership investments	182	275
Capital calls on limited partnership investments	(2,217)	(388)
Purchases of premises and equipment	(753)	(3,906)
Proceeds from sales of premises and equipment	111	18
Proceeds from sales of other real estate owned	1,213	54
Net cash used in investing activities	(58,035)	(161,684)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net increase in deposits	$115,292	$254,339
Repayments of long-term FHLB advances	(70)	(68)
Proceeds from short-term FHLB advances	116,724	670,000
Repayments of short-term FHLB advances	(116,724)	(740,000)
Redemption/Repurchase of subordinated debentures	(72,593)	(33,675)
Net increase (decrease) in securities sold under agreements to repurchase	98	(372)
Dividends paid	(4,752)	(4,670)
Cash received from exercise of stock options	450	68
Net cash provided by financing activities	38,425	145,622
Net increase in cash and cash equivalents	15,953	11,071
Cash and cash equivalents at beginning of period	470,249	280,441
Cash and cash equivalents at end of period	$486,202	$291,512

Interest paid	$55,476	$61,707
Income taxes paid (refund)	1,346	(2,069)
Significant non-cash transactions:
Recognition of operating right-of-use assets	546	491
Recognition of operating lease liabilities	515	500
Impairment of right-of-use assets due to branch closures	(332)	—
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 55 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including Origin Bank (“Bank”) and Forth Insurance, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States (“U.S. GAAP”) and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2024, but in the opinion of management, reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K (“2024 Form 10-K”) filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2025	2024
Net income	$22,411	$22,632
Denominator:
Weighted average common shares outstanding	31,205,752	30,981,333
Dilutive effect of stock-based awards	206,258	97,577
Weighted average diluted common shares outstanding	31,412,010	31,078,910

Basic earnings per common share	$0.72	$0.73
Diluted earnings per common share	0.71	0.73
There were 146,238 and 429,589 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2025 and 2024, respectively. The awards were anti-dilutive primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$297,968	$145	$(41,142)	$256,971	$—	$256,971
Corporate bonds	80,252	717	(4,053)	76,916	—	76,916
U.S. treasury and government agency securities	14,091	2	(811)	13,282	—	13,282
Commercial mortgage-backed securities	86,737	3	(4,888)	81,852	—	81,852
Residential mortgage-backed securities	594,963	1,166	(47,143)	548,986	—	548,986
Commercial collateralized mortgage obligations	36,077	105	(2,181)	34,001	—	34,001
Residential collateralized mortgage obligations	166,343	117	(17,100)	149,360	—	149,360
Total	$1,276,431	$2,255	$(117,318)	$1,161,368	$—	$1,161,368
Held to maturity:
State and municipal securities	$11,143	$—	$(782)	$10,361	$(49)	$11,094
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,512	$—	$6,512

December 31, 2024
Available for sale:
State and municipal securities	$299,642	$216	$(43,882)	$255,976	$—	$255,976
Corporate bonds	83,041	445	(5,250)	78,236	—	78,236
U.S. treasury and government agency securities	14,742	2	(939)	13,805	—	13,805
Commercial mortgage-backed securities	49,943	—	(5,659)	44,284	—	44,284
Residential mortgage-backed securities	598,380	8	(57,554)	540,834	—	540,834
Commercial collateralized mortgage obligations	31,263	—	(2,697)	28,566	—	28,566
Residential collateralized mortgage obligations	160,422	15	(19,610)	140,827	—	140,827
Total	$1,237,433	$686	$(135,591)	$1,102,528	$—	$1,102,528
Held to maturity:
State and municipal securities	$11,145	$—	$(689)	$10,456	$(50)	$11,095
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,512	$—	$6,512
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at March 31, 2025, and December 31, 2024, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) March 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$11,027	$(485)	$234,860	$(40,657)	$245,887	$(41,142)
Corporate bonds	6,641	(369)	50,423	(3,684)	57,064	(4,053)
U.S. treasury and government agency securities	9,735	(31)	3,049	(780)	12,784	(811)
Commercial mortgage-backed securities	39,878	(122)	40,503	(4,766)	80,381	(4,888)
Residential mortgage-backed securities	7,090	(139)	381,845	(47,004)	388,935	(47,143)
Commercial collateralized mortgage obligations	6,950	(23)	15,896	(2,158)	22,846	(2,181)
Residential collateralized mortgage obligations	17,483	(130)	108,333	(16,970)	125,816	(17,100)
Total	$98,804	$(1,299)	$834,909	$(116,019)	$933,713	$(117,318)
Held to maturity:
State and municipal securities	$—	$—	$10,361	$(782)	$10,361	$(782)

December 31, 2024
Available for sale:
State and municipal securities	$18,349	$(346)	$226,484	$(43,536)	$244,833	$(43,882)
Corporate bonds	7,450	(550)	59,443	(4,700)	66,893	(5,250)
U.S. treasury and government agency securities	10,062	(52)	3,423	(887)	13,485	(939)
Commercial mortgage-backed securities	4,418	(120)	39,866	(5,539)	44,284	(5,659)
Residential mortgage-backed securities	148,383	(1,296)	386,414	(56,258)	534,797	(57,554)
Commercial collateralized mortgage obligations	13,014	(148)	15,552	(2,549)	28,566	(2,697)
Residential collateralized mortgage obligations	14,884	(291)	109,416	(19,319)	124,300	(19,610)
Total	$216,560	$(2,803)	$840,598	$(132,788)	$1,057,158	$(135,591)
Held to maturity:
State and municipal securities	$—	$—	$10,456	$(689)	$10,456	$(689)
At March 31, 2025, the Company had 513 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at March 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)
Allowance for credit losses:	Municipal Securities
Balance at January 1, 2025	$50
Recovery for credit loss for held to maturity securities	(1)
Balance at March 31, 2025	$49
Balance at January 1, 2024	$63
Recovery for credit loss for held to maturity securities	(39)
Balance at March 31, 2024	$24

Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at March 31, 2025, or December 31, 2024. Accrued interest on securities of $5.5 million and $5.3 million at March 31, 2025, and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Proceeds from sales/calls	$5,504	$21,224
Gross realized gains	—	—
Gross realized losses	—	(403)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2025, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$5,633	$5,583
Due after one year through five years	5,151	4,929	38,411	36,601
Due after five years through ten years	5,992	5,432	208,160	189,782
Due after ten years	—	—	140,107	115,203
Commercial mortgage-backed securities	—	—	86,737	81,852
Residential mortgage-backed securities	—	—	594,963	548,986
Commercial collateralized mortgage obligations	—	—	36,077	34,001
Residential collateralized mortgage obligations	—	—	166,343	149,360
Total	$11,143	$10,361	$1,276,431	$1,161,368
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Carrying value of securities pledged to secure public deposits	$529,345	$504,554
Carrying value of securities pledged to repurchase agreements	4,601	4,731

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Loans held for sale	$10,191	$10,494
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,383,849	$2,477,431
Construction/land/land development	798,609	864,011
Residential real estate(2)	1,954,957	1,857,589
Total real estate	5,137,415	5,199,031
Commercial and industrial	2,022,085	2,002,634
Mortgage warehouse lines of credit	404,131	349,081
Consumer	21,895	22,967
Total LHFI(3)	7,585,526	7,573,713
Less: Allowance for loan credit losses (“ALCL”)	92,011	91,060
LHFI, net	$7,493,515	$7,482,653
____________________________
(1)Includes owner occupied commercial real estate of $938.0 million and $975.9 million at March 31, 2025, and December 31, 2024, respectively.
(2)Includes multifamily real estate of $489.8 million and $425.5 million at March 31, 2025, and December 31, 2024, respectively.
(3)Includes unamortized purchase accounting adjustment and net deferred loan fees of $9.2 million and $9.8 million at March 31, 2025, and December 31, 2024, respectively.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following is a summary description of the Company’s internal risk ratings:

• Pass (1-6)	Loans within this risk rating are further categorized as follows:
Minimal risk (1)	Well-collateralized by cash equivalent instruments held by the Banks.
Moderate risk (2)	Borrowers with excellent asset quality and liquidity. Borrowers’ capitalization and liquidity exceed industry norms. Borrowers in this category have significant levels of liquid assets and have a low level of leverage.
Better than average risk (3)	Borrowers with strong financial strength and excellent liquidity that consistently demonstrate strong operating performance. Borrowers in this category generally have a sizable net worth that can be converted into liquid assets within 12 months.
Average risk (4)	Borrowers with sound credit quality and financial performance, including liquidity. Borrowers are supported by sufficient cash flow coverage generated through operations across the full business cycle.
Marginally acceptable risk (5)	Loans generally meet minimum requirements for an acceptable loan in accordance with lending policy but possess one or more attributes that cause the overall risk profile to be higher than the majority of newly approved loans.
Watch (6)	A passing loan with one or more factors that identify a potential weakness in the overall ability of the borrower to repay the loan. These weaknesses are generally mitigated by other factors that reduce the risk of delinquency or loss.
• Special Mention (7)	This grade is intended to be temporary and includes borrowers whose credit quality has deteriorated and is at risk of further decline.
• Substandard (8)	This grade includes “Substandard” loans under regulatory guidelines. Substandard loans exhibit a well-defined weakness that jeopardizes debt repayment in accordance with contractual agreements, even though the loan may be performing. These obligations are characterized by the distinct possibility that a loss may be incurred if these weaknesses are not corrected, and repayment may be dependent upon collateral liquidation or secondary source of repayment.
• Doubtful (9)	This grade includes “Doubtful” loans under regulatory guidelines. Such loans are placed on nonaccrual status and repayment may be dependent upon collateral with no readily determinable valuation or valuations that are highly subjective in nature. Repayment for these loans is considered improbable based on currently existing facts and circumstances.
• Loss (0)	This grade includes “Loss” loans under regulatory guidelines. Loss loans are charged-off or written down when repayment is not expected.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BTH Holdings, Inc. (“BTH”), the Company held approximately $8.0 million and $12.3 million of unpaid principal balance PCD loans at March 31, 2025 and December 31, 2024, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2024 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2025, and gross charge-offs for the three months ended March 31, 2025, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$69,854	$237,236	$330,075	$889,371	$383,044	$418,503	$40,366	$2,368,449
Special mention	429	1,209	—	—	19	2,103	635	4,395
Classified	—	1,643	1,133	1,119	2,387	4,723	—	11,005
Total commercial real estate loans	$70,283	$240,088	$331,208	$890,490	$385,450	$425,329	$41,001	$2,383,849
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$257	$257

Construction/land/land development:
Pass	$30,211	$155,226	$191,636	$238,025	$90,799	$16,969	$53,843	$776,709
Special mention	—	—	174	—	—	—	—	174
Classified	126	1,211	2,269	9,984	4,887	937	2,312	21,726
Total construction/land/land development loans	$30,337	$156,437	$194,079	$248,009	$95,686	$17,906	$56,155	$798,609
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$78,881	$140,362	$312,217	$542,648	$337,059	$371,911	$117,165	$1,900,243
Special mention	—	—	—	—	15,066	309	—	15,375
Classified	1,635	1,173	10,644	16,034	3,648	5,978	227	39,339
Total residential real estate loans	$80,516	$141,535	$322,861	$558,682	$355,773	$378,198	$117,392	$1,954,957
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$118,908	$246,466	$226,696	$146,321	$73,151	$66,190	$1,079,521	$1,957,253
Special mention	—	307	65	533	3,113	534	4,808	9,360
Classified	282	5,505	6,496	17,968	499	974	23,748	55,472
Total commercial and industrial loans	$119,190	$252,278	$233,257	$164,822	$76,763	$67,698	$1,108,077	$2,022,085
Year-to-date gross charge-offs	$—	$205	$122	$19	$494	$146	$3,575	$4,561

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$404,131	$404,131
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,581	$8,293	$3,599	$1,042	$220	$85	$5,941	$21,761
Classified	60	13	30	30	—	—	1	134
Total consumer loans	$2,641	$8,306	$3,629	$1,072	$220	$85	$5,942	$21,895
Year-to-date gross charge-offs	$—	$9	$13	$2	$—	$1	$5	$30

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	March 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$8,312	$—	$926	$9,238	$2,374,611	$2,383,849	$—
Construction/land/land development	4,158	—	4,320	8,478	790,131	798,609	—
Residential real estate	27,498	4,892	5,066	37,456	1,917,501	1,954,957	—
Total real estate	39,968	4,892	10,312	55,172	5,082,243	5,137,415	—
Commercial and industrial	10,513	1,002	5,927	17,442	2,004,643	2,022,085	—
Mortgage warehouse lines of credit	—	—	—	—	404,131	404,131	—
Consumer	100	43	17	160	21,735	21,895	—
Total LHFI	$50,581	$5,937	$16,256	$72,774	$7,512,752	$7,585,526	$—

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$3,576	$1,019	$957	$5,552	$2,471,879	$2,477,431	$—
Construction/land/land development	441	33	4,876	5,350	858,661	864,011	—
Residential real estate	12,655	5,219	5,723	23,597	1,833,992	1,857,589	—
Total real estate	16,672	6,271	11,556	34,499	5,164,532	5,199,031	—
Commercial and industrial	3,873	2,206	1,596	7,675	1,994,959	2,002,634	—
Mortgage warehouse lines of credit	—	—	—	—	349,081	349,081	—
Consumer	199	7	57	263	22,704	22,967	—
Total LHFI	$20,744	$8,484	$13,209	$42,437	$7,531,276	$7,573,713	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $29.8 million and $32.6 million at March 31, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

	Three Months Ended March 31, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$12,454	$53,449	$501	$712	$91,060
Charge-offs	257	—	—	4,561	—	30	4,848
Recoveries	13	—	46	2,042	—	19	2,120
Provision(1)	(117)	(562)	527	3,832	(79)	78	3,679
Ending balance	$16,185	$6,836	$13,027	$54,762	$422	$779	$92,011
Average balance	$2,448,099	$821,754	$1,909,922	$2,004,034	$289,521	$22,709	$7,496,039
Net charge-offs (recoveries) to loan average balance (annualized)	0.04%	—%	(0.01)%	0.51%	—%	0.20%	0.15%

_________________________
(1)The $3.4 million provision for credit losses on the consolidated statement of income includes a $3.7 million provision for loan losses, and a $233,000 and $1,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the three months ended March 31, 2025.

	Three Months Ended March 31, 2024
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,625	$9,990	$10,619	$55,330	$529	$775	$96,868
Charge-offs	455	—	—	6,181	—	47	6,683
Recoveries	30	—	4	4,064	—	3	4,101
Provision(1)	(1,656)	(11)	11	5,610	132	3	4,089
Ending balance	$17,544	$9,979	$10,634	$58,823	$661	$734	$98,375
Average balance	$2,438,476	$1,130,355	$1,739,105	$2,121,502	$306,248	$23,319	$7,759,005
Net charge-offs to loan average balance	0.07%	—%	—%	0.40%	—%	0.76%	0.13%

____________________________
(1)The $3.0 million provision for credit losses on the consolidated statements of income includes a $4.1 million provision for loan credit losses, a $1.0 million and $39,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the three months ended March 31, 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	March 31, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$802	$—	$15,116	$—	$—	$—	$15,918
Equipment	—	—	—	18	—	—	18
Total	$802	$—	$15,116	$18	$—	$—	$15,936
ALCL Allocation	$—	$—	$66	$—	$—	$—	$66

	December 31, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$832	$—	$16,804	$—	$—	$—	$17,636
Equipment	—	—	—	42	—	46	88
Total	$832	$—	$16,804	$42	$—	$46	$17,724
ALCL Allocation	$—	$—	$121	$—	$—	$—	$121
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commercial real estate	$5,403	$832	$5,465	$4,974
Construction/land/land development	12,985	—	17,694	18,505
Residential real estate	37,470	16,048	40,749	36,221
Total real estate	55,858	16,880	63,908	59,700
Commercial and industrial	1,587	42	17,325	15,120
Consumer	—	46	135	182
Total nonaccrual loans	$57,445	$16,968	$81,368	$75,002
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the three months ended March 31, 2025 and 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended March 31, 2025 and 2024.

	Amortized Cost Basis at March 31, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$721	0.03%
Construction/land/land development	133	0.02
Residential real estate	415	0.02
Total real estate	1,269	0.02
Commercial and industrial	18,555	0.92
Total	$19,824	0.26

	Amortized Cost Basis at March 31, 2024
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Construction/land/land development	$1,462	0.13%	$—	—%
Residential real estate	35	—	—	—
Total real estate	1,497	0.03	—	—
Commercial and industrial	7,312	0.34	35	—
Total	$8,809	0.11	$35	—

The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025
Term Extension
Commercial real estate	Added a weighted average 6.0 months to the life of the modified loans
Construction/land/land development	Added a weighted average 5.9 months to the life of the modified loans
Residential real estate	Added a weighted average 28.8 months to the life of the modified loans
Commercial and industrial	Added a weighted average 5.5 months to the life of the modified loans

Three Months Ended March 31, 2024
	Term Extension	Other-Than-Insignificant Payment Delay
Construction/land/land development	Added a weighted average 3.9 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 6.0 months to the life of the modified loans	N/A
Commercial and industrial	Added a weighted average 6.0 months to the life of the modified loans	Delayed payment of weighted average 2.0 months

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table depicts the performance of loans that have been modified during the last twelve months ended March 31, 2025 and 2024.

	Payment Status (Amortized Cost Basis)
	March 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,265	$—	$—
Construction/land/land development	133	206	—
Residential real estate	911	643	—
Total real estate	3,309	849	—
Commercial and industrial(1)	22,144	1,088	419
Consumer	—	3	—
Total LHFI	$25,453	$1,940	$419
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
At March 31, 2025, and December 31, 2024, the Company had $530,000 and $35,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The table below provides the details of loans to borrowers experiencing financial difficulty that were modified within the last twelve months and defaulted during the three months ended March 31, 2025. There were no loans that were modified during the twelve months ended March 31, 2024, and defaulted during the three months ended March 31, 2024.

	Twelve Months Ended March 31, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$—	$257
Commercial and industrial(1)	432	2,795
Total	$432	$3,052
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2025, and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during 2025 or 2024.

	March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$223,390	$33,581	$256,971
Corporate bonds	—	75,916	1,000	76,916
U.S. government agency securities	—	13,282	—	13,282
Commercial mortgage-backed securities	—	81,852	—	81,852
Residential mortgage-backed securities	—	548,986	—	548,986
Commercial collateralized mortgage obligations	—	34,001	—	34,001
Residential collateralized mortgage obligations	—	149,360	—	149,360
Securities available for sale	—	1,126,787	34,581	1,161,368
Securities carried at fair value through income	—	—	6,512	6,512
Rabbi Trust assets	614	—	—	614
Other assets - derivatives	—	13,810	—	13,810
Total recurring fair value measurements - assets	$614	$1,140,597	$41,093	$1,182,304

Other liabilities - derivatives	—	(13,123)	—	(13,123)
Total recurring fair value measurements - liabilities	$—	$(13,123)	$—	$(13,123)

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$221,222	$34,754	$255,976
Corporate bonds	—	77,236	1,000	78,236
U.S. government agency securities	—	13,805	—	13,805
Commercial mortgage-backed securities	—	44,284	—	44,284
Residential mortgage-backed securities	—	540,834	—	540,834
Commercial collateralized mortgage obligations	—	28,566	—	28,566
Residential collateralized mortgage obligations	—	140,827	—	140,827
Securities available for sale	—	1,066,774	35,754	1,102,528
Securities carried at fair value through income	—	—	6,512	6,512
Loans held for sale	—	10,494	—	10,494
Rabbi Trust assets	509	—	—	509
Other assets - derivatives	—	15,595	—	15,595
Total recurring fair value measurements - assets	$509	$1,092,863	$42,266	$1,135,638

Other liabilities - derivatives	—	(14,959)	—	(14,959)
Total recurring fair value measurements - liabilities	$—	$(14,959)	$—	$(14,959)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024, are summarized as follows:

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
(Loss) recognized in AOCI	(3)	—
Settlements	(1,170)	—
Balance at March 31, 2025	$34,581	$6,512

(Dollars in thousands)	MSR Asset	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue(1)	450	—	—
Other noninterest income	—	—	(53)
Loss recognized in AOCI	—	(77)	—
Purchases, issuances, sales and settlements:
Sales	(16,087)	—	—
Settlements	—	(2,121)	—
Balance at March 31, 2024	$—	$48,249	$6,755
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
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 1 securities, the Company obtains the fair value measurements for those identical assets from an independent pricing service. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with ASC 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to other pricing sources, such as Bloomberg LP. The third-party pricing service is subject to an annual review of internal controls in accordance with the Statement on Standards for Attestation Engagements No. 16, which was made available to the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, the Company determines the fair value of the instruments based on features such as callability, embedded put options, and prepayment optionality. Instruments with put option features are valued at book value, non-putable instruments are priced mainly using a present value calculation based on the spread to the yield curve.
Mortgage Servicing Rights (“MSR”)
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the three months ended March 31, 2024. There were no MSR assets recognized or recorded during the three months ended March 31, 2025 or 2024, and the carrying value of the MSR asset is zero at both March 31, 2025 and December 31, 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations are based on the fair values of the underlying derivative transactions and an assessment of counterparty credit risk. Significant management judgment and estimation is required in determining these fair value measurements.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income and loans held for sale, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At March 31, 2025, and December 31, 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	March 31, 2025
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,512	$6,515	$(3)
Rabbi Trust assets	614	605	9
Total	$7,126	$7,120	$6

	December 31, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Loans held for sale(1)	$10,494	$10,228	$266
Securities carried at fair value through income	6,512	6,515	(3)
Rabbi Trust Assets	509	499	10
Total	$17,515	$17,242	$273
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2025	2024
Mortgage banking revenue (loans held for sale)(1)	$—	$2
Other income:
Securities carried at fair value through income	—	(53)
Total fair value option impact on noninterest income	$—	$(51)

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$1	$—
Deferred compensation liabilities related to Rabbi Trust assets(2)	(1)	—
Total fair value option impact on noninterest expense	$—	$—
____________________________
(1)Please see the Loans Held for Sale section below for more details.
(2)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Prior to January 1, 2025, the Company had elected to use the fair value option when measuring the valuation of the loans held for sale portfolio. During the quarter ended March 31, 2025, we sold all loans that were previously recorded using the fair value option, and all unsold loans funded in 2025 are valued at the lower of cost or market.
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both March 31, 2025, and December 31, 2024. The Company believes the fair value approximates an exit price.
Rabbi Trust
The Company maintains a Rabbi Trust to fund obligations under the Origin Bank Nonqualified Deferred Compensation Plan. Investments within the Rabbi Trust consist of various mutual funds based on the participants individual investment elections. The Company has elected the fair value option for these investments to align their valuation with the related deferred compensation liabilities. Fair values for the Rabbi Trust investments are valued at the daily closing price as reported by the mutual fund. These assets are included in accrued interest receivable and other assets in the Company’s Consolidated Balance Sheet, while the offsetting deferred compensation liabilities are included in accrued expenses and other liabilities. Compensation (benefit) expense associated with the deferred compensation liabilities is offset by loss (gain) from the related security investments Rabbi Trust. The net effect of investment income or loss and related compensation expense or benefit has no impact on the Company’s net income or cash balances because the fair value adjustments for the assets and the change in the liabilities offset each other. Changes in the fair value of the Rabbi Trust assets and changes in the deferred compensation obligation are recognized in salaries and employee benefits in the accompanying Consolidated Statements of Income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and do not have readily determinable fair values. Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas (“FRBD”) or the FHLB, are carried at cost, less impairment, if any, and total $28.3 million and $28.2 million at March 31, 2025 and December 31, 2024, respectively. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaled $43.4 million at both March 31, 2025 and December 31, 2024, and qualify for the practicability exception under Accounting Standards Update (“ASU”) 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. We believe these amounts approximate the fair value of these securities. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $5.1 million and $4.5 million at March 31, 2025, and December 31, 2024, respectively.
Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $2.0 million and $3.6 million at March 31, 2025, and December 31, 2024, respectively. At March 31, 2025, and December 31, 2024, the Company had $5.3 million and $5.1 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2025		December 31, 2024
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$486,202	$486,202	$470,249	$470,249
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	71,754	71,754	71,643	71,643
Accrued interest and loan fees receivable	37,113	37,113	38,901	38,901
Level 3 inputs:
Securities held to maturity	11,094	10,361	11,095	10,456
LHFI, net	7,493,515	7,311,032	7,482,653	7,209,866
Financial liabilities:
Level 2 inputs:
Deposits	8,338,412	8,332,720	8,223,120	8,217,564
FHLB advances, repurchase agreements and other borrowings	12,488	12,340	12,460	12,203
Subordinated indebtedness	89,599	89,598	159,943	159,928
Accrued interest payable	6,641	6,641	8,033	8,033
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended March 31,
Mortgage banking revenue	2025	2024
Origination	$106	$108
Gain on sale of loans held for sale	960	964
Servicing	—	654
Total gross mortgage revenue	1,066	1,726
MSR asset valuation adjustments, net	—	450
Gain on sale of MSR asset	—	410
Mortgage HFS and pipeline fair value adjustment	(151)	291
MSR asset hedge impact	—	(479)
Mortgage banking revenue	$915	$2,398
Mortgage Servicing Rights
Activity in the MSR asset was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$—	$15,637
Settlement of sale of MSR asset	—	(16,087)
Valuation adjustment, net of amortization	—	450
Balance at end of year	$—	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the three months ended March 31, 2024. There were no MSR assets recognized or recorded during the three months ended March 31, 2025, and the Company is no longer retaining servicing on sold loans.
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
At March 31, 2025 and December 31, 2024, the reserve for mortgage loan putback expenses totaled $105,000 and $103,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 7 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Long-term FHLB advances	$6,128	$6,198
Overnight repurchase agreements with depositors	6,360	6,262
Total FHLB advances and other borrowings	$12,488	$12,460
Subordinated indebtedness, net	$89,599	$159,943
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk
The Company was a party to interest rate swap agreements under which the Company received interest at a variable rate and paid interest at a fixed rate. The derivative instruments represented by these swap agreements were designated as cash flow hedges of the Company’s forecasted variable cash flows under variable-rate term borrowing agreements. During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments were recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affected earnings. During the fourth quarter of 2024, the Company terminated these swap agreements locking in an after-tax gain of $537,000 in other comprehensive income. The gain will be accreted from other comprehensive income into earnings over the remaining term of the swap agreements (March 2027 and April 2027). Additionally, during the duration of these swap agreements, there was no ineffective portion of the change in fair value of the derivatives recognized directly in earnings.
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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the fair value of derivative instruments in the Company’s consolidated balance sheets at March 31, 2025, and December 31, 2024, as well as the effect of these derivative instruments on the Company’s consolidated statements of income for the three months ended March 31, 2025 and 2024. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives not designated as hedging instruments:	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate swaps included in other assets	$393,525	$365,042	$13,364	$15,264
Interest rate swaps included in other liabilities	387,010	358,527	(13,123)	(14,959)
Risk participation agreements included in other liabilities	32,803	32,494	—	—
Interest rate-lock commitments on residential mortgage loans included in other assets	14,874	11,007	446	331
	$828,212	$767,070	$687	$636
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The weighted-average rates for interest rate swaps were as follows:

	Weighted-Average Interest Rate
	March 31, 2025		December 31, 2024
Interest rate swaps:	Paid	Received	Paid	Received
Cash flow hedges	—%	—%	4.24%	8.31%
Non-hedging interest rate swaps - financial institution counterparties	5.27	6.88	5.04	7.67
Non-hedging interest rate swaps - customer counterparties	6.88	5.27	7.67	5.04
Gains and losses recognized on derivative instruments not designated as hedging instruments were as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives not designated as hedging instruments:	2025	2024
Amount of gain recognized in mortgage banking revenue	$115	$219
Amount of (loss) gain recognized in other non-interest income	(64)	46
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At March 31, 2025, and December 31, 2024, the Company had zero and $670,000 cash collateral on deposit with swap counterparties, respectively. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). Additionally, the Company’s stockholders approved the Origin Bancorp, Inc. Omnibus Incentive Plan (“Omnibus Plan”) at the April 24, 2024, Annual Meeting.
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 1,375,000 shares were originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At March 31, 2025, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 382,516.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At March 31, 2025, there was $81,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2024 - May 31, 2025 ESPP offering period. These costs are expected to be recognized over a period of 0.2 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	1.00	1.00
Dividend yield	$1.98	$2.08
Risk-free interest rate	4.94%	4.94%
Expected volatility	30.40	31.12
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended March 31,
	2025	2024
ESPP shares purchased	—	—
Shares available for issuance under the ESPP	871,040	927,698
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Three Months Ended March 31,
	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	20,415	$33.06	17,629	$29.33
Granted RSAs	—	—	—	—
Vested RSAs	—	—	—	—
Nonvested RSAs, March 31,	20,415	33.06	17,629	29.33

Nonvested RSUs, January 1,	352,002	$35.45	318,168	$37.69
Granted RSUs	65,729	39.44	8,761	30.43
Vested RSUs	(30,813)	40.73	(28,088)	41.77
Forfeited RSUs	(6,211)	33.02	—	—
Nonvested RSUs, March 31,	380,707	35.75	298,841	37.09

Nonvested PSUs, January 1,	265,197	$32.07	197,842	$28.33
Granted PSUs	55,650	39.50	—	—
Vested PSUs	(17,191)	44.77	—	—
Incremental forfeited PSUs(1)	(9,738)	44.77	—	—
Nonvested PSUs, March 31,	293,918	32.31	197,842	31.74
____________________________
(1)Represents forfeited incremental PSU shares due to the measurement of performance metrics.
At March 31, 2025, there was $48,000, $10.9 million and $5.4 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.1, 2.9 and 1.4 years for RSA, RSU and PSU shares, respectively.
Share-based compensation cost charged to income for the three months ended March 31, 2025, and 2024, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
RSA & RSU	$1,163	$1,058
PSU	539	915
ESPP	113	106
Total stock compensation expense	$1,815	$2,079
Related tax benefits recognized in net income	$381	$437
Stock Option Grants
The Company has previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of March 31, 2025, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger as described further below.

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
The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(17,845)	28.85	—	156
Expired and forfeited	—	—	—	—
Outstanding and exercisable at March 31, 2025	207,989	32.53	3.48	670

Three Months Ended March 31, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(7,941)	16.66	—	130
Expired and forfeited	(2,151)	37.18	—	—
Outstanding and exercisable at March 31, 2024	343,381	31.79	4.04	771
Note 10 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(106,535)	$506	$(106,029)
Net change	15,673	(55)	15,618
Balance at March 31, 2025	$(90,862)	$451	$(90,411)

Balance at January 1, 2024	$(121,646)	$623	$(121,023)
Net change	(3,962)	76	(3,886)
Balance at March 31, 2024	$(125,608)	$699	$(124,909)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at March 31, 2025, and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At March 31, 2025, and December 31, 2024, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
The actual capital amounts and ratios of the Company and the Bank at March 31, 2025, and December 31, 2024, are presented in the following table:

(Dollars in thousands) March 31, 2025	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,104,518	13.57%	$569,801	7.00%	N/A	N/A
Origin Bank	1,085,061	13.41	566,557	7.00	$526,088	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,120,447	13.77	691,805	8.50	N/A	N/A
Origin Bank	1,085,061	13.41	687,962	8.50	647,493	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,286,982	15.81	854,705	10.50	N/A	N/A
Origin Bank	1,178,469	14.56	849,834	10.50	809,366	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,120,447	11.47	390,709	4.00	N/A	N/A
Origin Bank	1,085,061	11.18	388,132	4.00	485,165	5.00
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,085,860	13.32	570,647	7.00	N/A	N/A
Origin Bank	1,075,768	13.29	566,620	7.00	526,147	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,101,766	13.52	692,929	8.50	N/A	N/A
Origin Bank	1,075,768	13.29	688,038	8.50	647,565	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,339,735	16.44	855,670	10.50	N/A	N/A
Origin Bank	1,239,644	15.31	850,353	10.50	809,860	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,101,766	11.08	397,635	4.00	N/A	N/A
Origin Bank	1,075,768	10.89	395,154	4.00	493,943	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $53.7 million at March 31, 2025.
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
There have been no stock repurchases during the three months ended March 31, 2025 or 2024.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) March 31, 2025
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$796,085	$598,589	$253,273	$57,983	$1,705,930
Standby letters of credit	190,831	20,042	21,318	350	232,541
Total off-balance sheet commitments	$986,916	$618,631	$274,591	$58,333	$1,938,471
December 31, 2024
Commitments to extend credit(1)	$776,568	$612,149	$238,791	$44,095	$1,671,603
Standby letters of credit	169,983	42,609	21,318	350	234,260
Total off-balance sheet commitments	$946,551	$654,758	$260,109	$44,445	$1,905,863
____________________________
(1)Includes $772.1 million and $773.1 million of unconditionally cancellable commitments at March 31, 2025, and December 31, 2024, respectively.
At March 31, 2025, the Company held 37 unfunded letters of credit from the FHLB totaling $686.2 million, with expiration dates ranging from April 17, 2025, to September 22, 2027. At December 31, 2024, the Company held 37 unfunded letters of credit from the FHLB totaling $709.2 million, with expiration dates ranging from January 2, 2025, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $3.2 million and $3.5 million at March 31, 2025, and December 31, 2024, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
During the year ended December 31, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. The activity involved the banker, who has since been terminated, facilitating transactions in and among certain customer accounts. The Company has notified its insurance providers of anticipated claims resulting from this activity, but there is no consideration in the Company’s financial results of any potential insurance recoveries.
Several of the loan relationships impacted by the activity were placed on non-accrual and, as a result, the Company recorded a provision for loan credit losses of $4.1 million during the year ended December 31, 2024. Of the $4.1 million provision for loan credit losses, $375,000 has been subsequently released, primarily due to repayment of the underlying loan balances. Additionally, in conjunction with the investigation of this matter, the Company has a contingency reserve, of $2.8 million at March 31, 2025. Total expenses associated with the questioned activity for the three months ended March 31, 2025, were $543,000.
At this time, we continue to believe that any ultimate loss arising from the situation will not be material to our financial position. However, there is at least a reasonable possibility that an additional loss may have been incurred in excess of the amount accrued above, and that a change in the estimate could occur. As of the date of this report, management has assessed that an estimate for this additional loss cannot be made.
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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related condensed notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” and in the section titled “Risk Factors” in our 2024 Form 10-K. We assume no obligation to update any of these forward-looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 55 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize the income generated from interest-earning assets and minimize expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans, securities and interest-earning cash, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
Changes in market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as in the volume and types of interest-earning assets and interest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
In January 2025, we announced our initiative to drive elite financial performance and enhance our award-winning culture.
•Built on three primary pillars:
◦Productivity, Delivery & Efficiency
◦Balance Sheet Optimization
◦Culture & Employee Engagement
•Established near term target of greater than a 1% return on average assets (“ROAA”) run rate by the fourth quarter of 2025 and an ultimate target of top quartile ROAA.
•Near term target is being achieved in part by branch consolidation, headcount reduction, securities optimization, capital optimization, cash/liquidity management, mortgage restructuring, as well as other opportunistic efficiency optimizations throughout the organization.
•We believe the actions we have taken will drive earnings improvement of approximately $23.4 million annually on a pre-tax pre-provision basis.

2025 First Quarter Highlights
•Net interest income was $78.5 million for three months ended March 31, 2025, reflecting an increase of $5.1 million, or 7.0%, compared to the three months ended March 31, 2024.
•Our fully tax equivalent net interest margin (“NIM-FTE”) increased 25 basis points for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024. This expansion was driven primarily by a 58 basis point reduction in rates paid on interest-bearing liabilities, offset by a 20 basis point decline in our yield earned on interest-earning assets.
•Total loans held for investment (“LHFI”) were $7.59 billion at March 31, 2025, reflecting an increase of $11.8 million, or 0.2%, compared to December 31, 2024.
•Total deposits were $8.34 billion at March 31, 2025, reflecting an increase of $115.3 million, or 1.4%, compared to December 31, 2024. Deposits, excluding brokered deposits, were $8.29 billion, reflecting an increase of $145.5 million, or 1.8%, compared to December 31, 2024.
•Total subordinated debentures at March 31, 2025, were $89.6 million, a decrease of $70.3 million, or 44.0%, from $159.9 million at December 31, 2024.
•Book value per common share was $37.77 at March 31, 2025, reflecting an increase of $1.06, or 2.9%, compared to December 31, 2024.
•Stockholders’ equity was $1.18 billion at March 31, 2025, reflecting an increase of $34.9 million, or 3.1%, compared to December 31, 2024.
Results of Operations
Our net income decreased $221,000, or 1.0%, to $22.4 million for the three months ended March 31, 2025, from $22.6 million for the three months ended March 31, 2024. On a diluted EPS basis, we reported $0.71 per share for the three months ended March 31, 2025, compared to $0.73 per share for the three months ended March 31, 2024.
Net Interest Income and Net Interest Margin for the Three Months Ended March 31, 2025 and 2024
Net interest income for the three months ended March 31, 2025, was $78.5 million, an increase of $5.1 million, or 7.0%, compared to the three months ended March 31, 2024. The increase was primarily due to an $11.3 million decrease in interest expense, partially offset by a $6.2 million decrease in total interest income during the three months ended March 31, 2025, compared to three months ended March 31, 2024.
Interest expense on total interest-bearing deposits decreased by $11.1 million, with $8.9 million of the decrease attributable to lower interest rates, which excludes the day count impact, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average rate on interest-bearing deposits declined 62 basis points to 3.23% for the three months ended March 31, 2025, from 3.85% for the three months ended March 31, 2024.
Interest income earned on LHFI decreased by $10.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, with $5.8 million, $3.0 million and $1.3 million due to lower average LHFI balances, lower yields and one less calendar day. Decreases in average loan balances accounted for $3.1 million and $2.3 million of the decrease in interest income earned on real estate loans and commercial and industrial loans for the comparable periods, respectively. Decreases in interest rates drove $2.5 million of the decrease in interest income earned on commercial and industrial loans. The decrease in interest income earned on LHFI was partially offset by increases of $2.8 million and $1.3 million in interest income earned on interest-earning balances due from banks and investment securities. The $2.8 million increase in interest income on interest-earning balances due from banks was primarily driven by a $4.0 million increase in the average balances, partially offset by a $1.2 million decrease in interest income due to yield. The increase in interest income earned on investment securities was primarily driven by the bond portfolio optimization strategy we executed during the quarter ended December 31, 2024, in which we replaced securities with a total book value of $188.2 million and a weighted average yield of 1.51% with new security purchases totaling $173.7 million with a weighted average yield of 5.22%.

The Federal Reserve Board (“FRB”) sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The federal funds target rate range was reduced by 50 basis points on September 18, 2024, to a range of 4.75% to 5.00%, the first rate reduction since early 2020. Prior to this movement, the fed funds rate was at a 23-year high. Subsequent reductions in November and December 2024 resulted in a range of 4.25% to 4.50% as of December 31, 2024. The Federal Reserve maintained this target range throughout the first quarter of 2025. In total, the federal funds target range has decreased 100 basis points from its recent cycle high.
The NIM-FTE was 3.44% for the three months ended March 31, 2025, a 25-basis point increase from 3.19% for the three months ended March 31, 2024. The improvement was mainly driven by a wider interest rate spread, as the 58-basis-point decline in the average rate on total interest-bearing liabilities exceeded the 20-basis-point decline in the yield earned on interest-earning assets for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The average rate on total interest-bearing liabilities for the three months ended March 31, 2025, was 3.30%, compared to 3.88% for the three months ended March 31, 2024. The average yield earned on total interest-earning assets for the three months ended March 31, 2025, was 5.79%, compared to 5.99% for the three months ended March 31, 2024.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025			2024
Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,448,099	$35,111	5.82%	$2,438,476	$35,403	5.84%
Construction/land/land development	821,754	13,913	6.87	1,130,355	20,382	7.25
Residential real estate	1,909,922	26,034	5.53	1,739,105	23,336	5.40
Commercial and industrial	2,004,034	36,422	7.37	2,121,502	41,626	7.89
Mortgage warehouse lines of credit	289,521	5,047	7.07	306,248	5,783	7.59
Consumer	22,709	417	7.45	23,319	468	8.07
LHFI	7,496,039	116,944	6.33	7,759,005	126,998	6.58
Loans held for sale	8,590	131	6.18	12,906	188	5.86
Loans receivable	7,504,629	117,075	6.33	7,771,911	127,186	6.58
Investment securities-taxable	1,021,904	8,076	3.21	1,095,480	6,849	2.51
Investment securities-non-taxable	140,875	968	2.79	148,077	910	2.47
Non-marketable equity securities held in other financial institutions	71,669	416	2.35	58,455	548	3.77
Interest-earning deposits in banks	543,821	6,008	4.48	240,432	3,208	5.37
Total interest-earning assets	9,282,898	132,543	5.79	9,314,355	138,701	5.99
Noninterest-earning assets	525,317			546,881
Total assets	$9,808,215			$9,861,236

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,538,710	$42,944	3.14%	$5,009,117	$45,917	3.69%
Time deposits	972,176	8,835	3.69	1,563,992	16,925	4.35
Total interest-bearing deposits	6,510,886	51,779	3.23	6,573,109	62,842	3.85
FHLB advances & other borrowings	14,148	96	2.75	42,284	518	4.92
Subordinated indebtedness	124,133	2,209	7.22	165,252	2,018	4.91
Total interest-bearing liabilities	6,649,167	54,084	3.30	6,780,645	65,378	3.88
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,837,365			1,866,496
Other liabilities	154,934			151,390
Total liabilities	8,641,466			8,798,531
Stockholders’ Equity	1,166,749			1,062,705
Total liabilities and stockholders’ equity	$9,808,215			$9,861,236
Net interest spread			2.49%			2.11%
Net interest income and margin		$78,459	3.43		$73,323	3.17
Net interest income and margin - (tax equivalent)(2)		$78,837	3.44		$73,870	3.19
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

	Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$140	$(432)	$(292)
Construction/land/land development	(5,565)	(904)	(6,469)
Residential real estate	2,292	406	2,698
Commercial and industrial	(2,305)	(2,899)	(5,204)
Mortgage warehouse lines of credit	(316)	(420)	(736)
Consumer	(12)	(39)	(51)
Loans held for sale	(63)	6	(57)
Loans receivable	(5,829)	(4,282)	(10,111)
Investment securities-taxable	(460)	1,687	1,227
Investment securities-non-taxable	(44)	102	58
Non-marketable equity securities held in other financial institutions	124	(256)	(132)
Interest-earning deposits in banks	4,048	(1,248)	2,800
Total interest-earning assets	(2,161)	(3,997)	(6,158)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	4,855	(7,828)	(2,973)
Time deposits	(6,404)	(1,686)	(8,090)
FHLB advances & other borrowings	(344)	(78)	(422)
Subordinated indebtedness	(502)	693	191
Total interest-bearing liabilities	(2,395)	(8,899)	(11,294)
Net interest income	$234	$4,902	$5,136
Provision for Credit Losses
The provision for credit losses, which includes the provisions for loan credit losses, off-balance sheet commitments credit losses and security credit losses, is based on management’s assessment of the adequacy of our allowance for credit losses (“ACL”) for loans, securities, and our reserve for off-balance-sheet lending commitments. Factors impacting the provision include inherent risk characteristics in our loan and security portfolios, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, reasonable and supportable forecasts, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management’s best estimate of the life of loan/investment security credit losses inherent in our loan/security portfolios at the balance sheet date, and our reserve for off-balance-sheet lending commitments, which reflects management’s best estimate of losses inherent in our legally binding lending-related commitments. The allowance is increased by the provision for loan credit losses and decreased by charge-offs, net of recoveries.

Total provision expense increased by $432,000, to $3.4 million for the three months ended March 31, 2025, from $3.0 million for the three months ended March 31, 2024, primarily driven by an $805,000 increase in provisions expense for off balance sheet items, partially offset by a $410,000 decrease in provision expense for loan credit losses. The increase in provision expense for off balance sheet items was primarily due to a $1.0 million release of provision recorded during the three months ended March 31, 2024. The net decrease in the provision expense for loan credit losses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to changes in the provision for loans individually evaluated, resulting in lower reserves on individually evaluated loans, exclusive of the change in net charge-offs embedded in the ALCL.
Net charge-offs increased $146,000, to $2.7 million for the three months ended March 31, 2025, from $2.6 million for the three months ended March 31, 2024. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 113.08% at March 31, 2025, compared to 243.27% at March 31, 2024, primarily driven by an increase of $40.9 million in our nonperforming LHFI compared to March 31, 2024, with $28.7 million of the increase primarily driven by the questioned loan activity described in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies. Net charge-offs to total average LHFI (annualized) increased to 0.15% for the three months ended March 31, 2025, from 0.13% for the three months ended March 31, 2024, due to slightly higher net charge-offs during the three months ended March 31, 2025.
Noninterest Income
Our primary sources of recurring noninterest income are insurance commission and fee income, service charges and fees, other fee income, and mortgage banking revenue.
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
Noninterest income:	2025	2024	$ Change	% Change
Insurance commission and fee income	$7,927	$7,725	$202	2.6%
Service charges and fees	4,716	4,688	28	0.6
Other fee income	2,301	2,247	54	2.4
Mortgage banking revenue	915	2,398	(1,483)	(61.8)
Swap fee income	533	57	476	N/M
(Loss) on sales of securities, net	—	(403)	403	(100.0)
Limited partnership investment (loss) income	(1,692)	138	(1,830)	N/M
Other income	902	405	497	122.7
Total noninterest income	$15,602	$17,255	$(1,653)	(9.6)
Noninterest income for the three months ended March 31, 2025, decreased by $1.7 million, or 9.6%, to $15.6 million, compared to $17.3 million for the three months ended March 31, 2024, primarily due to a decrease of $1.8 million and $1.5 million in limited partnership investment (loss) income and mortgage banking revenue, respectively. These decreases were partially offset by an increase of $497,000 in other income.
Limited partnership investment (loss) income. The $1.8 million decrease in limited partnership investment (loss) income was primarily due to $1.6 million in fair value adjustments on multiple limited partnership investments during the three months ended March 31, 2025, with no comparable amount realized during the three months ended March 31, 2024.
Mortgage banking revenue. The $1.5 million decrease in mortgage banking revenue was primarily due to decreases of $654,000, $450,000 and $410,000 in servicing revenue, MSR asset valuation adjustments, net and gain on sale of MSR asset, respectively, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. These decreases were offset by an increase of $479,000 in MSR asset hedge impact. Majority of these drivers are primarily due the sale of substantially all of our MSR asset during the three months ended March 31, 2024.

Other income. The $497,000 increase in other income was primarily due to increases of $687,000 and $159,000 in miscellaneous and bank owned life insurance (“BOLI”) income, respectively. The increase in miscellaneous income was primarily driven by a $444,000 expected insurance settlement recovery on vandalized other real estate owned and $213,000 in interest received related to the employee retention credit that was recorded during the year ended December 31, 2024. The increase in BOLI was primarily due to a $208,000 life insurance payout. These increases were offset by a $572,000 write down of other real estate owned, primarily the aforementioned vandalized property, during the current quarter.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
Noninterest expense:	2025	2024	$ Change	% Change
Salaries and employee benefits	$37,731	$35,818	$1,913	5.3%
Occupancy and equipment, net	8,544	6,645	1,899	28.6
Data processing	2,957	3,145	(188)	(6.0)
Office and operations	2,972	2,502	470	18.8
Intangible asset amortization	1,761	2,137	(376)	(17.6)
Regulatory assessments	1,392	1,734	(342)	(19.7)
Advertising and marketing	1,133	1,444	(311)	(21.5)
Professional services	1,250	1,231	19	1.5
Electronic banking	1,354	1,239	115	9.3
Loan-related expenses	599	905	(306)	(33.8)
Franchise tax expense	675	477	198	41.5
Other expense	1,700	1,430	270	18.9
Total noninterest expense	$62,068	$58,707	$3,361	5.7
Noninterest expense for the three months ended March 31, 2025, increased by $3.4 million, or 5.7%, to $62.1 million, compared to $58.7 million for the three months ended March 31, 2024, primarily due to increases of $1.9 million in both salaries and employee benefits and net occupancy and equipment expenses, respectively, and an increase of $470,000 in office and operations expense. These increases were partially offset by decreases of $376,000, $342,000, $311,000 and $306,000 in intangible asset amortization, regulatory assessments, advertising and marketing and loan-related expenses, respectively.
Salaries and employee benefits. The $1.9 million increase in salaries and employee benefits expenses was primarily due to an increase of $1.3 million in incentive compensation bonuses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Also contributing to the increase were our annual merit increases and a $314,000 increase in medical costs.
Occupancy and equipment, net. The $1.9 million increase in occupancy and equipment, net expense was primarily due to a $1.5 million increase in expense associated with the accounting for our strategic profitability initiative which included the consolidation of eight banking centers, six of which closed during the three months ended March 31, 2025. Also contributing to the increase was higher depreciation expense related to normal furniture, fixtures, and equipment purchases.
Office and operations. The $470,000 increase in office and operations expense was primarily due to an increase of $328,000 in check and card fraud and card disputes primarily due to larger volume of transactions during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Intangible asset amortization. The $376,000 decrease in intangible asset amortization was primarily due to the accelerated amortization method used to measure the amortization expense of the assets, as well as certain intangible assets that were fully amortized during 2024.
Regulatory assessments. The $342,000 decrease in regulatory assessments was driven primarily by our improved risk-based pricing loan mix adjustment during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Advertising and marketing. The $311,000 decrease in advertising and marketing expenses was primarily due to a decrease of $190,000 in sponsorships and marketing agencies expenses, respectively, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Loan-related expenses. The $306,000 decrease in loan-related expenses was primarily due to a decrease of $231,000 in loan subservicing costs during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the sale of the majority of our MSR during 2024.
Comparison of Financial Condition at March 31, 2025, and December 31, 2024
General
Total assets increased by $71.7 million, or 0.7%, to $9.75 billion at March 31, 2025, from $9.68 billion at December 31, 2024. The increase in total assets is primarily due to the increase of $58.8 million in available for sale securities, as our deposit growth outpaced our loan growth this quarter.
Total liabilities increased by $36.7 million, or 0.4%, to $8.57 billion at March 31, 2025, from $8.53 billion at December 31, 2024. Total deposits increased by $115.3 million, or 1.4%, to $8.34 billion at March 31, 2025, from $8.22 billion at December 31, 2024, primarily due to an increase of $278.9 million in money market deposits, which was partially offset by decreases of $78.0 million and $67.1 million in time deposits (excluding brokered time deposits) and interest-bearing demand deposits, respectively. Subordinated debentures decreased $70.3 million, or 44.0%, to $89.6 million at March 31, 2025, from $159.9 million at December 31, 2024, as we redeemed eligible subordinated debentures as part of Optimize Origin.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At March 31, 2025, 73.9% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 75.2% at December 31, 2024.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2025		December 31, 2024		2025 vs. 2024
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,383,849	31.4%	$2,477,431	32.7%	$(93,582)	(3.8)%
Construction/land/land development	798,609	10.5	864,011	11.4	(65,402)	(7.6)
Residential real estate	1,954,957	25.8	1,857,589	24.5	97,368	5.2
Total real estate	5,137,415	67.7	5,199,031	68.6	(61,616)	(1.2)
Commercial and industrial	2,022,085	26.7	2,002,634	26.5	19,451	1.0
Mortgage warehouse lines of credit	404,131	5.3	349,081	4.6	55,050	15.8
Consumer	21,895	0.3	22,967	0.3	(1,072)	(4.7)
Total LHFI	$7,585,526	100.0%	$7,573,713	100.0%	$11,813	0.2
______________________
(1)Includes owner-occupied CRE of $938.0 million and $975.9 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, total LHFI were $7.59 billion, an increase of $11.8 million, or 0.2%, compared to $7.57 billion at December 31, 2024. The increase was primarily driven by growth of $97.4 million and $55.1 million in residential real estate loans and mortgage warehouse lines of credit, respectively. This was partially offset by decreases of $93.6 million and $65.4 million in CRE loans and construction/land/land development loans, respectively. Total LHFI at March 31, 2025, excluding mortgage warehouse lines of credit, were $7.18 billion, reflecting a decrease of $43.2 million, or 0.6%, compared to December 31, 2024.

A significant portion, 31.4%, of our LHFI portfolio at March 31, 2025, consisted of CRE loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the CRE loan portfolio, by portfolio industry sector and collateral location as of March 31, 2025.

	March 31, 2025
(Dollars in thousands)	Texas	Louisiana	Mississippi	All Other States	Total
Non-owner occupied CRE:
Office building	$280,065	$27,765	$34,235	$27,912	$369,977
Retail shopping	227,816	38,574	38,652	91,933	396,975
Real estate & construction	164,210	47,604	5,233	37,982	255,029
Healthcare	67,113	43,846	5,696	18,195	134,850
Hotels	—	51,822	37,004	9,120	97,946
All other sectors	120,747	19,039	2,340	48,961	191,087
Total non-owner occupied CRE	859,951	228,650	123,160	234,103	1,445,864
Owner occupied CRE:
Real estate & construction	170,163	45,493	16,767	13,730	246,153
Retail shopping	105,457	16,753	638	1,796	124,644
Healthcare	61,388	20,524	829	—	82,741
Consumer Services	45,145	15,092	253	—	60,490
Entertainment & Recreation	37,271	22,757	10,039	—	70,067
All other sectors	187,656	92,240	25,097	48,897	353,890
Total owner occupied CRE	607,080	212,859	53,623	64,423	937,985
Total CRE loans	$1,467,031	$441,509	$176,783	$298,526	$2,383,849

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2025. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	March 31, 2025
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$389,025	$1,722,937	$261,363	$10,524	$2,383,849
Construction/land/land development	317,053	436,539	36,855	8,162	798,609
Residential real estate	267,540	765,684	58,710	863,023	1,954,957
Total real estate	973,618	2,925,160	356,928	881,709	5,137,415
Commercial and industrial	898,952	1,029,037	94,010	86	2,022,085
Mortgage warehouse lines of credit	404,131	—	—	—	404,131
Consumer	7,201	13,883	312	499	21,895
Total LHFI	$2,283,902	$3,968,080	$451,250	$882,294	$7,585,526

Amounts with fixed rates	$547,088	$2,042,689	$274,942	$199,796	$3,064,515
Amounts with variable rates	1,736,814	1,925,391	176,308	682,498	4,521,011
Total	$2,283,902	$3,968,080	$451,250	$882,294	$7,585,526

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $8.0 million of unpaid principal balance PCD loans at March 31, 2025, and $12.3 million of unpaid principal balance PCD loans at December 31, 2024.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	March 31, 2025	December 31, 2024
Commercial real estate	$5,465	$4,974
Construction/land/land development	17,694	18,505
Residential real estate	40,749	36,221
Commercial and industrial	17,325	15,120
Consumer	135	182
Total nonperforming LHFI	81,368	75,002
Other real estate owned:
Commercial real estate, construction/land/land development	768	1,340
Residential real estate	1,138	1,261
Former Bank premises	—	1,034
Total other real estate owned	1,906	3,635
Other repossessed assets owned	84	—
Total repossessed assets owned	1,990	3,635
Total nonperforming assets	$83,358	$78,637
Total LHFI	$7,585,526	$7,573,713
Ratio of nonperforming LHFI to total LHFI	1.07%	0.99%
Ratio of nonperforming assets to total assets	0.85	0.81

As explained in detail in Part I, Note 12 — Commitments and Contingencies under Loss Contingencies, and as discussed in previous filings, our classified and nonperforming LHFI were negatively impacted beginning in the second quarter of 2024 as a result of litigation against the bank brought in response to certain questioned activity involving a former banker in our East Texas market. We continue to work toward a resolution in this matter.
Nonperforming LHFI increased $6.4 million at March 31, 2025, compared to December 31, 2024, and nonperforming LHFI to LHFI increased to 1.07% compared to 0.99%. The increase in nonperforming loans was primarily driven by two loan relationships totaling $8.2 million at March 31, 2025, with residential real estate loans totaling $5.1 million of the increase. The increase in nonperforming loans was partially offset by one residential real estate loan relationship totaling $2.1 million that paid off during the current quarter but was considered nonperforming at December 31, 2024. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.
The steep incline in the interest rate environment over the last several years driven by the FRB’s federal funds rate setting policy, as outlined in the Results of Operations section above, has negatively impacted borrowers with variable or floating rate loans causing their cost of borrowings to increase significantly since mid-2022. This has put pressure on borrower’s cash flow and contributed to higher overall nonperforming loans at March 31, 2025, compared to December 31, 2024. In addition, there is increased risk in our portfolio at March 31, 2025, compared to December 31, 2024, due to the recent economic events.
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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2025, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.

Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at March 31, 2025. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

The following table presents the allowance for credit loss by loan category:
	March 31,
(Dollars in thousands)	2025		2024
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$16,185	31.4%	$17,544	30.6%
Construction/land/land development	6,836	10.5	9,979	14.8
Residential real estate	13,027	25.8	10,634	21.9
Commercial and industrial	54,762	26.7	58,823	27.3
Mortgage warehouse lines of credit	422	5.3	661	5.1
Consumer	779	0.3	734	0.3
Total	$92,011	100.0%	$98,375	100.0%
__________________________
(1)Represents the ratio of each loan type to total LHFI.
The ALCL to nonperforming LHFI decreased to 113.08% at March 31, 2025, compared to 121.41% at December 31, 2024, primarily driven by an increase of $6.4 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the three months ended March 31, 2025.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
ALCL	2025	2024	2024
Balance at beginning of period	$91,060	$96,868	$96,868
Provision for loan credit losses	3,679	4,089	8,680
Charge-offs:
Commercial real estate	257	455	480
Residential real estate	—	—	11
Commercial and industrial	4,561	6,181	22,787
Consumer	30	47	362
Total charge-offs	4,848	6,683	23,640
Recoveries:
Commercial real estate	13	30	530
Residential real estate	46	4	16
Commercial and industrial	2,042	4,064	8,583
Consumer	19	3	23
Total recoveries	2,120	4,101	9,152
Net charge-offs	2,728	2,582	14,488
Balance at end of period	$92,011	$98,375	$91,060
Ratio of ALCL to:
Nonperforming LHFI	113.08%	243.27%	121.41%
LHFI	1.21	1.25	1.20
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	74.15	63.15	166.91
ALCL	12.02	10.56	15.91
Average LHFI	0.15	0.13	0.18
Securities
Our securities portfolio totaled $1.18 billion at March 31, 2025, representing an increase of $58.8 million, or 5.3%, from $1.12 billion at December 31, 2024. The increase was primarily driven by new purchases, along with an improvement in the unrealized loss position, partially offset by normal principal paydowns, maturities and calls during the three months ended March 31, 2025.
Our available for sale portfolio totaled $1.16 billion at March 31, 2025, and represented 98.5% of our total security portfolio and is comprised of 54.4% mortgage-backed, 22.1% municipal, 15.8% collateralized mortgage obligations, 6.6% corporate and 1.1% treasury/agency securities. Our available for sale portfolio totaled $1.10 billion at December 31, 2024, and represented 98.4% of our total security portfolio and is comprised of 53.0% mortgage-backed, 23.2% municipal, 15.4% collateralized mortgage obligations, 7.1% corporate/asset-backed and 1.3% treasury/agency securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.10 years at March 31, 2025, compared to 4.46 years at December 31, 2024. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.

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
Total deposits increased at March 31, 2025, compared to December 31, 2024, with an increase of $278.9 million in money market deposits, offset by decreases in all remaining categories, including reductions of $78.0 million, $67.1 million and $30.2 million in time deposits, interest-bearing demand, and brokered deposits, respectively. Typically, higher market interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.
The following table presents our deposit mix at the dates indicated:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,888,808	22.7%	$1,900,651	23.1%	$(11,843)	(0.6)%
Money market	3,209,575	38.5	2,930,710	35.6	278,865	9.5
Interest-bearing demand	1,993,388	23.9	2,060,463	25.1	(67,075)	(3.3)
Time deposits	862,968	10.3	941,000	11.4	(78,032)	(8.3)
Brokered deposits(1)	50,000	0.6	80,226	1.0	(30,226)	(37.7)
Savings	333,673	4.0	310,070	3.8	23,603	7.6
Total deposits	$8,338,412	100.0%	$8,223,120	100.0%	$115,292	1.4
_____________________
(1)At March 31, 2025, brokered deposits included brokered time deposits of $50.0 million. At December 31, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $80.0 million and $236,000, respectively.
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
The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$2,081,566	$14,654	2.86%	$1,855,673	$15,566	3.37%
Money market	3,137,769	27,013	3.49	2,875,223	29,411	4.11
Time deposits	912,067	8,091	3.60	1,004,112	9,475	3.80
Brokered deposits(1)	60,109	744	5.02	559,880	7,450	5.35
Savings	319,375	1,277	1.62	278,221	940	1.36
Total interest-bearing	6,510,886	51,779	3.23	6,573,109	62,842	3.85
Noninterest-bearing demand	1,837,365	—		1,866,496	—
Total average deposits	$8,348,251	$51,779	2.52	$8,439,605	$62,842	2.99
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $60.1 million and $3,000, respectively, for the three months ended March 31, 2025. Average brokered deposits included average brokered time deposits of $559.9 million and for the three months ended March 31, 2024.

Our average deposit balances were $8.35 billion for the three months ended March 31, 2025, a decrease of $91.4 million, or 1.1%, from $8.44 billion for the three months ended March 31, 2024. The average rate paid on our interest-bearing deposits for the three months ended March 31, 2025, was 3.23%, compared to 3.85% for the three months ended March 31, 2024.
The decrease in the average cost of our deposits was primarily the result of the recent FRB cuts in the federal funds target rate range beginning in the third and fourth quarters of 2024. The FRB reduced the federal funds target rate range three times by a total of 100 basis points from a 23-year high of 5.25% to 5.50% to 4.25% to 4.50%.
Average noninterest-bearing deposits during the three months ended March 31, 2025, were $1.84 billion, compared to $1.87 billion at March 31, 2024, a decrease of $29.1 million, or 1.6%, and represented 22.0% and 22.1% of average total deposits for the three months ended March 31, 2025 and 2024, respectively. Noninterest-bearing deposits have been impacted by the recent higher interest rate environment, as customers moved out of noninterest-bearing deposit balances into higher interest-earning investments, however, this trend changed direction during the quarter ended September 30, 2024, as rates began to stabilize.
The estimated total amount of uninsured deposits at March 31, 2025, and December 31, 2024, was $3.72 billion and $3.66 billion, respectively, including $822.0 million and $862.9 million in public fund deposits collateralized by pledges assets, respectively.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Long-term FHLB advances	$6,128	$6,198
Overnight repurchase agreements with depositors	6,360	6,262
Total FHLB advances and other borrowings	$12,488	$12,460
Subordinated indebtedness, net	$89,599	$159,943
Total subordinated debentures at March 31, 2025, were $89.6 million, a decrease of $70.3 million, or 44.0%, from $159.9 million at December 31, 2024. The decrease was due to the redemption of $70.0 million in subordinated debentures in conjunction with our Optimize Origin initiative, as forecasted in our fourth quarter 2024 investor presentation. We recognized $681,000 of accelerated amortization of original issue discount related to the redemption during the current quarter. Based upon our forecast, the repurchase is expected to result in approximately $2.1 million in annualized future net interest expense savings.
Please see Note 7 — Borrowings to our consolidated financial statements contained in Part I, Item 1 of this report for more information on the redemption of the subordinated debentures.
We were eligible to borrow an additional $2.15 billion from the FHLB at both March 31, 2025 and December 31, 2024.
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

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Available cash balances at the holding company (unconsolidated)	$51,533	$47,876
Cash and liquid securities as a percentage of total assets	11.1%	10.6%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2025, or December 31, 2024. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at March 31, 2025, we had the ability to borrow $1.39 billion from the discount window at the FRBD, with $1.59 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at March 31, 2025, or December 31, 2024.
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

Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2025	$1,145,245
Net income	22,411
Other comprehensive income, net of tax	15,618
Dividends declared - common stock ($0.15 per share)	(4,753)
Stock compensation, net	1,656
Balance at March 31, 2025	$1,180,177
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2025 and December 31, 2024, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	March 31, 2025		December 31, 2024
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,104,518	13.57%	$1,085,860	13.32%
Tier 1 capital (to risk-weighted assets)	1,120,447	13.77	1,101,766	13.52
Total capital (to risk-weighted assets)	1,286,982	15.81	1,339,735	16.44
Tier 1 capital (to average total consolidated assets)	1,120,447	11.47	1,101,766	11.08

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,085,061	13.41%	$1,075,768	13.29%
Tier 1 capital (to risk-weighted assets)	1,085,061	13.41	1,075,768	13.29
Total capital (to risk-weighted assets)	1,178,469	14.56	1,239,644	15.31
Tier 1 capital (to average total consolidated assets)	1,085,061	11.18	1,075,768	10.89
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

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Please see Note 1 — Significant Accounting Policies in the notes to our consolidated financial statements included in the Company's 2024 Form 10-K filed with the SEC for more information about our critical accounting policies and use of estimates.

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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 8 — Derivative Financial Instruments in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.
Our exposure to interest rate risk is managed by the Bank’s Asset Liability Management Committee in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors.
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

	March 31, 2025
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	15.9%	(6.6)%
+300	12.1	(4.7)
+200	8.3	(2.6)
+100	4.3	(1.1)
Base
-100	(5.1)	0.8
-200	(8.2)	1.5
-300	(10.4)	2.3
-400	(11.3)	3.5
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A.    Risk Factors
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K.
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
There were no stock repurchases during the quarter ended March 31, 2025.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	May 7, 2025	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 7, 2025	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer