Form 10-Q
period 2025-06-30
Origin Bancorp, Inc.
filed 2025-08-06
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 31,224,718 shares of Common Stock, par value $5.00 per share, were issued and outstanding at July 31, 2025.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2025

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
•risks relating to technological change, including the Bank’s and its competitors’ adoption of new technology such as artificial intelligence as well as consumer demands relating to new technologies;
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
•the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$113,918	$132,991
Interest-earning deposits in banks	220,193	337,258
Total cash and cash equivalents	334,111	470,249
Securities:
Available for sale	1,126,721	1,102,528
Held to maturity, net of allowance for credit losses of $47 and $50 at June 30, 2025, and December 31, 2024, respectively (fair value of $9,742 and $10,456 at June 30, 2025, and December 31, 2024, respectively)	11,093	11,095
Securities carried at fair value through income	6,218	6,512
Total securities	1,144,032	1,120,135
Non-marketable equity securities held in other financial institutions	75,181	71,643
Loans held for sale (at fair value at December 31, 2024)	8,878	10,494
Loans, net of allowance for credit losses of $92,426 and $91,060 at June 30, 2025, and December 31, 2024, respectively	7,592,020	7,482,653
Premises and equipment, net	122,618	126,620
Cash surrender value of bank-owned life insurance	41,265	40,840
Goodwill	128,679	128,679
Other intangible assets, net	36,444	37,473
Accrued interest receivable and other assets	194,930	189,916
Total assets	$9,678,158	$9,678,702
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,841,684	$1,900,651
Interest-bearing deposits	5,450,710	5,301,479
Time deposits	830,642	1,020,990
Total deposits	8,123,036	8,223,120
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	127,843	12,460
Subordinated indebtedness, net	89,657	159,943
Accrued expenses and other liabilities	131,853	137,934
Total liabilities	8,472,389	8,533,457
Commitments and contingencies - See Note 12 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 31,224,718 and 31,197,574 shares issued at June 30, 2025, and December 31, 2024, respectively)	156,124	155,988
Additional paid‑in capital	537,819	537,366
Retained earnings	585,387	557,920
Accumulated other comprehensive loss	(73,561)	(106,029)
Total stockholders’ equity	1,205,769	1,145,245
Total liabilities and stockholders’ equity	$9,678,158	$9,678,702
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$121,239	$129,879	$238,314	$257,065
Investment securities-taxable	7,692	6,606	15,768	13,455
Investment securities-nontaxable	1,425	893	2,393	1,803
Interest and dividend income on assets held in other financial institutions	4,281	4,416	10,705	8,172
Total interest and dividend income	134,637	141,794	267,180	280,495
Interest expense
Interest-bearing deposits	50,152	65,469	101,931	128,311
FHLB advances and other borrowings	1,216	514	1,312	1,032
Subordinated indebtedness	1,133	1,921	3,342	3,939
Total interest expense	52,501	67,904	106,585	133,282
Net interest income	82,136	73,890	160,595	147,213
Provision for credit losses	2,862	5,231	6,306	8,243
Net interest income after provision for credit losses	79,274	68,659	154,289	138,970
Noninterest income
Insurance commission and fee income	6,661	6,665	14,588	14,390
Service charges and fees	4,927	4,862	9,643	9,550
Other fee income	2,809	2,404	5,110	4,651
Mortgage banking revenue	1,369	1,878	2,284	4,276
Swap fee income	1,435	44	1,968	101
Loss on sales of securities, net	(14,448)	—	(14,448)	(403)
Change in fair value of equity investments	—	5,188	—	5,188
Limited partnership investment (loss) income	(1,909)	68	(3,601)	206
Other income	524	1,356	1,426	1,761
Total noninterest income	1,368	22,465	16,970	39,720
Noninterest expense
Salaries and employee benefits	38,280	38,109	76,011	73,927
Occupancy and equipment, net	7,187	7,009	15,731	13,654
Data processing	3,432	3,468	6,389	6,613
Office and operations	3,337	3,072	6,309	5,574
Intangible asset amortization	1,768	2,137	3,529	4,274
Regulatory assessments	1,345	1,842	2,737	3,576
Advertising and marketing	1,158	1,328	2,291	2,772
Professional services	1,285	1,303	2,535	2,534
Electronic banking	1,359	1,238	2,713	2,477
Loan-related expense	669	1,077	1,268	1,982
Franchise tax expense	688	815	1,363	1,292
Other expense	1,475	2,990	3,175	4,420
Total noninterest expense	61,983	64,388	124,051	123,095
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income tax expense	18,659	26,736	47,208	55,595
Income tax expense	4,012	5,747	10,150	11,974
Net income	$14,647	$20,989	$37,058	$43,621
Basic earnings per common share	$0.47	$0.68	$1.19	$1.41
Diluted earnings per common share	0.47	0.67	1.18	1.40
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$14,647	$20,989	$37,058	$43,621
Other comprehensive income
Securities available for sale and transferred securities:
Net unrealized holding gain (loss) arising during the period	6,953	(2,838)	26,795	(8,253)
Reclassification adjustment for net loss included in net income	14,448	—	14,448	403
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	21,401	(2,838)	41,243	(7,850)
Net loss realized as a yield adjustment in interest on transferred investment securities	(2)	(3)	(5)	(6)
Change in the net unrealized gain (loss) on investment securities, before tax	21,399	(2,841)	41,238	(7,856)
Income tax expense (benefit) related to net unrealized gain (loss) arising during the period	4,494	(597)	8,660	(1,650)
Change in the net unrealized gain (loss) on investment securities, net of tax	16,905	(2,244)	32,578	(6,206)
Cash flow hedges:
Net unrealized gain arising during the period	—	71	—	275
Reclassification adjustment for net gain included in net income	(70)	(110)	(139)	(218)
Change in the net unrealized gain on cash flow hedges, before tax	(70)	(39)	(139)	57
Income tax (benefit) expense related to net unrealized gain on cash flow hedges	(15)	(8)	(29)	12
Change in net unrealized gain on cash flow hedges, net of tax	(55)	(31)	(110)	45
Other comprehensive income (loss), net of tax	16,850	(2,275)	32,468	(6,161)
Comprehensive income	$31,497	$18,714	$69,526	$37,460
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

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2025	31,197,574	$155,988	$537,366	$557,920	$(106,029)	$1,145,245
Net income	—	—	—	22,411	—	22,411
Other comprehensive income, net of tax	—	—	—	—	15,618	15,618
Stock-based compensation expense	—	—	1,815	—	—	1,815
Stock-based compensation shares issued, net of shares withheld	31,476	157	(734)	—	—	(577)
Exercise of stock options, net of shares withheld	14,956	75	343	—	—	418
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,753)	—	(4,753)
Balance at March 31, 2025	31,244,006	156,220	538,790	575,578	(90,411)	1,180,177
Net income	—	—	—	14,647	—	14,647
Other comprehensive income, net of tax	—	—	—	—	16,850	16,850
Stock-based compensation expense	—	—	2,067	—	—	2,067
Stock-based compensation shares issued, net of shares withheld	55,731	279	(696)	—	—	(417)
Exercise of stock options, net of shares withheld	2,812	14	70	—	—	84
Shares issued under employee stock purchase program	58,568	293	1,219	—	—	1,512
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,769)	—	(4,769)
Repurchase of common stock	(136,399)	(682)	(3,631)	(69)	—	(4,382)
Balance at June 30, 2025	31,224,718	$156,124	$537,819	$585,387	$(73,561)	$1,205,769

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$37,058	$43,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,306	8,243
Depreciation and amortization	9,273	8,228
Net amortization on securities	1,422	2,439
Amortization (accretion) of net premium/discount on purchased loans	40	(10)
Amortization of investments in tax credit funds	495	830
Loss on sale of securities, net	14,448	403
Loss (gain) on limited partnership investments	3,561	(185)
Deferred income tax expense (benefit)	(591)	(1,957)
Stock-based compensation expense	3,882	3,767
Originations of mortgage loans held for sale	(89,252)	(99,354)
Proceeds from mortgage loans held for sale	89,580	85,292
Gain on mortgage loans held for sale	(2,463)	(2,301)
MSR asset valuation adjustment	—	(450)
Gain on sale of MSR asset	—	(410)
Net gain on disposals of premises and equipment	(75)	(822)
Increase in the cash surrender value of life insurance	(633)	(460)
Employee Retention Credit received	1,863	—
Gain on equity securities without a readily determinable fair value	—	(5,188)
Net losses on sales and write-downs of other real estate owned	652	24
Net change in operating leases	507	106
Increase in other assets	(17,758)	(9,526)
(Decrease) increase in other liabilities	(2,121)	6,739
Net cash provided by operating activities	56,194	39,029
Cash flows from investing activities:
Purchases of securities available for sale	(304,788)	(33,836)
Maturities and pay downs of securities available for sale	91,771	94,442
Proceeds from sales and calls of securities available for sale	214,979	22,285
Pay downs of securities carried at fair value	315	299
Redemption of non-marketable equity securities held in other financial institutions	5,486	5,556
Purchase of non-marketable equity securities held in other financial institutions	(8,875)	(8,816)
Originations of mortgage warehouse loans	(4,864,014)	(4,384,977)
Proceeds from pay-offs of mortgage warehouse loans	4,638,346	4,208,437
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	108,902	(117,799)
Purchase of other intangibles	(2,500)	—
Proceeds from sale of the MSR asset	—	15,885
Proceeds from bank-owned life insurance	208	—
Return of capital and other distributions from limited partnership investments	692	296
Capital calls on limited partnership investments	(2,324)	(961)
Purchase of low-income housing tax credit investments	(134)	(83)
Purchases of premises and equipment	(1,778)	(9,269)
Proceeds from sales of premises and equipment	111	3,555
Proceeds from sales of other real estate owned	1,724	507
Transfers of other real estate owned to other assets	168	—
Net cash used in investing activities	(121,711)	(204,479)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Net (decrease) increase in deposits	$(100,084)	$259,717
Repayments of long-term FHLB advances	(141)	(136)
Proceeds from short-term FHLB advances	1,315,000	1,425,000
Repayments of short-term FHLB advances	(1,200,000)	(1,465,000)
Redemption/Repurchase of subordinated debentures	(72,593)	(34,599)
Repayments of other short-term borrowings	(116,724)	—
Proceeds from other short-term borrowings	116,724	—
Net increase (decrease) in securities sold under agreements to repurchase	524	(2,725)
Dividends paid	(9,479)	(9,346)
Cash received from exercise of stock options	534	148
Common stock repurchased	(4,382)	—
Net cash (used by) provided by financing activities	(70,621)	173,059
Net increase in cash and cash equivalents	(136,138)	7,609
Cash and cash equivalents at beginning of period	470,249	280,441
Cash and cash equivalents at end of period	$334,111	$288,050

Interest paid	$109,762	$129,167
Income taxes paid	25,162	18,308
Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	736	—
Real estate acquired in settlement of loans	970	3,576
Recognition of operating right-of-use assets	3,208	6,252
Recognition of operating lease liabilities	3,203	6,295
Impairment of right-of-use assets due to branch closures	(332)	—
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Effect of Recently Adopted Accounting Standards
ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method — The amendments in this Update allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. The amendments in this Update also eliminate certain low income housing tax credits (“LIHTC”)-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance apply only to tax equity investments accounted for using the proportional amortization method. The ASU was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Implementation of this ASU did not materially impact the Company's financial statements or disclosures.
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
The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all periods presented in the financial statements is required. Implementation of this ASU did not materially impact the Company's financial statements or disclosures.
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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024
Net income	$14,647	$20,989	$37,058	$43,621
Denominator:
Weighted average common shares outstanding	31,192,622	31,042,527	31,199,151	31,011,930
Dilutive effect of stock-based awards	135,196	89,302	176,653	98,817
Weighted average diluted common shares outstanding	31,327,818	31,131,829	31,375,804	31,110,747

Basic earnings per common share	$0.47	$0.68	$1.19	$1.41
Diluted earnings per common share	0.47	0.67	1.18	1.40
There were 303,140 and 186,446 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and six months ended June 30, 2025, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 548,823 and 471,883 shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and six months ended June 30, 2024, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$323,137	$145	$(39,692)	$283,590	$—	$283,590
Corporate bonds	80,628	520	(3,558)	77,590	—	77,590
U.S. treasury and government agency securities	4,008	1	(746)	3,263	—	3,263
Commercial mortgage-backed securities	17,111	12	(1,987)	15,136	—	15,136
Residential mortgage-backed securities	491,604	2,242	(34,466)	459,380	—	459,380
Commercial collateralized mortgage obligations	83,557	223	(1,266)	82,514	—	82,514
Residential collateralized mortgage obligations	220,338	421	(15,511)	205,248	—	205,248
Total	$1,220,383	$3,564	$(97,226)	$1,126,721	$—	$1,126,721
Held to maturity:
State and municipal securities	$11,140	$—	$(1,398)	$9,742	$(47)	$11,093
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,218	$—	$6,218

December 31, 2024
Available for sale:
State and municipal securities	$299,642	$216	$(43,882)	$255,976	$—	$255,976
Corporate bonds	83,041	445	(5,250)	78,236	—	78,236
U.S. treasury and government agency securities	14,742	2	(939)	13,805	—	13,805
Commercial mortgage-backed securities	49,943	—	(5,659)	44,284	—	44,284
Residential mortgage-backed securities	598,380	8	(57,554)	540,834	—	540,834
Commercial collateralized mortgage obligations	31,263	—	(2,697)	28,566	—	28,566
Residential collateralized mortgage obligations	160,422	15	(19,610)	140,827	—	140,827
Total	$1,237,433	$686	$(135,591)	$1,102,528	$—	$1,102,528
Held to maturity:
State and municipal securities	$11,145	$—	$(689)	$10,456	$(50)	$11,095
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,512	$—	$6,512
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at June 30, 2025, and December 31, 2024, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) June 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$54,711	$(1,893)	$209,110	$(37,799)	$263,821	$(39,692)
Corporate bonds	11,520	(372)	45,912	(3,186)	57,432	(3,558)
U.S. treasury and government agency securities	119	(1)	3,082	(745)	3,201	(746)
Commercial mortgage-backed securities	—	—	13,655	(1,987)	13,655	(1,987)
Residential mortgage-backed securities	6,931	(129)	250,667	(34,337)	257,598	(34,466)
Commercial collateralized mortgage obligations	39,384	(57)	11,102	(1,209)	50,486	(1,266)
Residential collateralized mortgage obligations	25,196	(37)	97,358	(15,474)	122,554	(15,511)
Total	$137,861	$(2,489)	$630,886	$(94,737)	$768,747	$(97,226)
Held to maturity:
State and municipal securities	$—	$—	$9,742	$(1,398)	$9,742	$(1,398)

December 31, 2024
Available for sale:
State and municipal securities	$18,349	$(346)	$226,484	$(43,536)	$244,833	$(43,882)
Corporate bonds	7,450	(550)	59,443	(4,700)	66,893	(5,250)
U.S. treasury and government agency securities	10,062	(52)	3,423	(887)	13,485	(939)
Commercial mortgage-backed securities	4,418	(120)	39,866	(5,539)	44,284	(5,659)
Residential mortgage-backed securities	148,383	(1,296)	386,414	(56,258)	534,797	(57,554)
Commercial collateralized mortgage obligations	13,014	(148)	15,552	(2,549)	28,566	(2,697)
Residential collateralized mortgage obligations	14,884	(291)	109,416	(19,319)	124,300	(19,610)
Total	$216,560	$(2,803)	$840,598	$(132,788)	$1,057,158	$(135,591)
Held to maturity:
State and municipal securities	$—	$—	$10,456	$(689)	$10,456	$(689)
At June 30, 2025, the Company had 426 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.
The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Held to Maturity
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30, 2025
Allowance for credit losses:	2025	2024	2025	2024
Beginning balance	$49	$24	$50	$63
(Recovery) provision for credit loss for held to maturity securities	(2)	33	(3)	(6)
Balance at June 30,	$47	$57	$47	$57
Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at June 30, 2025, or December 31, 2024. Accrued interest on securities of $6.0 million and $5.3 million at June 30, 2025, and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Proceeds from sales/calls	$214,979	$22,285
Gross realized gains	2	—
Gross realized losses	(14,450)	(403)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2025, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$12,976	$12,917
Due after one year through five years	5,148	4,405	30,229	28,999
Due after five years through ten years	5,992	5,337	182,968	166,548
Due after ten years	—	—	181,600	155,979
Commercial mortgage-backed securities	—	—	17,111	15,136
Residential mortgage-backed securities	—	—	491,604	459,380
Commercial collateralized mortgage obligations	—	—	83,557	82,514
Residential collateralized mortgage obligations	—	—	220,338	205,248
Total	$11,140	$9,742	$1,220,383	$1,126,721
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Carrying value of securities pledged to secure public deposits	$319,023	$504,554
Carrying value of securities pledged to repurchase agreements	7,915	4,731
The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available-for-sale securities. See Note 8 — Derivative Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Loans held for sale	$8,878	$10,494
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,428,559	$2,477,431
Construction/land/land development	653,748	864,011
Residential real estate(2)	1,995,434	1,857,589
Total real estate	5,077,741	5,199,031
Commercial and industrial	2,011,178	2,002,634
Mortgage warehouse lines of credit	574,748	349,081
Consumer	20,779	22,967
Total LHFI(3)	7,684,446	7,573,713
Less: Allowance for loan credit losses (“ALCL”)	92,426	91,060
LHFI, net	$7,592,020	$7,482,653
____________________________
(1)Includes owner occupied commercial real estate of $972.8 million and $975.9 million at June 30, 2025, and December 31, 2024, respectively.
(2)Includes multifamily real estate of $529.9 million and $425.5 million at June 30, 2025, and December 31, 2024, respectively.
(3)Includes unamortized purchase accounting adjustment and net deferred loan fees of $9.4 million and $9.8 million at June 30, 2025, and December 31, 2024, respectively.
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
In connection with the review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. The list of loans to be reviewed for possible individual evaluation consists of unsecured loans over 90 days past due; loans greater than $50,000 that are either modified loans to borrowers experiencing financial difficulty or collateralized loans 180 days or more past due; as well as loans greater than $100,000 in which the borrower has either filed bankruptcy, is rated classified or non-accrual, and/or is a consumer loan with a FICO score under 625. Loans $50,000 or less will be evaluated collectively in designated pools unless a loss exposure has been identified. Some additional risk elements considered by loan type include:
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BTH Holdings, Inc. (“BTH”), the Company held approximately $5.7 million and $12.3 million of unpaid principal balance PCD loans at June 30, 2025 and December 31, 2024, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2024 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2025, and gross charge-offs for the six months ended June 30, 2025, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$165,960	$243,604	$346,358	$846,803	$373,731	$381,375	$43,108	$2,400,939
Special mention	429	967	—	6,306	14	2,062	622	10,400
Classified	—	8,701	2,334	1,302	2,282	2,601	—	17,220
Total commercial real estate loans	$166,389	$253,272	$348,692	$854,411	$376,027	$386,038	$43,730	$2,428,559
Year-to-date gross charge-offs	$—	$—	$10	$—	$34	$427	$257	$728

Construction/land/land development:
Pass	$92,484	$120,681	$112,994	$157,790	$81,376	$17,498	$49,196	$632,019
Special mention	—	—	—	—	—	—	—	—
Classified	126	891	2,262	11,824	3,388	926	2,312	21,729
Total construction/land/land development loans	$92,610	$121,572	$115,256	$169,614	$84,764	$18,424	$51,508	$653,748
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$217,798	$130,353	$291,182	$588,805	$262,965	$350,568	$117,808	$1,959,479
Special mention	—	—	—	—	—	309	—	309
Classified	2,521	479	9,056	16,122	2,444	4,849	175	35,646
Total residential real estate loans	$220,319	$130,832	$300,238	$604,927	$265,409	$355,726	$117,983	$1,995,434
Year-to-date gross charge-offs	$—	$—	$20	$—	$—	$—	$99	$119

Commercial and industrial:
Pass	$269,274	$230,873	$213,080	$131,526	$66,832	$39,196	$1,000,225	$1,951,006
Special mention	—	307	61	518	3,113	526	2,735	7,260
Classified	2,086	4,959	5,901	14,610	223	836	24,297	52,912
Total commercial and industrial loans	$271,360	$236,139	$219,042	$146,654	$70,168	$40,558	$1,027,257	$2,011,178
Year-to-date gross charge-offs	$—	$221	$284	$386	$632	$426	$5,607	$7,556

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$574,748	$574,748
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,530	$6,585	$2,649	$683	$184	$59	$5,959	$20,649
Classified	60	11	32	25	—	—	2	130
Total consumer loans	$4,590	$6,596	$2,681	$708	$184	$59	$5,961	$20,779
Year-to-date gross charge-offs	$2	$9	$21	$2	$—	$20	$91	$145

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	June 30, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$138	$516	$8,433	$9,087	$2,419,472	$2,428,559	$—
Construction/land/land development	223	9,905	3,707	13,835	639,913	653,748	—
Residential real estate	4,770	17,619	7,942	30,331	1,965,103	1,995,434	—
Total real estate	5,131	28,040	20,082	53,253	5,024,488	5,077,741	—
Commercial and industrial	1,841	8,448	3,962	14,251	1,996,927	2,011,178	—
Mortgage warehouse lines of credit	—	—	—	—	574,748	574,748	—
Consumer	35	68	19	122	20,657	20,779	—
Total LHFI	$7,007	$36,556	$24,063	$67,626	$7,616,820	$7,684,446	$—

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$3,576	$1,019	$957	$5,552	$2,471,879	$2,477,431	$—
Construction/land/land development	441	33	4,876	5,350	858,661	864,011	—
Residential real estate	12,655	5,219	5,723	23,597	1,833,992	1,857,589	—
Total real estate	16,672	6,271	11,556	34,499	5,164,532	5,199,031	—
Commercial and industrial	3,873	2,206	1,596	7,675	1,994,959	2,002,634	—
Mortgage warehouse lines of credit	—	—	—	—	349,081	349,081	—
Consumer	199	7	57	263	22,704	22,967	—
Total LHFI	$20,744	$8,484	$13,209	$42,437	$7,531,276	$7,573,713	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $31.3 million and $32.6 million at June 30, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

	Three Months Ended June 30, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,185	$6,836	$13,027	$54,762	$422	$779	$92,011
Charge-offs	471	—	119	2,995	—	115	3,700
Recoveries	—	—	7	1,390	—	3	1,400
Provision(1)	1,071	(512)	724	1,018	358	56	2,715
Ending balance	$16,785	$6,324	$13,639	$54,175	$780	$723	$92,426
Average balance	$2,407,632	$739,601	$1,955,422	$2,068,175	$480,587	$21,851	$7,673,268
Net charge-offs to loan average balance (annualized)	0.08%	—%	0.02%	0.31%	—%	2.06%	0.12%

____________________________
(1)The $2.9 million provision for credit losses on the consolidated statements of income includes a $2.7 million provision for loan credit losses, a $149,000 provision expense for off-balance sheet commitments and a $2,000 net benefit provision for held to maturity securities credit losses for the three months ended June 30, 2025.

	Three Months Ended June 30, 2024

	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$17,544	$9,979	$10,634	$58,823	$661	$734	$98,375
Charge-offs	25	—	—	3,668	—	13	3,706
Recoveries	267	—	4	484	—	5	760
Provision(1)	(542)	(705)	1,142	5,545	15	(19)	5,436
Ending balance	$17,244	$9,274	$11,780	$61,184	$676	$707	$100,865
Average balance	$2,497,490	$1,058,972	$1,787,829	$2,128,486	$430,885	$22,396	$7,926,058
Net (recoveries) charge-offs to loan average balance (annualized)	(0.04)%	—%	—%	0.60%	—%	0.14%	0.15%

____________________________
(1)The $5.2 million provision for credit losses on the consolidated statements of income includes a $5.4 million provision for loan credit losses, a $238,000 net benefit provision for off-balance sheet commitments and a $32,000 provision for held to maturity securities credit losses for the three months ended June 30, 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$12,454	$53,449	$501	$712	$91,060
Charge-offs	728	—	119	7,556	—	145	8,548
Recoveries	13	—	53	3,432	—	22	3,520
Provision(1)	954	(1,074)	1,251	4,850	279	134	6,394
Ending balance	$16,785	$6,324	$13,639	$54,175	$780	$723	$92,426
Average balance	$2,427,754	$780,450	$1,932,798	$2,036,281	$385,582	$22,278	$7,585,143
Net charge-offs to loan average balance (annualized)	0.06%	—%	0.01%	0.41%	—%	1.11%	0.13%

_________________________
(1)The $6.3 million provision for credit losses on the consolidated statement of income includes a $6.4 million provision for loan losses, and a $84,000 and $3,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the six months ended June 30, 2025.

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

____________________________
(1)The $8.2 million provision for credit losses on the consolidated statements of income includes a $9.5 million provision for loan credit losses, a $1.3 million and $6,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the six months ended June 30, 2024.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	June 30, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$283	$206	$13,828	$—	$—	$—	$14,317
Other	—	—	—	193	—	—	193
Total	$283	$206	$13,828	$193	$—	$—	$14,510
ALCL Allocation	$—	$—	$62	$—	$—	$—	$62

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$832	$—	$16,804	$—	$—	$—	$17,636
Equipment	—	—	—	42	—	46	88
Total	$832	$—	$16,804	$42	$—	$46	$17,724
ALCL Allocation	$—	$—	$121	$—	$—	$—	$121
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Commercial real estate	$10,634	$832	$12,814	$4,974
Construction/land/land development	10,926	—	17,720	18,505
Residential real estate	35,421	16,048	37,996	36,221
Total real estate	56,981	16,880	68,530	59,700
Commercial and industrial	1,164	42	16,655	15,120
Consumer	—	46	130	182
Total nonaccrual loans	$58,145	$16,968	$85,315	$75,002
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the six months ended June 30, 2025 and 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$141	0.01%	$—	—%
Construction/land/land development	7	—	—	—
Residential real estate	253	0.01	34	—
Total real estate	401	0.01	34	—
Commercial and industrial	14,002	0.70	27	—
Total	$14,403	0.19	$61	—

	Three Months Ended June 30, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$268	0.01%	$—	—%
Construction/land/land development	847	0.08	—	—
Residential real estate	1,952	0.11	134	0.01
Total real estate	3,067	0.06	134	—
Commercial and industrial(1)	13,507	0.65	—	—
Consumer	—	—	4	0.02
Total	$16,574	0.21	$138	—
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$861	0.04%	$—	—%
Construction/land/land development	132	0.02	—	—
Residential real estate	665	0.03	34	—
Total real estate	1,658	0.03	34	—
Commercial and industrial(1)	29,360	1.46	27	—
Mortgage warehouse lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$31,018	0.40	$61	—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$268	0.01%	$—	—%	$—	—%
Construction/land/land development	1,489	0.15	—	—	—	—
Residential real estate	1,988	0.11	134	0.01	—	—
Total real estate	3,745	0.07	134	—	—	—
Commercial and industrial(1)	18,301	0.88	—	—	35	—
Consumer	—	—	4	0.02		—
Total	$22,046	0.28	$138	—	$35	—
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 3.7 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 6.0 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 16.5 months to the life of the modified loans	Delayed payment of weighted average 4.0 months
Commercial and industrial	Added a weighted average 5.5 months to the life of the modified loans	Delayed payment of weighted average 4.0 months

Three Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension
Commercial real estate	N/A	Added a weighted average 3.0 months to the life of the modified loans
Construction/land/land development	N/A	Added a weighted average 2.3 months to the life of the modified loans
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 3.2 months to the life of the modified loans
Commercial and industrial	N/A	Added a weighted average 3.6 months to the life of the modified loans
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 5.0 months to the life of the modified loans

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Six Months Ended June 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 5.6 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 6.2 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 24.1 months to the life of the modified loans	Delayed payment of weighted average 4.0 months
Commercial and industrial	Added a weighted average 6.1 months to the life of the modified loans	Delayed payment of weighted average 4.0 months

Six Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 3.0 months to the life of the modified loans	N/A
Construction/land/land development	N/A	Added a weighted average 5.0 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 3.3 months to the life of the modified loans	N/A
Commercial and industrial	N/A	Added a weighted average 4.9 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 5.0 months to the life of the modified loans	N/A
The following table depicts the performance of loans that have been modified during the last twelve months ended June 30, 2025 and 2024.

	Payment Status (Amortized Cost Basis)
	June 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,361	$—	$—
Construction/land/land development	132	—	206
Residential real estate	1,162	—	291
Total real estate	3,655	—	497
Commercial and industrial(1)	27,967	1,800	2,279
Consumer	—	—	—
Total LHFI	$31,622	$1,800	$2,776
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
At June 30, 2025, and December 31, 2024, the Company had $1.4 million and $35,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The table below provides the details of loans to borrowers experiencing financial difficulty that were modified within the last twelve months and defaulted during the three and six months ended June 30, 2025. There were no loans that were modified during the twelve months ended June 30, 2024, and defaulted during the three or six months ended June 30, 2024.

	Defaults During the Three Months Ended June 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$—	$—
Construction/land/land development	206	206
Residential real estate	292	392
Total real estate	498	598
Commercial and industrial(1)	2,279	3,995
Total	$2,777	$4,593

	Defaults During the Six Months Ended June 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$—	$257
Construction/land/land development	206	206
Residential real estate	292	392
Total real estate	498	855
Commercial and industrial(1)	2,279	5,535
Total	$2,777	$6,390
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2025, and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during the periods presented.

	June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$249,517	$34,073	$283,590
Corporate bonds	—	76,590	1,000	77,590
U.S. government agency securities	—	3,263	—	3,263
Commercial mortgage-backed securities	—	15,136	—	15,136
Residential mortgage-backed securities	—	459,380	—	459,380
Commercial collateralized mortgage obligations	—	82,514	—	82,514
Residential collateralized mortgage obligations	—	205,248	—	205,248
Securities available for sale	—	1,091,648	35,073	1,126,721
Securities carried at fair value through income	—	—	6,218	6,218
Rabbi Trust assets	689	—	—	689
Other assets - derivatives	—	13,218	—	13,218
Total recurring fair value measurements - assets	$689	$1,104,866	$41,291	$1,146,846

Other liabilities - derivatives	—	(13,566)	—	(13,566)
Total recurring fair value measurements - liabilities	$—	$(13,566)	$—	$(13,566)

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$221,222	$34,754	$255,976
Corporate bonds	—	77,236	1,000	78,236
U.S. government agency securities	—	13,805	—	13,805
Commercial mortgage-backed securities	—	44,284	—	44,284
Residential mortgage-backed securities	—	540,834	—	540,834
Commercial collateralized mortgage obligations	—	28,566	—	28,566
Residential collateralized mortgage obligations	—	140,827	—	140,827
Securities available for sale	—	1,066,774	35,754	1,102,528
Securities carried at fair value through income	—	—	6,512	6,512
Loans held for sale	—	10,494	—	10,494
Rabbi Trust assets	509	—	—	509
Other assets - derivatives	—	15,595	—	15,595
Total recurring fair value measurements - assets	$509	$1,092,863	$42,266	$1,135,638

Other liabilities - derivatives	—	(14,959)	—	(14,959)
Total recurring fair value measurements - liabilities	$—	$(14,959)	$—	$(14,959)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025 and 2024, are summarized as follows:

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
Gain recognized in earnings:
Other noninterest income	—	21
Loss recognized in AOCI	(50)	—
Purchases, issuances, sales and settlements:
Purchases	638	—
Settlements	(1,269)	(315)
Balance at June 30, 2025	$35,073	$6,218

(Dollars in thousands)	MSR Asset	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue	450	—	—
Other noninterest income	—	—	(10)
Loss recognized in AOCI	—	(354)	—
Purchases, issuances, sales and settlements:
Sales	(16,087)	—	—
Settlements	—	(2,217)	(299)
Balance at June 30, 2024	$—	$47,876	$6,499
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
Mortgage Servicing Rights (“MSR”)
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the six months ended June 30, 2024. There were no MSR assets recognized or recorded during the six months ended June 30, 2025, and the carrying value of the MSR asset is zero at both June 30, 2025 and December 31, 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations are based on the fair values of the underlying derivative transactions and an assessment of counterparty credit risk. Fair values for interest rate swaps designated as fair value hedges are based upon observable Level 2 inputs such as forward fixed and floating rate projections entered into a discounted cash flow model using factors based upon the market yield curve. For further details on interest rate swaps designated as fair value hedges, refer to Note 8 — Derivative Financial Instruments.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income and loans held for sale, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At June 30, 2025, and December 31, 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	June 30, 2025
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,218	$6,200	$18
Rabbi Trust assets	689	659	30
Total	$6,907	$6,859	$48

	December 31, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Loans held for sale(1)	$10,494	$10,228	$266
Securities carried at fair value through income	6,512	6,515	(3)
Rabbi Trust Assets	509	499	10
Total	$17,515	$17,242	$273
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2025	2024	2025	2024
Mortgage banking revenue (loans held for sale)(1)	$—	$132	$—	$134
Other income:
Securities carried at fair value through income	21	43	21	(10)
Total fair value option impact on noninterest income	$21	$175	$21	$124

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$(21)	$—	$(20)	$—
Deferred compensation liabilities related to Rabbi Trust assets(2)	21	—	20	—
Total fair value option impact on noninterest expense	$—	$—	$—	$—
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
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both June 30, 2025, and December 31, 2024. The Company believes the fair value approximates an exit price.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and do not have readily determinable fair values. Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas (“FRBD”) or the FHLB, are carried at cost, less impairment, if any, and total $31.7 million and $28.2 million at June 30, 2025 and December 31, 2024, respectively. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaled $43.4 million at both June 30, 2025 and December 31, 2024, and qualify for the practicability exception under Accounting Standards Update (“ASU”) 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. We believe these amounts approximate the fair value of these securities. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $4.7 million and $4.5 million at June 30, 2025, and December 31, 2024, respectively.
Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $2.0 million and $3.6 million at June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, and December 31, 2024, the Company had $2.7 million and $5.1 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2025		December 31, 2024
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$334,111	$334,111	$470,249	$470,249
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	75,181	75,181	71,643	71,643
Accrued interest and loan fees receivable	38,461	38,461	38,901	38,901
Level 3 inputs:
Securities held to maturity	11,093	9,742	11,095	10,456
LHFI, net	7,592,020	7,435,052	7,482,653	7,209,866
Financial liabilities:
Level 2 inputs:
Deposits	8,123,036	8,117,455	8,223,120	8,217,564
FHLB advances, repurchase agreements and other borrowings	127,843	127,726	12,460	12,203
Subordinated indebtedness	89,657	89,640	159,943	159,928
Accrued interest payable	4,855	4,855	8,033	8,033
Note 6 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage banking revenue	2025	2024	2025	2024
Origination	$166	$162	$272	$270
Gain on sale of loans held for sale	1,503	1,337	2,463	2,301
Servicing	—	81	—	735
Total gross mortgage revenue	1,669	1,580	2,735	3,306
MSR asset valuation adjustments, net	—	—	—	450
Gain on sale of MSR asset	—	—	—	410
Mortgage HFS and pipeline fair value adjustment	(300)	298	(451)	589
MSR asset hedge impact	—	—	—	(479)
Mortgage banking revenue	$1,369	$1,878	$2,284	$4,276
Mortgage Servicing Rights
Activity in the MSR asset was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$—	$15,637
Settlement of sale of MSR asset	—	(16,087)
Valuation adjustment, net of amortization	—	450
Balance at end of period	$—	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the six months ended June 30, 2024. There were no MSR assets recognized or recorded during the six months ended June 30, 2025, and the Company is no longer retaining servicing on sold loans.
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
At June 30, 2025 and December 31, 2024, the reserve for mortgage loan putback expenses totaled $104,000 and $103,000, respectively. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 7 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Short-term FHLB advances	$115,000	$—
Long-term FHLB advances	6,057	6,198
Overnight repurchase agreements with depositors	6,786	6,262
Total FHLB advances and other borrowings	$127,843	$12,460
Subordinated indebtedness, net	$89,657	$159,943
In February 2020, Origin Bank completed an offering of $70.0 million in aggregate principal amount of 4.25% fixed-to-floating rate subordinated notes due 2030 (the “4.25% Notes”) to certain investors in a transaction exempt from registration under Section 3(a)(2) of the Securities Act of 1933, as amended. The 4.25% Notes bore interest at a fixed annual rate of 4.25%, payable semi-annually in arrears, to but excluding February 15, 2025. From and including February 15, 2025, to but excluding the maturity date or early redemption date, the interest rate would equal the three-month LIBOR rate plus 282 basis points, payable quarterly in arrears. On June 30, 2023, in conjunction with the customary fallback provision upon the discontinuation of LIBOR, the rate for the floating rate periods from and including February 15, 2025, on these notes transitioned to the three-month term Secured Overnight Financing Rate (“SOFR”) plus 308 basis points. Origin Bank elected to redeem the 4.25% Notes on February 15, 2025, as permitted under the terms of the 4.25% Notes.
Additional details of certain short-term FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At June 30, 2025:
Short-term FHLB advance, fixed rate	$75,000	4.38%	7/1/2025
Short-term FHLB advance, fixed rate	40,000	4.75	7/1/2025

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
Fair Value Hedges of Interest Rate Risk
The Company entered into interest rate swap agreements concurrently with the purchase of certain fixed-rate AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on SOFR. These swaps are designated as fair value hedges of interest rate risk, with the objective of mitigating changes in the fair value of the hedged securities attributable to fluctuations in the benchmark interest rate. Under the terms of the swaps, the Company pays a fixed rate and receives a floating rate based on the SOFR Overnight Index Swap (“OIS”) compounded rate. The hedging relationships are expected to be perfectly effective in offsetting changes in the fair value of the hedged securities attributable to movements in the designated benchmark interest rate. These hedges qualify for the shortcut method under applicable accounting guidance. Accordingly, no ongoing quantitative assessment of hedge effectiveness is required for the duration of the hedging relationships.
The fair value of the interest rate swaps is included in accrued interest receivable and other assets or accrued expenses and other liabilities on the face of the consolidated balance sheets, based on their fair value position as of the reporting date. Changes in the fair value of the interest rate swaps and corresponding basis adjustment to the hedged AFS securities are recorded in earnings and fully offset each other. For additional details regarding the valuation and fair value hierarchy of interest rate swaps designated as fair value hedges, refer to Note 5 — Fair Value of Financial Instruments.
The follow table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges at the periods presented.

(Dollars in thousands)	Carrying Amount of the Hedged Assets (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
Line Item on the Balance Sheet	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Securities available-for-sale	$41,984	$—	$700	$—
____________________________
(1)Represents amortized cost for fair value hedge disclosures. Available-for-sale securities are carried at fair value on the consolidated balance sheets.

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
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the notional amount and the fair value of derivative instruments in the Company’s consolidated balance sheets at June 30, 2025, and December 31, 2024. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as fair value hedging instruments:	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate swaps included in other liabilities	$41,660	$—	$(700)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$490,626	$365,042	$13,072	$15,264
Interest rate swaps included in other liabilities	484,426	358,527	(12,866)	(14,959)
Risk participation agreements included in other liabilities	32,803	32,494	—	—
Interest rate-lock commitments on residential mortgage loans included in other assets	4,409	11,007	146	331
	$1,012,264	$767,070	$352	$636
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below.

	June 30, 2025				December 31, 2024
(Dollars in thousands)	Notional Amount	Weighted Average			Notional Amount	Weighted Average
Interest rate swaps:		Remaining Maturity (in years)	Receive Rate(1)	Pay Rate(1)		Remaining Maturity (in years)	Receive Rate	Pay Rate
Fair value hedge	$41,660	7.78	4.45%	3.79%	$—	—	—%	—%
Non-hedging interest rate swaps - financial institution counterparties	387,546	3.04	6.86	5.38	358,527	3.36	7.67	5.04
Non-hedging interest rate swaps - customer counterparties	387,546	3.04	5.38	6.86	358,527	3.36	5.04	7.67
____________________________
(1)Weighted average receivable rates are based on implied forward rates in the yield curve at the reporting date.
Gains and losses recognized on derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as fair value hedging instruments:	2025	2024	2025	2024
Amount of gain recognized in interest income on available for sale securities	$700	$—	$700	$—
Amount of (loss) recognized in interest income on interest rate swaps - available for sale securities	(700)	—	(700)	—
Derivatives not designated as hedging instruments:
Amount of (loss) gain recognized in mortgage banking revenue	(300)	165	(185)	384
Amount of (loss) gain recognized in other non-interest income	(35)	17	(99)	63
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At June 30, 2025, and December 31, 2024, the Company had zero and $670,000 cash collateral on deposit with swap counterparties, respectively. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 9 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), and the Company’s Omnibus Incentive Plan (“the Omnibus Plan”).
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 1,375,000 shares were originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At June 30, 2025, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 330,259.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At June 30, 2025, there was $476,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2025 - May 31, 2026 ESPP offering period. These costs are expected to be recognized over a period of 0.9 years.
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	1.91%	2.04%	1.95%	2.06%
Risk-free interest rate	4.60	4.94	4.77	4.94
Expected volatility	30.13	30.86	30.26	30.99
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ESPP shares purchased	58,568	56,658	58,568	56,658
Shares available for issuance under the ESPP	812,472	871,040	812,472	871,040
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
The following table summarizes the Company’s award activity:

	Six Months Ended June 30,
	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	20,415	$33.06	17,629	$29.33
Granted RSAs	14,760	33.89	19,682	33.03
Vested RSAs	(20,415)	33.06	(17,629)	29.33
Nonvested RSAs, June 30,	14,760	33.89	19,682	33.03

Nonvested RSUs, January 1,	352,002	$35.45	318,168	$37.69
Granted RSUs	103,669	37.41	111,441	32.02
Vested RSUs	(85,387)	35.07	(48,600)	37.40
Forfeited RSUs	(6,865)	33.28	(372)	44.93
Nonvested RSUs, June 30,	363,419	36.14	380,637	36.06

Nonvested PSUs, January 1,	265,197	$32.07	197,842	$28.33
Granted PSUs	55,650	39.50	67,355	33.03
Vested PSUs	(17,191)	44.77	—	—
Incremental forfeited PSUs(1)	(9,738)	44.77	—	—
Nonvested PSUs, June 30,	293,918	32.31	265,197	32.07
____________________________
(1)Represents forfeited incremental PSU shares due to the measurement of performance metrics.
At June 30, 2025, there was $439,000, $11.1 million and $5.0 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.8, 2.9 and 1.2 years for RSA, RSU and PSU shares, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Share-based compensation cost charged to income for the three and six months ended June 30, 2025, and 2024, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
RSA & RSU	$1,186	$1,157	$2,349	$2,215
PSU	750	412	1,289	1,327
ESPP	131	119	244	225
Total stock compensation expense	$2,067	$1,688	$3,882	$3,767
Related tax benefits recognized in net income	$434	$354	$815	$791
Stock Option Grants
The Company had previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of June 30, 2025, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger as described further below.
In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company’s common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. As of June 30, 2025, BTH converted options have no expiration dates past February 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.
The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(20,657)	28.99	—	166
Expired and forfeited	(1,324)	37.39	—	—
Outstanding and exercisable at June 30, 2025	203,853	32.54	3.29	786

Six Months Ended June 30, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(11,582)	18.39	—	151
Expired and forfeited	(7,116)	35.48	—	—
Outstanding and exercisable at June 30, 2024	334,775	31.86	3.15	774

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 10 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(106,535)	$506	$(106,029)
Net change	32,578	(110)	32,468
Balance at June 30, 2025	$(73,957)	$396	$(73,561)

Balance at January 1, 2024	$(121,646)	$623	$(121,023)
Net change	(6,206)	45	(6,161)
Balance at June 30, 2024	$(127,852)	$668	$(127,184)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at June 30, 2025, and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2025, and December 31, 2024, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The actual capital amounts and ratios of the Company and the Bank at June 30, 2025, and December 31, 2024, are presented in the following table:

(Dollars in thousands) June 30, 2025	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,115,036	13.47%	$579,420	7.00%	N/A	N/A
Origin Bank	1,078,927	13.13	575,209	7.00	$534,122	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,130,989	13.67	703,248	8.50	N/A	N/A
Origin Bank	1,078,927	13.13	698,468	8.50	657,381	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,298,058	15.68	869,130	10.50	N/A	N/A
Origin Bank	1,172,835	14.27	862,814	10.50	821,727	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,130,989	11.70	386,636	4.00	N/A	N/A
Origin Bank	1,078,927	11.24	383,813	4.00	479,766	5.00
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,085,860	13.32	570,647	7.00	N/A	N/A
Origin Bank	1,075,768	13.29	566,620	7.00	526,147	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,101,766	13.52	692,929	8.50	N/A	N/A
Origin Bank	1,075,768	13.29	688,038	8.50	647,565	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,339,735	16.44	855,670	10.50	N/A	N/A
Origin Bank	1,239,644	15.31	850,353	10.50	809,860	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,101,766	11.08	397,635	4.00	N/A	N/A
Origin Bank	1,075,768	10.89	395,154	4.00	493,943	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $44.2 million at June 30, 2025.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

During the second quarter of 2025, the Company repurchased a total of 136,399 shares of its common stock pursuant to its July 2022 stock repurchase program at an average price per share of $32.13, for an aggregate purchase price of $4.4 million, including broker commissions and applicable excise taxes. Subsequent to this repurchase, the July 2022 repurchase plan expired and, in July 2025, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $50.0 million of the Company’s outstanding common stock over the next three years.
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) June 30, 2025
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$799,882	$641,782	$345,838	$101,713	$1,889,215
Standby letters of credit	179,267	16,909	21,318	350	217,844
Total off-balance sheet commitments	$979,149	$658,691	$367,156	$102,063	$2,107,059
December 31, 2024
Commitments to extend credit(1)	$776,568	$612,149	$238,791	$44,095	$1,671,603
Standby letters of credit	169,983	42,609	21,318	350	234,260
Total off-balance sheet commitments	$946,551	$654,758	$260,109	$44,445	$1,905,863
____________________________
(1)Includes $843.6 million and $773.1 million of unconditionally cancellable commitments at June 30, 2025, and December 31, 2024, respectively.
At June 30, 2025, the Company held 53 unfunded letters of credit from the FHLB totaling $934.4 million, with expiration dates ranging from July 23, 2025, to September 22, 2027. At December 31, 2024, the Company held 37 unfunded letters of credit from the FHLB totaling $709.2 million, with expiration dates ranging from January 2, 2025, to September 22, 2027.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $3.4 million and $3.5 million at June 30, 2025, and December 31, 2024, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
Several of the loan relationships impacted by the activity were placed on non-accrual and, as a result, the Company recorded a provision for loan credit losses of $4.1 million during the year ended December 31, 2024. Of the $4.1 million provision for loan credit losses, $375,000 has been subsequently released, primarily due to repayment of the underlying loan balances. Additionally, in conjunction with the investigation of this matter, the Company has a contingency reserve of $2.8 million at June 30, 2025. Total expenses associated with the questioned activity for the six months ended June 30, 2025, were $1.1 million.
At this time, we continue to believe that any ultimate loss arising from the situation will not be material to our financial position. However, there is at least a reasonable possibility that an additional loss may have been incurred in excess of the amount accrued above, and that a change in the estimate could occur. As of the date of this report, management has assessed that an estimate of any potential additional loss cannot be made.
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
In January 2025, we announced our Optimize Origin initiative to drive elite financial performance and enhance our award-winning culture.
•Built on three primary pillars:
◦Productivity, Delivery & Efficiency
◦Balance Sheet Optimization
◦Culture & Employee Engagement
•Established near term target of greater than a 1% return on average assets (“ROAA”) run rate by the fourth quarter of 2025 and an ultimate target of top quartile ROAA.
•In pursuit of our near term target, we have executed, or are executing, various strategic initiatives, including branch consolidation, headcount reduction, securities optimization, capital optimization, cash/liquidity management, mortgage restructuring, as well as other opportunistic efficiency optimizations throughout the organization.
•We believe the actions we have taken will drive earnings improvement of approximately $34.2 million annually on a pre-tax pre-provision basis.

2025 Second Quarter Highlights
•Net interest income was $82.1 million for three months ended June 30, 2025, reflecting an increase of $8.2 million, or 11.2%, compared to the three months ended June 30, 2024.
•Our fully tax equivalent net interest margin (“NIM-FTE”) increased 44 basis points for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. This expansion was driven primarily by a 73 basis point reduction in rates paid on interest-bearing liabilities, offset by a 17 basis point decline in our yield earned on interest-earning assets.
•As part of our bond portfolio optimization strategy, we sold available-for-sale investment securities with a book value of $215.8 million and realized a loss of $14.4 million during the quarter ended June 30, 2025. This transaction, net of the increase in interest income, negatively impacted diluted EPS by $0.35, but contributed approximately two basis points to our NIM-FTE for the quarter ended June 30, 2025, with an estimated twelve-month total positive impact to NIM-FTE of six basis points.
•Total loans held for investment (“LHFI”) were $7.68 billion at June 30, 2025, reflecting an increase of $110.7 million, or 1.5%, compared to December 31, 2024. LHFI, excluding mortgage warehouse lines of credit, were $7.11 billion at June 30, 2025, reflecting an decrease of $114.9 million, or 1.6%, compared to December 31, 2024.
•During the quarter ended June 30, 2025, we repurchased 136,399 shares of our common stock at an average price of $32.13 per share, including broker commissions and applicable excise taxes.
•Book value per common share was $38.62 at June 30, 2025, reflecting an increase of $1.91, or 5.2%, compared to December 31, 2024.
•As part of our Optimize Origin initiative, we purchased additional shares of Argent Financial on July 1, 2025, which allowed us to reach the 20% ownership threshold. This will change our accounting methodology on this investment to the equity method, which will result in an increase in noninterest income.
Results of Operations
Our net income decreased $6.3 million, or 30.2%, to $14.6 million for the three months ended June 30, 2025, from $21.0 million for the three months ended June 30, 2024. On a diluted EPS basis, we reported $0.47 per share for the three months ended June 30, 2025, compared to $0.67 per share for the three months ended June 30, 2024.
Net Interest Income and Net Interest Margin for the Three Months Ended June 30, 2025 and 2024
Net interest income for the three months ended June 30, 2025, was $82.1 million, an increase of $8.2 million, or 11.2%, compared to the three months ended June 30, 2024. The increase was primarily due to an $15.4 million decrease in interest expense, partially offset by a $7.2 million decrease in total interest income during the three months ended June 30, 2025, compared to three months ended June 30, 2024.
Interest expense on total interest-bearing deposits decreased by $15.3 million, with $10.6 million of the decrease attributable to lower interest rates during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average rate on interest-bearing deposits declined 75 basis points to 3.20% for the three months ended June 30, 2025, from 3.95% for the three months ended June 30, 2024. The remaining decrease in interest expense was driven by a $386.8 million decline in the average interest-bearing deposits balance. A reduction of $666.0 million in the average time deposits balance contributed $7.4 million to the decrease in interest expense, partially offset by a $279.1 million increase in average savings and interest-bearing transaction accounts balance, which added approximately $2.6 million to the total interest expense.

Interest income earned on LHFI decreased by $8.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, with $4.8 million and $3.8 million due to lower average LHFI balances and lower yields, respectively. Decreases in average loan balance was mainly due to decreases of $5.5 million, $1.3 million and $1.2 million in construction/land/land development, commercial real estate and commercial and industrial loans, respectively, partially offset by a $2.3 million increase in residential real estate loans, for the comparable periods. Decreases in interest rates drove $2.9 million of the decrease in interest income earned on commercial and industrial loans. The decrease in interest income earned on LHFI was partially offset by an increase of $1.6 million in interest income earned on investment securities, which was primarily driven by improved yields as the result of the bond portfolio optimization strategy we executed beginning in the fourth quarter of 2024 in conjunction with our Optimize Origin initiative.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. On September 18, 2024, the Federal Reserve reduced the federal funds target rate range by 50 basis points, to a range of 4.75% to 5.00%, marking the first rate reduction since early 2020. Subsequently, it implemented two additional reductions, with the current federal funds target range set to 4.25% to 4.50% on December 18, 2024. In total, the federal funds target range has decreased 100 basis points from its recent cycle high.
The NIM-FTE was 3.61% for the three months ended June 30, 2025, a 44-basis point increase from 3.17% for the three months ended June 30, 2024. The improvement was mainly driven by an expanding interest rate spread, as the 73-basis-point decline in the average cost of total interest-bearing liabilities exceeded the 17-basis-point decline in the yield earned on interest-earning assets for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The average rate on total interest-bearing liabilities for the three months ended June 30, 2025, was 3.25%, compared to 3.98% for the three months ended June 30, 2024. The average yield earned on total interest-earning assets for the three months ended June 30, 2025, was 5.87%, compared to 6.04% for the three months ended June 30, 2024.
During the quarter ended June 30, 2025, we executed another bond portfolio optimization strategy aimed at enhancing long-term yields and improving overall portfolio performance. This strategy involved selling lower-yielding available-for-sale investment securities and using the proceeds to purchase higher-yielding available-for-sale investment securities. As part of the strategy, we also entered into interest rate swaps designated as fair value hedges on seven of these purchased securities to help reduce potential volatility in the fair value of these securities due to changes in market rates. As a result, we replaced securities with a total book value of $215.8 million and a weighted average yield of 2.60% with new securities totaling $201.8 million with a weighted average yield of 5.23%, realizing a loss of $14.4 million. While the associated loss, net of the increase in interest income, resulted in a $0.35 negative impact to diluted EPS during the quarter ended June 30, 2025, we believe the trade-off in yield represents an attractive opportunity with an estimated increase in annual net interest income of $5.6 million, an earn-back period of 2.6 years and a twelve month total positive impact to NIM-FTE of six basis points.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,407,632	$34,668	5.78%	$2,497,490	$36,675	5.91%
Construction/land/land development	739,601	12,759	6.92	1,058,972	18,376	6.98
Residential real estate	1,955,422	27,382	5.62	1,787,829	24,351	5.48
Commercial and industrial	2,068,175	37,619	7.30	2,128,486	41,669	7.87
Mortgage warehouse lines of credit	480,587	8,217	6.86	430,885	8,109	7.57
Consumer	21,851	397	7.29	22,396	449	8.06
LHFI	7,673,268	121,042	6.33	7,926,058	129,629	6.58
Loans held for sale	11,422	197	6.92	14,702	250	6.84
Loans receivable	7,684,690	121,239	6.33	7,940,760	129,879	6.58
Investment securities-taxable	980,430	7,692	3.15	1,046,301	6,606	2.54
Investment securities-non-taxable	175,101	1,425	3.26	143,232	893	2.51
Non-marketable equity securities held in other financial institutions	77,240	1,277	6.63	56,270	913	6.53
Interest-earning deposits in banks	276,372	3,004	4.36	254,627	3,503	5.53
Total interest-earning assets	9,193,833	134,637	5.87	9,441,190	141,794	6.04
Noninterest-earning assets	522,090			567,035
Total assets	$9,715,923			$10,008,225

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,409,357	$42,690	3.17%	$5,130,224	$48,438	3.80%
Time deposits	868,703	7,462	3.45	1,534,679	17,031	4.46
Total interest-bearing deposits	6,278,060	50,152	3.20	6,664,903	65,469	3.95
FHLB advances & other borrowings	111,951	1,216	4.36	41,666	514	4.96
Securities sold under agreements to repurchase	—	—	—	—	—	—
Subordinated indebtedness	89,633	1,133	5.07	159,973	1,921	4.83
Total interest-bearing liabilities	6,479,644	52,501	3.25	6,866,542	67,904	3.98
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,881,301			1,894,141
Other liabilities	164,647			163,273
Total liabilities	8,525,592			8,923,956
Stockholders’ Equity	1,190,331			1,084,269
Total liabilities and stockholders’ equity	$9,715,923			$10,008,225
Net interest spread			2.62%			2.06%
Net interest income and margin		$82,136	3.58		$73,890	3.15
Net interest income and margin - (tax equivalent)(2)		$82,636	3.61		$74,432	3.17
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

	Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$(1,320)	$(687)	$(2,007)
Construction/land/land development	(5,542)	(75)	(5,617)
Residential real estate	2,283	748	3,031
Commercial and industrial	(1,181)	(2,869)	(4,050)
Mortgage warehouse lines of credit	935	(827)	108
Consumer	(11)	(41)	(52)
Loans held for sale	(56)	3	(53)
Loans receivable	(4,892)	(3,748)	(8,640)
Investment securities-taxable	(416)	1,502	1,086
Investment securities-non-taxable	199	333	532
Non-marketable equity securities held in other financial institutions	340	24	364
Interest-earning deposits in banks	299	(798)	(499)
Total interest-earning assets	(4,470)	(2,687)	(7,157)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	2,635	(8,383)	(5,748)
Time deposits	(7,391)	(2,178)	(9,569)
FHLB advances & other borrowings	867	(165)	702
Subordinated indebtedness	(845)	57	(788)
Total interest-bearing liabilities	(4,734)	(10,669)	(15,403)
Net interest income	$264	$7,982	$8,246
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

Total provision expense decreased by $2.4 million, to $2.9 million for the three months ended June 30, 2025, from $5.2 million for the three months ended June 30, 2024, primarily due to a $2.7 million decrease in provision expense for loan credit losses. This decrease was primarily due to certain questioned loan activity described in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies which led to additional provision expense being recorded during three months ended June 30, 2024.
Net charge-offs decreased $646,000, to $2.3 million for the three months ended June 30, 2025, from $2.9 million for the three months ended June 30, 2024. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 108.33% at June 30, 2025, compared to 133.05% at June 30, 2024 primarily driven by an increase of $9.5 million in our nonperforming LHFI compared to June 30, 2024. This increase in nonperforming LHFI resulted from $35.9 million from twelve loan relationships placed on non-performing status subsequent to June 30, 2024, partially offset by the resolution of six commercial and industrial loan relationships totaling $20.2 million that exited non-performing status through pay-off, pay-down or charge-off activities during the intervening period. The increase was further offset by $6.5 million in principal pay-downs on certain loan relationships that were placed on non-accrual status in the prior year as a result of the discovery of the questioned loan activity. Net charge-offs to total average LHFI (annualized) decreased to 0.12% for the three months ended June 30, 2025, from 0.15% for the three months ended June 30, 2024, due to higher loan recoveries during the three months ended June 30, 2025.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,
Noninterest income:	2025	2024	$ Change	% Change
Insurance commission and fee income	$6,661	$6,665	$(4)	(0.1)%
Service charges and fees	4,927	4,862	65	1.3
Other fee income	2,809	2,404	405	16.8
Mortgage banking revenue	1,369	1,878	(509)	(27.1)
Swap fee income	1,435	44	1,391	N/M
Loss on sales of securities, net	(14,448)	—	(14,448)	N/M
Change in fair value of equity investments	—	5,188	(5,188)	(100.0)
Limited partnership investment (loss) income	(1,909)	68	(1,977)	N/M
Other income	524	1,356	(832)	(61.4)
Total noninterest income	$1,368	$22,465	$(21,097)	(93.9)
____________________________ N/M = Not meaningful.
Noninterest income for the three months ended June 30, 2025, decreased by $21.1 million, or 93.9%, to $1.4 million, compared to $22.5 million for the three months ended June 30, 2024, primarily due to the $14.4 million loss on sales of securities, net, recorded during the current quarter and decreases of $5.2 million and $2.0 million in change in fair value of equity investments and limited partnership investment (loss) income, respectively. These decreases were partially offset by an increase of $1.4 million in swap fee income.
Loss on sales of securities, net. The increase in loss on sales of securities, net, resulted from the $14.4 million loss recognized during the three months ended June 30, 2025, as a result of our bond portfolio optimization strategy, with no comparable loss recognized during the three months ended June 30, 2024.
Change in fair value of equity securities. The decrease in change in fair value of equity securities resulted from a $5.2 million positive valuation adjustment on a non-marketable equity security during the three months ended June 30, 2024. There has been no such adjustment during the three months ended June 30, 2025.
Limited partnership investment (loss) income. The $2.0 million decrease in limited partnership investment (loss) income was primarily due to $1.7 million in fair value adjustments on one limited partnership investment during the three months ended June 30, 2025, with no comparable amount realized during the three months ended June 30, 2024.

Swap fee income. The $1.4 million increase in swap fee income was primarily due to both an attractive interest rate environment which is increasingly conducive to facilitating back-to-back swaps for our customers and an increased focus on the marketing of customer swaps as part of our Optimize Origin initiative.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,
Noninterest expense:	2025	2024	$ Change	% Change
Salaries and employee benefits	$38,280	$38,109	$171	0.4%
Occupancy and equipment, net	7,187	7,009	178	2.5
Data processing	3,432	3,468	(36)	(1.0)
Office and operations	3,337	3,072	265	8.6
Intangible asset amortization	1,768	2,137	(369)	(17.3)
Regulatory assessments	1,345	1,842	(497)	(27.0)
Advertising and marketing	1,158	1,328	(170)	(12.8)
Professional services	1,285	1,303	(18)	(1.4)
Electronic banking	1,359	1,238	121	9.8
Loan-related expenses	669	1,077	(408)	(37.9)
Franchise tax expense	688	815	(127)	(15.6)
Other expense	1,475	2,990	(1,515)	(50.7)
Total noninterest expense	$61,983	$64,388	$(2,405)	(3.7)
Noninterest expense for the three months ended June 30, 2025, decreased by $2.4 million, or 3.7%, to $62.0 million, compared to $64.4 million for the three months ended June 30, 2024, primarily due to decreases of $1.5 million, $497,000 and $408,000 in other expense, regulatory assessments and loan-related expense, respectively.
Other expense. The $1.5 million decrease in other expense was primary due to a $1.2 million contingent liability recognized during the three months ended June 30, 2024, related to certain questioned activity involving a former banker in our East Texas market, as explained in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies.
Regulatory assessments. The $497,000 decrease in regulatory assessment expense was primarily driven by our improved risk-based pricing loan mix adjustment during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Loan-related expenses. The $408,000 decrease in loan-related expense was primarily due to a decrease of $133,000 and $119,000 in loan subservicing costs and loan related legal fees during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024
Our net income decreased $6.6 million, or 15.0%, to $37.1 million for the six months ended June 30, 2025, from $43.6 million for the six months ended June 30, 2024. On a diluted EPS basis, we reported $1.18 per share for the six months ended June 30, 2025, compared to $1.40 per share for the six months ended June 30, 2024.

Net Interest Income and Net Interest Margin
Net interest income for the six months ended June 30, 2025, was $160.6 million, an increase of $13.4 million, or 9.1%, compared to the six months ended June 30, 2024. The increase was primarily driven by a $26.4 million decrease in interest expense on interest-bearing deposits, and increases of $2.9 million and $2.3 million in interest income earned on investment securities and interest-earning deposits in banks, respectively. The increase in net interest income was partially offset by a decrease of $18.6 million in interest income earned on LHFI during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The decrease in average rates and average balances of interest-bearing deposits during the six months ended June 30, 2025, contributed decreases of $20.1 million and $6.3 million, respectively, to interest expense when compared to the six months ended June 30, 2024. The average rate on interest-bearing deposits was 3.21% for the six months ended June 30, 2025, a decrease of 69 basis points, from 3.90% for the six months ended June 30, 2024. The decrease in average balances of interest-bearing deposits was primarily driven by a $535.3 million decrease in average brokered deposit balances.
The $2.9 million increase in interest income earned on investment securities was primarily driven by the bond portfolio optimization strategy we executed beginning in the fourth quarter of 2024 in conjunction with our Optimize Origin initiative, which improved our interest yield on investment securities by 64 basis points to 3.16% for the six months ended June 30, 2025, from 2.52% for the six months ended June 30, 2024. Please see the Net Interest Income and Net Interest Margin for the Three Months Ended June 30, 2025 and 2024 section above for more information on this transaction.
The $2.3 million increase in interest income on interest-earning balances due from banks was primarily driven by a $161.8 million increase in the average balances which generated a $4.4 million increase in interest income, partially offset by a $2.1 million decrease in interest income due to lower market interest rates.
Interest income earned on LHFI decreased by $18.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, with $10.6 million, $8.1 million due to lower average LHFI balances and lower market interest rates during the six months ended June 30, 2025, respectively. Decreases in average loan balances accounted for $11.1 million, $3.5 million and $1.2 million of the decrease in interest income earned on construction/land/land development, commercial and industrial and commercial real estate loans for the comparable periods, respectively, partially offset by a $4.6 million increase in interest income earned on residential real estate loans due to increase in average loan balance. Decreases in interest rates drove $5.8 million of the decrease in interest income earned on commercial and industrial loans.
The NIM-FTE was 3.52% for the six months ended June 30, 2025, a 34-basis point increase from 3.18% for the six months ended June 30, 2024. The improvement was mainly driven by an expanding interest rate spread, as the 66-basis-point decline in the average rate on total interest-bearing liabilities exceeded the 18-basis-point decline in the yield earned on interest-earning assets for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The average rate on total interest-bearing liabilities for the six months ended June 30, 2025, was 3.27%, compared to 3.93% for the six months ended June 30, 2024. The average yield earned on total interest-earning assets for the six months ended June 30, 2025, was 5.83%, compared to 6.01% for the six months ended June 30, 2024.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,427,754	$69,779	5.80%	$2,467,983	$72,078	5.87%
Construction/land/land development	780,450	26,672	6.89	1,094,664	38,759	7.12
Residential real estate	1,932,798	53,416	5.57	1,763,467	47,687	5.44
Commercial and industrial	2,036,281	74,040	7.33	2,124,994	83,294	7.88
Mortgage warehouse lines of credit	385,582	13,264	6.94	368,566	13,892	7.58
Consumer	22,278	815	7.38	22,857	917	8.07
LHFI	7,585,143	237,986	6.33	7,842,531	256,627	6.58
Loans held for sale	10,014	328	6.61	13,804	438	6.38
Loans receivable	7,595,157	238,314	6.33	7,856,335	257,065	6.58
Investment securities-taxable	1,001,052	15,768	3.18	1,070,891	13,455	2.53
Investment securities-non-taxable	158,083	2,393	3.05	145,654	1,803	2.49
Non-marketable equity securities held in other financial institutions	74,470	1,692	4.58	57,362	1,461	5.12
Interest-earning deposits in banks	409,358	9,013	4.44	247,529	6,711	5.45
Total interest-earning assets	9,238,120	267,180	5.83	9,377,771	280,495	6.01
Noninterest-earning assets	523,694			556,959
Total assets	$9,761,814			$9,934,730

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,473,676	$85,634	3.15%	$5,069,670	$94,355	3.74%
Time deposits	920,154	16,297	3.57	1,549,335	33,956	4.41
Total interest-bearing deposits	6,393,830	101,931	3.21	6,619,005	128,311	3.90
FHLB advances & other borrowings	63,320	1,312	4.18	41,975	1,032	4.94
Subordinated indebtedness	106,787	3,342	6.31	162,613	3,939	4.87
Total interest-bearing liabilities	6,563,937	106,585	3.27	6,823,593	133,282	3.93
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,859,454			1,880,319
Other liabilities	159,818			157,331
Total liabilities	8,583,209			8,861,243
Stockholders’ Equity	1,178,605			1,073,487
Total liabilities and stockholders’ equity	$9,761,814			$9,934,730
Net interest spread			2.56%			2.08%
Net interest income and margin		$160,595	3.51		$147,213	3.16
Net interest income and margin - (tax equivalent)(2)		$161,473	3.52		$148,301	3.18
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

	Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$(1,175)	$(1,124)	$(2,299)
Construction/land/land development	(11,125)	(962)	(12,087)
Residential real estate	4,579	1,150	5,729
Commercial and industrial	(3,477)	(5,777)	(9,254)
Mortgage warehouse lines of credit	641	(1,269)	(628)
Consumer	(23)	(79)	(102)
Loans held for sale	(120)	10	(110)
Loans receivable	(10,700)	(8,051)	(18,751)
Investment securities-taxable	(877)	3,190	2,313
Investment securities-non-taxable	154	436	590
Non-marketable equity securities held in other financial institutions	436	(205)	231
Interest-earning deposits in banks	4,388	(2,086)	2,302
Total interest-earning assets	(6,599)	(6,716)	(13,315)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	7,519	(16,240)	(8,721)
Time deposits	(13,789)	(3,870)	(17,659)
FHLB advances & other borrowings	525	(245)	280
Subordinated indebtedness	(1,352)	755	(597)
Total interest-bearing liabilities	(7,097)	(19,600)	(26,697)
Net interest income	$498	$12,884	$13,382

Provision for Credit Losses
We recorded a provision expense of $6.3 million for the six months ended June 30, 2025, a $1.9 million decrease from $8.2 million for the six months ended June 30, 2024, primarily driven by a $3.1 million decrease in the provision for loan credit losses, partially offset by a $1.2 million increase in the provision for off-balance sheet commitments. The decrease in the provision for loan credit losses was primarily due to certain questioned loan activity described in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies, which led to additional provision expense being recorded during the six months ended June 30, 2024.
Net charge-offs decreased $500,000, to $5.0 million for the six months ended June 30, 2025, from $5.5 million for the six months ended June 30, 2024. The decrease was primarily driven by a $1.2 million decline in net charge-offs in commercial and industrial loans portfolio, partially offset by a $532,000 increase in net charge-offs within the commercial real estate loans portfolio. Net charge-offs to total average LHFI (annualized) decreased to 0.13% for the six months ended June 30, 2025, from 0.14% for the six months ended June 30, 2024, primarily due to lower net charge-offs during the six months ended June 30, 2025.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		2025 vs. 2024
Noninterest income:	2025	2024	$ Change	% Change
Insurance commission and fee income	$14,588	$14,390	$198	1.4%
Service charges and fees	9,643	9,550	93	1.0
Other fee income	5,110	4,651	459	9.9
Mortgage banking revenue	2,284	4,276	(1,992)	(46.6)
Swap fee income	1,968	101	1,867	N/M
Loss on sales of securities, net	(14,448)	(403)	(14,045)	N/M
Change in fair value of equity investments	—	5,188	(5,188)	(100.0)
Limited partnership investment (loss) gain income	(3,601)	206	(3,807)	N/M
Other income	1,426	1,761	(335)	(19.0)
Total noninterest income	$16,970	$39,720	$(22,750)	(57.3)
____________________________
N/M = Not meaningful.
Noninterest income for the six months ended June 30, 2025, decreased by $22.8 million, or 57.3%, to $17.0 million, compared to $39.7 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of $14.0 million, $5.2 million, $3.8 million and $2.0 million in loss on sales of securities, net, change in fair value of equity investments, limited partnership investment (loss) gain and mortgage banking revenue. These decreases were partially offset by an increase of $1.9 million in swap fee income.
Loss on sales of securities, net. The $14.0 million increase in loss on sales of securities, net, was due to a $14.4 million loss recognized during six months ended June 30, 2025, as a result of our bond portfolio optimization strategy transaction.
Change in fair value of equity investments. The decrease in the change in fair value of equity investments resulted from a $5.2 million positive valuation on non-marketable equity securities during the six months ended June 30, 2024, with no comparable amount realized during the six months ended June 30, 2025.
Limited partnership investment (loss) gain income. The $3.8 million decrease in limited partnership investment (loss) gain income was primarily due to $2.6 million in fair value adjustments on one limited partnership investment during the six months ended June 30, 2025, with no comparable adjustment during the six months ended June 30, 2024.
Mortgage banking revenue. The $2.0 million decrease in mortgage banking revenue compared to the six months ended June 30, 2024, was primarily due to decreases of $735,000, $450,000 and $410,000 in servicing revenue, MSR asset valuation adjustments, net and gain on sale of MSR asset, respectively, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These decreases were offset by an increase of $480,000 in the MSR asset hedge impact. Majority of these drivers are primarily due to the sale of substantially all of our MSR asset during the six months ended June 30, 2024.
Swap fee income. The $1.9 million increase in swap fee income was primarily due to both an attractive interest rate environment which is increasingly conducive to facilitating back-to-back swaps for our customers and an increased focus on the marketing of customer swaps as part of our Optimize Origin initiative.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,
Noninterest expense:	2025	2024	$ Change	% Change
Salaries and employee benefits	$76,011	$73,927	$2,084	2.8%
Occupancy and equipment, net	15,731	13,654	2,077	15.2
Data processing	6,389	6,613	(224)	(3.4)
Office and operations	6,309	5,574	735	13.2
Intangible asset amortization	3,529	4,274	(745)	(17.4)
Regulatory assessments	2,737	3,576	(839)	(23.5)
Advertising and marketing	2,291	2,772	(481)	(17.4)
Professional services	2,535	2,534	1	—
Electronic banking	2,713	2,477	236	9.5
Loan-related expenses	1,268	1,982	(714)	(36.0)
Franchise tax expense	1,363	1,292	71	5.5
Other expense	3,175	4,420	(1,245)	(28.2)
Total noninterest expense	$124,051	$123,095	$956	0.8

Noninterest expense for the six months ended June 30, 2025, increased by $956,000, or 0.8%, to $124.1 million, compared to $123.1 million for the six months ended June 30, 2024, primarily due to increases of $2.1 million, $2.1 million and $735,000 in salaries and employee benefits, occupancy and equipment, net and office and operations expenses, respectively. These increases were partially offset by decreases of $1.2 million, $839,000, $745,000 and $714,000 in other expense, regulatory assessments, intangible asset amortization and loan-related expenses, respectively.
Salaries and employee benefits. The $2.1 million increase in salaries and employee benefits expense was primarily driven by an increase of $1.1 million in incentive compensation bonuses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Also contributing to the increase was an increase of $902,000 in medical costs.
Occupancy and equipment, net. The $2.1 million increase in occupancy and equipment, net was primarily due to an increase in expense associated with the accounting for our branch consolidation during the six months ended June 30, 2025, as a part of our Optimize Origin initiative.
Office and operations. The $735,000 increase in office and operations expense was primarily related to a $387,000 increase in check and card fraud and a $228,000 increase in business development costs during the six months ended June 30, 2025.
Other noninterest expense. The $1.2 million decrease in other noninterest expense was primarily due to due to a $1.2 million contingent liability recognized during the six months ended June 30, 2024, related to certain questioned activity involving a former banker in our East Texas market, as explained in detail in Part I, Item 1, Note 12 — Commitments and Contingencies under Loss Contingencies.
Regulatory assessments. The $839,000 decrease in regulatory assessment expense was primarily driven by our improved risk-based pricing loan mix adjustment during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Intangible asset amortization. The $745,000 decrease in intangible asset amortization is primarily due to the accelerated amortization method used to measure the amortization expense of the assets, as well as certain intangible assets that were fully amortized during the six months ended June 30, 2024.
Loan-related expenses. The $714,000 decrease in loan-related expenses was primarily due to a decrease of $363,000 in loan sub-servicing costs.

Comparison of Financial Condition at June 30, 2025, and December 31, 2024
General
Total assets decreased by $544,000 and remained stable at $9.68 billion at June 30, 2025 and December 31, 2024, respectively. Cash and cash equivalents were $334.1 million at June 30, 2025, compared to $470.2 million at December 31, 2024, a decrease of $136.1 million, or 29.0%. This decrease was partially offset by increases of $110.7 million and $24.2 million in LHFI and available for sale securities, respectively. LHFI and available for sale securities were $7.68 billion and $1.13 billion at June 30, 2025, respectively, compared to $7.57 billion and $1.10 billion at December 31, 2024, respectively.
Total liabilities decreased by $61.1 million, or 0.7%, to $8.47 billion at June 30, 2025, from $8.53 billion at December 31, 2024. Total deposits decreased by $100.1 million, or 1.2%, to $8.12 billion at June 30, 2025, from $8.22 billion at December 31, 2024, primarily due to decreases of $226.1 million, $135.4 million and $59.0 million in interest-bearing demand deposits, time deposits (excluding brokered time deposits) and noninterest-bearing deposits, respectively, primarily as a result of the seasonality of our public fund deposit balances. These decreases were partially offset by an increase of $371.5 million in money market deposits. Subordinated debentures decreased $70.3 million, or 43.9%, to $89.7 million at June 30, 2025, from $159.9 million at December 31, 2024, as we redeemed eligible subordinated debentures as part of our Optimize Origin initiative. FHLB advances and other borrowings increased $115.4 million to $127.8 million at June 30, 2025, from $12.5 million at December 31, 2024.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At June 30, 2025, 73.7% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 75.2% at December 31, 2024.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2025		December 31, 2024		2025 vs. 2024
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,428,559	31.5%	$2,477,431	32.7%	$(48,872)	(2.0)%
Construction/land/land development	653,748	8.5	864,011	11.4	(210,263)	(24.3)
Residential real estate	1,995,434	26.0	1,857,589	24.5	137,845	7.4
Total real estate	5,077,741	66.0	5,199,031	68.6	(121,290)	(2.3)
Commercial and industrial	2,011,178	26.2	2,002,634	26.5	8,544	0.4
Mortgage warehouse lines of credit	574,748	7.5	349,081	4.6	225,667	64.6
Consumer	20,779	0.3	22,967	0.3	(2,188)	(9.5)
Total LHFI	$7,684,446	100.0%	$7,573,713	100.0%	$110,733	1.5
______________________
(1)Includes owner-occupied commercial real estate of $972.8 million and $975.9 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, total LHFI were $7.68 billion, an increase of $110.7 million, or 1.5%, compared to $7.57 billion at December 31, 2024. The increase was primarily driven by growth of $225.7 million and $137.8 million in mortgage warehouse lines of credit and residential real estate loans, respectively. This was partially offset by decreases of $210.3 million and $48.9 million in construction/land/land development loans and commercial real estate loans, respectively. Total LHFI at June 30, 2025, excluding mortgage warehouse lines of credit, were $7.11 billion, reflecting a decrease of $114.9 million, or 1.6%, compared to December 31, 2024.
A significant portion, 31.5%, of our LHFI portfolio at June 30, 2025, consisted of commercial real estate loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2025.

	June 30, 2025
(Dollars in thousands)	Texas	Louisiana	Mississippi	All Other States	Total
Non-owner occupied CRE:
Office building	$277,661	$25,426	$33,943	$21,060	$358,090
Retail shopping	232,167	36,807	39,730	92,987	401,691
Real estate & construction	177,336	47,924	5,635	21,966	252,861
Healthcare	73,326	43,337	5,659	18,011	140,333
Hotels	125	52,024	37,041	9,161	98,351
All other sectors	124,584	17,785	2,429	59,647	204,445
Total non-owner occupied CRE	885,199	223,303	124,437	222,832	1,455,771
Owner occupied CRE:
Real estate & construction	173,204	44,636	12,412	14,108	244,360
Retail shopping	125,719	16,692	755	1,778	144,944
Healthcare	59,272	20,284	818	—	80,374
Consumer services	44,856	15,057	244	141	60,298
Entertainment & recreation	39,070	21,918	9,912	—	70,900
All other sectors	199,173	96,971	25,418	50,350	371,912
Total owner occupied CRE	641,294	215,558	49,559	66,377	972,788
Total commercial real estate loans	$1,526,493	$438,861	$173,996	$289,209	$2,428,559

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2025. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	June 30, 2025
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$399,765	$1,766,823	$251,504	$10,467	$2,428,559
Construction/land/land development	268,917	337,724	40,423	6,684	653,748
Residential real estate	294,714	764,779	57,115	878,826	1,995,434
Total real estate	963,396	2,869,326	349,042	895,977	5,077,741
Commercial and industrial	943,093	944,690	123,309	86	2,011,178
Mortgage warehouse lines of credit	574,748	—	—	—	574,748
Consumer	7,737	12,251	320	471	20,779
Total LHFI	$2,488,974	$3,826,267	$472,671	$896,534	$7,684,446

Amounts with fixed rates	$569,865	$1,923,590	$307,198	$207,681	$3,008,334
Amounts with variable rates	1,919,109	1,902,677	165,473	688,853	4,676,112
Total	$2,488,974	$3,826,267	$472,671	$896,534	$7,684,446

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $5.7 million of unpaid principal balance PCD loans at June 30, 2025, and $12.3 million of unpaid principal balance PCD loans at December 31, 2024.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	June 30, 2025	December 31, 2024
Commercial real estate	$12,814	$4,974
Construction/land/land development	17,720	18,505
Residential real estate	37,996	36,221
Commercial and industrial	16,655	15,120
Consumer	130	182
Total nonperforming LHFI	85,315	75,002
Other real estate owned:
Commercial real estate, construction/land/land development	470	1,340
Residential real estate	1,477	1,261
Former bank premises	—	1,034
Total other real estate owned	1,947	3,635
Other repossessed assets owned	44	—
Total repossessed assets owned	1,991	3,635
Total nonperforming assets	$87,306	$78,637
Total LHFI	$7,684,446	$7,573,713
Ratio of nonperforming LHFI to total LHFI	1.11%	0.99%
Ratio of nonperforming assets to total assets	0.90	0.81

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
Nonperforming LHFI increased $10.3 million at June 30, 2025, compared to December 31, 2024, and nonperforming LHFI to LHFI increased to 1.11% compared to 0.99%. The increase in nonperforming loans was primarily driven by six loan relationships totaling $17.3 million at June 30, 2025, with commercial real estate loans totaling $8.3 million of the increase. The increase in nonperforming loans was partially offset by decreases relating to one construction/land/land development loan and one residential real estate loan relationship totaling $2.5 million and $2.1 million, respectively. Of the total decrease, $2.1 million was due to loan payoffs, while the remaining was due to partial principal paydowns as a result of a workout agreement while the loan relationship remains nonperforming. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.
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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2025, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at June 30, 2025. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.

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

The following table presents the allowance for credit loss by loan category at the following dates:

	June 30,		December 31,		June 30,
(Dollars in thousands)	2025		2024		2024
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$16,785	31.5%	$16,546	32.7%	$17,244	31.6%
Construction/land/land development	6,324	8.5	7,398	11.4	9,274	12.8
Residential real estate	13,639	26.0	12,454	24.5	11,780	22.9
Commercial and industrial	54,175	26.2	53,449	26.5	61,184	26.0
Mortgage warehouse lines of credit	780	7.5	501	4.6	676	6.4
Consumer	723	0.3	712	0.3	707	0.3
Total	$92,426	100.0%	$91,060	100.0%	$100,865	100.0%
__________________________
(1)Represents the ratio of each loan type to total LHFI.
The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
ALCL	2025	2024	2024
Balance at beginning of period	$91,060	$96,868	$96,868
Provision for loan credit losses	6,394	9,525	8,680
Charge-offs:
Commercial real estate	728	480	480
Residential real estate	119	—	11
Commercial and industrial	7,556	9,849	22,787
Consumer	145	60	362
Total charge-offs	8,548	10,389	23,640
Recoveries:
Commercial real estate	13	297	530
Residential real estate	53	8	16
Commercial and industrial	3,432	4,548	8,583
Consumer	22	8	23
Total recoveries	3,520	4,861	9,152
Net charge-offs	5,028	5,528	14,488
Balance at end of period	$92,426	$100,865	$91,060
Ratio of ALCL to:
Nonperforming LHFI	108.33%	133.05%	121.41%
LHFI	1.20	1.27	1.20
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	78.64	58.04	166.91
ALCL	10.97	11.02	15.91
Average LHFI	0.13	0.14	0.18

The ALCL to nonperforming LHFI decreased to 108.33% at June 30, 2025, compared to 121.41% at December 31, 2024, primarily driven by an increase of $10.3 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the six months ended June 30, 2025.

Securities
Our securities portfolio totaled $1.14 billion at June 30, 2025, representing an increase of $23.9 million, or 2.1%, from $1.12 billion at December 31, 2024. The net increase reflects the combined effect of new purchases, sales, calls, maturities, principal paydowns, and activities related to our bond portfolio optimization strategy executed during the six months ended June 30, 2025.
This bond portfolio optimization strategy aimed at enhancing long-term yields and improving overall portfolio performance and involved selling lower-yielding available-for-sale investment securities and using the proceeds to purchase higher-yielding available-for-sale investment securities. As a result, during the six months ended June 30, 2025, we replaced securities with a total book value of $215.8 million and a weighted average yield of 2.60% with new securities totaling $201.8 million with a weighted average yield of 5.23%, realizing a loss of $14.4 million. The weighted average duration of the securities portfolio increased to 4.52 years as of June 30, 2025, compared to 4.10 years as of March 31, 2025. As part of the strategy, we also entered into interest rate swaps designated as fair value hedges on seven of these purchased securities with a total book value of $41.3 million, to help reduce potential volatility in the fair value of these securities due to changes in market rates.
Our available for sale portfolio totaled $1.13 billion at June 30, 2025, and represented 98.5% of our total security portfolio and is comprised of 42.1% mortgage-backed, 25.2% municipal, 25.5% collateralized mortgage obligations, 6.9% corporate and 0.3% treasury/agency securities. Our available for sale portfolio totaled $1.10 billion at December 31, 2024, and represented 98.4% of our total security portfolio and is comprised of 53.0% mortgage-backed, 23.2% municipal, 15.4% collateralized mortgage obligations, 7.1% corporate/asset-backed and 1.3% treasury/agency securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.52 years at June 30, 2025, compared to 4.46 years at December 31, 2024. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits decreased $100.1 million, or 1.2%, at June 30, 2025, compared to December 31, 2024, with decreases of $226.1 million and $135.4 million in interest-bearing demand and time deposits, respectively, offset by a $371.5 million increase in money market deposits. Typically, higher market interest rates and sustained inflation will cause customers to move liquid asset balances into higher interest-earning vehicles such as money market funds.

The following table presents our deposit mix at the dates indicated:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,841,684	22.6%	$1,900,651	23.1%	$(58,967)	(3.1)%
Money market	3,302,208	40.7	2,930,710	35.6	371,498	12.7
Interest-bearing demand	1,834,339	22.6	2,060,463	25.1	(226,124)	(11.0)
Time deposits	805,642	9.9	941,000	11.4	(135,358)	(14.4)
Brokered deposits(1)	25,000	0.3	80,226	1.0	(55,226)	(68.8)
Savings	314,163	3.9	310,070	3.8	4,093	1.3
Total deposits	$8,123,036	100.0%	$8,223,120	100.0%	$(100,084)	(1.2)
_____________________
(1)At June 30, 2025, brokered deposits included brokered time deposits of $25.0 million. At December 31, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $80.0 million and $236,000, respectively.
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
The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,984,335	$28,288	2.87%	$1,851,906	$31,267	3.40%
Money market	3,167,221	54,764	3.49	2,892,618	59,721	4.15
Time deposits	873,829	15,149	3.50	1,008,976	19,571	3.90
Brokered deposits(1)	46,325	1,149	5.00	581,579	15,497	5.36
Savings	322,120	2,581	1.62	283,926	2,255	1.60
Total interest-bearing	6,393,830	101,931	3.21	6,619,005	128,311	3.90
Noninterest-bearing demand	1,859,454	—		1,880,319	—
Total average deposits	$8,253,284	$101,931	2.49	$8,499,324	$128,311	3.04
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $46.3 million and $1,000, respectively, for the six months ended June 30, 2025. Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $540.4 million and $41.2 million, respectively, for the six months ended June 30, 2024.
Our average deposit balances were $8.25 billion for the six months ended June 30, 2025, a decrease of $246.0 million, or 2.9%, from $8.50 billion for the six months ended June 30, 2024. The average rate paid on our interest-bearing deposits for the six months ended June 30, 2025, was 3.21%, compared to 3.90% for the six months ended June 30, 2024.
The decrease in the average cost of our deposits was primarily the result of the recent FRB cuts in the federal funds target rate range beginning in the third and fourth quarters of 2024. The FRB reduced the federal funds target rate range three times by a total of 100 basis points from a 23-year high of 5.25% to 5.50% to 4.25% to 4.50%.

Average noninterest-bearing deposits during the six months ended June 30, 2025, were $1.86 billion, compared to $1.88 billion for the six months ended June 30, 2024, a decrease of $20.9 million, or 1.1%, and represented 22.5% and 22.1% of average total deposits for the six months ended June 30, 2025 and 2024, respectively. Noninterest-bearing deposits have been impacted by the recent higher interest rate environment, as customers moved out of noninterest-bearing deposit balances into higher interest-earning investments, however, this trend changed direction during the quarter ended September 30, 2024, as rates began to stabilize.
The estimated total amount of uninsured deposits at June 30, 2025, and December 31, 2024, was $3.73 billion and $3.66 billion, respectively, including $830.2 million and $862.9 million in public fund deposits collateralized by pledges assets, respectively.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Short-term FHLB advances	$115,000	$—
Long-term FHLB advances	6,057	6,198
Overnight repurchase agreements with depositors	6,786	6,262
Total FHLB advances and other borrowings	$127,843	$12,460
Subordinated indebtedness, net	$89,657	$159,943
Short-term FHLB advances at June 30, 2025, were $115.0 million compared to zero at December 31, 2024. We made a strategic decision to manage our liquidity position and fund the increase in mortgage warehouse line of credit loan principal balances with short-term advances rather than increase our reliance on more expensive brokered deposits. Our mortgage warehouse lines of credit loan balances increased $225.7 million, or 64.6%, at June 30, 2024 compared to December 31, 2024.
Total subordinated debentures at June 30, 2025, were $89.7 million, a decrease of $70.3 million, or 43.9%, from $159.9 million at December 31, 2024. The decrease was primarily due to the redemption of $70.0 million in subordinated debentures in conjunction with our Optimize Origin initiative, as forecasted in our fourth quarter 2024 investor presentation.
Please see Note 7 — Borrowings to our consolidated financial statements contained in Part I, Item 1 of this report for more information on the redemption of the subordinated debentures.
We were eligible to borrow an additional $1.79 billion and $2.15 billion from the FHLB at June 30, 2025 and December 31, 2024, respectively.
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

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Available cash balances at the holding company (unconsolidated)	$66,447	$47,876
Cash and liquid securities as a percentage of total assets	11.4%	10.6%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2025, or December 31, 2024. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, at June 30, 2025, we had the ability to borrow $1.35 billion from the discount window at the FRBD, with $1.57 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at June 30, 2025, or December 31, 2024.
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

Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2025	$1,145,245
Net income	37,058
Other comprehensive income, net of tax	32,468
Dividends declared - common stock ($0.30 per share)	(9,522)
Stock compensation, net	4,902
Repurchase of common stock	(4,382)
Balance at June 30, 2025	$1,205,769
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2025 and December 31, 2024, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	June 30, 2025		December 31, 2024
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,115,036	13.47%	$1,085,860	13.32%
Tier 1 capital (to risk-weighted assets)	1,130,989	13.67	1,101,766	13.52
Total capital (to risk-weighted assets)	1,298,058	15.68	1,339,735	16.44
Tier 1 capital (to average total consolidated assets)	1,130,989	11.70	1,101,766	11.08

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,078,927	13.13%	$1,075,768	13.29%
Tier 1 capital (to risk-weighted assets)	1,078,927	13.13	1,075,768	13.29
Total capital (to risk-weighted assets)	1,172,835	14.27	1,239,644	15.31
Tier 1 capital (to average total consolidated assets)	1,078,927	11.24	1,075,768	10.89
During the second quarter of 2025, the Company repurchased a total of 136,399 shares of its common stock pursuant to its July 2022 stock repurchase program at an average price per share of $32.13, for an aggregate purchase price of $4.4 million, including broker commissions and applicable excise taxes. As of June 30, 2025, there was $45.6 million remaining to be purchased. Subsequent to June 30, 2025, the July 2022 stock repurchase plan expired and, in July 2025, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $50.0 million of the Company’s outstanding common stock over the next three years.

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

	June 30, 2025
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	12.7%	(9.7)%
+300	9.7	(6.9)
+200	6.7	(4.1)
+100	3.5	(1.8)
Base
-100	(4.0)	1.3
-200	(6.2)	2.3
-300	(7.7)	3.3
-400	(8.1)	4.6
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
In July 2025, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $50.0 million of the Company’s outstanding common stock over the next three years, replacing the existing July 2022 plan which expired in July 2025.
There were a total of 136,399 shares of stock repurchased during the quarter ended June 30, 2025. The shares of stock repurchased during the quarter ended June 30, 2025, were purchased under the July 2022 plan.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period(1)
April 1, 2025 - April 30, 2025	90,636	$32.08	90,636	$47,092
May 1, 2025 - May 31, 2025	45,763	32.23	136,399	45,618
June 1, 2025- June 30, 2025	—	—	136,399	45,618
Total	136,399	32.13	136,399	45,618
____________________________
(1)Includes broker commissions and applicable excise taxes.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.

(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.
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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	August 6, 2025	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 6, 2025	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer