Form 10-Q
period 2025-09-30
Origin Bancorp, Inc.
filed 2025-11-05
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,972,121 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 31, 2025.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2025

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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$94,062	$132,991
Interest-earning deposits in banks	532,847	337,258
Total cash and cash equivalents	626,909	470,249
Securities:
Available for sale	1,104,789	1,102,528
Held to maturity, net of allowance for credit losses of $43 and $50 at September 30, 2025, and December 31, 2024, respectively (fair value of $10,018 and $10,456 at September 30, 2025, and December 31, 2024, respectively)	10,559	11,095
Securities carried at fair value through income	6,203	6,512
Total securities	1,121,551	1,120,135
Non-marketable equity securities held in other financial institutions	31,041	71,643
Equity method investments	65,643	18,971
Loans held for sale (at fair value at December 31, 2024)	312	10,494
Loans, net of allowance for credit losses of $96,259 and $91,060 at September 30, 2025, and December 31, 2024, respectively	7,440,840	7,482,653
Premises and equipment, net	122,899	126,620
Cash surrender value of bank-owned life insurance	41,478	40,840
Goodwill	128,679	128,679
Other intangible assets, net	34,861	37,473
Accrued interest receivable and other assets	177,093	170,945
Total assets	$9,791,306	$9,678,702
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$2,000,324	$1,900,651
Interest-bearing deposits	5,516,821	5,301,479
Time deposits	814,685	1,020,990
Total deposits	8,331,830	8,223,120
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	12,790	12,460
Subordinated indebtedness, net	89,715	159,943
Accrued expenses and other liabilities	142,215	137,934
Total liabilities	8,576,550	8,533,457
Commitments and contingencies - See Note 13 — Commitments and Contingencies	—	—
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,967,768 and 31,197,574 shares issued at September 30, 2025, and December 31, 2024, respectively)	154,839	155,988
Additional paid‑in capital	532,975	537,366
Retained earnings	588,106	557,920
Accumulated other comprehensive loss	(61,164)	(106,029)
Total stockholders’ equity	1,214,756	1,145,245
Total liabilities and stockholders’ equity	$9,791,306	$9,678,702
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$120,096	$133,195	$358,410	$390,260
Investment securities-taxable	8,767	6,536	24,535	19,991
Investment securities-nontaxable	1,523	905	3,916	2,708
Interest and dividend income on assets held in other financial institutions	5,753	3,621	16,458	11,793
Total interest and dividend income	136,139	144,257	403,319	424,752
Interest expense
Interest-bearing deposits	51,026	67,051	152,957	195,362
FHLB advances and other borrowings	273	482	1,585	1,514
Subordinated indebtedness	1,136	1,920	4,478	5,859
Total interest expense	52,435	69,453	159,020	202,735
Net interest income	83,704	74,804	244,299	222,017
Provision for credit losses	36,820	4,603	43,126	12,846
Net interest income after provision for credit losses	46,884	70,201	201,173	209,171
Noninterest income
Insurance commission and fee income	6,598	6,928	21,186	21,318
Service charges and fees	4,965	4,664	14,608	14,214
Other fee income	2,262	2,114	7,372	6,765
Mortgage banking revenue	726	1,153	3,010	5,429
Swap fee income	1,387	106	3,355	207
(Loss) gain on sales of securities, net	—	221	(14,448)	(182)
Change in fair value of equity investments	6,972	—	6,972	5,188
Equity method investment (loss) income	550	376	(3,051)	582
Other income	2,668	427	4,094	2,188
Total noninterest income	26,128	15,989	43,098	55,709
Noninterest expense
Salaries and employee benefits	37,863	38,491	113,874	112,418
Occupancy and equipment, net	7,079	6,298	22,810	19,952
Data processing	3,526	3,470	9,915	10,083
Office and operations	3,184	2,984	9,493	8,558
Intangible asset amortization	1,583	1,905	5,112	6,179
Regulatory assessments	1,269	1,791	4,006	5,367
Advertising and marketing	1,524	1,449	3,815	4,221
Professional services	1,395	2,012	3,930	4,546
Electronic banking	1,470	1,308	4,183	3,785
Loan-related expense	979	751	2,247	2,733
Franchise tax expense	686	721	2,049	2,013
Other expense	1,470	1,341	4,645	5,761
Total noninterest expense	62,028	62,521	186,079	185,616
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income - Continued
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income tax expense	10,984	23,669	58,192	79,264
Income tax expense	2,361	5,068	12,511	17,042
Net income	$8,623	$18,601	$45,681	$62,222
Basic earnings per common share	$0.28	$0.60	$1.46	$2.00
Diluted earnings per common share	0.27	0.60	1.46	2.00
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$8,623	$18,601	$45,681	$62,222
Other comprehensive income
Securities available for sale and transferred securities:
Net unrealized holding gain arising during the period	15,765	42,227	42,560	33,974
Reclassification adjustment for net (gain) loss included in net income	—	(221)	14,448	182
Change in the net unrealized gain on available for sale investment securities, before tax	15,765	42,006	57,008	34,156
Net loss realized as a yield adjustment in interest on transferred investment securities	(3)	(2)	(8)	(8)
Change in the net unrealized gain on investment securities, before tax	15,762	42,004	57,000	34,148
Income tax expense related to net unrealized gain arising during the period	3,310	8,821	11,970	7,171
Change in the net unrealized gain on investment securities, net of tax	12,452	33,183	45,030	26,977
Cash flow hedges:
Net unrealized (loss) gain arising during the period	—	(198)	—	77
Reclassification adjustment for net gain included in net income	(70)	(111)	(209)	(329)
Change in the net unrealized loss on cash flow hedges, before tax	(70)	(309)	(209)	(252)
Income tax benefit related to net unrealized loss on cash flow hedges	(15)	(65)	(44)	(53)
Change in net unrealized loss on cash flow hedges, net of tax	(55)	(244)	(165)	(199)
Other comprehensive income, net of tax	12,397	32,939	44,865	26,778
Comprehensive income	$21,020	$51,540	$90,546	$89,000
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ Equity
Balance at January 1, 2024	30,986,109	$154,931	$528,578	$500,419	$(121,023)	$1,062,905
Net income	—	—	—	22,632	—	22,632
Other comprehensive loss, net of tax	—	—	—	—	(3,886)	(3,886)
Stock-based compensation expense	—	—	2,079	—	—	2,079
Stock-based compensation shares issued, net of shares withheld	20,108	101	(286)	—	—	(185)
Exercise of stock options, net of shares withheld	5,087	25	9	—	—	34
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,726)	—	(4,726)
Balance at March 31, 2024	31,011,304	155,057	530,380	518,325	(124,909)	1,078,853
Net income	—	—	—	20,989	—	20,989
Other comprehensive loss, net of tax	—	—	—	—	(2,275)	(2,275)
Stock-based compensation expense	—	—	1,688	—	—	1,688
Stock-based compensation shares issued, net of shares withheld	37,064	185	(284)	—	—	(99)
Exercise of stock options, net of shares withheld	3,641	18	63	—	—	81
Shares issued under employee stock purchase program	56,658	283	1,103	—	—	1,386
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,729)	—	(4,729)
Balance at June 30, 2024	31,108,667	155,543	532,950	534,585	(127,184)	1,095,894
Net income	—	—	—	18,601	—	18,601
Other comprehensive income, net of tax	—	—	—	—	32,939	32,939
Stock-based compensation expense	—	—	2,186	—	—	2,186
Stock-based compensation shares issued, net of shares withheld	24,316	122	(367)	—	—	(245)
Exercise of stock options, net of shares withheld	34,427	172	893	—	—	1,065
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,767)	—	(4,767)
Balance at September 30, 2024	31,167,410	$155,837	$535,662	$548,419	$(94,245)	$1,145,673

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ Equity
Balance at January 1, 2025	31,197,574	$155,988	$537,366	$557,920	$(106,029)	$1,145,245
Net income	—	—	—	22,411	—	22,411
Other comprehensive income, net of tax	—	—	—	—	15,618	15,618
Stock-based compensation expense	—	—	1,815	—	—	1,815
Stock-based compensation shares issued, net of shares withheld	31,476	157	(734)	—	—	(577)
Exercise of stock options, net of shares withheld	14,956	75	343	—	—	418
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,753)	—	(4,753)
Balance at March 31, 2025	31,244,006	156,220	538,790	575,578	(90,411)	1,180,177
Net income	—	—	—	14,647	—	14,647
Other comprehensive income, net of tax	—	—	—	—	16,850	16,850
Stock-based compensation expense	—	—	2,067	—	—	2,067
Stock-based compensation shares issued, net of shares withheld	55,731	279	(696)	—	—	(417)
Exercise of stock options, net of shares withheld	2,812	14	70	—	—	84
Shares issued under employee stock purchase program	58,568	293	1,219	—	—	1,512
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,769)	—	(4,769)
Repurchase of common stock	(136,399)	(682)	(3,631)	(69)	—	(4,382)
Balance at June 30, 2025	31,224,718	156,124	537,819	585,387	(73,561)	1,205,769
Net income	—	—	—	8,623	—	8,623
Other comprehensive income, net of tax	—	—	—	—	12,397	12,397
Stock-based compensation expense	—	—	2,268	—	—	2,268
Stock-based compensation shares issued, net of shares withheld and forfeitures	6,285	31	(107)	—	—	(76)
Exercise of stock options, net of shares withheld	2,013	10	57	—	—	67
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,782)	—	(4,782)
Repurchase of common stock	(265,248)	(1,326)	(7,062)	(1,122)	—	(9,510)
Balance at September 30, 2025	30,967,768	$154,839	$532,975	$588,106	$(61,164)	$1,214,756

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$45,681	$62,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	43,126	12,846
Depreciation and amortization	13,098	12,266
Net amortization on securities	1,432	3,647
Amortization (accretion) of net premium/discount on purchased loans	64	(10)
Amortization of investments in tax credit funds	870	1,316
Loss on sale of securities, net	14,448	182
Equity method investment loss	3,051	(582)
Deferred income tax benefit	(3,727)	(1,194)
Stock-based compensation expense	6,150	5,953
Originations of mortgage loans held for sale	(116,772)	(151,535)
Proceeds from mortgage loans held for sale	129,748	144,682
Gain on mortgage loans held for sale	(3,273)	(3,836)
MSR asset valuation adjustment	—	(450)
Gain on sale of MSR asset	—	(410)
Net gain on disposals of premises and equipment	(70)	(828)
Increase in the cash surrender value of life insurance	(888)	(697)
Employee Retention Credit received	1,863	—
Gain on equity securities without a readily determinable fair value	(6,972)	(5,188)
Net losses on sales and write-downs of other real estate owned	737	11
Net change in operating leases	459	1,372
Increase in other assets	(19,257)	(8,360)
Increase in other liabilities	5,724	7,199
Net cash provided by operating activities	115,492	78,606
Cash flows from investing activities:
Purchases of securities available for sale	(311,893)	(53,840)
Maturities and pay downs of securities available for sale	118,704	126,687
Proceeds from sales and calls of securities available for sale	232,226	54,984
Maturities, pay downs and calls of securities held to maturity	535	522
Pay downs of securities carried at fair value	315	299
Redemption of non-marketable equity securities held in other financial institutions	9,658	10,680
Purchase of non-marketable equity securities held in other financial institutions	(10,354)	(16,880)
Originations of mortgage warehouse loans	(7,451,654)	(7,224,096)
Proceeds from pay-offs of mortgage warehouse loans	7,327,767	7,058,874
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	123,269	(133,143)
Purchase of other intangibles	(2,500)	—
Proceeds from sale of the MSR asset	—	15,885
Proceeds from bank-owned life insurance	250	—
Return of capital and other distributions from equity method investments	595	296
Return of capital and other distributions from cost method investments	48	—
Capital calls on limited partnership investments	(3,250)	(980)
Purchase of low-income housing tax credit investments	(376)	(83)
Purchases of premises and equipment	(4,306)	(16,602)
Proceeds from sales of premises and equipment	111	3,572
Proceeds from sales of other real estate owned	3,042	1,130
Net cash provided by (used in) investing activities	32,187	(172,695)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Net increase in deposits	$108,710	$235,443
Repayments of long-term FHLB advances	(213)	(205)
Proceeds from short-term FHLB advances	1,365,000	1,685,000
Repayments of short-term FHLB advances	(1,365,000)	(1,735,000)
Redemption/Repurchase of subordinated debentures	(72,593)	(34,599)
Repayments of other short-term borrowings	(116,724)	—
Proceeds from other short-term borrowings	116,724	—
Net increase (decrease) in securities sold under agreements to repurchase	543	(2,947)
Dividends paid	(14,175)	(14,067)
Cash received from exercise of stock options	601	1,214
Common stock repurchased	(13,892)	—
Net cash provided by financing activities	8,981	134,839
Net increase in cash and cash equivalents	156,660	40,750
Cash and cash equivalents at beginning of period	470,249	280,441
Cash and cash equivalents at end of period	$626,909	$321,191

Interest paid	$162,372	$199,497
Income taxes paid	33,845	24,169
Significant non-cash transactions:
Real estate acquired in settlement of loans	970	3,576
Transfers from loans held for sale to loans held for investment	213	16,095
Transfer from non-marketable securities held in other financial institutions to equity method investments	41,590	—
Recognition of operating right-of-use assets	3,208	11,456
Recognition of operating lease liabilities	3,227	12,613
Impairment of right-of-use assets due to branch closures	(332)	—
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 56 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC.
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
Other Investments.    The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the equity method of accounting or at amortized cost net of impairments and observable price changes. The accounting treatment depends upon the Company’s percentage ownership or degree of management influence. The Company applies the equity method of accounting to investments in limited partnerships in which the Company owns three to five percent of the limited partnership’s capital in accordance with the requirements of Accounting Standards Codification (“ASC”) 323. ASC 323 presumes that an investor has the ability to influence the operating and financial policies of the investee when an ownership interest is greater than three to five percent in certain partnership, unincorporated joint ventures and limited liability companies.
Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect its share of income or loss of the investee, and is included in equity method investments in the Company’s consolidated balance sheets. Any dividends or distributions received on the investment are recognized as a reduction to the carrying amount of the investment. The Company’s recognition of earnings or losses from an equity method investment is based on its ownership percentage in the investee and the investee’s earnings for the reporting period and is recorded through “equity method investment income (loss)” in the Company’s consolidated statements of income. Limited partnership and LLCs are reported on a one-quarter lag.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024
Net income	$8,623	$18,601	$45,681	$62,222
Denominator:
Weighted average common shares outstanding	31,183,092	31,130,293	31,193,739	31,051,672
Dilutive effect of stock-based awards	180,479	109,584	188,271	109,195
Weighted average diluted common shares outstanding	31,363,571	31,239,877	31,382,010	31,160,867

Basic earnings per common share	$0.28	$0.60	$1.46	$2.00
Diluted earnings per common share	0.27	0.60	1.46	2.00
There were 38,564 and 100,706 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2025, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 330,263 and 412,390 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2024, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$324,806	$799	$(33,021)	$292,584	$—	$292,584
Corporate bonds	64,104	148	(2,417)	61,835	—	61,835
U.S. treasury and government agency securities	3,847	1	(720)	3,128	—	3,128
Commercial mortgage-backed securities	17,047	20	(1,819)	15,248	—	15,248
Residential mortgage-backed securities	476,073	4,131	(31,136)	449,068	—	449,068
Commercial collateralized mortgage obligations	83,272	435	(1,121)	82,586	—	82,586
Residential collateralized mortgage obligations	213,537	1,050	(14,247)	200,340	—	200,340
Total	$1,182,686	$6,584	$(84,481)	$1,104,789	$—	$1,104,789
Held to maturity:
State and municipal securities	$10,602	$—	$(584)	$10,018	$(43)	$10,559
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,203	$—	$6,203

December 31, 2024
Available for sale:
State and municipal securities	$299,642	$216	$(43,882)	$255,976	$—	$255,976
Corporate bonds	83,041	445	(5,250)	78,236	—	78,236
U.S. treasury and government agency securities	14,742	2	(939)	13,805	—	13,805
Commercial mortgage-backed securities	49,943	—	(5,659)	44,284	—	44,284
Residential mortgage-backed securities	598,380	8	(57,554)	540,834	—	540,834
Commercial collateralized mortgage obligations	31,263	—	(2,697)	28,566	—	28,566
Residential collateralized mortgage obligations	160,422	15	(19,610)	140,827	—	140,827
Total	$1,237,433	$686	$(135,591)	$1,102,528	$—	$1,102,528
Held to maturity:
State and municipal securities	$11,145	$—	$(689)	$10,456	$(50)	$11,095
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,512	$—	$6,512
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 6 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at September 30, 2025, and December 31, 2024, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) September 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$31,711	$(706)	$220,836	$(32,315)	$252,547	$(33,021)
Corporate bonds	4,968	(32)	42,708	(2,385)	47,676	(2,417)
U.S. treasury and government agency securities	118	(1)	2,956	(719)	3,074	(720)
Commercial mortgage-backed securities	—	—	13,760	(1,819)	13,760	(1,819)
Residential mortgage-backed securities	—	—	249,972	(31,136)	249,972	(31,136)
Commercial collateralized mortgage obligations	—	—	15,131	(1,121)	15,131	(1,121)
Residential collateralized mortgage obligations	9,116	(10)	95,524	(14,237)	104,640	(14,247)
Total	$45,913	$(749)	$640,887	$(83,732)	$686,800	$(84,481)
Held to maturity:
State and municipal securities	$—	$—	$10,018	$(584)	$10,018	$(584)

December 31, 2024
Available for sale:
State and municipal securities	$18,349	$(346)	$226,484	$(43,536)	$244,833	$(43,882)
Corporate bonds	7,450	(550)	59,443	(4,700)	66,893	(5,250)
U.S. treasury and government agency securities	10,062	(52)	3,423	(887)	13,485	(939)
Commercial mortgage-backed securities	4,418	(120)	39,866	(5,539)	44,284	(5,659)
Residential mortgage-backed securities	148,383	(1,296)	386,414	(56,258)	534,797	(57,554)
Commercial collateralized mortgage obligations	13,014	(148)	15,552	(2,549)	28,566	(2,697)
Residential collateralized mortgage obligations	14,884	(291)	109,416	(19,319)	124,300	(19,610)
Total	$216,560	$(2,803)	$840,598	$(132,788)	$1,057,158	$(135,591)
Held to maturity:
State and municipal securities	$—	$—	$10,456	$(689)	$10,456	$(689)
At September 30, 2025, the Company had 386 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

	Held to Maturity
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses:	2025	2024	2025	2024
Beginning balance	$47	$57	$50	$63
Recovery for credit losses for held to maturity securities	(4)	(5)	(7)	(11)
Balance at September 30,	$43	$52	$43	$52
Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at September 30, 2025, or December 31, 2024. Accrued interest on securities of $5.4 million and $5.3 million at September 30, 2025, and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Proceeds from sales/calls	$232,226	$54,984
Gross realized gains	—	357
Gross realized losses	(14,448)	(539)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2025, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$8,859	$8,841
Due after one year through five years	5,145	5,028	33,120	32,258
Due after five years through ten years	5,457	4,990	182,533	166,789
Due after ten years	—	—	168,245	149,659
Commercial mortgage-backed securities	—	—	17,047	15,248
Residential mortgage-backed securities	—	—	476,073	449,068
Commercial collateralized mortgage obligations	—	—	83,272	82,586
Residential collateralized mortgage obligations	—	—	213,537	200,340
Total	$10,602	$10,018	$1,182,686	$1,104,789
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Carrying value of securities pledged to secure public deposits	$408,626	$504,554
Carrying value of securities pledged to repurchase agreements	23,215	4,731

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available-for-sale securities. See Note 9 — Derivative Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.
Note 4 — Equity Method Investments

On July 1, 2025, the Company increased its ownership in Argent Financial Group, Inc. to an amount in excess of 20% of the outstanding shares of capital stock through a series of acquisitions of previously issued shares from other shareholders, resulting in the application of the equity method for this investment. The Company identified a total basis difference of $39.3 million, consisting of $23.8 million of equity method goodwill and $19.7 million of identifiable intangible assets, partially offset by a $4.2 million deferred tax liability. The identifiable intangible basis differences are being amortized on a straight-line basis over estimated useful lives of 11-19 years, with the related deferred tax liability being released over the same period. The goodwill is not subject to amortization. The Company evaluates equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amount of an investment might not be recoverable.
The Company’s percentage of ownership and carrying amount of the equity method investments are summarized as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Ownership %	Carrying Amount	Ownership %	Carrying Amount
Argent Financial Group, Inc.	20.1%	$49,788	N/A	N/A
Various equity method investments in limited partnerships and LLCs (1)	6.1	15,855	5.1%	$18,971
Equity method investments		$65,643		$18,971
________________________
(1)The ownership percentage represents the weighted average ownership for equity method investments in limited partnerships and LLCs.
The Company’s proportionate share of the income (loss) resulting from these investments is reported through “Equity method investment income (loss)” in the Company’s consolidated statements of income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 5 — Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Loans held for sale	$312	$10,494
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,506,879	$2,477,431
Construction/land/land development	615,778	864,011
Residential real estate(2)	2,001,297	1,857,589
Total real estate	5,123,954	5,199,031
Commercial and industrial	1,919,782	2,002,634
Mortgage warehouse lines of credit	472,968	349,081
Consumer	20,395	22,967
Total LHFI(3)	7,537,099	7,573,713
Less: Allowance for loan credit losses (“ALCL”)	96,259	91,060
LHFI, net	$7,440,840	$7,482,653
____________________________
(1)Includes owner occupied commercial real estate of $986.9 million and $975.9 million at September 30, 2025, and December 31, 2024, respectively.
(2)Includes multifamily real estate of $540.6 million and $425.5 million at September 30, 2025, and December 31, 2024, respectively.
(3)Includes unamortized purchase accounting adjustment and net deferred loan fees of $9.9 million and $9.8 million at September 30, 2025, and December 31, 2024, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. As a result of the merger with BTH Holdings, Inc. (“BTH”), the Company held approximately $5.5 million and $12.3 million of unpaid principal balance PCD loans at September 30, 2025 and December 31, 2024, respectively.
Please see Note 1 — Significant Accounting Policies included in the 2024 Form 10-K, filed with the SEC for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2025, and gross charge-offs for the nine months ended September 30, 2025, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$404,710	$225,421	$313,530	$768,090	$347,048	$344,505	$53,330	$2,456,634
Special mention	—	3,130	18,895	6,266	—	2,836	—	31,127
Classified	262	7,404	2,233	1,940	2,228	4,952	99	19,118
Total commercial real estate loans	$404,972	$235,955	$334,658	$776,296	$349,276	$352,293	$53,429	$2,506,879
Year-to-date gross charge-offs	$—	$—	$10	$—	$34	$427	$257	$728

Construction/land/land development:
Pass	$154,801	$100,762	$104,081	$130,933	$61,467	$6,656	$32,221	$590,921
Special mention	—	—	—	—	—	—	—	—
Classified	125	723	2,256	11,674	3,029	912	6,138	24,857
Total construction/land/land development loans	$154,926	$101,485	$106,337	$142,607	$64,496	$7,568	$38,359	$615,778
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$271,944	$123,616	$283,982	$575,020	$256,152	$333,106	$114,358	$1,958,178
Special mention	—	—	—	—	—	—	—	—
Classified	2,896	883	9,154	20,794	4,042	5,182	168	43,119
Total residential real estate loans	$274,840	$124,499	$293,136	$595,814	$260,194	$338,288	$114,526	$2,001,297
Year-to-date gross charge-offs	$—	$—	$20	$—	$—	$—	$99	$119

Commercial and industrial:
Pass	$290,754	$199,336	$184,042	$90,088	$60,202	$33,284	$1,005,038	$1,862,744
Special mention	—	42	50	1,612	188	—	3,995	5,887
Classified	5,499	5,455	5,082	7,239	2,951	847	24,078	51,151
Total commercial and industrial loans	$296,253	$204,833	$189,174	$98,939	$63,341	$34,131	$1,033,111	$1,919,782
Year-to-date gross charge-offs	$23	$1,230	$553	$3,074	$757	$1,602	$32,501	$39,740

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$472,968	$472,968
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$7,476	$4,630	$2,056	$503	$136	$38	$5,468	$20,307
Classified	—	39	27	20	—	—	2	88
Total consumer loans	$7,476	$4,669	$2,083	$523	$136	$38	$5,470	$20,395
Year-to-date gross charge-offs	$12	$21	$21	$2	$—	$20	$91	$167

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	September 30, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$5,288	$665	$7,765	$13,718	$2,493,161	$2,506,879	$—
Construction/land/land development	24	42	12,909	12,975	602,803	615,778	—
Residential real estate	415	8,621	22,378	31,414	1,969,883	2,001,297	—
Total real estate	5,727	9,328	43,052	58,107	5,065,847	5,123,954	—
Commercial and industrial	2,688	292	11,237	14,217	1,905,565	1,919,782	—
Mortgage warehouse lines of credit	—	—	—	—	472,968	472,968	—
Consumer	28	130	30	188	20,207	20,395	—
Total LHFI	$8,443	$9,750	$54,319	$72,512	$7,464,587	$7,537,099	$—

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$3,576	$1,019	$957	$5,552	$2,471,879	$2,477,431	$—
Construction/land/land development	441	33	4,876	5,350	858,661	864,011	—
Residential real estate	12,655	5,219	5,723	23,597	1,833,992	1,857,589	—
Total real estate	16,672	6,271	11,556	34,499	5,164,532	5,199,031	—
Commercial and industrial	3,873	2,206	1,596	7,675	1,994,959	2,002,634	—
Mortgage warehouse lines of credit	—	—	—	—	349,081	349,081	—
Consumer	199	7	57	263	22,704	22,967	—
Total LHFI	$20,744	$8,484	$13,209	$42,437	$7,531,276	$7,573,713	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $29.0 million and $32.6 million at September 30, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

	Three Months Ended September 30, 2025

	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,785	$6,324	$13,639	$54,175	$780	$723	$92,426
Charge-offs	—	—	—	32,184	—	22	32,206
Recoveries	5	—	3	812	—	3	823
Provision(1)	1,386	1,417	722	31,679	47	(35)	35,216
Ending balance	$18,176	$7,741	$14,364	$54,482	$827	$669	$96,259
Average balance	$2,450,148	$644,455	$1,992,766	$1,994,755	$420,848	$20,652	$7,523,624
Net charge-offs to loan average balance (annualized)	—%	—%	—%	6.24%	—%	0.37%	1.65%
____________________________
(1)The $36.8 million provision for credit losses on the consolidated statements of income includes a $35.2 million provision for loan credit losses, a $1.6 million provision expense for off-balance sheet commitments and a $4,000 net benefit provision for held to maturity securities credit losses for the three months ended September 30, 2025.

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2025

	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$12,454	$53,449	$501	$712	$91,060
Charge-offs	728	—	119	39,740	—	167	40,754
Recoveries	18	—	56	4,244	—	25	4,343
Provision(1)	2,340	343	1,973	36,529	326	99	41,610
Ending balance	$18,176	$7,741	$14,364	$54,482	$827	$669	$96,259
Average balance	$2,435,301	$734,621	$1,953,007	$2,022,286	$397,466	$21,730	$7,564,411
Net charge-offs to loan average balance (annualized)	0.04%	—%	—%	2.35%	—%	0.87%	0.64%

_________________________
(1)The $43.1 million provision for credit losses on the consolidated statement of income includes a $41.6 million provision for loan losses, a $1.5 million provision expense for off-balance sheet commitments and a $7,000 net benefit provision for held to maturity securities credit losses for the nine months ended September 30, 2025.

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

____________________________
(1)The $12.8 million provision for credit losses on the consolidated statements of income includes a $14.2 million provision for loan credit losses, a $1.3 million and $11,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the nine months ended September 30, 2024.

The increases in charge-offs during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, were primarily due to net charge-offs of $28.4 million in the current quarter related to the suspected borrower fraud impacting the Tricolor Holdings, LLC loan relationship, which was previously disclosed in our Current Report on Form 8-K filed on September 10, 2025.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans.

	September 30, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$1,736	$206	$11,833	$—	$—	$—	$13,775
Accounts Receivable	—	—	—	300	—	—	300
Equipment	—	—	—	40	—	—	40
Other	—	—	—	193	—	—	193
Total	$1,736	$206	$11,833	$533	$—	$—	$14,308
ALCL Allocation	$—	$—	$113	$—	$—	$—	$113

	December 31, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$832	$—	$16,804	$—	$—	$—	$17,636
Equipment	—	—	—	42	—	46	88
Total	$832	$—	$16,804	$42	$—	$46	$17,724
ALCL Allocation	$—	$—	$121	$—	$—	$—	$121
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commercial real estate	$9,594	$832	$11,736	$4,974
Construction/land/land development	8,385	—	17,047	18,505
Residential real estate	37,510	16,048	44,368	36,221
Total real estate	55,489	16,880	73,151	59,700
Commercial and industrial	1,004	42	15,043	15,120
Consumer	—	46	88	182
Total nonaccrual loans	$56,493	$16,968	$88,282	$75,002
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the nine months ended September 30, 2025 and 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$982	0.04%	$—	—%
Construction/land/land development	4,033	0.65	—	—
Residential real estate	1,088	0.05	67	—
Total real estate	6,103	0.12	67	—
Commercial and industrial	25,467	1.33	30	—
Consumer	10	0.05	—	—
Total	$31,580	0.42	$97	—

	Three Months Ended September 30, 2024
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$257	0.01%
Construction/land/land development	346	0.03
Residential real estate	1,769	0.10
Total real estate	2,372	0.04
Commercial and industrial(1)	10,689	0.52
Total	$13,061	0.16
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$1,093	0.04%	$—	—%
Construction/land/land development	4,138	0.67	—	—
Residential real estate	1,707	0.09	100	—
Total real estate	6,938	0.14	100	—
Commercial and industrial	29,052	1.51	53	—
Consumer	10	0.05	—	—
Total	$36,000	0.48	$153	—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$257	0.01%	$—	—%	$—	—%
Construction/land/land development	346	0.03	—	—	—	—
Residential real estate	1,998	0.11	132	0.01	—	—
Total real estate	2,601	0.05	132	—	—	—
Commercial and industrial(1)	15,331	0.74	—	—	35	—
Consumer	—	—	4	0.02		—
Total	$17,932	0.23	$136	—	$35	—
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 19.0 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 2.2 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 11.6 months to the life of the modified loans	Delayed payment of weighted average 6.0 months
Commercial and industrial	Added a weighted average 5.0 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Added a weighted average 1.2 months to the life of the modified loans	N/A

Three Months Ended September 30, 2024
Term Extension
Commercial real estate	Added a weighted average 29.0 months to the life of the modified loans
Construction/land/land development	Added a weighted average 4.1 months to the life of the modified loans
Residential real estate	Added a weighted average 8.7 months to the life of the modified loans
Commercial and industrial(1)	Added a weighted average 4.4 months to the life of the modified loans
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 20.9 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 2.4 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 16.4 months to the life of the modified loans	Delayed payment of weighted average 5.3 months
Commercial and industrial	Added a weighted average 8.7 months to the life of the modified loans	Delayed payment of weighted average 3.0 months
Consumer	Added a weighted average 1.2 months to the life of the modified loans	N/A

Nine Months Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 32.0 months to the life of the modified loans	N/A
Construction/land/land development	N/A	Added a weighted average 6.6 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 10.4 months to the life of the modified loans	N/A
Commercial and industrial(1)	N/A	Added a weighted average 5.9 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 5.0 months to the life of the modified loans	N/A
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

The following table depicts the performance of loans that have been modified during the last twelve months ended September 30, 2025 and 2024.

	Payment Status (Amortized Cost Basis)
	September 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,516	$110	$—
Construction/land/land development	4,138	—	206
Residential real estate	2,243	—	—
Total real estate	8,897	110	206
Commercial and industrial	26,582	1,744	2,897
Consumer	10	—	—
Total LHFI	$35,489	$1,854	$3,103

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

At September 30, 2025, and December 31, 2024, the Company had $52,000 and $35,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The tables below provides the details of loans to borrowers experiencing financial difficulty that were modified within the last twelve months and defaulted during the three or nine months ended September 30, 2025.

	Defaults During the Three Months Ended September 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$—	$—
Construction/land/land development	206	206
Residential real estate	—	—
Total real estate	206	206
Commercial and industrial	2,897	4,041
Total	$3,103	$4,247

	Defaults During the Nine Months Ended September 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$—	$—
Construction/land/land development	206	206
Residential real estate	—	100
Total real estate	206	306
Commercial and industrial	2,897	6,680
Total	$3,103	$6,986

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below provides the details of loans to borrowers experiencing financial difficulty that were modified within the last twelve months and defaulted during the three and nine months ended September 30, 2024.

	At or For The Nine Months Ended September 30, 2024
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
Note 6 — Fair Value of Financial Instruments
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2025, and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during the periods presented.

	September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$258,335	$34,249	$292,584
Corporate bonds	—	60,835	1,000	61,835
U.S. government agency securities	—	3,128	—	3,128
Commercial mortgage-backed securities	—	15,248	—	15,248
Residential mortgage-backed securities	—	449,068	—	449,068
Commercial collateralized mortgage obligations	—	82,586	—	82,586
Residential collateralized mortgage obligations	—	200,340	—	200,340
Securities available for sale	—	1,069,540	35,249	1,104,789
Securities carried at fair value through income	—	—	6,203	6,203
Rabbi Trust assets	771	—	—	771
Other assets - derivatives	—	14,868	—	14,868
Total recurring fair value measurements - assets	$771	$1,084,408	$41,452	$1,126,631

Other liabilities - derivatives	—	(15,518)	—	(15,518)
Total recurring fair value measurements - liabilities	$—	$(15,518)	$—	$(15,518)

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$221,222	$34,754	$255,976
Corporate bonds	—	77,236	1,000	78,236
U.S. government agency securities	—	13,805	—	13,805
Commercial mortgage-backed securities	—	44,284	—	44,284
Residential mortgage-backed securities	—	540,834	—	540,834
Commercial collateralized mortgage obligations	—	28,566	—	28,566
Residential collateralized mortgage obligations	—	140,827	—	140,827
Securities available for sale	—	1,066,774	35,754	1,102,528
Securities carried at fair value through income	—	—	6,512	6,512
Loans held for sale	—	10,494	—	10,494
Rabbi Trust assets	509	—	—	509
Other assets - derivatives	—	15,595	—	15,595
Total recurring fair value measurements - assets	$509	$1,092,863	$42,266	$1,135,638

Other liabilities - derivatives	—	(14,959)	—	(14,959)
Total recurring fair value measurements - liabilities	$—	$(14,959)	$—	$(14,959)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025 and 2024, are summarized as follows:

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
Gain recognized in earnings:
Other noninterest income	—	6
Loss recognized in AOCI	638	—
Purchases, issuances, sales and settlements:
Purchases	638	—
Settlements	(1,781)	(315)
Balance at September 30, 2025	$35,249	$6,203

(Dollars in thousands)	MSR Asset	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue	450	—	—
Other noninterest income	—	—	24
Loss recognized in AOCI	—	511	—
Purchases, issuances, sales and settlements:
Sales	(16,087)	—	—
Settlements	—	(7,803)	(299)
Balance at September 30, 2024	$—	$43,155	$6,533
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
Mortgage Servicing Rights (“MSR”)
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the nine months ended September 30, 2024. There were no MSR assets recognized or recorded during the nine months ended September 30, 2025, and the carrying value of the MSR asset is zero at both September 30, 2025 and December 31, 2024.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations are based on the fair values of the underlying derivative transactions and an assessment of counterparty credit risk. Fair values for interest rate swaps designated as fair value hedges are based upon observable Level 2 inputs such as forward fixed and floating rate projections entered into a discounted cash flow model using factors based upon the market yield curve. Fair values for interest rate options (caps) are based upon observable Level 2 inputs such as forward floating rate and floating rate volatility projections entered into a discounted cash flow model using factors based upon the market yield curve. For further details on interest rate swaps designated as fair value hedges, refer to Note 9 — Derivative Financial Instruments.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income and loans held for sale, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At September 30, 2025, and December 31, 2024, there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	September 30, 2025
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,203	$6,200	$3
Rabbi Trust assets	771	724	47
Total	$6,974	$6,924	$50

	December 31, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Loans held for sale(1)	$10,494	$10,228	$266
Securities carried at fair value through income	6,512	6,515	(3)
Rabbi Trust Assets	509	499	10
Total	$17,515	$17,242	$273
____________________________
(1)There were no loans held for sale that were designated as nonaccrual or 90 days or more past due at December 31, 2024. Please see the Loans Held for Sale section below for more details.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2025	2024	2025	2024
Mortgage banking revenue (loans held for sale)(1)	$—	$(273)	$—	$(139)
Other income:
Securities carried at fair value through income	(15)	35	6	25
Total fair value option impact on noninterest income	$(15)	$(238)	$6	$(114)

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$(17)	$—	$(37)	$—
Deferred compensation liabilities related to Rabbi Trust assets(2)	17	—	37	—
Total fair value option impact on noninterest expense	$—	$—	$—	$—
____________________________
(1)Please see the Loans Held for Sale section below for more details.
(2)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Loans Held for Sale
Fair values for loans held for sale are established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believes the fair value approximates an exit price. Prior to January 1, 2025, the Company had elected to use the fair value option when measuring the valuation of the loans held for sale portfolio. During the quarter ended March 31, 2025, we sold all loans that were previously recorded using the fair value option, and all unsold loans funded in 2025 are valued at the lower of amortized cost basis or fair market determined as of the balance sheet date.
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both September 30, 2025, and December 31, 2024. The Company believes the fair value approximates an exit price.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and do not have readily determinable fair values. Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas (“FRBD”) or the FHLB, are carried at cost, less impairment, if any, and total $27.8 million and $28.2 million at September 30, 2025 and December 31, 2024, respectively. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaled $3.3 million and $43.4 million at September 30, 2025 and December 31, 2024, respectively, and qualify for the practicability exception under ASC 321 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. We believe these amounts approximate the fair value of these securities. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $5.3 million and $4.5 million at September 30, 2025, and December 31, 2024, respectively.
Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $577,000 and $3.6 million at September 30, 2025, and December 31, 2024, respectively. At September 30, 2025, and December 31, 2024, the Company had $2.8 million and $5.1 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2025		December 31, 2024
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$626,909	$626,909	$470,249	$470,249
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	31,041	31,041	71,643	71,643
Accrued interest and loan fees receivable	36,944	36,944	38,901	38,901
Level 3 inputs:
Securities held to maturity	10,559	10,018	11,095	10,456
LHFI, net	7,440,840	7,294,810	7,482,653	7,209,866
Financial liabilities:
Level 2 inputs:
Deposits	8,331,830	8,327,798	8,223,120	8,217,564
FHLB advances, repurchase agreements and other borrowings	12,790	12,715	12,460	12,203
Subordinated indebtedness	89,715	89,714	159,943	159,928
Accrued interest payable	4,680	4,680	8,033	8,033
Note 7 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage banking revenue	2025	2024	2025	2024
Origination	$62	$151	$334	$421
Gain on sale of loans held for sale	810	1,535	3,273	3,836
Servicing	—	3	—	738
Total gross mortgage revenue	872	1,689	3,607	4,995
MSR asset valuation adjustments, net	—	—	—	450
Gain on sale of MSR asset	—	—	—	410
Mortgage HFS and pipeline fair value adjustment	(146)	(536)	(597)	53
MSR asset hedge impact	—	—	—	(479)
Mortgage banking revenue	$726	$1,153	$3,010	$5,429
Mortgage Servicing Rights
Activity in the MSR asset was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$—	$15,637
Settlement of sale of MSR asset	—	(16,087)
Valuation adjustment, net of amortization	—	450
Balance at end of period	$—	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the nine months ended September 30, 2024. There were no MSR assets recognized or recorded during the nine months ended September 30, 2025, and the Company is no longer retaining servicing on sold loans.
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
At both September 30, 2025, and December 31, 2024, the reserve for mortgage loan putback expenses totaled $103,000. There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan putback expenses. Future putback expenses depend on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.
Note 8 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Long-term FHLB advances	$5,985	$6,198
Overnight repurchase agreements with depositors	6,805	6,262
Total FHLB advances and other borrowings	$12,790	$12,460
Subordinated indebtedness, net	$89,715	$159,943
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
In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bore interest at a fixed annual rate of 4.50%, payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the interest rate would equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. During the years ended December 31, 2024 and 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company repurchased $1.0 million and $5.0 million, respectively, of the 4.50% notes. The Company elected to redeem the remaining 4.50% Notes on November 1, 2025, as permitted under the terms of the 4.50% Notes.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 9 — Derivative Financial Instruments
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
The fair value of the interest rate swaps is included in accrued interest receivable and other assets or accrued expenses and other liabilities on the face of the consolidated balance sheets, based on their fair value position as of the reporting date. Changes in the fair value of the interest rate swaps and corresponding basis adjustment to the hedged AFS securities are recorded in earnings and fully offset each other. For additional details regarding the valuation and fair value hierarchy of interest rate swaps designated as fair value hedges, refer to Note 6 — Fair Value of Financial Instruments.
The follow table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges at the periods presented.

(Dollars in thousands)	Carrying Amount of the Hedged Assets (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
Line Item on the Balance Sheet	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Securities available-for-sale	$44,460	$—	$823	$—
____________________________
(1)Represents amortized cost for fair value hedge disclosures. Available-for-sale securities are carried at fair value on the consolidated balance sheets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedges
Customer interest rate derivative program
The Company offers certain derivatives products, primarily interest rate swaps, and from time to time caps and/or floors, directly to qualified commercial banking customers to facilitate their risk management strategies. In most instances, the Company acts only as an intermediary, simultaneously entering into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions without significantly impacting its results of operations. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and any offsetting derivatives are recognized directly in earnings as a component of noninterest income.
From time to time, the Company shares in credit risk on interest rate swap arrangements, by entering into risk participation agreements with syndication partners. These are accounted for at fair value and disclosed as risk participation derivatives.
Mortgage banking derivatives
As part of its mortgage banking and related risk management activities, the Company enters into interest rate lock commitment agreements (“IRLCs”) on prospective residential mortgage loans. These IRLCs are derivative financial instruments and the fair value of these IRLCs are included in other assets. During the third quarter of 2025, the Company began utilizing a third-party investor to facilitate IRLCs, and as such, we no longer enter into IRLCs with any counterparty.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the notional amount and the fair value of derivative instruments in the Company’s consolidated balance sheets at September 30, 2025, and December 31, 2024. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as fair value hedging instruments:	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate swaps included in other liabilities	$43,940	$—	$(823)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$488,323	$365,042	$14,860	$15,264
Interest rate swaps included in other liabilities	482,123	358,527	(14,687)	(14,959)
Caps and floors included in other assets	25,000	—	8	—
Caps and floors included in other liabilities	25,000	—	(8)	—
Risk participation agreements included in other liabilities	31,790	32,494	—	—
Interest rate-lock commitments on residential mortgage loans included in other assets	—	11,007	—	331
	$1,052,236	$767,070	$173	$636
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

	September 30, 2025				December 31, 2024
(Dollars in thousands)	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Remaining Maturity (in years)	Receive Rate(1)	Pay Rate(1)		Remaining Maturity (in years)	Receive Rate	Pay Rate
Interest rate swaps designated as fair value hedge	$43,940	7.62	4.33%	3.78%	$—	—	—%	—%
Non-hedging interest rate swaps - financial institution counterparties	453,319	3.31	6.75	5.48	358,527	3.36	7.67	5.04
Non-hedging interest rate swaps - customer counterparties	453,319	3.31	5.48	6.75	358,527	3.36	5.04	7.67
Non-hedging interest rate caps - financial institution counterparties(2)	25,000	1.89	4.50	—	—	—	—	—
Non-hedging interest rate caps - customer counterparties(2)	25,000	1.89	—	4.50	—	—	—	—
____________________________
(1)Weighted average receivable rates are based on implied forward rates in the yield curve at the reporting date.
(2)Represents the strike rate for interest rate caps, above which the Company will pay its customer counterparties and receive from its dealer counterparties.

Gains and losses recognized on derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as fair value hedging instruments:	2025	2024	2025	2024
Amount of gain recognized in interest income on available for sale securities	$123	$—	$823	$—
Amount of loss recognized in interest income on interest rate swaps - available for sale securities	(123)	—	(823)	—
Derivatives not designated as hedging instruments:
Amount of (loss) gain recognized in mortgage banking revenue	(146)	(261)	(331)	123
Amount of loss recognized in other non-interest income	(32)	(136)	(131)	(72)
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At September 30, 2025, and December 31, 2024, the Company had $3.8 million and $670,000 cash collateral on deposit with swap counterparties, respectively. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 10 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), and the Company’s Omnibus Incentive Plan (“the Omnibus Plan”).

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 1,375,000 shares were originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At September 30, 2025, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 315,324.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At September 30, 2025, there was $337,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2025 - May 31, 2026 ESPP offering period. These costs are expected to be recognized over a period of 0.7 years.
The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	1.79%	1.98%	1.89%	2.03%
Risk-free interest rate	3.95	4.94	4.49	4.94
Expected volatility	29.61	30.40	30.04	30.78
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ESPP shares purchased	—	—	58,568	56,658
Shares available for issuance under the ESPP	812,472	871,040	812,472	871,040
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
The following table summarizes the Company’s award activity:

	Nine Months Ended September 30,
	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	20,415	$33.06	17,629	$29.33
Granted RSAs	14,760	33.89	19,682	33.03
Vested RSAs	(20,415)	33.06	(17,629)	29.33
Forfeited RSAs	(1,476)	33.89	—	—
Nonvested RSAs, September 30,	13,284	33.89	19,682	33.03

Nonvested RSUs, January 1,	352,002	$35.45	318,168	$37.69
Granted RSUs	120,080	37.34	117,597	31.98
Vested RSUs	(95,624)	35.76	(80,948)	38.89
Forfeited RSUs	(6,865)	33.28	(785)	42.55
Nonvested RSUs, September 30,	369,593	36.03	354,032	35.51

Nonvested PSUs, January 1,	265,197	$32.07	197,842	$28.33
Granted PSUs	55,650	39.50	67,355	33.03
Vested PSUs	(17,191)	44.77	—	—
Incremental forfeited PSUs(1)	(9,738)	44.77	—	—
Nonvested PSUs, September 30,	293,918	32.31	265,197	32.07
____________________________
(1)Represents forfeited incremental PSU shares due to the measurement of performance metrics.
At September 30, 2025, there was $273,000, $10.6 million and $4.7 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.6, 2.8 and 0.9 years for RSA, RSU and PSU shares, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Share-based compensation cost charged to income for the three and nine months ended September 30, 2025, and 2024, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
RSA & RSU	$1,234	$1,260	$3,583	$3,475
PSU	907	782	2,196	2,109
ESPP	127	144	371	369
Total stock compensation expense	$2,268	$2,186	$6,150	$5,953
Related tax benefits recognized in net income	$476	$459	$1,292	$1,250
Stock Option Grants
The Company had previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of September 30, 2025, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger as described further below.
In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company’s common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. As of September 30, 2025, BTH converted options have no expiration dates past February 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.
The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(22,670)	29.36	—	178
Expired and forfeited	(1,820)	37.28	—	—
Outstanding and exercisable at September 30, 2025	201,344	32.52	2.99	635

Nine Months Ended September 30, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(46,009)	27.80	—	282
Expired and forfeited	(45,680)	35.52	—	—
Outstanding and exercisable at September 30, 2024	261,784	31.43	3.72	758

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 11 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(106,535)	$506	$(106,029)
Net change	45,030	(165)	44,865
Balance at September 30, 2025	$(61,505)	$341	$(61,164)

Balance at January 1, 2024	$(121,646)	$623	$(121,023)
Net change	26,977	(199)	26,778
Balance at September 30, 2024	$(94,669)	$424	$(94,245)
Note 12 — Capital and Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at September 30, 2025, and December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2025, and December 31, 2024, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The actual capital amounts and ratios of the Company and the Bank at September 30, 2025, and December 31, 2024, are presented in the following table:

(Dollars in thousands) September 30, 2025	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,113,214	13.59%	$573,421	7.00%	N/A	N/A
Origin Bank	1,050,761	12.93	568,888	7.00	$528,253	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,129,191	13.79	696,192	8.50	N/A	N/A
Origin Bank	1,050,761	12.93	690,793	8.50	650,158	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,302,509	15.90	860,131	10.50	N/A	N/A
Origin Bank	1,150,884	14.16	853,331	10.50	812,697	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,129,191	11.69	386,283	4.00	N/A	N/A
Origin Bank	1,050,761	10.97	383,154	4.00	478,942	5.00
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,085,860	13.32	570,647	7.00	N/A	N/A
Origin Bank	1,075,768	13.29	566,620	7.00	526,147	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,101,766	13.52	692,929	8.50	N/A	N/A
Origin Bank	1,075,768	13.29	688,038	8.50	647,565	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,339,735	16.44	855,670	10.50	N/A	N/A
Origin Bank	1,239,644	15.31	850,353	10.50	809,860	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,101,766	11.08	397,635	4.00	N/A	N/A
Origin Bank	1,075,768	10.89	395,154	4.00	493,943	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $12.8 million at September 30, 2025.
Stock Repurchases
In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

During the third quarter of 2025, the Company repurchased a total of 265,248 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $35.85, for an aggregate purchase price of $9.5 million, including broker commissions and applicable excise taxes. Year-to-date 2025 stock repurchases totaled 401,647 shares of common stock at an average price per share of $34.59, for an aggregate purchase price of $13.9 million, including broker commissions and applicable excise taxes.
In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to purchase up to $50.0 million of its outstanding common stock. The July 2022 repurchase plan expired in July 2025 with the company having repurchased a total of 136,399 shares of its common stock at an average price per share of $32.13, for an aggregate purchase price of $4.4 million, including broker commissions and applicable excise taxes. All the common stock repurchases executed under the July 2022 repurchase plan were completed during the second quarter of 2025.
Note 13 — Commitments and Contingencies
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) September 30, 2025
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$848,983	$642,042	$405,468	$128,393	$2,024,886
Standby letters of credit	184,257	17,811	21,668	—	223,736
Total off-balance sheet commitments	$1,033,240	$659,853	$427,136	$128,393	$2,248,622
December 31, 2024
Commitments to extend credit(1)	$776,568	$612,149	$238,791	$44,095	$1,671,603
Standby letters of credit	169,983	42,609	21,318	350	234,260
Total off-balance sheet commitments	$946,551	$654,758	$260,109	$44,445	$1,905,863
____________________________
(1)Includes $850.0 million and $773.1 million of unconditionally cancellable commitments at September 30, 2025, and December 31, 2024, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

At September 30, 2025, the Company held 45 unfunded letters of credit from the FHLB totaling $600.6 million, with expiration dates ranging from October 19, 2025, to September 22, 2027. At December 31, 2024, the Company held 37 unfunded letters of credit from the FHLB totaling $709.2 million, with expiration dates ranging from January 2, 2025, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $5.0 million and $3.5 million at September 30, 2025, and December 31, 2024, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
During the year ended December 31, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. The activity involved the banker, who has since been terminated, facilitating transactions in and among certain customer accounts. The Company has since filed insurance claims as a result of this activity and has received $2.1 million of related insurance recoveries during the quarter end September 30, 2025.
Several of the loan relationships impacted by the activity were placed on non-accrual and, as a result, the Company recorded a provision for loan credit losses of $4.1 million during the year ended December 31, 2024. Through the nine months ended September 30, 2025, there has been an additional $1.3 million in recorded provision, net of $375,000 that was released in the first half of the year, primarily due to the ongoing litigation extending longer than initial expectations. Additionally, in conjunction with the investigation of this matter, the Company has a contingency reserve of $2.8 million at September 30, 2025. Total expenses associated with the questioned activity for the nine months ended September 30, 2025, were $1.2 million.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 56 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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

2025 Third Quarter Key Metrics
•Provision for credit losses was $36.8 million for the three months ended September 30, 2025, reflecting an increase of $32.2 million compared to the three months ended September 30, 2024. The increase was due primarily to suspected fraud within a borrowing relationship.
•Net interest income was $83.7 million for the three months ended September 30, 2025, reflecting an increase of $8.9 million, or 11.9%, compared to the three months ended September 30, 2024.
•Our fully tax equivalent net interest margin (“NIM-FTE”) increased 47 basis points for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. This expansion was driven primarily by an 82 basis point reduction in rates paid on interest-bearing liabilities, offset by a 20 basis point decline in our yield earned on interest-earning assets.
•Total deposits were $8.33 billion at September 30, 2025, reflecting an increase of $108.7 million, or 1.3%, compared to December 31, 2024. Interest-bearing deposits were $5.52 billion, reflecting an increase of $215.3 million, or 4.1%, compared to December 31, 2024.
•During the quarter ended September 30, 2025, we repurchased 265,248 shares of our common stock at an average price of $35.85 per share, including broker commissions and applicable excise taxes.
•Book value per common share was $39.23 at September 30, 2025, reflecting an increase of $2.52, or 6.9%, compared to December 31, 2024.
•As part of our Optimize Origin initiatives, we purchased additional shares of Argent Financial on July 1, 2025, which resulted in us reaching the 20% ownership threshold. This required a change to how we account for this investment from the cost method to the equity method and resulted in a fair value adjustment gain and equity method investment income of $7.0 million and $1.2 million, respectively, to be recorded during the current quarter.
Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024
Our net income decreased $10.0 million, or 53.6%, to $8.6 million for the three months ended September 30, 2025, from $18.6 million for the three months ended September 30, 2024. On a diluted EPS basis, we reported $0.27 per share for the three months ended September 30, 2025, compared to $0.60 per share for the three months ended September 30, 2024. The decrease was primarily due to a $32.2 million increase in provision expense to $36.8 million for the three months ended September 30, 2025, in connection with suspected borrower fraud, compared to $4.6 million for the three months ended September 30, 2024.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended September 30, 2025, was $83.7 million, an increase of $8.9 million, or 11.9%, compared to the three months ended September 30, 2024. The increase was primarily due to an $17.0 million decrease in interest expense, partially offset by a $8.1 million decrease in total interest income during the three months ended September 30, 2025, compared to three months ended September 30, 2024.
Interest expense on total interest-bearing deposits decreased by $16.0 million, with $12.0 million of the decrease attributable to lower interest rates during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The average rate on interest-bearing deposits declined 81 basis points to 3.20% for the three months ended September 30, 2025, from 4.01% for the three months ended September 30, 2024. The remaining decrease in interest expense on total interest-bearing deposits was driven by a $316.2 million decline in the average interest-bearing deposit balances. A reduction of $650.2 million in the average time deposit balances, which included a decrease of $443.6 million in average brokered time deposits, contributed $7.3 million to the decrease in interest expense. This impact was partially offset by a $333.9 million increase in average savings and interest-bearing transaction account balances, which added approximately $3.3 million to the total interest expense.

Interest income earned on LHFI decreased by $12.9 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, with $8.2 million and $4.7 million due to lower average LHFI balances and lower yields, respectively. Decreases in average loan balance accounted for $6.9 million, $1.5 million and $1.2 million of the decreases in interest income on construction/land/land development, commercial and industrial loans and mortgage warehouse lines of credit, respectively, partially offset by a $2.4 million increase in interest income on residential real estate loans due to higher average balances, for the comparable periods. Lower interest rates drove a $3.6 million decrease in interest income earned on commercial and industrial loans. The decrease in interest income earned on LHFI was partially offset by an increase of $2.8 million in interest income earned on investment securities, which was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy during the intervening period, in conjunction with our Optimize Origin initiative.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. On September 17, 2025, and on October 29, 2025, the Federal Reserve reduced the federal funds target rate range by 25 basis points each, to a range of 3.75% to 4.00%, decreasing the federal funds target range a total of 150 basis points from its recent cycle high set in mid-2023.
The NIM-FTE was 3.65% for the three months ended September 30, 2025, a 47-basis point increase from 3.18% for the three months ended September 30, 2024. The improvement was mainly driven by an expanding interest rate spread, as the 82-basis-point decline in the average cost of total interest-bearing liabilities exceeded the 20-basis-point decline in the yield earned on interest-earning assets for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The average rate on total interest-bearing liabilities for the three months ended September 30, 2025, was 3.22%, compared to 4.04% for the three months ended September 30, 2024. The average yield earned on total interest-earning assets for the three months ended September 30, 2025, was 5.89%, compared to 6.09% for the three months ended September 30, 2024.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,450,148	$36,101	5.85%	$2,507,566	$37,398	5.93%
Construction/land/land development	644,455	11,454	7.05	1,019,302	18,873	7.37
Residential real estate	1,992,766	28,432	5.66	1,824,725	25,499	5.56
Commercial and industrial	1,994,755	36,283	7.22	2,071,984	41,439	7.96
Mortgage warehouse lines of credit	420,848	7,393	6.97	484,680	9,302	7.64
Consumer	20,652	385	7.40	22,739	453	7.93
LHFI	7,523,624	120,048	6.33	7,930,996	132,964	6.67
Loans held for sale	2,918	48	6.53	14,645	231	6.28
Loans receivable	7,526,542	120,096	6.33	7,945,641	133,195	6.67
Investment securities-taxable	951,758	8,767	3.65	1,038,634	6,536	2.50
Investment securities-non-taxable	176,051	1,523	3.43	146,619	905	2.46
Non-marketable equity securities held in other financial institutions	34,652	542	6.21	66,409	475	2.85
Interest-earning deposits in banks	473,352	5,211	4.37	229,224	3,146	5.46
Total interest-earning assets	9,162,355	136,139	5.89	9,426,527	144,257	6.09
Noninterest-earning assets	565,059			559,309
Total assets	$9,727,414			$9,985,836

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,511,452	$44,059	3.17%	$5,177,522	$50,554	3.88%
Time deposits	819,692	6,967	3.37	1,469,849	16,497	4.47
Total interest-bearing deposits	6,331,144	51,026	3.20	6,647,371	67,051	4.01
FHLB advances & other borrowings	30,702	273	3.53	40,331	482	4.75
Subordinated indebtedness	89,692	1,136	5.02	159,826	1,920	4.78
Total interest-bearing liabilities	6,451,538	52,435	3.22	6,847,528	69,453	4.04
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,901,116			1,850,046
Other liabilities	147,329			162,565
Total liabilities	8,499,983			8,860,139
Stockholders’ Equity	1,227,431			1,125,697
Total liabilities and stockholders’ equity	$9,727,414			$9,985,836
Net interest spread			2.67%			2.05%
Net interest income and margin		$83,704	3.62		$74,804	3.16
Net interest income and margin - (tax equivalent)(2)		$84,230	3.65		$75,338	3.18
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

	Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$(856)	$(441)	$(1,297)
Construction/land/land development	(6,941)	(478)	(7,419)
Residential real estate	2,435	498	2,933
Commercial and industrial	(1,545)	(3,611)	(5,156)
Mortgage warehouse lines of credit	(1,225)	(684)	(1,909)
Consumer	(42)	(26)	(68)
Loans held for sale	(185)	2	(183)
Loans receivable	(8,359)	(4,740)	(13,099)
Investment securities-taxable	(547)	2,778	2,231
Investment securities-non-taxable	182	436	618
Non-marketable equity securities held in other financial institutions	(227)	294	67
Interest-earning deposits in banks	3,351	(1,286)	2,065
Total interest-earning assets	(5,600)	(2,518)	(8,118)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	3,261	(9,756)	(6,495)
Time deposits	(7,297)	(2,233)	(9,530)
FHLB advances & other borrowings	(115)	(94)	(209)
Subordinated indebtedness	(843)	59	(784)
Total interest-bearing liabilities	(4,994)	(12,024)	(17,018)
Net interest income	$(606)	$9,506	$8,900
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

Total provision expense increased by $32.2 million, to $36.8 million for the three months ended September 30, 2025, from $4.6 million for the three months ended September 30, 2024, primarily due to a $30.6 million increase in provision expense for loan credit losses. The increase was primarily related to the suspected borrower fraud impacting the Tricolor Holdings, LLC loan relationship which was previously disclosed in our Current Report on Form 8-K filed on September 10, 2025, which drove a $29.5 million increase in provision expense, consisting of $28.0 million for loan credit losses and $1.5 million for off-balance sheet commitments. We are pursuing all possible recovery outcomes. Also contributing to the increase in provision for loan credit losses was a $1.7 million increase in the provision for relationships impacted by the questioned activity first disclosed during the three months ended June 30, 2024. Our provision for loan credit losses, exclusive of these events, would have been $5.5 million for the three months ended September 30, 2025, representing an $821,000 increase compared to the three months ended September 30, 2024.
Net charge-offs increased $21.9 million, to $31.4 million for the three months ended September 30, 2025, from $9.5 million for the three months ended September 30, 2024. The increase was primarily due to net charge-offs of $28.4 million in the current quarter related to the suspected borrower fraud impacting the Tricolor Holdings, LLC loan relationship, discussed above. The allowance for loan credit losses (“ALCL”) to nonperforming LHFI was 109.04% at September 30, 2025, compared to 149.35% at September 30, 2024, primarily driven by an increase of $24.0 million in our nonperforming LHFI compared to September 30, 2024. This increase in nonperforming LHFI resulted from $38.2 million from 11 loan relationships placed on non-performing status subsequent to September 30, 2024, partially offset by reductions totaling $5.4 million from three commercial and industrial loan relationships through pay-off, pay-down or charge-off activities during the intervening period. The increase was further offset by $6.9 million primarily in principal pay-downs on certain loan relationships that were placed on non-accrual status in the prior year as a result of the discovery of the questioned activity.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,
Noninterest income:	2025	2024	$ Change	% Change
Insurance commission and fee income	$6,598	$6,928	$(330)	(4.8)%
Service charges and fees	4,965	4,664	301	6.5
Other fee income	2,262	2,114	148	7.0
Mortgage banking revenue	726	1,153	(427)	(37.0)
Swap fee income	1,387	106	1,281	N/M
Loss on sales of securities, net	—	221	(221)	(100.0)
Change in fair value of equity investments	6,972	—	6,972	N/M
Equity method investment (loss) income	550	376	174	46.3
Other income	2,668	427	2,241	N/M
Total noninterest income	$26,128	$15,989	$10,139	63.4
____________________________ N/M = Not meaningful.
Noninterest income for the three months ended September 30, 2025, increased by $10.1 million, or 63.4%, to $26.1 million, compared to $16.0 million for the three months ended September 30, 2024, primarily due to increases of $7.0 million, $2.2 million and $1.3 million in changes in fair value of equity investments, other income and swap fee income, respectively.
Change in fair value of equity securities. The $7.0 million increase in change in fair value of equity securities was driven by the additional investment in Argent Financial which increased our ownership percentage above the threshold required to implement the equity method of accounting. The equity method of accounting requires the asset be recorded at fair value immediately prior to the purchase, and therefore required an upward adjustment to its basis. For more information, see Part I, Note 4 — Equity Method Investments.
Other income. The $2.2 million increase in other income was primarily due to the $2.1 million in insurance recoveries in connection with the previously disclosed questioned activity.

Swap fee income. The $1.3 million increase in swap fee income was primarily due to both an attractive interest rate environment which is increasingly conducive to facilitating back-to-back swaps for our customers and an increased focus on the marketing of customer swaps as part of our Optimize Origin initiative.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,
Noninterest expense:	2025	2024	$ Change	% Change
Salaries and employee benefits	$37,863	$38,491	$(628)	(1.6)%
Occupancy and equipment, net	7,079	6,298	781	12.4
Data processing	3,526	3,470	56	1.6
Office and operations	3,184	2,984	200	6.7
Intangible asset amortization	1,583	1,905	(322)	(16.9)
Regulatory assessments	1,269	1,791	(522)	(29.1)
Advertising and marketing	1,524	1,449	75	5.2
Professional services	1,395	2,012	(617)	(30.7)
Electronic banking	1,470	1,308	162	12.4
Loan-related expenses	979	751	228	30.4
Franchise tax expense	686	721	(35)	(4.9)
Other expense	1,470	1,341	129	9.6
Total noninterest expense	$62,028	$62,521	$(493)	(0.8)
Noninterest expense for the three months ended September 30, 2025, decreased by $493,000, or 0.8%, to $62.0 million, compared to $62.5 million for the three months ended September 30, 2024, primarily due to decreases of $628,000 and $617,000 in salaries and employee benefits and professional services expense, respectively. These decreases were offset by an increase of $781,000 in occupancy and equipment, net.
Salaries and employee benefits. The $628,000 decrease in salaries and employee benefits was primary due to a decrease in salaries as a result of a decrease in bank full time equivalent employees to 860 at September 30, 2025 compared to 929 at September 30, 2024. Salaries declined by $1.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, partially offset by a $552,000 increase medical insurance.
Professional services. The $617,000 decrease in professional services was primarily due to a decrease in legal and consultant expense. This decrease is primarily due to a decrease in expenses related to certain questioned activity involving a former banker in our East Texas market, as explained in detail in Part I, Item 1, Note 13 — Commitments and Contingencies under Loss Contingencies.
Occupancy and equipment, net. The $781,000 increase in occupancy and equipment, net expense was primarily driven by the timing difference of rental payments and lease commencement dates of certain newly originated leases between the quarters in 2024. Also contributing to the increase was rent expense related to new leases executed during the three months ended September 30, 2025.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Our net income decreased $16.5 million, or 26.6%, to $45.7 million for the nine months ended September 30, 2025, from $62.2 million for the nine months ended September 30, 2024. On a diluted EPS basis, we reported $1.46 per share for the nine months ended September 30, 2025, compared to $2.00 per share for the nine months ended September 30, 2024. The decrease was primarily due to a $30.3 million increase in provision expense to $43.1 million for the nine months ended September 30, 2025, due primarily to suspected fraud within a borrowing relationship, compared to $12.8 million for the nine months ended September 30, 2024.

Net Interest Income and Net Interest Margin
Net interest income for the nine months ended September 30, 2025, was $244.3 million, an increase of $22.3 million, or 10.0%, compared to the nine months ended September 30, 2024. The increase was primarily due to a $43.7 million decrease in interest expense, partially offset by a $21.4 million decrease in total interest income during the nine months ended September 30, 2025, compared to nine months ended September 30, 2024.
Interest expense on total interest-bearing deposits decreased by $42.4 million, with $32.1 million of the decrease attributable to lower interest rates during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The average rate on interest-bearing deposits declined 73 basis points to 3.21% for the nine months ended September 30, 2025, from 3.94% for the nine months ended September 30, 2024. The remaining decrease in interest expense was driven primarily by a $636.3 million decline in average time deposit balances, which included a $477.2 million decline in lower average brokered time deposits, and contributed $21.1 million to the decrease in interest expense. This impact was partially offset by a $380.5 million increase in average savings and interest-bearing transaction accounts balance, which contributed $10.8 million to the total interest expense.
Interest income earned on LHFI decreased by $31.6 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, with $18.5 million and $13.1 million due to lower average LHFI balances and lower yields, respectively. Decreases in average loan balance accounted for $18.0 million and $5.0 million in of the decreases in interest income on construction/land/land development and commercial and industrial loans, respectively, partially offset by a $7.3 million increase in interest income on residential real estate loans due to higher average balances, for the comparable periods. Decreases in interest rates drove $9.4 million of the decrease in interest income earned on commercial and industrial loans. The decrease in interest income earned on LHFI was partially offset by increases of $5.8 million and $4.4 million in interest income on investment securities and interest-earning deposits in banks, respectively. The increase in interest income on investment securities was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy during the intervening period, in conjunction with our Optimize Origin initiative. The increase in interest income on interest-earning balances due from banks was primarily driven by a $189.5 million increase in the average balances which generated a $7.7 million increase in interest income, partially offset by a $3.4 million decrease in interest income due to lower market interest rates.
The NIM-FTE was 3.57% for the nine months ended September 30, 2025, a 39-basis point increase from 3.18% for the nine months ended September 30, 2024. The improvement was mainly driven by an expanding interest rate spread, as the 70-basis-point decline in the average rate on total interest-bearing liabilities exceeded the 19-basis-point decline in the yield earned on interest-earning assets for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The average rate on total interest-bearing liabilities for the nine months ended September 30, 2025, was 3.26%, compared to 3.96% for the nine months ended September 30, 2024. The average yield earned on total interest-earning assets for the nine months ended September 30, 2025, was 5.85%, compared to 6.04% for the nine months ended September 30, 2024.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate	Average Balance(1)	Income/Expense	Yield/Rate
Commercial real estate	$2,435,301	$105,880	5.81%	$2,481,274	$109,475	5.89%
Construction/land/land development	734,621	38,126	6.94	1,069,360	57,632	7.20
Residential real estate	1,953,007	81,848	5.60	1,784,035	73,186	5.48
Commercial and industrial	2,022,286	110,323	7.29	2,107,195	124,733	7.91
Mortgage warehouse lines of credit	397,466	20,657	6.95	407,553	23,194	7.60
Consumer	21,730	1,200	7.38	22,818	1,370	8.02
LHFI	7,564,411	358,034	6.33	7,872,235	389,590	6.61
Loans held for sale	7,622	376	6.60	14,086	670	6.35
Loans receivable	7,572,033	358,410	6.33	7,886,321	390,260	6.61
Investment securities-taxable	984,440	24,535	3.33	1,060,060	19,991	2.52
Investment securities-non-taxable	164,138	3,916	3.19	145,978	2,708	2.48
Non-marketable equity securities held in other financial institutions	61,051	2,234	4.89	60,400	1,936	4.28
Interest-earning deposits in banks	430,924	14,224	4.41	241,383	9,857	5.45
Total interest-earning assets	9,212,586	403,319	5.85	9,394,142	424,752	6.04
Noninterest-earning assets	537,635			557,748
Total assets	$9,750,221			$9,951,890

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,486,407	$129,693	3.16%	$5,105,883	$144,909	3.79%
Time deposits	886,298	23,264	3.51	1,522,647	50,453	4.43
Total interest-bearing deposits	6,372,705	152,957	3.21	6,628,530	195,362	3.94
FHLB advances & other borrowings	52,328	1,585	4.05	41,424	1,514	4.88
Subordinated indebtedness	101,026	4,478	5.93	161,677	5,859	4.84
Total interest-bearing liabilities	6,526,059	159,020	3.26	6,831,631	202,735	3.96
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,873,494			1,870,154
Other liabilities	155,609			159,087
Total liabilities	8,555,162			8,860,872
Stockholders’ Equity	1,195,059			1,091,018
Total liabilities and stockholders’ equity	$9,750,221			$9,951,890
Net interest spread			2.59%			2.08%
Net interest income and margin		$244,299	3.55		$222,017	3.16
Net interest income and margin - (tax equivalent)(2)		$245,703	3.57		$223,640	3.18
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

	Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$(2,028)	$(1,567)	$(3,595)
Construction/land/land development	(18,040)	(1,466)	(19,506)
Residential real estate	7,268	1,394	8,662
Commercial and industrial	(5,026)	(9,384)	(14,410)
Mortgage warehouse lines of credit	(574)	(1,963)	(2,537)
Consumer	(65)	(105)	(170)
Loans held for sale	(307)	13	(294)
Loans receivable	(18,772)	(13,078)	(31,850)
Investment securities-taxable	(1,426)	5,970	4,544
Investment securities-non-taxable	337	871	1,208
Non-marketable equity securities held in other financial institutions	21	277	298
Interest-earning deposits in banks	7,740	(3,373)	4,367
Total interest-earning assets	(12,100)	(9,333)	(21,433)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	10,800	(26,016)	(15,216)
Time deposits	(21,085)	(6,104)	(27,189)
FHLB advances & other borrowings	399	(328)	71
Subordinated indebtedness	(2,198)	817	(1,381)
Total interest-bearing liabilities	(12,084)	(31,631)	(43,715)
Net interest income	$(16)	$22,298	$22,282

Provision for Credit Losses
We recorded a provision expense of $43.1 million for the nine months ended September 30, 2025, a $30.3 million increase from $12.8 million for the nine months ended September 30, 2024, primarily driven by a $27.4 million increase in the provision for loan credit losses. The increase was primarily related to suspected borrower fraud impacting the Tricolor Holdings, LLC loan relationship which was discussed above in the Provision for Credit Losses section for the three months ended September 30, 2025.
Net charge-offs increased $21.4 million, to $36.4 million for the nine months ended September 30, 2025, from $15.0 million for the nine months ended September 30, 2024. The increase was largely reflecting a net charge-offs of $28.4 million in the current quarter related to suspected borrower fraud impacting the Tricolor Holdings, LLC loan relationship discussed above. Our net charge-offs, exclusive of this event, would have been $8.0 million for the nine months ended September 30, 2025, representing a $7.0 million decrease from the nine months ended September 30, 2024. Charge-offs during the nine months ended September 30, 2024, were driven by charge-offs on two commercial and industrial loan relationships totaling $10.0 million. Net charge-offs to total average LHFI (annualized) increased to 0.64% for the nine months ended September 30, 2025, from 0.26% for the nine months ended September 30, 2024, primarily due to higher net charge-offs during the nine months ended September 30, 2025.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		2025 vs. 2024
Noninterest income:	2025	2024	$ Change	% Change
Insurance commission and fee income	$21,186	$21,318	$(132)	(0.6)%
Service charges and fees	14,608	14,214	394	2.8
Other fee income	7,372	6,765	607	9.0
Mortgage banking revenue	3,010	5,429	(2,419)	(44.6)
Swap fee income	3,355	207	3,148	N/M
Loss on sales of securities, net	(14,448)	(182)	(14,266)	N/M
Change in fair value of equity investments	6,972	5,188	1,784	34.4
Equity method investment (loss) income	(3,051)	582	(3,633)	N/M
Other income	4,094	2,188	1,906	87.1
Total noninterest income	$43,098	$55,709	$(12,611)	(22.6)
____________________________
N/M = Not meaningful.
Noninterest income for the nine months ended September 30, 2025, decreased by $12.6 million, or 22.6%, to $43.1 million, compared to $55.7 million for the nine months ended September 30, 2024. The decrease was primarily due to an increase of $14.3 million in loss on sales of securities, net and decreases of $3.6 million and $2.4 million in equity method investment (loss) income and mortgage banking revenue. Partially offsetting these items were increases of $3.1 million, $1.9 million and $1.8 million in swap fee income, other income and change in fair value of equity investments.
Loss on sales of securities, net. The $14.3 million increase in loss on sales of securities, net, was due to a $14.4 million loss recognized during nine months ended September 30, 2025, as a result of our bond portfolio optimization strategy transaction discussed in further detail in both the quarter-to-date and year-to-date Net Interest Income and Net Interest Margin sections above.
Equity method investment (loss) income. The decrease in the equity method investment (loss) income was primarily due to a $3.3 million loss on one limited partnership investment during the nine months ended September 30, 2025. Additionally, we recognized income of $925,000 on the same limited partnership investment during the nine months ended September 30, 2024, which contributed to the decrease for the comparable periods. The decrease was offset by income of $1.2 million related to the Argent equity method investment earned during the nine months ended September 30, 2025.
Mortgage banking revenue. The $2.4 million decrease in mortgage banking revenue compared to the nine months ended September 30, 2024, was primarily due to decreases in most mortgage banking income categories during the nine months ended September 30, 2025, primarily due to the sale of substantially all of our mortgage servicing rights asset during the nine months ended September 30, 2024. The restructuring of our mortgage banking operations was done as part of our Optimize Origin initiative.
Swap fee income. The $3.1 million increase in swap fee income during the nine months ended September 30, 2025, was primarily due to both an attractive interest rate environment which is increasingly conducive to facilitating back-to-back swaps for our customers and an increased focus on the marketing of customer swaps as part of our Optimize Origin initiative.
Other income. The $1.9 million increase in other income was primarily due to insurance recoveries of $2.1 million during the nine months ended September 30, 2025, in connection with the previously disclosed questioned activity.
Change in fair value of equity investments. The $1.8 million increase in the change in fair value of equity investments, was driven by an upward adjustment of $7.0 million for the nine months ended September 30, 2025, compared to a $5.2 million upward adjustment for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, there was an additional investment in Argent Financial which increased our ownership percentage above the threshold required to implement the equity method of accounting. The equity method of accounting requires the asset be recorded at fair value immediately prior to the purchase, and therefore required an upward adjustment to its basis.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,
Noninterest expense:	2025	2024	$ Change	% Change
Salaries and employee benefits	$113,874	$112,418	$1,456	1.3%
Occupancy and equipment, net	22,810	19,952	2,858	14.3
Data processing	9,915	10,083	(168)	(1.7)
Office and operations	9,493	8,558	935	10.9
Intangible asset amortization	5,112	6,179	(1,067)	(17.3)
Regulatory assessments	4,006	5,367	(1,361)	(25.4)
Advertising and marketing	3,815	4,221	(406)	(9.6)
Professional services	3,930	4,546	(616)	(13.6)
Electronic banking	4,183	3,785	398	10.5
Loan-related expenses	2,247	2,733	(486)	(17.8)
Franchise tax expense	2,049	2,013	36	1.8
Other expense	4,645	5,761	(1,116)	(19.4)
Total noninterest expense	$186,079	$185,616	$463	0.2
Noninterest expense for the nine months ended September 30, 2025, increased by $463,000, or 0.2%, to $186.1 million, compared to $185.6 million for the nine months ended September 30, 2024, primarily due to increases of $2.9 million, $1.5 million and $935,000 in occupancy and equipment, net, salaries and employee benefits and office and operations expenses, respectively. These increases were partially offset by decreases of $1.4 million, $1.1 million and $1.1 million in regulatory assessments, other expense and intangible asset amortization, respectively.
Occupancy and equipment, net. The $2.9 million increase in occupancy and equipment, net was primarily due to an $897,000 acceleration of depreciation expense associated with the accounting for our branch consolidation during the nine months ended September 30, 2025, as a part of our Optimize Origin initiative. Also contributing to the increase was an additional $794,000 and $570,000 in depreciation expense associated with the opening or relocation of three banking centers during the latter part of 2024 and additional fixed asset purchases, respectively.
Salaries and employee benefits. The $1.5 million increase in salaries and employee benefits expense was primarily driven by an increase of $1.5 million in each of incentive compensation and medical costs, respectively, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Also contributing to the increase was an increase of $470,000 in severance compensation, primarily as a part of our Optimize Origin initiative. These increases were offset by a decrease of $2.1 million in salaries due to a decrease in bank full time equivalent (“FTE”) employees to 860 at September 30, 2025 compared to 929 at September 30, 2024. Of the overall decrease in bank FTE employees, approximately 94 FTE employees were reduced as part of our Optimize Origin initiative, partially offset by net new hires and attrition during the intervening period.
Office and operations. The $935,000 increase in office and operations expense was primarily related to a $508,000 increase in check and card fraud.
Regulatory assessments. The $1.4 million decrease in regulatory assessment expense was primarily driven by our improved risk-based pricing as a result of an adjustment to our loan mix during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Other noninterest expense. The $1.1 million decrease in other noninterest expense was primarily due to a $1.2 million contingent liability recognized during the nine months ended September 30, 2024, related to certain questioned activity involving a former banker in our East Texas market, as explained in detail in Part I, Item 1, Note 13 — Commitments and Contingencies under Loss Contingencies.
Intangible asset amortization. The $1.1 million decrease in intangible asset amortization is primarily due to the accelerated amortization method used to measure the amortization expense of the assets.

Comparison of Financial Condition at September 30, 2025, and December 31, 2024
General
Total assets increased by $112.6 million, or 1.2%, to $9.79 billion at September 30, 2025, from $9.68 billion December 31, 2024. Cash and cash equivalents were $626.9 million at September 30, 2025, compared to $470.2 million at December 31, 2024, an increase of $156.7 million, or 33.3%. Equity method investments were $65.6 million at September 30, 2025, compared to $19.0 million at December 31, 2024, an increase of $46.7 million. These increases were partially offset by decreases of $40.6 million and $36.6 million in non-marketable equity securities held in other financial institutions and LHFI, respectively. Non-marketable equity securities held in other financial institutions and LHFI were $31.0 million and $7.54 billion at September 30, 2025, respectively, compared to $71.6 million and $7.57 billion at December 31, 2024, respectively.
Total liabilities increased by $43.1 million, or 0.5%, to $8.58 billion at September 30, 2025, from $8.53 billion at December 31, 2024. Total deposits increased by $108.7 million, or 1.3%, to $8.33 billion at September 30, 2025, from $8.22 billion at December 31, 2024, primarily due to increases of $470.8 million and $99.7 million in money market and noninterest-bearing deposits, respectively. These increases were partially offset by decreases of $261.8 million, $126.3 million and $80.2 million in interest-bearing demand deposits, time deposits (excluding brokered time deposits) and brokered deposits, respectively. Subordinated debentures decreased $70.2 million, or 43.9%, to $89.7 million at September 30, 2025, from $159.9 million at December 31, 2024, as we redeemed eligible subordinated debentures as part of our Optimize Origin initiative.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At September 30, 2025, 73.2% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our legacy market areas of Texas, North Louisiana, and Mississippi, compared to 75.2% at December 31, 2024.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2025		December 31, 2024		2025 vs. 2024
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,506,879	33.2%	$2,477,431	32.7%	$29,448	1.2%
Construction/land/land development	615,778	8.2	864,011	11.4	(248,233)	(28.7)
Residential real estate	2,001,297	26.5	1,857,589	24.5	143,708	7.7
Total real estate	5,123,954	67.9	5,199,031	68.6	(75,077)	(1.4)
Commercial and industrial	1,919,782	25.5	2,002,634	26.5	(82,852)	(4.1)
Mortgage warehouse lines of credit	472,968	6.3	349,081	4.6	123,887	35.5
Consumer	20,395	0.3	22,967	0.3	(2,572)	(11.2)
Total LHFI	$7,537,099	100.0%	$7,573,713	100.0%	$(36,614)	(0.5)
______________________
(1)Includes owner-occupied commercial real estate of $986.9 million and $975.9 million at September 30, 2025, and December 31, 2024, respectively.

At September 30, 2025, total LHFI were $7.54 billion, a decrease of $36.6 million, or 0.5%, compared to $7.57 billion at December 31, 2024. The decrease was primarily driven by declines of $248.2 million and $82.9 million in construction/land/land development and commercial and industrial loans, respectively. These declines were offset by growth of $143.7 million, $123.9 million and $29.4 million in residential real estate loans, mortgage warehouse lines of credit and commercial real estate loans, respectively. The decrease in construction/land/land development loans was primarily due to the normal reclassification of these loans upon completion, resulting in a change in loan category during the current period compared to December 31, 2024. Total LHFI at September 30, 2025, excluding mortgage warehouse lines of credit, were $7.06 billion, reflecting a decrease of $160.5 million, or 2.2%, compared to December 31, 2024.

A significant portion, 33.2%, of our LHFI portfolio at September 30, 2025, consisted of commercial real estate loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2025.

	September 30, 2025
(Dollars in thousands)	Texas	Louisiana	Mississippi	All Other States	Total
Non-owner occupied CRE:
Office building	$299,501	$24,947	$33,902	$20,943	$379,293
Retail shopping	263,417	31,109	41,569	88,156	424,251
Real estate & construction	175,801	47,401	5,685	13,611	242,498
Healthcare	65,918	42,829	5,622	17,826	132,195
Hotels	9,324	50,875	37,569	9,031	106,799
All other sectors	146,861	16,512	2,088	69,523	234,984
Total non-owner occupied CRE	960,822	213,673	126,435	219,090	1,520,020
Owner occupied CRE:
Real estate & construction	170,829	44,939	9,439	18,298	243,505
Retail shopping	130,400	18,934	2,966	1,761	154,061
Healthcare	57,317	20,072	807	—	78,196
Consumer services	44,411	14,483	245	2,973	62,112
Entertainment & recreation	38,773	21,200	9,784	—	69,757
All other sectors	202,295	96,885	25,836	54,212	379,228
Total owner occupied CRE	644,025	216,513	49,077	77,244	986,859
Total commercial real estate loans	$1,604,847	$430,186	$175,512	$296,334	$2,506,879

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2025. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	September 30, 2025
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$466,864	$1,721,412	$308,194	$10,409	$2,506,879
Construction/land/land development	225,708	334,671	50,894	4,505	615,778
Residential real estate	318,801	754,404	54,112	873,980	2,001,297
Total real estate	1,011,373	2,810,487	413,200	888,894	5,123,954
Commercial and industrial	892,861	913,028	113,893	—	1,919,782
Mortgage warehouse lines of credit	472,968	—	—	—	472,968
Consumer	7,903	12,123	309	60	20,395
Total LHFI	$2,385,105	$3,735,638	$527,402	$888,954	$7,537,099

Amounts with fixed rates	$596,976	$1,916,420	$317,843	$212,868	$3,044,107
Amounts with variable rates	1,788,129	1,819,218	209,559	676,086	4,492,992
Total	$2,385,105	$3,735,638	$527,402	$888,954	$7,537,099
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. We held approximately $5.5 million of unpaid principal balance PCD loans at September 30, 2025, and $12.3 million of unpaid principal balance PCD loans at December 31, 2024.
We manage the quality of our lending portfolio in part through a disciplined underwriting policy and through continual monitoring of loan performance and borrowers’ financial condition. There can be no assurance, however, that our loan portfolio will not become subject to losses due to declines in economic conditions or deterioration in the financial condition of our borrowers.

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	September 30, 2025	December 31, 2024
Commercial real estate	$11,736	$4,974
Construction/land/land development	17,047	18,505
Residential real estate	44,368	36,221
Commercial and industrial	15,043	15,120
Consumer	88	182
Total nonperforming LHFI	88,282	75,002
Other real estate owned:
Commercial real estate, construction/land/land development	—	1,340
Residential real estate	533	1,261
Former bank premises	—	1,034
Total other real estate owned	533	3,635
Other repossessed assets owned	44	—
Total repossessed assets owned	577	3,635
Total nonperforming assets	$88,859	$78,637
Total LHFI	$7,537,099	$7,573,713
Ratio of nonperforming LHFI to total LHFI	1.17%	0.99%
Ratio of nonperforming assets to total assets	0.91	0.81
As explained in detail in Part I, Note 13 — Commitments and Contingencies under Loss Contingencies, and as discussed in previous filings, our classified and nonperforming LHFI were negatively impacted beginning in the second quarter of 2024 as a result of litigation against the bank brought in response to certain questioned activity involving a former banker in our East Texas market. We continue to work toward a resolution in this matter.
Nonperforming LHFI increased $13.3 million at September 30, 2025, compared to December 31, 2024, and nonperforming LHFI to LHFI increased to 1.17% compared to 0.99%. The increase in nonperforming loans primarily resulted from eight loan relationships totaling $25.4 million placed on non-performing status subsequent to December 31, 2024, partially offset by reductions totaling $4.8 million from three existing nonperforming loan relationships through pay-off, pay-down or charge-off activities during the intervening period. The increase was further offset by $3.0 million in principal pay-downs on certain loan relationships that were placed on non-performing status in the prior year as a result of the discovery of the questioned activity. Please see Note 5 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.
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

Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at September 30, 2025, is included in Note 5 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at September 30, 2025. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The following table presents the allowance for credit loss by loan category at the following dates:

	September 30,		December 31,		September 30,
(Dollars in thousands)	2025		2024		2024
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$18,176	33.2%	$16,546	32.7%	$16,830	31.7%
Construction/land/land development	7,741	8.2	7,398	11.4	8,728	12.5
Residential real estate	14,364	26.5	12,454	24.5	12,075	23.2
Commercial and industrial	54,482	25.5	53,449	26.5	56,739	26.1
Mortgage warehouse lines of credit	827	6.3	501	4.6	663	6.2
Consumer	669	0.3	712	0.3	954	0.3
Total	$96,259	100.0%	$91,060	100.0%	$95,989	100.0%
__________________________
(1)Represents the ratio of each loan type to total LHFI.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
ALCL	2025	2024	2024
Balance at beginning of period	$91,060	$96,868	$96,868
Provision for loan credit losses	41,610	14,169	8,680
Charge-offs:
Commercial real estate	728	480	480
Residential real estate	119	11	11
Commercial and industrial	39,740	21,044	22,787
Consumer	167	80	362
Total charge-offs	40,754	21,615	23,640
Recoveries:
Commercial real estate	18	318	530
Residential real estate	56	12	16
Commercial and industrial	4,244	6,228	8,583
Consumer	25	9	23
Total recoveries	4,343	6,567	9,152
Net charge-offs	36,411	15,048	14,488
Balance at end of period	$96,259	$95,989	$91,060
Ratio of ALCL to:
Nonperforming LHFI	109.04%	149.35%	121.41%
LHFI	1.28	1.21	1.20
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	87.51	106.20	166.91
ALCL	50.57	20.94	15.91
Average LHFI	0.64	0.26	0.18

The ALCL to nonperforming LHFI decreased to 109.04% at September 30, 2025, compared to 121.41% at December 31, 2024, primarily driven by an increase of $13.3 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the nine months ended September 30, 2025.
Securities
Our securities portfolio increased $1.4 million and remained stable at $1.12 billion at both the September 30, 2025, and December 31, 2024, period ends. The net increase reflects the combined effect of new purchases, sales, calls, maturities, principal paydowns, and activities related to our bond portfolio optimization strategy executed during the nine months ended September 30, 2025.
This bond portfolio optimization strategy aimed at enhancing long-term yields and improving overall portfolio performance and involved selling lower-yielding available-for-sale investment securities and using the proceeds to purchase higher-yielding available-for-sale investment securities. As a result, during the nine months ended September 30, 2025, we replaced securities with a total book value of $215.8 million and a weighted average yield of 2.60% with new securities totaling $201.8 million with a weighted average yield of 5.23%, realizing a loss of $14.4 million.

Our available for sale portfolio totaled $1.10 billion at September 30, 2025, and represented 98.5% of our total security portfolio and was comprised of 42.0% mortgage-backed, 26.5% municipal, 25.6% collateralized mortgage obligations, 5.6% corporate and 0.3% treasury/agency securities. Our available for sale portfolio totaled $1.10 billion at December 31, 2024, and represented 98.4% of our total security portfolio and was comprised of 53.0% mortgage-backed, 23.2% municipal, 15.4% collateralized mortgage obligations, 7.1% corporate/asset-backed and 1.3% treasury/agency securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.31 years at September 30, 2025, compared to 4.46 years at December 31, 2024. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
Equity Method Investments
On July 1, 2025, the Company increased its ownership in Argent Financial Group, Inc. to an amount in excess of 20% through a stock purchase, resulting in the application of the equity method for this investment. This purchase was the primary reason our equity method investments increased $46.7 million, or 246.0%, to $65.6 million at September 30, 2025, compared to $19.0 million at December 31, 2024. The implementation of the equity method of accounting resulted in a change in presentation to the underlying asset from non-marketable equity securities held in other financial institutions to equity method investments. As a result, non-marketable equity securities held in other financial institutions declined $40.6 million, or 56.7%, to $31.0 million at September 30, 2025, compared to $71.6 million at December 31, 2024.
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
Total deposits increased $108.7 million, or 1.3%, at September 30, 2025, compared to December 31, 2024, with increases of $470.8 million and $99.7 million in money market and noninterest-bearing demand, respectively, offset by decreases of $261.8 million, $126.3 million, and $80.2 million in interest-bearing demand, time deposits, and brokered deposits, respectively. The additional deposit funding was primarily used to increase cash and cash equivalents by $156.7 million, and to reduce outstanding subordinated debentures by $70.2 million, when comparing September 30, 2025 to December 31, 2024. These actions were consistent with management’s objective to strengthen the Bank’s liquidity position and reduce the reliance on brokered deposits and other sources of wholesale funding.
The following table presents our deposit mix at the dates indicated:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,000,324	24.0%	$1,900,651	23.1%	$99,673	5.2%
Money market	3,401,554	40.8	2,930,710	35.6	470,844	16.1
Interest-bearing demand	1,798,712	21.6	2,060,463	25.1	(261,751)	(12.7)
Time deposits	814,685	9.8	941,000	11.4	(126,315)	(13.4)
Brokered deposits(1)	—	—	80,226	1.0	(80,226)	(100.0)
Savings	316,555	3.8	310,070	3.8	6,485	2.1
Total deposits	$8,331,830	100.0%	$8,223,120	100.0%	$108,710	1.3
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
The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,931,569	$41,457	2.87%	$1,864,257	$48,265	3.46%
Money market	3,235,416	84,461	3.49	2,894,086	90,365	4.17
Time deposits	853,020	22,019	3.45	1,012,218	29,958	3.95
Brokered deposits(1)	33,278	1,245	5.00	571,392	23,011	5.38
Savings	319,422	3,775	1.58	286,577	3,763	1.75
Total interest-bearing	6,372,705	152,957	3.21	6,628,530	195,362	3.94
Noninterest-bearing demand	1,873,494	—		1,870,154	—
Total average deposits	$8,246,199	$152,957	2.48	$8,498,684	$195,362	3.07
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $33.3 million and $1,000, respectively, for the nine months ended September 30, 2025. Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $510.4 million and $61.0 million, respectively, for the nine months ended September 30, 2024.
Our average deposit balances were $8.25 billion for the nine months ended September 30, 2025, a decrease of $252.5 million, or 3.0%, from $8.50 billion for the nine months ended September 30, 2024. The average rate paid on our interest-bearing deposits for the nine months ended September 30, 2025, was 3.21%, compared to 3.94% for the nine months ended September 30, 2024.
The decrease in the average cost of our deposits was primarily the result of the recent FRB cuts in the federal funds target rate range beginning in the third and fourth quarters of 2024. The FRB reduced the federal funds target rate range five times, including the October 29, 2025, rate cut of 25 basis points, by a total of 150 basis points from a 23-year high of 5.25% to 5.50% to 3.75% to 4.00%.
Average noninterest-bearing deposits increased $3.3 million, or 0.2%, to $1.87 billion for both the nine months ended September 30, 2025, and the nine months ended September 30, 2024, and represented 22.7% and 22.0% of average total deposits for the nine months ended September 30, 2025 and 2024, respectively.
The estimated total amount of uninsured deposits at September 30, 2025, and December 31, 2024, was $3.87 billion and $3.66 billion, respectively, including $690.9 million and $862.9 million in public fund deposits collateralized by pledged assets, respectively.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Long-term FHLB advances	$5,985	$6,198
Overnight repurchase agreements with depositors	6,805	6,262
Total FHLB advances and other borrowings	$12,790	$12,460
Subordinated indebtedness, net	$89,715	$159,943

Total subordinated debentures at September 30, 2025, were $89.7 million, a decrease of $70.2 million, or 43.9%, from $159.9 million at December 31, 2024. The decrease was primarily due to the redemption of $70.0 million in subordinated debentures in conjunction with our Optimize Origin initiative, as forecasted in our fourth quarter 2024 investor presentation.
Please see Note 8 — Borrowings to our consolidated financial statements contained in Part I, Item 1 of this report for more information on the redemption of the subordinated debentures.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Available cash balances at the holding company (unconsolidated)	$86,454	$47,876
Cash and liquid securities as a percentage of total assets	12.9%	10.6%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies; please see Note 12 — Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
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
Core deposits, which are total deposits excluding time deposits greater than $250,000, brokered, and Certificate of Deposit Account Registry Service deposits, are a major source of funds used to meet our cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring our liquidity.
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

We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2025, or December 31, 2024. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
We were eligible to borrow an additional $2.35 billion and $2.15 billion from the FHLB at September 30, 2025 and December 31, 2024, respectively.
Additionally, at September 30, 2025, we had the ability to borrow $1.28 billion from the discount window at the FRBD, with $1.48 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at September 30, 2025, or December 31, 2024.
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 13 — Commitments and Contingencies in the condensed notes to our consolidated financial statements for more information on our off-balance sheet commitments.
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2025	$1,145,245
Net income	45,681
Other comprehensive income, net of tax	44,865
Dividends declared - common stock ($0.45 per share)	(14,304)
Stock compensation, net	7,161
Repurchase of common stock	(13,892)
Balance at September 30, 2025	$1,214,756
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2025 and December 31, 2024, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.

The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	September 30, 2025		December 31, 2024
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,113,214	13.59%	$1,085,860	13.32%
Tier 1 capital (to risk-weighted assets)	1,129,191	13.79	1,101,766	13.52
Total capital (to risk-weighted assets)	1,302,509	15.90	1,339,735	16.44
Tier 1 capital (to average total consolidated assets)	1,129,191	11.69	1,101,766	11.08

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,050,761	12.93%	$1,075,768	13.29%
Tier 1 capital (to risk-weighted assets)	1,050,761	12.93	1,075,768	13.29
Total capital (to risk-weighted assets)	1,150,884	14.16	1,239,644	15.31
Tier 1 capital (to average total consolidated assets)	1,050,761	10.97	1,075,768	10.89
In July 2022, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to purchase up to $50.0 million of its outstanding common stock. The July 2022 repurchase plan expired in July 2025 having repurchased a total of 136,399 shares of its common stock at an average price per share of $32.13, for an aggregate purchase price of $4.4 million, including broker commissions and applicable excise taxes. All the common stock repurchases executed under the July 2022 repurchase plan were completed during the second quarter of 2025. In July 2025 our Board of Directors approved a stock repurchase program authorizing the purchase of up to $50.0 million of the Company’s outstanding common stock over the next three years.
During the third quarter of 2025, the Company repurchased a total of 265,248 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $35.85, for an aggregate purchase price of $9.5 million, including broker commissions and applicable excise taxes. Year-to-date 2025 stock repurchases totaled 401,647 shares of its common stock at an average price per share of $34.59, for an aggregate purchase price of $13.9 million, including broker commissions and applicable excise taxes.
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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 9 — Derivative Financial Instruments in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.
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

	September 30, 2025
Change in Interest Rates (basis points)	% Change in Net Interest Income (1)	% Change in Fair Value of Equity (1)
+400	15.7%	(7.8)%
+300	11.9	(5.3)
+200	8.1	(3.0)
+100	4.1	(1.2)
Base
-100	(4.5)	0.7
-200	(6.9)	1.0
-300	(8.2)	1.5
-400	(8.5)	2.8
______________________
(1)Rates and model assumptions were as of September 30, 2025, and therefore did not reflect the Federal Reserve’s 25-basis-point rate reduction on October 29, 2025.
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
The FRB sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. On September 17, 2025, and on October 29, 2025, the Federal Reserve reduced the federal funds target rate range by 25 basis points each, to a range of 3.75% to 4.00%, decreasing the federal funds target range a total of 150 basis points from its recent cycle high set in mid-2023.
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 13 — Commitments and Contingencies - Loss Contingencies in the condensed notes to consolidated financial statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a)    Not applicable.
(b)    Not applicable.
(c)    In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
There were a total of 265,248 shares of stock repurchased during the quarter ended September 30, 2025.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period(1)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	265,248	35.85	265,248	40,490
Total	265,248	35.85	265,248	40,490
____________________________
(1)Includes broker commissions and applicable excise taxes.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	November 5, 2025	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 5, 2025	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer