Form 10-K
period 2025-12-31
Origin Bancorp, Inc.
filed 2026-02-25
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1.06 billion as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,983,713 shares of Common Stock, par value $5.00 per share, were issued and outstanding as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Origin Bancorp, Inc. to be held on April 22, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

ORIGIN BANCORP, INC.
FORM 10-K
DECEMBER 31, 2025

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
•natural disasters and adverse weather events (including hurricanes), acts of terrorism, an outbreak of hostilities, (including the impacts related to or resulting from Russia’s military action in Ukraine, and the continued unrest in the Middle East, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environments), regional or national protests and civil unrest (including any resulting branch closures or property damage), widespread illness or public health outbreaks or other international or domestic calamities, and other matters beyond our control;
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
•risks related to sustainability strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
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
Origin Bancorp, Inc. is a financial holding company headquartered in Ruston, Louisiana. Our wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently operates more than 56 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. In addition, we provide a broad range of insurance agency products and services through our wholly owned insurance agency subsidiary, Forth Insurance, LLC. At December 31, 2025, we had total assets of $9.72 billion, total loans held for investment (“LHFI”) of $7.67 billion, total deposits of $8.31 billion and total stockholders’ equity of $1.25 billion.
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the stock symbol “OBK”.
We are committed to building unique client experiences through a strong culture, experienced leadership team and a focus on delivering unmatched customer service throughout Texas, Louisiana, Mississippi, South Alabama and the Florida Panhandle. Our success has been based on (1) a talented team of relationship bankers, executives and directors; (2) a diverse footprint with stable and growth-oriented markets; (3) differentiated and customized delivery and service; (4) our core deposit franchise and (5) an ability to significantly leverage our infrastructure and technology.

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

We believe we have an attractive mix of loans and deposits. At December 31, 2025, our LHFI portfolio was comprised of 32.8% commercial and industrial loans including mortgage warehouse loans, and 40.9% commercial real estate loans, including construction/land/land development loans. Our commercial real estate loans are 39.8% owner-occupied and 60.2% non-owner-occupied. At December 31, 2025, approximately 23.8% of our deposits were noninterest-bearing demand deposits.
In January 2025, we announced Optimize Origin, which is an initiative to drive elite financial performance and enhance our award-winning culture built on three primary pillars:
•Productivity, Delivery & Efficiency
•Balance Sheet Optimization
•Culture & Employee Engagement
This initiative established an initial near term target of greater than a 1% ROAA run rate by the fourth quarter of 2025 and an ultimate target of top quartile ROAA, surpassed in part by branch consolidations, headcount reductions, securities optimization, capital optimization, and cash/liquidity management. We believe the actions we have taken through December 31, 2025, in furtherance of our Optimize Origin initiative have driven or will drive earnings improvement of approximately $37.2 million annually on a pre-tax basis. As a result, we exceeded our original goal in delivering a ROAA run rate of 1.19% for the fourth quarter of 2025. Looking ahead to 2026, our goal is to achieve an ROAA run rate of 1.15% or higher by the fourth quarter of 2026.
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
The North Louisiana markets offer a stable economic climate with lower costs associated with deposit gathering and our operational platform. Our footprint in Mississippi comprises areas of significant commercial investment and additional growth opportunities. In 2024, we entered our Southeast market, consisting of South Alabama and the Florida Panhandle, with two banking locations staffed with experienced relationship bankers and their support personnel. The Southeast market is supported by strong economic growth, a skilled workforce, and strong defense industry presence, along with expanding infrastructure. We believe all of our markets provide favorable business climates and continued opportunity for growth, and now with our expansion into Southern Alabama and the Florida Panhandle, we have further grown our presence across the lower half of the United States.
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

Lending Activities
We originate loans secured by single and multifamily real estate, residential construction and commercial buildings. In addition, we make loans to small and mid-sized businesses, as well as to consumers for a variety of purposes. Our loan portfolio at the dates indicated was comprised as follows:

(Dollars in thousands)	December 31,
Real estate:	2025	2024
Owner-occupied commercial real estate	$1,004,801	$975,947
Non-owner-occupied commercial real estate	1,519,104	1,501,484
Total commercial real estate	2,523,905	2,477,431
Construction/land/land development	611,220	864,011
Residential real estate	1,997,760	1,857,589
Total real estate	5,132,885	5,199,031
Commercial and industrial	1,989,218	2,002,634
Mortgage warehouse lines of credit	528,781	349,081
Consumer loans	20,033	22,967
Total LHFI	$7,670,917	$7,573,713
Commercial Real Estate Loans and Construction/Land/Land Development Loans. We primarily originate commercial real estate loans and construction/land/land development loans that are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over 20 to 30 years, with balloon payments typically due at the end of five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary, secondary, and tertiary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry-specific trends and collateral. Commercial real estate loans have contributed interest income of $143.0 million, $146.5 million and $135.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, while construction/land/land development loans have contributed interest income of $48.7 million, $73.9 million and $69.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Consumer Loans and Residential Real Estate Loans. Our consumer loan portfolio is primarily composed of secured and unsecured loans that we originate. The largest component of our consumer loan portfolio is for residential real estate purposes. We originate one-to-four family residential mortgage loans generally secured by property located in our primary market areas. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio. Consumer loans also include closed-end second mortgages, home equity lines of credit and our mortgage loans held for sale. Consumer and residential real estate loans have contributed interest income of $112.3 million, $100.6 million and $83.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Commercial and industrial loans have contributed interest income of $144.8 million, $163.9 million and $155.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Mortgage Warehouse Loans. Mortgage warehouse loans are extended to mortgage companies and secured by loan participations in mortgages that are typically sold within 15 to 25 days. The loans are underwritten by the approved mortgage company using agency or investor guidelines. The loans are then committed to a secondary market investor and are primarily made up of agency-eligible conventional loans (Fannie Mae, Freddie Mac), government loans (Federal Housing Administration (“FHA”) loans, Veterans Administration loans, U.S. Department of Agriculture Rural Housing Development loans) and qualified jumbo loans. Mortgage warehouse loans have contributed interest income of $28.4 million, $31.6 million and $21.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Lending Policies. We have established common documentation requirements and policies for each type of loan. We have also established a corporate loan committee with authority to approve loans up to the legal lending limit of Origin Bank. During 2025, credit relationships of $8.0 million or greater were generally presented to the corporate loan committee for approval or ratification of approval prior to committing to the loan. In October 2025, this amount increased to $10.0 million. The corporate loan committee meets weekly and on an ad hoc basis as needed.
Origin Bank’s board of directors reviews our lending policies and procedures at least annually. In addition, there are legal restrictions on the maximum amount of loans available for each lending relationship. Origin Bank is subject to certain legal lending limits under the Louisiana Banking Law and Federal Reserve Regulation O. At December 31, 2025, we had established a general in-house lending limit ranging between $30.0 million and $35.0 million to any one borrower, excluding mortgage warehouse lines of credit, based upon our internal risk rating of the relationship. Due to multiple sources of repayment, mortgage warehouse lines of credit have a general in-house lending limit ranging between $75.0 million and $100.0 million to any one borrower.
Deposits and Other Sources of Funds
An important aspect of our business franchise is the ability to gather deposits. At December 31, 2025, we held $8.31 billion of total deposits and have grown deposits at a compound annual growth rate of 16.4% since December 31, 2003. At December 31, 2025, 95.0% of our total deposits were core deposits (defined as total deposits excluding time deposits greater than $250,000, brokered and Certificate of Deposit Account Registry Service deposits). We offer a wide range of deposit services, including checking, savings, money market accounts and time deposits. We obtain most of our deposits from individuals, small businesses and municipalities in our market areas. At December 31, 2025, 56.9% of our deposits were business deposits, 31.3% were consumer deposits and 11.8% were public fund deposits. We employ a deposit-focused sales force of business development bankers who have extensive contacts and connections with targeted clients and centers of influence throughout our communities. We also have access to secondary sources of funding, including advances from the Federal Home Loan Bank of Dallas, borrowings at the Federal Reserve Discount Window, brokered deposits and other borrowings.

Mortgage Banking
We are also engaged in the residential mortgage banking business, which primarily generates income from the sale of mortgage loans. We originate residential mortgage loans in our markets as a service to our existing customers and as a way to develop relationships with new customers in order to support our core banking strategy. Revenue from our mortgage banking activities was $3.7 million, $6.6 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. In early 2024, we sold substantially all of our mortgage servicing rights (“MSR”) asset and recorded a $410,000 gain on the sale. In 2025, as part of our Optimize Origin initiative, we restructured the manner in which we deliver residential mortgage loans that are sold in the secondary market in order to reduce financial volatility and balance sheet risk, which was achieved through a correspondent relationship with a third-party mortgage company.
Insurance
We offer a wide variety of commercial and personal property and casualty insurance products through our wholly-owned insurance agency subsidiary, Forth Insurance. With decades of collective experience in the insurance industry and over 130 experienced professionals, our agency has primary operating locations across Louisiana, with additional offices in Dallas, Texas. Forth Insurance also has the licensed ability to provide insurance products in other states across the United States. Insurance commission and fee income was $27.1 million, $26.8 million and $25.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Other Banking Services
Given customer demand for increased convenience and account access, we offer a wide range of products and services, including 24-hour internet banking and voice response information, mobile applications, cash management, business credit cards, overdraft protection, direct deposit, safe deposit boxes, automatic account transfers, peer-to-peer electronic pay solutions, including Zelle for small businesses and personal financial management solutions.
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

Human Capital Management
At December 31, 2025, we had 988 full-time equivalent employees, who benefit from a variety of initiatives designed to retain, grow, and develop them in becoming the best versions of themselves. At Origin, our culture has always been the foundation of our success. We work to define our culture in everything we do. It is in our attitudes, our desire to help others, our core values; it is in our interactions with our customers and communities. Culture is the soul of who we are as a company, and it starts with our employees.
Social Impact
Our Purpose: To enrich the lives of the people in our community. True commitment extends beyond the banking center. Making a difference for our customers starts with setting an example through our own actions. Each member of our Origin team brings their own personal experiences and interests to inform the service they provide. In return, we learn from our customers and use this new understanding to go out and improve the places we call home.
Health & Wellness
We provide competitive compensation and benefits in order to attract and retain top talent. In addition to base pay and stock awards, we have several incentive programs designed to link performance to pay and drive results towards the achievement of overall corporate goals.
We offer robust health, wellness and financial benefits as detailed below:
•Comprehensive medical benefits with $0 cost options for employees
•Competitive ancillary benefits, such as dental, vision, critical illness, legal and identity theft coverage
•Generous paid time off (“PTO”) policy
•Company-paid short and long-term disability and life insurance
•Flexible spending accounts for both healthcare and dependent care
•Health savings accounts with Company contributions
•401(k) retirement savings program with Company match, along with free access to financial advisors to assist with retirement planning
•Employee Stock Purchase Program
•Paid parental leave
•Employee Assistance Program, which offers counseling and mental wellness appointments at no cost to the employee
We continue to expand our holistic wellness offerings through programs such as DreamManager, Health & Wellness coaching, financial wellness initiatives, and Project Enrich, all designed to support employees’ physical, emotional, and financial well-being. Our dedicated health and safety program provides ongoing training and resources to maintain a safe workplace and reinforce our commitment to mental, emotional and physical well-being. A full-time National Board Certified Health & Wellness Coach (‘NBC-HWC’) leads our wellness initiatives, providing regular education and individualized coaching. In 2025, approximately 10% of employees engaged in one-on-one coaching to support their personal health goals.
Employee Engagement & Feedback
Attracting, developing and retaining talented employees is critical to our success and is an integral part of our human capital strategy. Employee feedback is highly valued at Origin and employees provide anonymous input through multiple engagement surveys each year, facilitated by Microsoft Viva Glint (“Glint”), a platform designed to strengthen engagement, development, and organizational performance. Origin continues to rank within the top tier of Glint’s global customer base for employee engagement. We receive hundreds of written comments from each survey that in turn are used to improve processes, policies and programs in an effort to show tangible affirmation of those comments.

“The Origin Insider,” our monthly meeting series launched during the pandemic, continues to offer employees deeper insight into Bank operations, leadership perspectives, and topics that support personal and professional well-being.
Our Dream Manager® program assists our employees in meeting their own personal and professional goals in addition to helping them improve physically, emotionally, intellectually and spiritually. Over 350 employees have participated in this program since 2019. We also offer a nationally-recognized financial wellness program (SmartDollar) that is designed to assist our employees in becoming debt-free and in saving money for emergencies and retirement, empowering them to become better financially prepared for their future, which during 2025 had a participation rate over 43%. Due to our adoption rate, we won a national award in 2021 from the Dave Ramsey Foundation called the “Vision” award.
Talent Development
We have enhanced our culture and talent management function by implementing a Human Capital Management (“HCM”) program. We make significant investments in formal development programs to build our talent pipeline. Talent development at Origin begins with our comprehensive recruitment program and continues throughout the employee life cycle. We recognize that our success is highly dependent on our ability to attract, retain and develop our people. To foster this development, the Company engages in annual succession planning focused on building a strong, diverse talent pipeline.
We conduct regular succession assessments and performance reviews, supported by individualized development plans that guide employees in achieving career goals. Our Giving Interns Valuable Experience (“G.I.V.E.”) program was launched in 2021 and since that time, we have welcomed a diverse group of 83 interns from 31 different universities. Over 39% of interns have been minorities.
We provide our employees and their families access to a platform called “Right Now Media at Work,” which has thousands of streaming videos dedicated to both personal and professional development. This tool is designed to enhance work, life and leadership skills and is used for team building and individual development plans. In addition, employees can access a variety of personal care topics such as finances, relationships and mental health.
We utilize assessment tools such as Predictive Index to ensure employees are placed in jobs which best suit their skills and personalities. We also use these insights for team building by teaching employees how to better understand and communicate with each other based on their profile.
We believe it is critical to support our employees in their career development goals, and we provide various paths to assist employees in their development. We strive to promote from within when possible, so most open positions are posted internally before we begin looking externally to hire. This allows us to provide more growth opportunities for current employees. In addition, all employees have access to the Origin Career Center, which provides multiple resources to assist employees in identifying their career path goals and what steps need to be taken to enhance their promotional opportunities. Our Career Manager program offers young professionals one-on-one time with senior leaders to accelerate their understanding of the business of banking. Our formal mentorship program provides structured guidance from experienced leaders, supporting employees as they prepare for future roles.
We provide advanced development for next-generation leaders via our formal Leadership programs, the Origin Leadership Academy and the Emerging Leaders Council, which provide structured training and collaboration with other aspiring leaders throughout the organization. The Origin Leadership Academy is a two-year program designed to prepare participants to move into executive roles as part of our succession planning. Participants are chosen by senior management. The Emerging Leaders Council is a one-year program designed to train and develop rising leaders in our organization. Both programs feature interactive team building activities, group projects and in-depth leadership training.
Belonging At Origin
Inclusion is vital to Origin. We are committed to providing equal employment opportunities with regards to recruiting, compensation, performance and promotion decisions without discriminating on the basis of gender, sexual orientation, age, family status, ethnic origin, nationality, disability, race, color, religious belief or any other legally protected characteristics.

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
One of our core values is genuine respect for yourself and others. This value is an essential component of our culture and is demonstrated by the way we conduct business, foster individual and team enrichment, and participate in our communities. We believe it is only with an inclusive workplace that the organization can truly perform at its best, carry out its vision and make a difference in the communities we serve. Our Diversity Council consists of diverse employees that collectively advance our belonging efforts in a way that makes a difference within our workplace and in the communities we serve. We remain committed to ensuring all employees have equitable opportunities to grow, contribute, and be recognized for their performance.
We actively support and celebrate cultural events throughout the year. We are focused on creating an inclusive and high-performance culture through our education workshops, which include topics like Understanding, Recognizing and Interrupting Biases and Advancing Allyship. In 2025, we expanded these offerings with additional learning modules designed to deepen cultural competency and strengthen inclusive leadership behaviors.
Our team members form authentic relationships with those around them based on mutual respect, dignity and understanding. The Company has non-discrimination and antiharassment policies as outlined in our employee handbook. These policies drive a workplace and workforce that embraces the highest ethical and moral standards.
None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Community & Volunteerism
One of our core values is individual and corporate commitment to our communities. For Origin, this means more than fancy words that are written to impress our stakeholders.
Since our inception, we have been deeply committed to building relationships and making a difference in our local communities. Investing in people, communities and local businesses is part of our mission. We strive to understand their needs and how we can help them attain their goals and improve the quality of lives throughout our five state footprint.
Additionally, our Project Enrich program provides employees with up to twenty hours of paid time off per year to volunteer in the communities we serve. In 2025, the employees of Origin volunteered 4,473 hours during working hours, not including 1,273 hours of personal time outside of working hours. Participation in Project Enrich reached 76% of employees in 2025, reflecting strong engagement across the organization. Since its launch in 2013, Project Enrich has facilitated 29,675 total volunteer hours through December 31, 2025 - demonstrating our long-standing commitment to community and volunteerism. In addition to volunteerism, we continue to support community needs through targeted financial contributions, including initiatives that strengthen local schools and expand access to essential resources.
Over the past several years, Origin Bank has been honored to be recognized for our commitment to our communities and our customers, including:
•United Way Circle of Honor and Gold Award
•Volunteer Louisiana Champion of Service
•Spirit of Giving Award
•Boys and Girls Club
•State of Louisiana Distinguished Partner in Education
•Best of the Delta

Origin has a responsibility under the Community Reinvestment Act (“CRA”) to help meet the credit needs of its communities. We believe that helping to meet these needs is necessary for the continued growth and vitality of our communities. Our current community investment strategy includes lending, broadening digital access, and increasing financial literacy programs. Through strategic nonprofit partnerships, inspiring volunteer experiences, and philanthropy, our corporate responsibility efforts are focused on creating a better world. Building on over 100 years of working in our community, Origin offers unique opportunities for collective action, enhancing existing giving and volunteer initiatives with the Origin community.
As part of Origin’s ongoing commitment to expanding financial education, we launched a targeted digital campaign in 2024, continuing through 2025, that leverages paid social media and an Always-On Paid Search strategy. These efforts are designed to increase visibility and access to the bank’s online financial education resources for both consumers and small businesses. Highlights include:
•The consumer-focused program generated 3,993,260 impressions with a Click-Through Rate (“CTR”) of 0.55%, more than double the industry benchmark of 0.22%.
•The small business program achieved 952,140 impressions and a CTR of 0.60%, also exceeding the benchmark.
•Since launch, our financial education blogs have received 20,130 sessions, a 1,292% increase in traffic compared to pre-campaign levels.
These results demonstrate the effectiveness of our digital strategy in expanding financial literacy and increasing access to trusted educational content across our communities, underscoring our commitment to delivering accessible, high-quality financial education and strengthening the capacity of individuals and small businesses to make informed, responsible financial decisions.
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
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Origin Bank is well-capitalized under applicable regulatory standards as of December 31, 2025, and Origin Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.

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
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits banking organizations from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which banking organizations may continue to engage and requires us to maintain a compliance program. Banking organizations, such as us, with $10 billion or less in total consolidated assets and with total trading assets and liabilities of less than 5% of total consolidated assets are exempt from the Volcker Rule. At December 31, 2025, we had total consolidated assets of $9.72 billion.
Based on the Company’s current activities, we do not currently expect that the Volcker Rule will have a material effect on our businesses or revenue after exceeding $10 billion, although it may prevent us from engaging in certain new activities or increase the compliance cost of new activities.
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Origin Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. Proposed rules were issued in 2011, 2016 and 2024, but as of December 31, 2025, these rules have not been implemented. For banks between $1 to $50 billion, the proposed rules would prohibit certain types of incentive compensation that the agencies deem as encouraging inappropriate risks, require adherence to principles of balancing risk and reward, required effective risk management over incentive compensation and enhance oversight and recordkeeping. Further, the capital conservation buffer (described below under Capital Requirements) limits discretionary bonus payments to bank executives if the institution’s regulatory capital ratios failed to exceed certain thresholds. We and Origin Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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

We and Origin Bank are subject to the following risk-based capital ratios: a Common Equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated indebtedness and a limited amount of credit loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, the capital rules required a capital conservation buffer of 2.5%, comprised of CET1, above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
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
Throughout and as of December 31, 2025, the Company’s and Origin Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Origin Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026. Please see Note 18 — Capital and Regulatory Matters in the notes to the consolidated financial statements for consolidated capital ratios of the Company and Origin Bank as of December 31, 2025.
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

Regulation of the Bank
Origin Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the OFI. As a member bank of the Federal Reserve System, Origin Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. Effective January 1, 2026, the annual dividend rate for member banks with $13.182 billion or less in total assets is fixed at 6%, which currently applies to us. However, the annual dividend rate for member banks with total assets in excess of $13.182 billion, is based on a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
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
The Federal Financial Crimes Enforcement Network (“FinCEN”) has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years. On June 30, 2021, FinCEN published the first set of “national Anti-Money Laundering (“AML”) priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cyber-crime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.
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

Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when commercial real estate loan concentrations exceed either:
•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and nonowner-occupied, nonfarm nonresidential properties and loans for construction, land development, and other land (excluding loans secured by farmland) of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in commercial real estate loans or has significant concentrations of commercial real estate secured by a particular property type. We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both consumer and commercial clients. We believe our long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. As of December 31, 2025, our commercial real estate loan concentrations were below the Guidance thresholds discussed above.
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
On October 25, 2023, the Federal Reserve proposed to lower the maximum interchange fee that a non-exempt issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The Federal Reserve extended the comment period for its proposed changes to its debit card interchange fee rule until May 12, 2024, and at December 31, 2025, the proposal is still under review. At December 31, 2025, we had total consolidated assets of $9.72 billion. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations.
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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would have substantially altered the methodology for assessing compliance with the CRA. However, court challenges prevented the 2023 final rule from becoming effective, and on July 16, 2025, the OCC, Federal Reserve and FDIC issued a joint proposal to rescind the 2023 CRA final rule. The ultimate scope and timing of any changes to the CRA regulations remains uncertain.
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
Mortgage Regulation
The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. Effective in 2021, the CFPB replaced the previous debt-to-income limitations with a revised General QM definition, which is based on the relationship of the loan’s annual percentage rate to the average prime offer rate.
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
Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully after the summary, and risks include, but are not limited to, the following:
•Current uncertain economic conditions (both domestic and international) and increased geopolitical risks pose challenges, and could adversely affect our business, financial condition and results of operations;
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
•Risks related to sustainability strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
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
Risks Related to Our Business
Current uncertain economic conditions and increased geopolitical risks pose challenges, and could adversely affect our business, financial condition and results of operations.
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
•inflationary pressures remained elevated throughout 2024 and 2025, and may continue into 2026;
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
The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including uncertainty surrounding the impact of the United States’ involvement in the Venezuelan government, the ongoing wars in the Ukraine and the Middle East, which have increased volatility in commodity and energy prices, created supply chain issues and caused instability in financial markets, all of which may continue or worsen in the future. Sanctions imposed by the United States and other countries in response to such conflicts could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action, or continued unpredictable and unstable market conditions.
Changes in interest rates could have an adverse impact on our results of operations and financial condition.
Significant increases or decreases in market interest rates, or the perception that such a change may occur, could adversely affect our business. In response to growing signs of inflation, the Federal Reserve rapidly increased interest rates during 2022 and 2023 and took further actions to mitigate inflationary pressures. These interest rate changes had a number of negative effects on our business, including reducing the value of our securities portfolio, increasing our interest rate expense, and decreasing demand for new loans, particularly residential mortgages. The Federal Reserve began reducing interest rates in 2024, but the future direction of interest rate changes remain unclear as inflation remains above target. Future rapid changes in interest rates, in either direction, may make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, or having other adverse impacts on our business. Decreases in interest rates, such as those that occurred in 2024 and 2025, could result in an acceleration of loan prepayments. Increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.
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
Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in the same period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Changes in market values of investment securities classified as available for sale are impacted by changes in interest rates and can negatively impact our other comprehensive (loss) income and equity levels through accumulated other comprehensive (loss) income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position.

Additionally, future increases in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Moreover, the practices we have implemented that are intended to reduce the potential effects of changes in interest rates on our net interest income may not be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.
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
Inflation rose over the last several years to levels not seen for over 40 years. Inflationary pressures may continue in 2026. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. While the Federal Reserve began cutting interest rates in late 2024, current market interest rates remain higher than interest rates as of early 2022. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
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
Real estate values in our markets have experienced periods of fluctuation over the last several years, and the market value of real estate can fluctuate significantly in a short period of time. At December 31, 2025, $5.13 billion, or 66.9%, of our total LHFI was comprised of loans with real estate as a primary component of collateral. We also make loans secured by real estate as a supplemental source of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan credit losses, which could have an adverse effect on our business, financial condition and results of operations.
The geographic concentration of our markets in Texas, Louisiana, Mississippi, Alabama and Florida makes us more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
Unlike larger financial institutions that are more geographically diversified, we are a regional bank concentrated in the Interstate 20 corridor between the Dallas/Fort Worth metropolitan area, East Texas, North Louisiana and Jackson, Mississippi, as well as in Houston, Texas and Oxford, Mississippi. In 2024, we expanded our presence into Mobile, Alabama and Fort Walton Beach, Florida. At December 31, 2025, 64.7% of our total real estate loans (by dollar amount), excluding mortgage warehouse lines of credit, were made to borrowers who reside or conduct business in Texas, 15.4% attributable to Louisiana and 9.1% attributable, in total, to Mississippi, Mobile, Alabama and Fort Walton Beach, Florida and majority of our real estate loans are secured by properties located in these states. A deterioration in local economic conditions or in the residential or commercial real estate markets could have an adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted. Some of our larger competitors that are more geographically diverse may be better able to manage and mitigate risks posed by adverse conditions impacting only local or regional markets.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. At December 31, 2025, our non-owner-occupied commercial real estate loans totaled $1.52 billion, or 19.8%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan credit losses, which would reduce our profitability, and could materially adversely affect our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses.
At December 31, 2025, approximately $1.99 billion, or 25.9%, of our total loans were commercial and industrial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and many are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our loan portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. At December 31, 2025, the size of our average loan held for investment was approximately $648,000. Further, at December 31, 2025, our 20 largest borrowing relationships, excluding mortgage loans held for sale, represented 12.1% of our outstanding loan portfolio, and 10.5% of our total commitments to extend credit. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. If any of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan credit losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

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
As described in Part II, Item 9A — Controls and Procedures of Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 26, 2025, we identified a material weakness in our internal controls over financial reporting relating to controls over employees’ ability to initiate certain manual transfers between deposit accounts. A material weakness, as defined by the SEC rules, is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2024, we implemented remediation actions to address the material weakness in our internal controls and, as of December 31, 2024, this material weakness had been deemed remediated.
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

It is difficult or impossible to defend against every risk being posed by changing technologies or criminals’ intent on committing cyber-crime. Our controls and protections and those of our vendors could prove inadequate. In the last few years, there have been an increasing number of cyber incidents and cyber criminals continue to increase their sophistication, including several well-publicized cyber-attacks that targeted other companies in the United States, including financial services companies much larger than us. The sophistication of these incidents has also increased, and is expected to increase further, as cyber criminals utilize artificial intelligence and related emerging technologies. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of our own. Further, the probability of a successful cyber-attack against us or one of our third-party services providers cannot be predicted, and in some cases, prevented.
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
Our business is susceptible to fraud.
The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress, the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected litigation expense, other costs and loan losses that exceed those that have been provided for in the allowance for credit losses. In addition, the use of artificial intelligence and other emerging technologies by those committing fraud against the Company and its customers may increase the likelihood that such attempts at fraud are successful and decrease the likelihood of, or delay, the detection of fraud.
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
As of December 31, 2025, our total assets were $9.72 billion. In addition to our current regulatory requirements, banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to limits on debit interchange fees pursuant to Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment; eligible for potentially a smaller dividend on holdings of Federal Reserve Bank stock; subject to the Volcker Rule’s limitations on proprietary trading and investments or sponsorship in covered funds; subject to the large bank assessment methodology for calculating FDIC insurance premiums; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, or the incurrence of other significant expenses, among other things, any of which could have a significant adverse effect on our business, financial condition or results of operations. Our regulators may also consider our preparation for compliance with these regulatory requirements in the course of examining our operations generally or when considering any request from us or the Bank. Although the CFPB’s level of activity has been significantly reduced, the scope of its future activities remains subject to ongoing litigation, and it is unclear what regulatory role the CFPB would play if our total assets were to exceed $10 billion.
We will become subject to reduced debit interchange income and could face related adverse business consequences if our total assets grow in excess of $10 billion as of December 31 of any calendar year.
Debit card interchange fee restrictions set forth in the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that a debit card issuer may receive per transaction. Debit card issuers with total consolidated assets of less than $10 billion are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year end. At December 31, 2025, we had total consolidated assets of $9.72 billion. Any reduction in interchange income as a result of the loss of the exemption for small issuers under the Durbin Amendment could have a significant adverse effect on our business, financial condition and results of operations. Our interchange fees for the year ended December 31, 2025, were $8.5 million. Although the Durbin Amendment’s restrictions on debit interchange fees currently remain in place, they are subject to ongoing litigation.
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
The markets in which we operate are susceptible to natural disasters, adverse weather and climate change effects, which could result in a disruption of our operations and increases in loan losses.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, stablecoins, blockchain and other distributed ledger technologies) and an established and growing demand for mobile and other phone and computer banking applications. The effective use of technology increases efficiency and enables financial institutions to reduce costs as well as service our customers better. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses and have increased competition in these businesses. This trend is expected to continue for the foreseeable future. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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
We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed rate loan assets. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent the fair value gain in the derivative is not collateralized. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.
At December 31, 2025, the fair value of our portfolio of available for sale investment securities was approximately $1.12 billion, which included a net unrealized loss of approximately $68.9 million, before taxes. The unrealized loss resulted from the decline in fair value of our available for sale investment securities portfolio, which primarily reflected increases in market interest rates during 2022 and early 2023. While the Company recorded net unrealized gains in subsequent periods following decreases in market interest rates from prior levels, the available for sale securities portfolio remained in a net unrealized loss position at December 31, 2025. The unrealized loss negatively impacted total stockholders’ equity. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause an increase in the amount of the allowance for credit losses as it pertains to available for sale or held-to-maturity debt securities, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining if a security has a credit loss often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.
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
We and certain of our directors, officers and subsidiaries are named from time to time as defendants in litigation and are the subject of investigations and other proceedings relating to our business and activities, including, during 2024 and continuing into 2025, proceedings relating to the questioned banker activity discussed in detail in Part II, Item 8, Note 19 — Commitments and Contingencies under Loss Contingencies. Past, present and future litigation has included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental, law enforcement and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions, amendments and/or restatements of our SEC filings and/or financial statements, determinations of material weaknesses in our disclosure controls and procedures or other relief. Substantial legal liability or significant regulatory action against us, as well as matters in which we are involved that are ultimately determined in our favor, could materially adversely affect our business, financial condition or results of operations, cause significant reputational harm to our business, divert management attention from the operation of our business and/or result in additional litigation.
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
Increased regulatory capital requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If Origin Bank does not meet minimum capital requirements, it will be subject to prompt corrective action by the Federal Reserve. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Federal Reserve regulations do not permit dividends unless our consolidated capital levels exceed certain higher levels applying capital conservation buffers. Failure to exceed the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. In addition, the Federal Reserve has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and share repurchases under certain circumstances including where the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to consult with the Federal Reserve sufficiently in advance of the proposed payment of a dividend in certain circumstances. Even if we meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital.
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
The deposits of Origin Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized these powers during the 2008 Global Financial Crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund and again in response to the 2023 high-profile bank failures. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Origin’s information security program is designed to protect the security, availability, integrity, and confidentiality of our computer systems, networks, and software and information assets, including client and other sensitive data. The program is comprised of policies, guidelines, and procedures, which are intended to align with regulatory guidance, and common industry practices. Assessing, identifying, mitigating, and managing cybersecurity related risks are integrated into our overall enterprise risk management process.

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
Additionally, we regularly provide employees with information security awareness training, covering the recognition and appropriate handling of potential phishing emails, which can introduce malware to a company’s network, result in the theft of user credentials and, ultimately, place client or employee data, or other sensitive company data, at risk. Origin employs a number of technical controls to mitigate the risk of phishing emails. We regularly test employees to determine their susceptibility to phishing test emails. We require susceptible employees to take additional training and provide regular reports to management. We additionally maintain procedures for safe storage and handling and secure disposal of sensitive information.
Before engaging third-party service providers, we perform due diligence in order to identify and evaluate their cyber risks. This process is led by the Operational Risk Management team and includes participation of our Information Technology and Information Security teams. Risk assessments are performed using Service Organization Controls (“SOC”) reports and other tools. Third party service providers processing sensitive client data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cyber security threats and unauthorized access to the sensitive data. After contract executions, third-party service providers undergo ongoing monitoring to ensure they continue to maintain internal controls and protocols designed to manage cybersecurity risk to systems, assets, data, and capabilities.
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
Our ISO is responsible for the Company’s information security program. Our ISO holds a degree in Computer Information Systems and is a graduate of Louisiana Tech University. He possesses over 18 years of experience in diverse technology and information security roles within the financial services sector, with five years’ experience in the ISO role. In this role, the ISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The ISO is a member of our Risk Management group and reports to our Chief Risk Officer, who in turn reports to our President and CEO. The ISO attends Risk Committee meetings to review the Company’s material cybersecurity developments and risks, and otherwise periodically provides relevant cybersecurity updates to the Risk Committee, as appropriate.
Item 2.    Properties
At December 31, 2025, our executive offices and those of Origin Bank were located at 500 South Service Road East, Ruston, Louisiana 71270 and we operated through over 56 locations in Texas, Louisiana, Mississippi, South Alabama, and the Florida Panhandle, including loan production offices. At December 31, 2025, we had 17 banking centers in North Louisiana, 11 banking centers in the Dallas-Fort Worth metroplex area, nine banking centers in East Texas, 11 banking centers in the Houston metroplex, six banking centers in the Ridgeland, Mississippi area, and one banking center each in South Alabama and the Florida Panhandle. At December 31, 2025, Origin Bank owned its main office building and 29 of its banking centers, as well as a controlling interest in its operations center. The remaining facilities were occupied under lease agreements, the terms of which range from month to month to 28 years. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.
At December 31, 2025, our insurance agency operated through 13 office locations primarily located in Louisiana. One location is owned directly by the insurance agency, five are shared locations owned or leased by Origin, and seven are leased by the insurance agency.
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
Not applicable

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “OBK”. Our common stock began trading on the Nasdaq Global Select Market on May 9, 2018, and we transferred the listing of our common stock to the New York Stock Exchange on May 22, 2023. Prior to May 9, 2018, there was no public trading market for our common stock.
At February 17, 2026, there were approximately 15,584 holders of record of our common stock as reported by our transfer agent.
We intend to pay quarterly cash dividends on our common stock, subject to approval by our board of directors. Although we expect to pay dividends according to our dividend policy, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account our earnings, capital requirements, financial condition and any other relevant factors. The primary source for dividends paid to stockholders are dividends or capital distributions paid to the Company from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our stock or the amount of any such dividends. See “Item 1. Business - Regulation and Supervision” above and see Note 18 — Capital and Regulatory Matters contained in Part II, Item 8 of this report.
Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total stockholder return for the Nasdaq Composite Index and the Nasdaq OMX ABA Community Bank TR index (collectively the “Indices”) for the period beginning on December 31, 2020, through December 31, 2025. Our stock was previously traded on Nasdaq under the symbol “OBNK” and is currently listed on the New York Stock Exchange under the symbol “OBK”. The following reflects index values as of close of trading, assumes $100.00 invested on December 31, 2020, in our common stock, and the Indices and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.
After careful consideration of industry, average asset size, market capitalization, constituents within the indices, and overall comparability to our compensation peer group, we have determined the most comparable index is represented by the Nasdaq OMX ABA Community Bank TR Index.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Origin Bancorp, Inc.	$100.00	$156.44	$135.63	$133.95	$127.74	$146.71
Nasdaq Composite Index	100.00	121.39	81.21	116.47	149.83	180.33
Nasdaq OMX ABA Community Bank TR Index	100.00	135.01	123.95	121.58	140.11	147.23

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
In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
At December 31, 2025, there remained approximately $38.6 million of capacity under the stock repurchase program. The following table summarizes the Company’s stock repurchase activity for the year ended December 31, 2025.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period(1)
Total first quarter 2025	—	$—	—	$—
Total second quarter 2025(2)	136,399	32.13	136,399	45,618
Total third quarter 2025	265,248	35.85	401,647	40,490
October 1 - 31, 2025	—	—	—	—
November 1 - 30, 2025	—	—	—	—
December 1 - 31, 2025	49,358	38.77	451,005	38,576
Total fourth quarter 2025	49,358	38.77	451,005	38,576
Total 2025	451,005	35.05	451,005	38,576
______________________
(1)Includes broker commissions and applicable excise taxes.
(2)Represents shares purchased under the July 2022 stock repurchase program and the approximate remaining dollar value that expired in July 2025.
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
Discussion in this Form 10-K includes results of operations and financial condition for 2025 and 2024 and year-over-year comparisons between 2025 and 2024. For discussion on results of operations and financial condition pertaining to 2024 and 2023 and year-over-year comparisons between 2024 and 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Our wholly-owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in our history is a culture committed to providing personalized, relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities we serve. We provide a broad range of financial services and currently has more than 56 locations from Dallas/Fort Worth, East Texas, Houston, across North Louisiana, Mississippi, South Alabama and into the Florida Panhandle. In addition, we provide a broad range of insurance agency products and services through our wholly owned insurance agency subsidiary, Forth Insurance, LLC. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
Results of Operations
The year ended December 31, 2025, was impacted by the Tricolor Holdings, LLC borrower fraud, which was first disclosed in our Current Report on Form 8-K filed on September 10, 2025 and discussed in subsequent filings. These items negatively impacted our diluted EPS of $2.40 by $0.77 for the year ended December 31, 2025.
The year ended December 31, 2024, was impacted by certain questioned activity involving a former banker which is explained in detail in the Company's 2024 Form 10-K filed with the SEC. These items negatively impacted our diluted EPS of $2.45 by $0.29 for the year ended December 31, 2024.
Our net income decreased $1.3 million, or 1.7%, to $75.2 million for the year ended December 31, 2025, from $76.5 million for the year ended December 31, 2024. On a diluted EPS basis, we reported $2.40 per share for the year ended December 31, 2025, compared to $2.45 per share for the year ended December 31, 2024.

Comparison of Results of Operations for the Years Ended December 31, 2025, 2024 and 2023

	At and for the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Net income	$75,197	$76,492	$83,800

Financial ratios:
ROAA(1)	0.77%	0.77%	0.84%
ROAE(1)	6.24	6.92	8.38

Capital ratio:
Book value per common share	$40.28	$36.71	$34.30
____________________________ (1)All average balances are calculated using average daily balances.
Net Interest Income and Net Interest Margin
Net interest income for the year ended December 31, 2025, was $331.0 million, an increase of $30.6 million, or 10.2%, compared to the year ended December 31, 2024. The expansion in net interest income was primarily due to a $57.2 million decrease in interest expense, partially offset by a $26.6 million decrease in total interest income during the year ended December 31, 2025, compared to year ended December 31, 2024.
The $57.2 million decrease in interest expense was mainly attributable to a $55.4 million reduction in interest expense on interest-bearing deposits. Lower interest rates contributed $38.8 million of the decrease, while lower average balances contributed $16.6 million. The rate-related decrease was driven primarily by money market deposits and interest-bearing demand deposits, which contributed $22.2 million and $11.2 million, respectively. The average rate on money market deposits declined 67-basis points to 3.39% for the year ended December 31, 2025, from 4.06% for the year ended December 31, 2024. The average rate on interest-bearing demand deposits decreased 59 basis points to 2.81% for the year ended December 31, 2025, from 3.40% for the year ended December 31, 2024. Lower average time deposit balances contributed $28.7 million to the decrease in interest expense, partially offset by a $14.3 million increase in interest expense resulting from higher average money market deposit balances. Average time deposit balances decreased by $577.2 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024, while average money market deposit balances increased by $351.1 million over the same period.
The $26.6 million decrease in interest income was mainly driven by a $39.1 million reduction in interest income on LHFI, partially offset by increases of $8.6 million and $4.1 million in interest income on investment securities and interest-earning balances in banks. Lower average balances and lower interest rates contributed $22.3 million and $16.9 million, respectively, to the total $39.1 million decrease in interest income on LHFI. The $333.2 million decrease in average construction/land/land development loans balances, and the 66-basis point decline in the average yield on construction and industrial loans contributed $23.8 million and $13.2 million to the total decrease in interest income on LHFI. The increase in interest income on investment securities was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy during the intervening period, in conjunction with our Optimize Origin initiative. The increase in interest income on interest-earning balances due from banks was primarily driven by a $152.1 million increase in average balances which generated a $7.9 million increase in interest income, partially offset by a $3.8 million decrease in interest income due to lower market interest rates.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. During 2025, the Federal Reserve reduced the federal funds target rate range three times, by a total of 75 basis points, to a range of 3.50% to 3.75%, bringing the total number of reductions to six for a cumulative decrease of 175 basis points from its recent cycle high set in mid-2023.

The NIM-FTE was 3.61% for the year ended December 31, 2025, a 39-basis point increase from 3.22% for the year ended December 31, 2024. The improvement was mainly driven by an expanding interest rate spread, as the 70-basis-point decline in the average rate on total interest-bearing liabilities exceeded the 18-basis-point decline in the yield on interest-earning assets for the year ended December 31, 2025, compared to the year ended December 31, 2024. The average rate on total interest-bearing liabilities for the year ended December 31, 2025, was 3.18%, compared to 3.88% for the year ended December 31, 2024. The average yield on total interest-earning assets for the year ended December 31, 2025, was 5.83%, compared to 6.01% for the year ended December 31, 2024.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the year ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025			2024			2023
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$2,457,523	$143,047	5.82%	$2,485,800	$146,507	5.89%	$2,404,530	$135,117	5.62%
Construction/land/land development	702,655	48,689	6.93	1,035,871	73,910	7.14	1,015,178	69,630	6.86
Residential real estate	1,969,247	110,770	5.62	1,799,963	98,732	5.49	1,629,589	81,964	5.03
Commercial and industrial	2,013,301	144,825	7.19	2,087,361	163,868	7.85	2,054,081	155,842	7.59
Mortgage warehouse lines of credit	412,030	28,380	6.89	420,665	31,587	7.51	314,079	21,476	6.84
Consumer	21,482	1,574	7.33	22,962	1,819	7.92	24,627	1,918	7.79
LHFI	7,576,238	477,285	6.30	7,852,622	516,423	6.58	7,442,084	465,947	6.26
Loans held for sale	6,114	407	6.66	13,306	858	6.45	18,055	868	4.81
Loans receivable	7,582,352	477,692	6.30	7,865,928	517,281	6.58	7,460,139	466,815	6.26
Investment securities-taxable	993,361	33,526	3.38	1,045,520	26,642	2.55	1,295,871	31,682	2.44
Investment securities-non-taxable	168,353	5,403	3.21	146,815	3,672	2.50	214,232	5,098	2.38
Non-marketable equity securities held in other financial institutions	53,534	2,683	5.01	62,579	2,417	3.86	67,956	3,408	5.01
Interest-earning deposits in banks	432,012	18,659	4.32	279,945	14,573	5.21	318,559	16,388	5.14
Total interest-earning assets	9,229,612	537,963	5.83	9,400,787	564,585	6.01	9,356,757	523,391	5.59
Noninterest-earning assets	540,655			557,803			584,263
Total assets	$9,770,267			$9,958,590			$9,941,020

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$5,504,214	$169,451	3.08%	$5,164,991	$191,620	3.71%	$4,725,929	$144,324	3.05%
Time deposits	867,764	30,016	3.46	1,444,954	63,253	4.38	1,398,734	52,133	3.73
Total interest-bearing deposits	6,371,978	199,467	3.13	6,609,945	254,873	3.86	6,124,663	196,457	3.21
FHLB advances & other borrowings	42,958	1,687	3.93	34,203	1,602	4.68	327,792	17,258	5.26
Subordinated indebtedness	86,310	5,816	6.74	161,232	7,744	4.80	198,856	10,119	5.09
Total interest-bearing liabilities	6,501,246	206,970	3.18	6,805,380	264,219	3.88	6,651,311	223,834	3.37
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,905,911			1,887,884			2,147,019
Other liabilities	158,518			159,676			142,786
Total liabilities	8,565,675			8,852,940			8,941,116
Stockholders’ Equity	1,204,592			1,105,650			999,904
Total liabilities and stockholders’ equity	$9,770,267			$9,958,590			$9,941,020
Net interest spread			2.65%			2.13%			2.22%
Net interest income and margin		$330,993	3.59		$300,366	3.20		$299,557	3.20
Net interest income and margin - (tax equivalent)(3)		$332,913	3.61		$302,405	3.22		$302,132	3.23
____________________________
(1)Nonaccrual loans are included in their respective loan category for the purpose of calculating the yield earned. All average balances are daily average balances.
(2)Yields/Rates are calculated on an actual/actual day count basis.
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

	Year Ended December 31, 2025 vs. Year Ended December 31, 2024
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$(1,667)	$(1,793)	$(3,460)
Construction/land/land development	(23,775)	(1,446)	(25,221)
Residential real estate	9,759	2,279	12,038
Commercial and industrial	(5,814)	(13,229)	(19,043)
Mortgage warehouse lines of credit	(648)	(2,559)	(3,207)
Consumer	(117)	(128)	(245)
Loans held for sale	(464)	13	(451)
Loans receivable	(22,726)	(16,863)	(39,589)
Investment securities-taxable	(1,329)	8,213	6,884
Investment securities-non-taxable	539	1,192	1,731
Non-marketable equity securities held in other financial institutions	(349)	615	266
Interest-earning deposits in banks	7,916	(3,830)	4,086
Total interest-earning assets	(15,949)	(10,673)	(26,622)
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	12,099	(34,268)	(22,169)
Time deposits	(28,675)	(4,562)	(33,237)
FHLB advances & other borrowings	410	(325)	85
Subordinated indebtedness	(3,599)	1,671	(1,928)
Total interest-bearing liabilities	(19,765)	(37,484)	(57,249)
Net interest income	$3,816	$26,811	$30,627

	Year Ended December 31, 2024 vs. Year Ended December 31, 2023
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$4,567	$6,823	$11,390
Construction/land/land development	1,419	2,861	4,280
Residential real estate	8,569	8,199	16,768
Commercial and industrial	2,525	5,501	8,026
Mortgage warehouse lines of credit	7,288	2,823	10,111
Consumer	(130)	31	(99)
Loans held for sale	(228)	218	(10)
Loans receivable	24,010	26,456	50,466
Investment securities-taxable	(6,121)	1,081	(5,040)
Investment securities-non-taxable	(1,604)	178	(1,426)
Non-marketable equity securities held in other financial institutions	(270)	(721)	(991)
Interest-earning deposits in banks	(1,986)	171	(1,815)
Total interest-earning assets	14,029	27,165	41,194
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	13,408	33,888	47,296
Time deposits	1,723	9,397	11,120
FHLB advances & other borrowings	(15,457)	(199)	(15,656)
Subordinated indebtedness	(1,915)	(460)	(2,375)
Total interest-bearing liabilities	(2,241)	42,626	40,385
Net interest income	$16,270	$(15,461)	$809
Provision for Credit Losses
We recorded a provision expense of $46.3 million for the year ended December 31, 2025, a $38.8 million increase from $7.4 million for the year ended December 31, 2024, primarily driven by a $36.6 million increase in the provision for loan credit losses. The increase was primarily related to the borrower fraud impacting the Tricolor Holdings, LLC loan relationship which drove a $29.6 million increase in the total provision, consisting of a $29.3 million provision for loan credit losses and a $338,000 provision for off-balance sheet commitments, during the year ended December 31, 2025.
Net charge-offs increased $25.1 million, to $39.6 million for the year ended December 31, 2025, from $14.5 million for the year ended December 31, 2024. The increase was largely reflecting net charge-offs of $29.5 million during the year ended December 31, 2025, related to borrower fraud impacting the Tricolor Holdings, LLC loan relationship discussed above. Our net charge-offs, exclusive of this event, would have been $10.1 million for the year ended December 31, 2025, representing a $4.4 million decrease from the year ended December 31, 2024, primarily resulting from charge-offs on one commercial and industrial loan relationship totaling $6.0 million during the prior year. Net charge-offs to total average LHFI increased to 0.52% for the year ended December 31, 2025, from 0.18% for the year ended December 31, 2024, primarily due to higher net charge-offs during the year ended December 31, 2025.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
Noninterest income:	2025	2024	2023	$ Change	% Change	$ Change	% Change
Insurance commission and fee income	$27,117	$26,759	$25,085	$358	1.3%	$1,674	6.7%
Service charges and fees	19,651	19,015	18,803	636	3.3	212	1.1
Other fee income	9,500	8,917	8,089	583	6.5	828	10.2
Mortgage banking revenue	3,690	6,580	3,356	(2,890)	(43.9)	3,224	96.1
Swap fee income	3,413	323	1,277	3,090	N/M	(954)	(74.7)
Loss on sales of securities, net	(14,448)	(14,799)	(11,635)	351	2.4	(3,164)	27.2
Change in fair value of equity investments	6,972	5,188	10,096	1,784	34.4	(4,908)	(48.6)
Equity method investment (loss) income	(1,192)	519	405	(1,711)	N/M	114	28.1
Other income	5,131	2,877	2,859	2,254	78.3	18	0.6
Total noninterest income	$59,834	$55,379	$58,335	$4,455	8.0	$(2,956)	(5.1)
____________________________
N/M = Not meaningful.
Noninterest income for the year ended December 31, 2025, increased by $4.5 million, or 8.0%, to $59.8 million, compared to $55.4 million for the year ended December 31, 2024. The increase was primarily due to increases of $3.1 million, $2.3 million and $1.8 million in swap fee income, other income, and change in fair value of equity investments, respectively. These increases were partially offset by decreases of $2.9 million and $1.7 million in mortgage banking revenue and equity method investment (loss) income, respectively.
Swap fee income. The $3.1 million increase in swap fee income during the year ended December 31, 2025, was primarily due to both an attractive interest rate environment which is increasingly conducive to facilitating back-to-back swaps for our customers and an increased focus on the marketing of customer swaps as part of Optimize Origin.
Other income. The $2.3 million increase in other income was primarily due to insurance recoveries of $2.6 million during the year ended December 31, 2025, in connection with the previously disclosed questioned banker activity, as explained in detail in Part I, Item 1, Note 19 - Commitments and Contingencies under Loss Contingencies.
Change in fair value of equity investments. The $1.8 million increase in the change in fair value of equity investments, was driven by an upward adjustment of $7.0 million for the year ended December 31, 2025, compared to a $5.2 million upward adjustment for the year ended December 31, 2024. During the year ended December 31, 2025, there was an additional investment in Argent Financial which increased our ownership percentage above the threshold required to implement the equity method of accounting. The equity method of accounting requires the asset be recorded at fair value immediately prior to the purchase, and therefore required an adjustment to its basis.
Mortgage banking revenue. The $2.9 million decrease in mortgage banking revenue compared to the year ended December 31, 2024, was primarily due to decreases in most mortgage banking income categories during the year ended December 31, 2025, primarily due to the restructuring of our mortgage banking operations that was done as part of Optimize Origin.
Equity method investment (loss) income. The decrease in the equity method investment (loss) income was primarily due to a $3.8 million loss on one limited partnership investment during the year ended December 31, 2025, compared to income of $932,000 recognized on the same investment during the year ended December 31, 2024. The decrease was partially offset by income of $3.2 million from the Argent investment, which was accounted for under the equity method beginning July 1, 2025, following an increase in ownership.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
Noninterest expense:	2025	2024	2023	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$150,889	$148,823	$138,819	$2,066	1.4%	$10,004	7.2%
Occupancy and equipment, net	29,771	27,865	26,783	1,906	6.8	1,082	4.0
Data processing	13,587	13,497	11,590	90	0.7	1,907	16.5
Office and operations	12,736	11,441	10,834	1,295	11.3	607	5.6
Intangible asset amortization	6,611	7,979	9,628	(1,368)	(17.1)	(1,649)	(17.1)
Regulatory assessments	5,534	6,902	6,456	(1,368)	(19.8)	446	6.9
Advertising and marketing	5,561	6,150	5,986	(589)	(9.6)	164	2.7
Professional services	6,633	6,610	5,931	23	0.3	679	11.4
Electronic banking	5,728	5,162	4,712	566	11.0	450	9.6
Loan-related expenses	3,034	3,164	5,035	(130)	(4.1)	(1,871)	(37.2)
Bank share tax expense	2,518	2,897	3,334	(379)	(13.1)	(437)	(13.1)
Other expense	6,300	10,548	6,108	(4,248)	(40.3)	4,440	72.7
Total noninterest expense	$248,902	$251,038	$235,216	$(2,136)	(0.9)	$15,822	6.7
Noninterest expense for the year ended December 31, 2025, decreased by $2.1 million, or 0.9%, to $248.9 million, compared to $251.0 million for the year ended December 31, 2024, primarily due to a $4.2 million decrease in other expense and $1.4 million decreases in both regulatory assessments and intangible asset amortization. These decreases were partially offset by increases of $2.1 million, $1.9 million, and $1.3 million in salaries and employee benefits, occupancy and equipment, net, and office and operations expenses, respectively.
Other noninterest expense. The $4.2 million decrease in other noninterest expense was primarily due to a $4.3 million contingent liability recognized during the year ended December 31, 2024, related to certain questioned activity involving a former banker in our East Texas market, as explained in detail in Part I, Item 1, Note 19 — Commitments and Contingencies under Loss Contingencies.
Regulatory assessments. The $1.4 million decrease in regulatory assessment expense was primarily driven by our improved risk-based pricing as a result of an adjustment to our loan mix during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Intangible asset amortization. The $1.4 million decrease in intangible asset amortization is primarily due to the accelerated amortization method used to measure the amortization expense of the assets.
Salaries and employee benefits. The $2.1 million increase in salaries and employee benefits expense was primarily driven by increases of $1.8 million and $1.1 million in medical costs and incentive compensation, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was also attributable to a lower employee retention credit recognized during the year ended December 31, 2025, of $213,000, compared to $1.7 million recognized during the year ended December 31, 2024. These increases were partially offset by a net decrease of $2.7 million in salaries, reflecting a decline in full time equivalent (“FTE”) employees, partially offset by annual cost-living adjustments. Our FTE employees declined to 988 at December 31, 2025, from 1,031 at December 31, 2024. Approximately 70 FTE employees were reduced as part of Optimize Origin, partially offset by net new hires and attrition during the intervening period.
Occupancy and equipment, net. The $1.9 million increase in occupancy and equipment, net was primarily driven by an increase of $1.4 million in depreciation expense. Of this increase, $832,000 and $597,000 were related to additional depreciation expense associated with the opening or relocation of four banking centers during 2024 and 2025, and additional fixed asset purchases, respectively. In addition, depreciation expense increased by $302,000 due to shortened estimated useful lives of certain leasehold improvements and furniture, fixtures and equipment associated with our branch consolidations during the year ended December 31, 2025, compared to the year ended December 31, 2024, as a part of our Optimize Origin initiative.

Office and operations. The $1.3 million increase in office and operations expense was primarily related to a $724,000 increase in check and card fraud.
Income Tax Expense
For the year ended December 31, 2025, we recognized income tax expense of $20.4 million, compared to $20.8 million for the year ended December 31, 2024. Our effective tax rate was 21.4% for both the years ended December 31, 2025 and 2024.
Comparison of Financial Condition at December 31, 2025, and December 31, 2024
General
Total assets increased by $46.0 million, or 0.5%, to $9.72 billion at December 31, 2025, from $9.68 billion on December 31, 2024. The increase in total assets is primarily due to increases of $97.2 million and $48.5 million in LHFI and equity method investments, respectively. LHFI were $7.67 billion at December 31, 2025, an increase of 1.3%, compared to $7.57 billion at December 31, 2024. Equity method investments were $67.5 million at December 31, 2025, an increase of 255.8%, compared to $19.0 million at December 31, 2024. These increases were offset by decreases of $46.0 million and $40.6 million in cash and cash equivalents and non-marketable equity securities held in other financial institutions, respectively. Cash and cash equivalents were $424.2 million at December 31, 2025, a decrease of 9.8%, compared to $470.2 million at December 31, 2024. Non-marketable equity securities held in other financial institutions were $31.1 million at December 31, 2025, a decrease of 56.6%, compared to $71.6 million at December 31, 2024.
Total liabilities decreased by $55.4 million, or 0.6%, to $8.48 billion at December 31, 2025, from $8.53 billion at December 31, 2024. Subordinated indebtedness decreased $143.4 million, or 89.7%, to $16.5 million at December 31, 2025, from $159.9 million at December 31, 2024, as we redeemed eligible subordinated indebtedness as part of Optimize Origin. Total deposits increased by $84.1 million, or 1.0%, to $8.31 billion at December 31, 2025, from $8.22 billion at December 31, 2024, primarily due to increases of $351.0 million and $79.2 million in money market and noninterest-bearing deposits, respectively. These increases were partially offset by decreases of $142.8 million, $111.5 million and $80.2 million in interest-bearing demand deposits, time deposits (excluding brokered time deposits) and brokered deposits, respectively.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At December 31, 2025, 73.7% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our existing market areas, compared to 75.2% at December 31, 2024.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	December 31, 2025		December 31, 2024		2025 vs. 2024
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,523,905	32.9%	$2,477,431	32.7%	$46,474	1.9%
Construction/land/land development	611,220	8.0	864,011	11.4	(252,791)	(29.3)
Residential real estate	1,997,760	26.0	1,857,589	24.5	140,171	7.5
Total real estate	5,132,885	66.9	5,199,031	68.6	(66,146)	(1.3)
Commercial and industrial	1,989,218	25.9	2,002,634	26.5	(13,416)	(0.7)
Mortgage warehouse lines of credit	528,781	6.9	349,081	4.6	179,700	51.5
Consumer	20,033	0.3	22,967	0.3	(2,934)	(12.8)
Total LHFI	$7,670,917	100.0%	$7,573,713	100.0%	$97,204	1.3
______________________
(1)Includes owner-occupied commercial real estate of $1.00 billion and $975.9 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, total LHFI were $7.67 billion, an increase of $97.2 million, or 1.3%, compared to $7.57 billion at December 31, 2024. The increase was primarily driven by growth of $179.7 million, $140.2 million and $46.5 million in mortgage warehouse lines of credit, residential real estate loans and commercial real estate loans, respectively. This growth was offset by a decline of $252.8 million in construction/land/land development loans. The decrease in construction/land/land development loans was primarily due to the normal reclassification of these loans upon completion, resulting in a change in loan category during the current period compared to December 31, 2024. Total LHFI at December 31, 2025, excluding mortgage warehouse lines of credit, were $7.14 billion, reflecting a decrease of $82.5 million, or 1.1%, compared to December 31, 2024.
A significant portion, 32.9%, of our LHFI portfolio at December 31, 2025, consisted of commercial real estate loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the commercial real estate loan portfolio, by portfolio industry sector and collateral location as of December 31, 2025.

	December 31, 2025
(Dollars in thousands)	Texas	Louisiana	Mississippi	All Other States	Total
Non-owner-occupied CRE:
Office building	$300,086	$24,867	$30,959	$24,509	$380,421
Retail shopping	263,636	29,992	39,248	89,393	422,269
Real estate & construction	179,751	47,305	5,599	17,420	250,075
Healthcare	92,345	41,973	5,584	17,638	157,540
Hotels	9,324	47,316	37,584	8,901	103,125
All other sectors	119,438	10,928	2,060	73,248	205,674
Total non-owner-occupied CRE	964,580	202,381	121,034	231,109	1,519,104
Owner-occupied CRE:
Real estate & construction	168,606	44,741	9,279	19,179	241,805
Retail shopping	134,739	18,442	2,884	1,750	157,815
Restaurants	47,634	12,048	2,237	5,357	67,276
Healthcare	58,535	20,206	890	—	79,631
Consumer services	47,039	14,995	241	2,952	65,227
Entertainment & recreation	38,481	20,071	9,653	—	68,205
All other sectors	170,522	79,886	23,021	51,413	324,842
Total owner-occupied CRE	665,556	210,389	48,205	80,651	1,004,801
Total commercial real estate loans	$1,630,136	$412,770	$169,239	$311,760	$2,523,905

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at December 31, 2025. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	December 31, 2025
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$509,408	$1,721,797	$292,700	$—	$2,523,905
Construction/land/land development	194,282	350,070	63,286	3,582	611,220
Residential real estate	327,298	749,669	52,074	868,719	1,997,760
Total real estate	1,030,988	2,821,536	408,060	872,301	5,132,885
Commercial and industrial	875,247	1,000,348	113,623	—	1,989,218
Mortgage warehouse lines of credit	528,781	—	—	—	528,781
Consumer	8,056	11,549	368	60	20,033
Total LHFI	$2,443,072	$3,833,433	$522,051	$872,361	$7,670,917

Amounts with fixed rates	$610,695	$1,830,541	$317,258	$205,487	$2,963,981
Amounts with variable rates	1,832,377	2,002,892	204,793	666,874	4,706,936
Total	$2,443,072	$3,833,433	$522,051	$872,361	$7,670,917
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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	December 31, 2025	December 31, 2024
Commercial real estate	$13,212	$4,974
Construction/land/land development	16,388	18,505
Residential real estate	39,480	36,221
Commercial and industrial	11,919	15,120
Consumer	185	182
Total nonperforming LHFI	81,184	75,002
Other real estate owned:
Commercial real estate, construction/land/land development	—	1,340
Residential real estate	650	1,261
Former bank premises	—	1,034
Total other real estate owned	650	3,635
Other repossessed assets owned	44	—
Total repossessed assets owned	694	3,635
Total nonperforming assets	$81,878	$78,637
Total LHFI	$7,670,917	$7,573,713
Ratio of nonperforming LHFI to total LHFI	1.06%	0.99%
Ratio of nonperforming assets to total assets	0.84	0.81
As explained in detail in Part I, Note 19 — Commitments and Contingencies under Loss Contingencies, and as discussed in previous filings, our classified and nonperforming LHFI were negatively impacted beginning in the second quarter of 2024 as a result of certain questioned activity involving a former banker in our East Texas market. We continue to work toward a resolution in this matter.
Nonperforming LHFI increased $6.2 million at December 31, 2025, compared to December 31, 2024, and nonperforming LHFI to LHFI increased to 1.06% compared to 0.99%. The increase in nonperforming loans primarily resulted from seven loan relationships totaling $20.9 million placed on non-performing status during the year ended December 31, 2025, partially offset by reductions totaling $11.0 million through pay-off, pay-down or charge-off activities during the intervening period. Please see Note 5 — Loans to our consolidated financial statements contained in Part II, Item 8 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off and we have low expectations for the recovery of any payments in respect to loans rated as loss. Information regarding the internal risk ratings of our loans at December 31, 2025, is included in Note 5 — Loans to our consolidated financial statements contained in Part II, Item 8 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We applied a probability of default, loss given default loss methodology to the loan pools at December 31, 2025. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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

Purchased loans that have experienced more than insignificant credit deterioration since origination are purchased credit deteriorated (“PCD”) loans. We evaluate acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) nonaccrual status; (2) borrowers are experiencing financial difficulty which results in modification to the loan terms; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on merger/acquisition date, but had previously been 60 days delinquent twice. We held approximately $5.4 million and $12.3 million of unpaid principal balance PCD loans at December 31, 2025 and December 31, 2024, respectively.
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

The following table presents the allowance for credit loss by loan category:
	December 31,
(Dollars in thousands)	2025		2024
Loans secured by real estate:	Amount	%(1)	Amount	%(1)
Commercial real estate	$18,929	32.9%	$16,546	32.7%
Construction/land/land development	7,219	8.0	7,398	11.4
Residential real estate	14,488	26.0	12,454	24.5
Commercial and industrial	54,496	25.9	53,449	26.5
Mortgage warehouse lines of credit	913	6.9	501	4.6
Consumer	737	0.3	712	0.3
Total	$96,782	100.0%	$91,060	100.0%
___________________________
(1)Represents the ratio of each loan type to total LHFI.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Years Ended December 31,
ALCL	2025	2024
Balance at beginning of year	$91,060	$96,868
Provision for loan credit losses	45,303	8,680
Charge-offs:
Commercial real estate	728	480
Residential real estate	489	11
Commercial and industrial	43,691	22,787
Consumer	174	362
Total charge-offs	45,082	23,640
Recoveries:
Commercial real estate	18	530
Residential real estate	60	16
Commercial and industrial	5,392	8,583
Consumer	31	23
Total recoveries	5,501	9,152
Net charge-offs	39,581	14,488
Balance at end of year	$96,782	$91,060
Ratio of ALCL to:
Nonperforming LHFI	119.21%	121.41%
LHFI	1.26	1.20
Net charge-offs as a percentage of:
Provision for loan credit losses	87.37	166.91
ALCL	40.90	15.91
Average LHFI	0.52	0.18
Our ALCL increased by $5.7 million, or 6.3%, to $96.8 million at December 31, 2025, from $91.1 million at December 31, 2024. The increase consisted of $3.1 million in higher reserves on individually evaluated loans and $2.6 million in the collective reserves based on updated credit data and risks embedded in our portfolio. The ALCL to nonperforming LHFI decreased to 119.21% at December 31, 2025, compared to 121.41% at December 31, 2024, primarily driven by a $6.2 million increase in nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the year ended December 31, 2025.

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
Our securities portfolio totaled $1.13 billion at December 31, 2025, representing an increase of $13.8 million, or 1.2%, from $1.12 billion at December 31, 2024. The increase was primarily due to purchases and a decrease in unrealized losses during the year ended December 31, 2025, which was partially offset by sales, maturities and calls, as well as normal principal paydowns. During the second quarter of 2025 and the fourth quarter of 2024, we executed bond portfolio optimization strategies aimed at enhancing long-term yields and improving overall portfolio performance. During the second quarter of 2025, we replaced securities with a total book value of $215.8 million and a weighted average yield of 2.60% with new securities totaling $201.8 million with a weighted average yield of 5.23%, realizing a loss of $14.4 million. As part of the strategy, we also entered into interest rate swaps designated as fair value hedges on certain purchased securities to reduce potential volatility in their fair values resulting from changes in market interest rates. During the fourth quarter of 2024, we replaced securities with a total book value of $188.2 million and a weighted average yield of 1.51% with new securities totaling $173.7 million with a weighted average yield of 5.22%, realizing a loss of $14.6 million.
Our available for sale portfolio totaled $1.12 billion at December 31, 2025, which represented 98.5% of our total security portfolio and is comprised of 42.0% mortgage-backed, 26.4% municipal, 26.3% collateralized mortgage obligations, 5.0% corporate and 0.3% treasury/agency securities. Our available for sale portfolio totaled $1.10 billion at December 31, 2024, which represented 98.4% of our total security portfolio, and was comprised of 53.0% mortgage-backed, 23.2% municipal, 15.4% collateralized mortgage obligations, 7.1% corporate and 1.3% treasury/agency securities.
The securities portfolio had a weighted average effective duration of 4.15 years at December 31, 2025, compared to 4.46 years at December 31, 2024. For additional information regarding our securities portfolio, please see Note 3 — Securities to our consolidated financial statements contained in Part II, Item 8 of this report.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2025		2024
Available for sale:	Carrying Amount	% of Total	Carrying Amount	% of Total
State and municipal securities	$294,884	26.4%	$255,976	23.2%
Corporate bonds	55,704	5.0	78,236	7.1
U.S. treasury and government agency securities	3,140	0.3	13,805	1.3
Commercial mortgage-backed securities	15,286	1.4	44,284	4.0
Residential mortgage-backed securities	454,485	40.6	540,834	49.0
Commercial collateralized mortgage obligations	82,793	7.4	28,566	2.6
Residential collateralized mortgage obligations	210,884	18.9	140,827	12.8
Total	$1,117,176	100.0%	$1,102,528	100.0%
Held to maturity:
State and municipal securities, net of allowance	$10,559		$11,095
Securities carried at fair value through income:
State and municipal securities	$6,215		$6,512

The following table presents the fair value of securities available for sale and amortized cost of securities held to maturity and their corresponding yields at December 31, 2025. The securities are grouped by contractual maturity and use amortized cost for all yield calculations. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown at the date the last underlying mortgage matures.

	December 31, 2025
(Dollars in thousands)	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
Available for sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal securities (1)(2)	$8,592	1.45%	$20,596	2.34%	$118,106	2.34%	$147,590	3.09%	$294,884	2.69%
Corporate bonds	—	—	20,670	6.84	33,527	4.92	1,507	6.30	55,704	5.67
U.S. treasury and government agency securities	—	—	50	6.93	—	—	3,090	1.45	3,140	1.54
Commercial mortgage-backed securities	—	—	5,682	1.42	9,604	2.30	—	—	15,286	1.97
Residential mortgage-backed securities	14	2.36	—	—	17,278	3.16	437,193	3.15	454,485	3.15
Commercial collateralized mortgage obligations	—	—	6,324	4.59	17,568	3.32	58,901	5.50	82,793	4.97
Residential collateralized mortgage obligations	—	—	—	—	15,253	3.85	195,631	3.51	210,884	3.53
Total securities available for sale	$8,606	1.46	$53,322	4.26	$211,336	3.00	$843,912	3.39	$1,117,176	3.34
Held to maturity:
State and municipal securities (1)	—	—	5,143	5.61	5,457	2.50	—	—	10,600	4.01
Securities carried at fair value through income:
State and municipal securities (1)	—	—	—	—	—	—	6,215	4.54	6,215	4.54
Total	$8,606	1.46	$58,465	4.38	$216,793	2.99	$850,127	3.40	$1,133,991	3.35
____________________________
(1)Tax-exempt security yields are calculated without consideration of their tax benefit status.
(2)Yields are calculated without consideration of the impact of certain interest rate swaps designated as fair value hedges.
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
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. Other than securities issued by government agencies or government sponsored enterprises, we did not own securities of any one issuer for which aggregate cost exceeded 10.0% of our consolidated stockholders’ equity at December 31, 2025 or 2024. Additionally, we do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, structured investment vehicles or second lien elements in the investment portfolio, nor does the investment portfolio contain any securities that are directly backed by subprime or Alt-A mortgages.

Securities Carried at Fair Value through Income
At December 31, 2025 and 2024, we held one fixed rate community investment bond of $6.2 million and $6.5 million, respectively. We elected the fair value option on this security to offset corresponding changes in the fair value of related interest rate swap agreements.
Equity Method Investments
On July 1, 2025, the Company purchased additional shares of the common stock of Argent Financial Group, Inc., increasing its ownership to an amount in excess of 20% of the outstanding shares of common stock. Because the Company’s ownership position exceeded 20% of outstanding shares of Argent’s common stock, the Company began applying the equity method for this investment. This purchase was the primary reason our equity method investments increased $48.5 million, or 255.8%, to $67.5 million at December 31, 2025, compared to $19.0 million at December 31, 2024. The implementation of the equity method of accounting resulted in a change in presentation to the underlying asset from non-marketable equity securities held in other financial institutions to equity method investments. As a result, non-marketable equity securities held in other financial institutions declined $40.6 million, or 56.6%, to $31.1 million at December 31, 2025, compared to $71.6 million at December 31, 2024.
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
Total deposits increased $84.1 million, or 1.0%, at December 31, 2025, compared to December 31, 2024, with increases of $351.0 million and $79.2 million in money market and noninterest-bearing demand, respectively, offset by decreases of $142.8 million, $111.5 million, $80.2 million and $11.5 million in interest-bearing demand, time deposits, brokered deposits and savings, respectively. The increase in deposits supported loan growth and redemptions in outstanding subordinated indebtedness during the year, reflecting continued balance sheet optimization.
The following table presents our deposit mix at the dates indicated:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$1,979,875	23.8%	$1,900,651	23.1%	$79,224	4.2%
Money market	3,281,708	39.5	2,930,710	35.6	350,998	12.0
Interest-bearing demand	1,917,658	23.1	2,060,463	25.1	(142,805)	(6.9)
Time deposits	829,452	10.0	941,000	11.4	(111,548)	(11.9)
Brokered deposits(1)	—	—	80,226	1.0	(80,226)	(100.0)
Savings	298,554	3.6	310,070	3.8	(11,516)	(3.7)
Total deposits	$8,307,247	100.0%	$8,223,120	100.0%	$84,127	1.0
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

The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Years Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,895,536	$53,185	2.81%	$1,863,361	$63,291	3.40%	$1,788,423	$50,033	2.80%
Money market	3,293,749	111,550	3.39	2,942,691	119,533	4.06	2,646,447	91,685	3.46
Time deposits	842,875	28,771	3.41	1,004,934	39,634	3.94	928,694	27,892	3.00
Brokered deposits(1)	24,889	1,245	5.00	509,434	27,321	5.36	470,040	24,241	5.16
Savings	314,929	4,716	1.50	289,525	5,094	1.76	291,059	2,606	0.90
Total interest-bearing	6,371,978	199,467	3.13	6,609,945	254,873	3.86	6,124,663	196,457	3.21
Noninterest-bearing demand	1,905,911	—		1,887,884	—		2,147,019	—
Total average deposits	$8,277,889	$199,467	2.41	$8,497,829	$254,873	3.00	$8,271,682	$196,457	2.38
______________________
(1)Average brokered deposits include average brokered time deposits of $24.9 million, for the year ended December 31, 2025. Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $440.0 million and $69.4 million, respectively, for the year ended December 31, 2024.
Our average deposit balances were $8.28 billion for the year ended December 31, 2025, a decrease of $219.9 million, or 2.6%, from $8.50 billion for the year ended December 31, 2024. The average rate paid on our interest-bearing deposits for the year ended December 31, 2025, was 3.13%, compared to 3.86% for the year ended December 31, 2024.
The decrease in the average cost of our deposits was primarily the result of the recent FRB cuts in the federal funds target rate range beginning in late 2024 and continuing through 2025. The FRB reduced the federal funds target rate range six times, by a total of 175 basis points from its recent cycle high set in mid-2023 of 5.25% to 5.50% to 3.50% to 3.75%.
Average noninterest-bearing deposits were $1.91 billion for the year ended December 31, 2025, an increase of $18.0 million, or 1.0%, from $1.89 billion for the year ended December 31, 2024, and represented 23.0% and 22.2% of average total deposits for the year ended December 31, 2025 and 2024, respectively.
The amount of deposits in excess of the FDIC insurance limit at December 31, 2025 and 2024 was $3.93 billion and $3.66 billion, respectively, including $860.0 million and $862.9 million in public fund deposits collateralized by pledged assets, respectively.

The following table presents the maturity distribution of our time deposits:

(Dollars in thousands) Remaining maturity:	U.S. Time Deposits in Excess of the FDIC Insurance Limit	Total Time & Brokered Time Deposits
3 months or less	$83,338	$324,871
Over 3 through 6 months	94,901	340,775
Over 6 through 12 months	59,370	127,936
Over 12 months	4,413	35,870
	$242,022	$829,452

Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Long-term FHLB advances	$5,913	$6,198
Overnight repurchase agreements with depositors	13,137	6,262
Total FHLB advances and other borrowings	$19,050	$12,460
Subordinated indebtedness, net	$16,544	$159,943
Our long-term debt consists of advances from the FHLB with original maturities greater than one year and the subordinated indebtedness captioned and described below. Interest rates for FHLB long-term advances outstanding at December 31, 2025 and 2024, ranged from 1.99% to 4.57% and were subject to restrictions or penalties in the event of prepayment.
Overnight repurchase agreements with depositors consist of obligations of ours to depositors and mature on a daily basis. These obligations to depositors carried a daily average interest rate of 1.67% and 2.62% for the years ended December 31, 2025, and 2024, respectively.
At December 31, 2025, we held 44 unfunded letters of credit from the FHLB totaling $598.3 million with expiration dates ranging from January 2, 2026, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers’ businesses. Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of our first mortgage loans, commercial real estate and other real estate loans, as well as our investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under our borrowing capacity from the FHLB at December 31, 2025 and 2024, were $2.39 billion and $2.15 billion, respectively.
Additionally, at December 31, 2025 and 2024, we had the ability to borrow $1.25 billion and $1.33 billion from the discount window at the Federal Reserve Bank of Dallas (“FRBD”), with $1.41 billion and $1.57 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at either December 31, 2025 or 2024.
Subordinated Indebtedness
At December 31, 2023, the Company had $34.7 million in subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes, in part or in full, at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital contribution of the BTH Notes, the Company elected to redeem all but $1.1 million of the BTH Notes during the year ended December 31, 2024, and redeemed the remaining balance of $1.1 million during the year ended December 31, 2025.
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

In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bore a fixed interest rate of 4.50%, payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the 4.50% Notes bore a floating interest rate expected to equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. During the years ended December 31, 2025, 2024 and 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company redeemed or repurchased $74.0 million, $1.0 million and $5.0 million, respectively, of the 4.50% Notes, leaving no 4.50% Notes outstanding as of December 31, 2025.
For information regarding our junior subordinated indebtedness underlying the issuance of trust preferred securities, please see Note 12 — Borrowings in the notes to our consolidated financial statements contained in Part II, Item 8 of this report.
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
The Company, which is a separate legal entity apart from the Bank, must provide for its own liquidity, including the funding of the payment of any dividends that may be declared for our common stockholders and interest and principal on any outstanding indebtedness or trust preferred securities incurred by the Company. The available cash balances as noted in the table below are available for the general corporate purposes described above, as well as providing capital support to the Bank.
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Available cash balances at the holding company (unconsolidated)	$32,731	$47,876
Cash and liquid securities as a percentage of total assets	8.4%	10.6%
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
Core deposits, which are total deposits excluding time deposits greater than $250,000, brokered, and Certificate of Deposit Account Registry Service deposits, are a major source of funds used to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring our liquidity.
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

Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, and unsecured federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits. See Note 12 — Borrowings to our consolidated financial statements contained in Part II, Item 8 of this report for additional borrowing capacity and outstanding advances at the FHLB.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either December 31, 2025 or 2024. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
Additionally, we had the ability to borrow at the Federal Reserve discount window using our commercial and industrial loans as collateral. There were no borrowings against this line at December 31, 2025.
In the normal course of business as a financial services provider, we enter into various financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments are discussed in more detail in Note 19 — Commitments and Contingencies to our consolidated financial statements contained in Part II, Item 8 of this report.
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2025	$1,145,245
Net income	75,197
Other comprehensive income, net of tax	51,888
Dividends declared - common stock ($0.60 per share)	(19,049)
Repurchase of common stock	(15,806)
Other	9,210
Balance at December 31, 2025	$1,246,685
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
In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
During the second half of 2025, the Company repurchased a total of 314,606 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $36.31, for an aggregate purchase price of $11.4 million, including broker commissions and applicable excise taxes. For the year ended December 31, 2025, stock repurchases totaled 451,005 shares of common stock at an average price per share of $35.05, for an aggregate purchase price of $15.8 million, including broker commissions and applicable excise taxes. There were no stock repurchases during the year ended December 31, 2024.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax became effective in 2023. During the year ended December 31, 2025, the Company incurred $91,000 of excise tax related to share repurchases, which was recorded as a cost of the repurchase and reflected as a reduction to retained earnings. There was no impact to our financial condition or result of operations as a result of this tax in 2024.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At December 31, 2025 and 2024, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	December 31, 2025		December 31, 2024
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,139,627	13.54%	$1,085,860	13.32%
Tier 1 capital (to risk-weighted assets)	1,155,628	13.73	1,101,766	13.52
Total capital (to risk-weighted assets)	1,255,717	14.91	1,339,735	16.44
Tier 1 capital (to average total consolidated assets)	1,155,628	11.86	1,101,766	11.08

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,054,279	12.62%	$1,075,768	13.29%
Tier 1 capital (to risk-weighted assets)	1,054,279	12.62	1,075,768	13.29
Total capital (to risk-weighted assets)	1,154,368	13.82	1,239,644	15.31
Tier 1 capital (to average total consolidated assets)	1,054,279	10.91	1,075,768	10.89
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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 13 — Derivative Financial Instruments in the notes to our consolidated financial statements contained in Part II, Item 8 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.

Our exposure to interest rate risk is managed by the Bank’s Asset Liability Committee in accordance with policies approved by the Bank’s board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates and the economy, potential changes in interest rates, liquidity, business strategies and other factors.
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
On a quarterly basis, we run various simulation models, including a static balance sheet and a dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously, and ramped rates change over a twelve-month horizon based upon parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Additionally, we run a non-parallel simulation involving analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not change by more than 10.0% for a 100-basis point shift, 15.0% for a 200-basis point shift, 20.0% for a 300-basis point shift, and 25.0% for a 400-basis point shift. We continue to monitor our asset sensitivity and evaluate strategies to prevent being significantly impacted by future changes in interest rates.
The following table summarizes the impact of an instantaneous, sustained simulated change in net interest income and fair value of equity over a 12-month horizon at the date indicated.

	December 31, 2025
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	17.6%	(6.7)%
+300	13.5	(4.4)
+200	9.1	(2.4)
+100	4.6	(0.9)
Base
-100	(4.7)	0.6
-200	(6.7)	1.1
-300	(7.8)	1.9
-400	(9.7)	2.1

We have found that, historically, interest rates on deposits do not change completely in tandem with the changes in the discount and federal funds rates. Overall, interest rates on deposits typically experience a lower degree of rate change than changes in market interest rates and this assumption is incorporated into the simulation model. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.
The FRB sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. The Federal Reserve Board reduced the federal funds target rate range six times during the two years ended December 31, 2025, for a total of 175 basis points from its recent cycle high set in mid-2023, to a range of 3.50% to 3.75%.
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
DECEMBER 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm
Shareholders, Board of Directors, and Audit Committee
Origin Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Origin Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Entity’s loan portfolio totaled $7.67 billion as of December 31, 2025, and the allowance for loan credit losses (“ALCL”) on loans was $96.78 million. As more fully described in Notes 1 and 5 to the Entity’s consolidated financial statements, the Entity estimates its exposure to expected credit losses as of the balance sheet date, for existing loans held for investment.

The determination of the ALCL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, loan credit risk grading, and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ALCL.

We identified the aggregation of the qualitative factors within the allowance at December 31, 2025 as a critical audit matter. Auditing the qualitative factors involved a high degree of judgment and subjectivity in evaluating management's assessment of economic conditions and other portfolio and environmental factors.

The primary procedures we performed as of December 31, 2025 to address this critical audit matter included:
•Obtained an understanding of the Entity’s process for establishing the qualitative factors.
•Tested the design and operating effectiveness of controls over the establishment of qualitative factors in the ALCL.
•Evaluated the completeness and accuracy and the relevance of the key data used as inputs in the qualitative factor adjustment process.
•Evaluated the qualitative adjustments to the allowance for credit losses, including assessing the basis for adjustments and the reasonableness of the significant assumptions.
•Evaluated credit quality trends in delinquencies, non-accruals and charge-offs.

/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2016.
Little Rock, Arkansas
February 25, 2026

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$73,122	$132,991
Interest-earning deposits in banks	351,095	337,258
Total cash and cash equivalents	424,217	470,249
Securities:
Available for sale	1,117,176	1,102,528
Held to maturity, net of allowance for credit losses of $41 and $50 at December 31, 2025, and December 31, 2024, respectively (fair value of $9,607 and $10,456 at December 31, 2025, and December 31, 2024, respectively)	10,559	11,095
Securities carried at fair value through income	6,215	6,512
Total securities	1,133,950	1,120,135
Non-marketable equity securities held in other financial institutions	31,069	71,643
Equity method investments	67,502	18,971
Loans held for sale (at fair value at December 31, 2024)	1,032	10,494
Loans, net of allowance for credit losses of $96,782 and $91,060 at December 31, 2025, and December 31, 2024, respectively	7,574,135	7,482,653
Premises and equipment, net	124,249	126,620
Cash surrender value of bank-owned life insurance	41,726	40,840
Goodwill	128,679	128,679
Other intangible assets, net	33,362	37,473
Accrued interest receivable and other assets	164,801	170,945
Total assets	$9,724,722	$9,678,702
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$1,979,875	$1,900,651
Interest-bearing deposits	5,497,920	5,301,479
Time deposits	829,452	1,020,990
Total deposits	8,307,247	8,223,120
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	19,050	12,460
Subordinated indebtedness, net	16,544	159,943
Accrued expenses and other liabilities	135,196	137,934
Total liabilities	8,478,037	8,533,457
Commitments and contingencies - See Note 19 — Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized	—	—
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,952,428 and 31,197,574 shares issued at December 31, 2025, and December 31, 2024, respectively)	154,762	155,988
Additional paid‑in capital	533,541	537,366
Retained earnings	612,523	557,920
Accumulated other comprehensive loss	(54,141)	(106,029)
Total stockholders’ equity	1,246,685	1,145,245
Total liabilities and stockholders’ equity	$9,724,722	$9,678,702
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Interest and dividend income
Interest and fees on loans	$477,692	$517,281	$466,815
Investment securities-taxable	33,526	26,642	31,682
Investment securities-nontaxable	5,403	3,672	5,098
Interest and dividend income on assets held in other financial institutions	21,342	16,990	19,796
Total interest and dividend income	537,963	564,585	523,391
Interest expense
Interest-bearing deposits	199,467	254,873	196,457
FHLB advances and other borrowings	1,687	1,602	17,258
Subordinated indebtedness	5,816	7,744	10,119
Total interest expense	206,970	264,219	223,834
Net interest income	330,993	300,366	299,557
Provision for credit losses	46,284	7,448	16,753
Net interest income after provision for credit losses	284,709	292,918	282,804
Noninterest income
Insurance commission and fee income	27,117	26,759	25,085
Service charges and fees	19,651	19,015	18,803
Other fee income	9,500	8,917	8,089
Mortgage banking revenue	3,690	6,580	3,356
Swap fee income	3,413	323	1,277
Loss on sales of securities, net	(14,448)	(14,799)	(11,635)
Change in fair value of equity investments	6,972	5,188	10,096
Equity method investment (loss) income	(1,192)	519	405
Other income	5,131	2,877	2,859
Total noninterest income	59,834	55,379	58,335
Noninterest expense
Salaries and employee benefits	150,889	148,823	138,819
Occupancy and equipment, net	29,771	27,865	26,783
Data processing	13,587	13,497	11,590
Office and operations	12,736	11,441	10,834
Intangible asset amortization	6,611	7,979	9,628
Regulatory assessments	5,534	6,902	6,456
Advertising and marketing	5,561	6,150	5,986
Professional services	6,633	6,610	5,931
Electronic banking	5,728	5,162	4,712
Loan-related expense	3,034	3,164	5,035
Bank share tax expense	2,518	2,897	3,334
Other expense	6,300	10,548	6,108
Total noninterest expense	248,902	251,038	235,216
Income before income tax expense	95,641	97,259	105,923
Income tax expense	20,444	20,767	22,123
Net income	$75,197	$76,492	$83,800
Basic earnings per common share	$2.42	$2.46	$2.72
Diluted earnings per common share	2.40	2.45	2.71
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$75,197	$76,492	$83,800
Other comprehensive income
Securities available for sale and transferred securities:
Net unrealized holding gain arising during the year	51,524	4,340	37,811
Reclassification adjustment for net loss included in net income	14,448	14,799	11,635
Change in the net unrealized gain on available for sale investment securities, before tax	65,972	19,139	49,446
Net loss realized as a yield adjustment in interest on transferred investment securities	(11)	(11)	(10)
Change in the net unrealized gain on investment securities, before tax	65,961	19,128	49,436
Income tax expense related to net unrealized gain arising during the year	13,852	4,017	10,382
Change in the net unrealized gain on investment securities, net of tax	52,109	15,111	39,054
Cash flow hedges:
Net unrealized gain arising during the year	—	303	867
Reclassification adjustment for net gain included in net income	(280)	(451)	(1,123)
Change in the net unrealized loss on cash flow hedges, before tax	(280)	(148)	(256)
Income tax (benefit) related to net unrealized loss on cash flow hedges	(59)	(31)	(54)
Change in net unrealized loss on cash flow hedges, net of tax	(221)	(117)	(202)
Other comprehensive income, net of tax	51,888	14,994	38,852
Comprehensive income	$127,085	$91,486	$122,652
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at January 1, 2023	30,746,600	$153,733	$520,669	$435,416	$(159,875)	$949,943
Net income	—	—	—	83,800	—	83,800
Other comprehensive income, net of tax	—	—	—	—	38,852	38,852
Stock based compensation expense	—	—	5,281	—	—	5,281
Stock based compensation shares issued, net of shares withheld	60,329	302	(696)	—	—	(394)
Exercise of stock options, net of shares withheld	132,967	665	2,437	—	—	3,102
Shares issued under employee stock purchase program	46,213	231	887	—	—	1,118
Dividends declared - common stock ($0.60 per share)	—	—	—	(18,797)	—	(18,797)
Balance at December 31, 2023	30,986,109	154,931	528,578	500,419	(121,023)	1,062,905
Net income	—	—	—	76,492	—	76,492
Other comprehensive income, net of tax	—	—	—	—	14,994	14,994
Stock based compensation expense	—	—	7,166	—	—	7,166
Stock based compensation shares issued, net of shares withheld	84,473	422	(971)	—	—	(549)
Exercise of stock options, net of shares withheld	70,334	352	1,490	—	—	1,842
Shares issued under employee stock purchase program	56,658	283	1,103	—	—	1,386
Dividends declared - common stock ($0.60 per share)	—	—	—	(18,991)	—	(18,991)
Balance at December 31, 2024	31,197,574	155,988	537,366	557,920	(106,029)	1,145,245
Net income	—	—	—	75,197	—	75,197
Other comprehensive income, net of tax	—	—	—	—	51,888	51,888
Stock-based compensation expense	—	—	8,263	—	—	8,263
Stock based compensation shares issued, net of shares withheld and forfeitures	111,498	557	(2,044)	—	—	(1,487)
Exercise of stock options, net of shares withheld	35,793	179	743	—	—	922
Shares issued under employee stock purchase program	58,568	293	1,219	—	—	1,512
Dividends declared - common stock ($0.60 per share)	—	—	—	(19,049)	—	(19,049)
Repurchase of common stock	(451,005)	(2,255)	(12,006)	(1,545)	—	(15,806)
Balance at December 31, 2025	30,952,428	$154,762	$533,541	$612,523	$(54,141)	$1,246,685

The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$75,197	$76,492	$83,800
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,284	7,448	16,753
Depreciation and amortization	16,808	16,800	17,628
Net amortization on securities	1,135	4,807	6,889
Amortization (accretion) of net premium/discount on purchased loans	91	(2)	(2,023)
Amortization of investments in tax credit funds	1,165	1,749	1,842
Loss on sale of securities, net	14,448	14,799	11,635
Equity method investment loss (gain)	1,192	(519)	(405)
Deferred income tax (benefit) expense	(4,520)	(1,467)	27,714
Stock-based compensation expense	8,263	7,166	5,281
Originations of mortgage loans held for sale	(149,037)	(197,577)	(187,088)
Proceeds from mortgage loans held for sale	158,172	185,339	158,357
Gain on mortgage loans held for sale (including origination of MSR for the year ended December 31, 2023)	(3,892)	(4,928)	(3,819)
MSR asset valuation adjustment	—	(450)	4,089
Gain on sale of MSR asset	—	(410)	—
Net (gain) loss on disposals of premises and equipment	(85)	(878)	2
Increase in the cash surrender value of life insurance	(1,136)	(935)	(865)
Employee Retention Credit received	1,863	—	—
Gain on equity securities without a readily determinable fair value	(6,972)	(5,188)	(10,096)
Net loss (gain) on sales and write-downs of other real estate owned	796	(67)	(66)
Net change in operating leases	876	1,869	(770)
Increase in other assets	(6,827)	(555)	(6,222)
Increase in other liabilities	5,097	4,988	7,285
Net cash provided by operating activities	158,918	108,481	129,921
Cash flows from investing activities:
Purchases of securities available for sale	(834,936)	(247,387)	(10,981)
Maturities and pay downs of securities available for sale	621,854	166,818	137,815
Proceeds from sales and calls of securities available for sale	248,621	231,199	291,189
Maturities, pay downs and calls of securities held to maturity	534	522	486
Pay downs of securities carried at fair value	315	299	285
Redemption of non-marketable equity securities held in other financial institutions (1)	11,800	10,680	—
Purchase of non-marketable equity securities held in other financial institutions (1)	(12,415)	(21,302)	—
Net (purchases) redemptions of non-marketable equity securities held in other financial institutions (1)	(615)	(10,622)	23,980
Originations of mortgage warehouse loans	(10,246,114)	(9,705,580)	(6,470,400)
Proceeds from pay-offs of mortgage warehouse loans	10,066,413	9,686,466	6,425,300
Net decrease (increase) in loans, excluding mortgage warehouse and loans held for sale	41,892	106,877	(499,558)
Purchase of other intangibles	(2,500)	—	—
Proceeds from sale of the MSR asset	—	15,885	—
Proceeds from bank-owned life insurance	250	—	—
Return of capital and other distributions from equity method investments	595	1,374	1,757
Return of capital and other distributions from cost method investments	57	—	—
Capital calls on limited partnership investments	(4,424)	(1,082)	(2,644)
Purchase of low-income housing tax credit investments	(927)	(664)	(572)
Purchases of premises and equipment	(7,866)	(22,047)	(26,830)
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Proceeds from sales of premises and equipment	125	5,568	49
Proceeds from sales of other real estate owned	3,041	4,434	93
Purchase of equity method investment	—	(800)	—
Proceeds from termination of cash flow hedge	—	680	—
Net cash (used in) provided by investing activities	(113,685)	231,940	(130,031)
Cash flows from financing activities:
Net increase (decrease) in deposits	$84,127	$(28,005)	$475,423
Repayments of long-term FHLB advances	(285)	(275)	(266)
Proceeds from short-term FHLB advances	1,440,000	1,685,000	6,065,000
Repayments of short-term FHLB advances	(1,440,000)	(1,755,000)	(6,545,000)
Maturities of subordinated indebtedness	—	—	(2,625)
Redemption/Repurchase of subordinated indebtedness	(148,258)	(34,599)	(4,729)
Repayments of other short-term borrowings	(116,724)	—	(30,000)
Proceeds from other short-term borrowings	116,724	—	—
Net increase (decrease) in securities sold under agreements to repurchase	6,875	(863)	(20,797)
Dividends paid	(18,872)	(18,745)	(18,567)
Cash received from exercise of stock options	954	1,874	3,140
Common stock repurchased	(15,806)	—	—
Net cash used in financing activities	(91,265)	(150,613)	(78,421)
Net (decrease) increase in cash and cash equivalents	(46,032)	189,808	(78,531)
Cash and cash equivalents at beginning of year	470,249	280,441	358,972
Cash and cash equivalents at end of year	$424,217	$470,249	$280,441

Interest paid	$211,764	$268,459	$215,479
Income taxes paid, total	34,481	24,171	383
Federal	32,037	N/A	N/A
State	2,444	N/A	N/A

Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	—	(5)	—
Real estate acquired in settlement of loans	1,146	3,576	3,243
Real estate transferred from fixed assets to other real estate owned	—	894	—
Transfers from other real estate owned to other assets	194	—	—
Transfers from loans held for sale to loans held for investment (1)	213	18,596	—
Decrease in Government National Mortgage Association repurchase obligation	—	—	(24,569)
Transfer from non-marketable securities held in other financial institutions to equity method investments	41,590	—	—
Recognition of operating right-of-use assets	4,777	11,454	20,568
Recognition of operating lease liabilities	5,261	12,659	20,653
Impairment of right-of-use assets due to branch closures	(332)	—	—
________________________
(1)No change was made to the December 31, 2024, prior period presentation due to immateriality.
The accompanying notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company”) is a financial holding company headquartered in Ruston, Louisiana. The Company’s wholly-owned bank subsidiary, Origin Bank (“Bank”), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. The Bank provides a broad range of financial services and currently operates more than 56 locations in Dallas/Fort Worth, East Texas, Houston, across North Louisiana, Mississippi, South Alabama and into the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC.
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
Cash and Cash Equivalents.    For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash on hand, demand deposits with other banks, federal funds sold and short-term interest-earning cash items with an original maturity less than 90 days to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.
At December 31, 2025 and 2024, the Company had cash collateral required to be held with counterparties on certain derivative transactions as discussed in Note 13 — Derivative Financial Instruments.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Equity Method Investments.    An equity method investment is an investment in which the investor has significant influence over the operating and financial policies of the investee, but not control, generally presumed when ownership is 20%–50% of the voting interests. Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect its share of income or loss of the investee, and included in equity method investments in the Company’s Consolidated Balance Sheets. Any dividends or distributions received on the investment are recognized as a reduction to the carrying amount of the investment. The Company’s recognition of earnings or losses from an equity method investment is based on its ownership percentage in the investee and the investee’s earnings for the reporting period and is recorded through “equity method investment income (loss)” in the Company’s Consolidated Statements of Income. Equity method investments in limited partnership and LLCs are reported on a one-quarter lag.
Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
The Company’s equity method investments include Argent Financial Group, Inc. and various equity method investments in limited partnerships and LLCs, and totaled $67.5 million and $19.0 million at December 31, 2025 and 2024, respectively.
Non-marketable Equity Securities Held in Other Financial Institutions.    Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas (“FRBD”) or the Federal Home Loan Bank of Dallas (“FHLB”), are carried at cost, less impairment, if any. These investments in stock do not have readily determinable fair values. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaling $3.3 million and $43.4 million at December 31, 2025 and 2024, respectively, qualify for the practicability exception under Accounting Standards Update (“ASU”) 2016-01 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. The carrying value of these securities was evaluated and determined not to be impaired during the years ended December 31, 2025 and 2024. On July 1, 2025, the Company increased its ownership in Argent Financial Group, Inc. to an amount in excess of 20% of the outstanding shares of capital stock resulting in the application of the equity method for this investment. As a result, the investment is now disclosed in equity method investments on the Company’s Consolidated Balance Sheet.
Loans Held for Sale.    For loans held for sale originated prior to January 1, 2025, the Company elected the fair value option to offset the volatility in the derivative instruments of the forward commitments entered into in conjunction with the mortgage loans held for sale and their related mortgage servicing asset. Effective January 1, 2025, the Company elected to carry mortgage loans held for sale at the lower of amortized cost or market value determined as of the balance sheet date.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
Allowance for Credit Losses.    The allowance for loan credit losses represents the estimated losses for financial assets accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company evaluates loans held for investment (“LHFI”) on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and Fair Isaac Corporation (“FICO”) score. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for differences between current period conditions, including the economic forecast and the conditions existing during the historical loss period. Historical losses are additionally adjusted for the effects of certain economic variables forecast over a one-year period followed by a straight-line reversion to historical loss rates to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans are charged off against the allowance for credit losses when management believes the principal balance is unlikely to be collected. Subsequent recoveries, if any, are credited to the allowance.

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
ASU No. 2022-02 provides the accounting guidance and disclosure requirements for certain loan modifications. Under this accounting guidance, the Company must first assess if the loan modification was made to a borrower experiencing financial difficulty. The Company may provide modifications to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or term extensions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. The Company evaluates whether the modification represents a new loan or a continuation of an existing loan.
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
Premises and Equipment, net.    Land is carried at cost. Buildings and improvements are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Furniture, fixtures, and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets, which range from three to 25 years.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Derivative Instruments and Hedging Activities.    All derivatives are recorded on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. During the term of a cash flow hedge contract, the effective portion of changes in fair value in the derivative instrument are recorded in accumulated other comprehensive (loss) income. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings. The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available-for-sale securities. Note 13 — Derivative Financial Instruments describes the derivative instruments currently used by the Company and discloses how these derivatives impact its consolidated balance sheets and statements of income.
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
Other Real Estate Owned.    Other real estate owned (“OREO”) represents properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. OREO also includes bank-owned real estate which the Company is no longer utilizing and intends to sell. These properties are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Fair value is determined based on third-party appraisals. Any valuation adjustments required at the date of transfer from loans to OREO are charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, or gains and losses on the sale of the properties are charged to noninterest income. At December 31, 2025 and 2024, the balance of OREO was $650,000 and $3.6 million, respectively, and included as a component of accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
Credit card interchange income
The Company records credit card interchange income at a point in time as card transactions occur. The Company’s performance obligation for these transactions is deemed to have occurred upon completion of each transaction. The amounts are included as a component of other fee income in the consolidated statements of income.
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
Mortgage Banking Revenue.    This revenue category primarily reflects the Company’s mortgage production and sales, including fees and income derived from mortgages originated with the intent to sell and gains and losses on sales. Prior to January 1, 2025, this revenue category also includes changes in fair value for mortgage loans originated with the intent to sell measured at fair value under the fair value option and the impact of risk management activities associated with the mortgage pipeline. Net interest income from mortgage loans is recorded in interest income.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertain income tax positions at December 31, 2025 and 2024.
The Company recognizes interest and/or penalties related to income tax matters as a component of noninterest expense. There were no material penalties or related interest for the years ended December 31, 2025, 2024 or 2023. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.
Stock-Based Compensation.    The cost of employee and director services received in exchange for restricted stock, performance stock grants and/or units, and stock options are measured using the fair value of the award on the grant date and is recognized over the service period.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Other Investments.    The Company accounts for investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the equity method of accounting or amortized cost, net of impairments and observable price changes. The accounting treatment depends upon the Company’s percentage ownership or degree of management influence. The Company applies the equity method of accounting to investments in limited partnerships in which the Company owns at least three to five percent of the limited partnership’s capital in accordance with the requirements of Accounting Standards Codification (“ASC”) 323. ASC 323 presumes that an investor has the ability to influence the operating and financial policies of the investee when an ownership interest is greater than three to five percent in certain partnership, unincorporated joint ventures and limited liability companies. Please see the Equity Method Investments section above for information on equity method accounting.
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
At December 31, 2025 and 2024, investments in limited partnerships, LLCs and other privately held companies accounted for using amortized cost, net of impairments and observable price changes totaled $6.8 million and $4.2 million, respectively, and were included in accrued interest receivable and other assets in the accompanying consolidated balance sheets. The Company’s investments in limited partnerships, LLCs and other privately held companies accounted for using the equity method are included in equity method investments in the accompanying consolidated balance sheets.
Investments in Tax Credit Entities.    As part of its Community Reinvestment Act responsibilities and due to their favorable economic characteristics, the Company invests in tax credit-motivated projects primarily in the markets it serves. These projects are directed at tax credits issued under Low-Income Housing Tax Credits (“LIHTC”). The Company generates returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law –over 10 to 15 years beginning in the year in which rental activity commences. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.
The Company invests in a tax credit entity, usually an LLC, which owns the real estate. The Company receives a nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing Tax Credit programs). Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investment by amortizing the investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value. Amortization is included as a component of income tax expense and for the years ended December 31, 2025, 2024 and 2023 was $1.2 million, $1.7 million and $1.8 million respectively. The income tax credits and other income tax benefits recognized for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $2.0 million, and $2.3 million respectively, and was recorded in income tax expense on the Consolidated Statements of Income.
The Company has the risk of credit recapture if the project does not maintain compliance during the compliance period. No such events have occurred to date. At December 31, 2025 and 2024, the Company had investments in tax credit entities of $7.6 million and $8.8 million, respectively, which are included in accrued interest receivable and other assets in the accompanying consolidated balance sheets.
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
ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software — The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as project stages) throughout Subtopic 350-40. An entity is required to start capitalizing software costs when both of the following occur:
1.Management has authorized and commitment to funding the software project.
2.It is probable that the project will be completed and the software will be used to perform the function intended.
The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.
ASU No. 2025-08, Financial Instruments—Credit Losses (Topic: 326)—Purchased Loans — The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach. Under the guidance, loans (excluding credit cards) acquired without credit deterioration (“non-PCD”) and deemed seasoned, defined below, are purchased seasoned loans and accounted for using the gross-up approach at acquisition.
All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans.
The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company has evaluated this ASU and determined that it does not currently have an impact on its consolidated financial statements and disclosures.
ASU No. 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements — The amendments in this Update addresses five targeted hedge accounting issues, including 1) similar risk assessment for cash flow hedges, 2) hedging forecasted interest payments on Choose-Your-Rate Debt Instruments, 3) cash flow hedges of nonfinancial forecasted transactions, 4) net written options as hedging instruments, and 5) foreign-currency denominated debt instrument as hedging instrument and hedged item.
The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company has evaluated this ASU and determined that it does not currently have an impact on its consolidated financial statements and disclosures.

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

(Dollars in thousands, except per share amounts)	Years Ended December 31,
Numerator:	2025	2024	2023
Net income	$75,197	$76,492	$83,800
Denominator:
Weighted average common shares outstanding	31,135,865	31,077,767	30,822,993
Dilutive effect of stock-based awards	197,598	124,096	108,612
Weighted average diluted common shares outstanding	31,333,463	31,201,863	30,931,605

Basic earnings per common share	$2.42	$2.46	$2.72
Diluted earnings per common share	2.40	2.45	2.71
There were 83,454, 322,628 and 442,909 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the year ended December 31, 2025, 2024 and 2023, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$323,255	$1,183	$(29,554)	$294,884	$—	$294,884
Corporate bonds	57,129	367	(1,792)	55,704	—	55,704
U.S. treasury and government agency securities	3,832	1	(693)	3,140	—	3,140
Commercial mortgage-backed securities	16,982	21	(1,717)	15,286	—	15,286
Residential mortgage-backed securities	478,875	4,539	(28,929)	454,485	—	454,485
Commercial collateralized mortgage obligations	83,143	712	(1,062)	82,793	—	82,793
Residential collateralized mortgage obligations	222,893	1,085	(13,094)	210,884	—	210,884
Total	$1,186,109	$7,908	$(76,841)	$1,117,176	$—	$1,117,176
Held to maturity:
State and municipal securities	$10,600	$—	$(993)	$9,607	$(41)	$10,559
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,215	$—	$6,215

December 31, 2024
Available for sale:
State and municipal securities	$299,642	$216	$(43,882)	$255,976	$—	$255,976
Corporate bonds	83,041	445	(5,250)	78,236	—	78,236
U.S. treasury and government agency securities	14,742	2	(939)	13,805	—	13,805
Commercial mortgage-backed securities	49,943	—	(5,659)	44,284	—	44,284
Residential mortgage-backed securities	598,380	8	(57,554)	540,834	—	540,834
Commercial collateralized mortgage obligations	31,263	—	(2,697)	28,566	—	28,566
Residential collateralized mortgage obligations	160,422	15	(19,610)	140,827	—	140,827
Total	$1,237,433	$686	$(135,591)	$1,102,528	$—	$1,102,528
Held to maturity:
State and municipal securities	$11,145	$—	$(689)	$10,456	$(50)	$11,095
Securities carried at fair value through income:
State and municipal securities(1)	$6,515	$—	$—	$6,512	$—	$6,512
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 6 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31, 2025 and 2024 aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) December 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$17,469	$(158)	$216,568	$(29,396)	$234,037	$(29,554)
Corporate bonds	4,006	(29)	33,324	(1,763)	37,330	(1,792)
U.S. treasury and government agency securities	117	(1)	2,973	(692)	3,090	(693)
Commercial mortgage-backed securities	—	—	13,797	(1,717)	13,797	(1,717)
Residential mortgage-backed securities	20,436	(255)	240,923	(28,674)	261,359	(28,929)
Commercial collateralized mortgage obligations	—	—	15,180	(1,062)	15,180	(1,062)
Residential collateralized mortgage obligations	—	—	93,659	(13,094)	93,659	(13,094)
Total	$42,028	$(443)	$616,424	$(76,398)	$658,452	$(76,841)
Held to maturity:
State and municipal securities	$—	$—	$9,607	$(993)	$9,607	$(993)

December 31, 2024
Available for sale:
State and municipal securities	$18,349	$(346)	$226,484	$(43,536)	$244,833	$(43,882)
Corporate bonds	7,450	(550)	59,443	(4,700)	66,893	(5,250)
U.S. treasury and government agency securities	10,062	(52)	3,423	(887)	13,485	(939)
Commercial mortgage-backed securities	4,418	(120)	39,866	(5,539)	44,284	(5,659)
Residential mortgage-backed securities	148,383	(1,296)	386,414	(56,258)	534,797	(57,554)
Commercial collateralized mortgage obligations	13,014	(148)	15,552	(2,549)	28,566	(2,697)
Residential collateralized mortgage obligations	14,884	(291)	109,416	(19,319)	124,300	(19,610)
Total	$216,560	$(2,803)	$840,598	$(132,788)	$1,057,158	$(135,591)
Held to maturity:
State and municipal securities	$—	$—	$10,456	$(689)	$10,456	$(689)
At December 31, 2025, the Company had 378 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at December 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.
The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Years Ended December 31,
Allowance for credit losses:	2025	2024	2023
Balance at January 1,	$50	$63	$899
Recovery for credit losses for held to maturity securities	(9)	(13)	(836)
Balance at December 31,	$41	$50	$63

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at December 31, 2025, or 2024. Accrued interest on securities of $5.9 million and $5.3 million at December 31, 2025, and 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Proceeds from sales/calls	$248,621	$231,199	$291,189
Gross realized gains	—	357	596
Gross realized losses	(14,448)	(15,156)	(12,231)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2025, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$8,598	$8,592
Due after one year through five years	5,143	4,549	42,282	41,316
Due after five years through ten years	5,457	5,058	165,821	151,633
Due after ten years	—	—	167,515	152,187
Commercial mortgage-backed securities	—	—	16,982	15,286
Residential mortgage-backed securities	—	—	478,875	454,485
Commercial collateralized mortgage obligations	—	—	83,143	82,793
Residential collateralized mortgage obligations	—	—	222,893	210,884
Total	$10,600	$9,607	$1,186,109	$1,117,176
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Carrying value of securities pledged to secure public deposits	$671,626	$504,554
Carrying value of securities pledged to repurchase agreements	22,405	4,731
The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of certain available-for-sale securities. See Note 13 — Derivative Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 4 — Equity Method Investments
On July 1, 2025, the Company increased its ownership in Argent Financial Group, Inc. to an amount in excess of 20% of Argent’s outstanding capital stock through a series of acquisitions of previously issued shares from other shareholders, resulting in the application of the equity method for this investment. The Company identified a total basis difference of $39.3 million, consisting of $23.8 million of equity method goodwill and $19.7 million of identifiable intangible assets, partially offset by a $4.2 million deferred tax liability. The identifiable intangible basis differences are being amortized on a straight-line basis over estimated useful lives of 11-19 years, with the related deferred tax liability being released over the same period. The goodwill is not subject to amortization. The Company evaluates equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amount of an investment might not be recoverable.
The Company’s percentage of ownership and carrying amount of the equity method investments are summarized as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Ownership %	Carrying Amount	Ownership %	Carrying Amount
Argent Financial Group, Inc. (1)	20.1%	$51,768	N/A	N/A
Various equity method investments in limited partnerships and LLCs (2)	6.0	15,734	5.1%	$18,971
Equity method investments		$67,502		$18,971
________________________
(1)Included in non-marketable equity securities held in other financial institutions in the Company’s Consolidated Balance Sheet at December 31, 2024.
(2)The ownership percentage represents the weighted average ownership for equity method investments in limited partnerships and LLCs.
The Company’s proportionate share of the income (loss) resulting from these investments is reported through “Equity method investment (loss) income” in the Company’s consolidated statements of income.
Note 5 — Loans
Loans consist of the following:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Loans held for sale	$1,032	$10,494
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,523,905	$2,477,431
Construction/land/land development	611,220	864,011
Residential real estate(2)	1,997,760	1,857,589
Total real estate	5,132,885	5,199,031
Commercial and industrial	1,989,218	2,002,634
Mortgage warehouse lines of credit	528,781	349,081
Consumer	20,033	22,967
Total LHFI(3)	7,670,917	7,573,713
Less: Allowance for loan credit losses (“ALCL”)	96,782	91,060
LHFI, net	$7,574,135	$7,482,653
____________________________
(1)Includes owner-occupied commercial real estate of $1.0 billion and $975.9 million at December 31, 2025 and 2024 respectively.
(2)Includes multifamily real estate of $553.1 million and $425.5 million at December 31, 2025 and 2024, respectively.
(3)Includes unamortized purchase accounting adjustment and net deferred loan fees of $10.6 million and $9.8 million at December 31, 2025 and 2024, respectively.

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

•for construction, land and land development loans, the perceived feasibility of the project, including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer, and loan to value ratio;
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. The Company held approximately $5.4 million and $12.3 million of unpaid principal balance PCD loans at December 31, 2025 and December 31, 2024, respectively.
Please see Note 1 — Significant Accounting Policies included in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2025, and gross charge-offs for the year ended December 31, 2025, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at December 31, 2025.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$566,147	$211,520	$302,448	$718,350	$323,489	$310,901	$61,123	$2,493,978
Special mention	—	—	—	6,225	—	1,602	—	7,827
Classified	529	8,146	4,887	1,664	2,136	4,638	100	22,100
Total commercial real estate loans	$566,676	$219,666	$307,335	$726,239	$325,625	$317,141	$61,223	$2,523,905
Year-to-date gross charge-offs	$—	$—	$10	$—	$34	$427	$257	$728

Construction/land/land development:
Pass	$235,134	$84,044	$88,060	$80,150	$57,982	$5,828	$34,246	$585,444
Special mention	—	—	—	—	—	—	—	—
Classified	124	723	3,996	11,242	2,727	826	6,138	25,776
Total construction/land/land development loans	$235,258	$84,767	$92,056	$91,392	$60,709	$6,654	$40,384	$611,220
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$395,647	$113,691	$265,814	$556,247	$250,985	$245,833	$115,964	$1,944,181
Special mention	—	—	—	—	—	—	—	—
Classified	4,719	836	14,060	24,756	4,305	4,857	46	53,579
Total residential real estate loans	$400,366	$114,527	$279,874	$581,003	$255,290	$250,690	$116,010	$1,997,760
Year-to-date gross charge-offs	$—	$36	$86	$267	$—	$—	$100	$489

Commercial and industrial:
Pass	$425,600	$151,628	$158,442	$81,585	$54,154	$29,762	$1,039,561	$1,940,732
Special mention	—	—	—	1,434	—	—	1,063	2,497
Classified	7,115	4,267	4,219	7,121	301	529	22,437	45,989
Total commercial and industrial loans	$432,715	$155,895	$162,661	$90,140	$54,455	$30,291	$1,063,061	$1,989,218
Year-to-date gross charge-offs	$131	$2,958	$553	$4,206	$757	$1,746	$33,340	$43,691

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$528,781	$528,781
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$8,621	$3,625	$1,587	$348	$96	$25	$5,547	$19,849
Classified	—	134	19	16	—	—	15	184
Total consumer loans	$8,621	$3,759	$1,606	$364	$96	$25	$5,562	$20,033
Year-to-date gross charge-offs	$14	$23	$24	$2	$—	$20	$91	$174

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$4,203	$9,884	$14,087	$2,509,818	$2,523,905	$—
Construction/land/land development	137	45	14,484	14,666	596,554	611,220	—
Residential real estate	9,912	3,333	22,368	35,613	1,962,147	1,997,760	—
Total real estate	10,049	7,581	46,736	64,366	5,068,519	5,132,885	—
Commercial and industrial	895	254	7,792	8,941	1,980,277	1,989,218	—
Mortgage warehouse lines of credit	—	—	—	—	528,781	528,781	—
Consumer	127	63	104	294	19,739	20,033	—
Total LHFI	$11,071	$7,898	$54,632	$73,601	$7,597,316	$7,670,917	$—

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$3,576	$1,019	$957	$5,552	$2,471,879	$2,477,431	$—
Construction/land/land development	441	33	4,876	5,350	858,661	864,011	—
Residential real estate	12,655	5,219	5,723	23,597	1,833,992	1,857,589	—
Total real estate	16,672	6,271	11,556	34,499	5,164,532	5,199,031	—
Commercial and industrial	3,873	2,206	1,596	7,675	1,994,959	2,002,634	—
Mortgage warehouse lines of credit	—	—	—	—	349,081	349,081	—
Consumer	199	7	57	263	22,704	22,967	—
Total LHFI	$20,744	$8,484	$13,209	$42,437	$7,531,276	$7,573,713	$—

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $28.9 million and $32.6 million at December 31, 2025 and December 31, 2024, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

	Year Ended December 31, 2025

	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$12,454	$53,449	$501	$712	$91,060
Charge-offs	728	—	489	43,691	—	174	45,082
Recoveries	18	—	60	5,392	—	31	5,501
Provision(1)	3,093	(179)	2,463	39,346	412	168	45,303
Ending balance	$18,929	$7,219	$14,488	$54,496	$913	$737	$96,782
Average balance	$2,457,523	$702,655	$1,969,247	$2,013,301	$412,030	$21,482	$7,576,238
Net charge-offs to loan average balance	0.03%	—%	0.02%	1.90%	—%	0.67%	0.52%

_________________________
(1)The $46.3 million provision for credit losses on the consolidated statements of income includes a $45.3 million provision for loan losses, a $1.0 million provision expense for off-balance sheet commitments and a $9,000 net benefit provision for held to maturity securities credit losses for the year ended December 31, 2025.

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

____________________________
(1)The $7.4 million provision for credit losses on the consolidated statements of income includes a $8.7 million provision for loan credit losses, a $1.2 million and $13,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the year ended December 31, 2024.

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

The increase in charge-offs during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to net charge-offs of $29.5 million in the current year related to the borrower fraud impacting the Tricolor Holdings, LLC loan relationship, which was first disclosed in our Current Report on Form 8-K filed on September 10, 2025, and discussed in subsequent filings.
The increase in charge-offs during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by charge-offs relating to four commercial and industrial relationships totaling $15.2 million during the year ended December 31, 2024, compared to four commercial and industrial relationships totaling $6.8 million being the major driver for charge-offs during the year ended December 31, 2023.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans:

	December 31, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$4,409	$206	$14,803	$—	$—	$—	$19,418
Accounts Receivable	—	—	—	189	—	—	189
Equipment	—	—	—	119	—	—	119
Other	—	—	—	206	—	—	206
Total	$4,409	$206	$14,803	$514	$—	$—	$19,932
ALCL Allocation	$—	$—	$61	$—	$—	$—	$61

	December 31, 2024
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
Real Estate	$832	$—	$16,804	$—	$—	$—	$17,636
Equipment	—	—	—	42	—	46	88
Total	$832	$—	$16,804	$42	$—	$46	$17,724
ALCL Allocation	$—	$—	$121	$—	$—	$—	$121

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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Commercial real estate	$11,167	$832	$13,212	$4,974
Construction/land/land development	8,139	—	16,388	18,505
Residential real estate	33,418	16,048	39,480	36,221
Total real estate	52,724	16,880	69,080	59,700
Commercial and industrial	870	42	11,919	15,120
Consumer	—	46	185	182
Total nonaccrual loans	$53,594	$16,968	$81,184	$75,002
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the years ended December 31, 2025, 2024 and 2023.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the year ended December 31, 2025, 2024 and 2023:

	Amortized Cost Basis at December 31, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$8,087	0.32%	$—	—%
Construction/land/land development	5,846	0.96	—	—
Residential real estate	1,729	0.09	383	0.02
Total real estate	15,662	0.31	383	0.01
Commercial and industrial	33,960	1.71	56	—
Consumer	45	0.22	31	0.15
Total	$49,667	0.65	$470	0.01

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	Amortized Cost Basis at December 31, 2024
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,552	0.10%	$—	—%	$—	—%
Construction/land/land development	340	0.04	—	—	—	—
Residential real estate	644	0.03	128	0.01	449	0.02
Total real estate	3,536	0.07	128	—	449	0.01
Commercial and industrial(1)	17,671	0.88	—	—	34	—
Consumer	—	—	3	0.01	—	—
Total	$21,207	0.28	$131	—	$483	0.01
____________________________
(1)Does not include the loans impacted by the questioned banker activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

	Amortized Cost Basis at December 31, 2023
	Term Extension		Combination: Term Extension and Interest Rate Reduction		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$7,845	0.32%	$—	—%	$428	0.02%
Construction/land/land development	3,979	0.37	—	—	—	—
Residential real estate	2,599	0.15	190	0.01	98	0.01
Total real estate	14,423	0.27	190	—	526	0.01
Commercial and industrial(1)	21,093	1.02	1,072	0.05	53	—
Total	$35,516	0.46	$1,262	0.02	$579	0.01

    The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 7.6 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 10.0 months to the life of the modified loans	N/A
Residential real estate	Added a weighted average 16.5 months to the life of the modified loans	Delayed payment of weighted average 3.6 months
Commercial and industrial	Added a weighted average 13.2 months to the life of the modified loans	Delayed payment of weighted average 13.5 months
Consumer	Added a weighted average 14.8 months to the life of the modified loans	Delayed payment of weighted average 1.0 months

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Year Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 11.2 months to the life of the modified loans	N/A
Construction/land/land development	N/A	Added a weighted average 7.5 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 9.0% to 8.0%	Added a weighted average 10.4 months to the life of the modified loans	Delayed payment of weighted average 7.0 months
Commercial and industrial(1)	N/A	Added a weighted average 7.6 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Reduced weighted average contractual interest rate from 9.5% to 6.0%	Added a weighted average 4.9 months to the life of the modified loans	N/A
____________________________
(1)Does not include the loans impacted by the questioned banker activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

Year Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	N/A	Added a weighted average 10.7 months to the life of the modified loans	Delayed payment of weighted average 6.0 months
Construction/land/land development	N/A	Added a weighted average 13.0 months to the life of the modified loans	N/A
Residential real estate	Reduced weighted average contractual interest rate from 8.8% to 6.0%	Added a weighted average 32.8 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Commercial and industrial	Reduced weighted average contractual interest rate from 9.9% to 8.9%	Added a weighted average 9.5 months to the life of the modified loans	Delayed payment of weighted average 6.0 months
The following table depicts the performance of loans that have been modified during the years ended December 31, 2025, 2024 and 2023:

	Payment Status (Amortized Cost Basis)
	December 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$7,977	$—	$110
Construction/land/land development	5,846	—	—
Residential real estate	1,952	160	—
Total real estate	15,775	160	110
Commercial and industrial	32,977	557	482
Consumer	76	—	—
Total LHFI	$48,828	$717	$592

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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
____________________________
(1)Does not include the loans impacted by the questioned banker activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

	Payment Status (Amortized Cost Basis)
	December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$8,272	$—	$—
Construction/land/land development	3,979	—	—
Residential real estate	2,484	120	282
Total real estate	14,735	120	282
Commercial and industrial	22,219	—	—
Total LHFI	$36,954	$120	$282
At December 31, 2025 and 2024, the Company had $52,000 and $35,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The tables below provide the details of loans to borrowers experiencing financial difficulty that experienced a payment default during the years ended December 31, 2025, 2024 and 2023, and were modified in the twelve months prior to that default:

	At or For The Year Ended December 31, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$110	$110
Construction/land/land development	—	—
Residential real estate	—	—
Total real estate	110	110
Commercial and industrial	500	2,392
Total	$610	$2,502

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

	At or For The Year Ended December 31, 2024
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Residential real estate	$35	$35
Commercial and industrial(1)	819	7,364
Total	$854	$7,399
____________________________
(1)Does not include the loans impacted by the questioned banker activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

There were no transfers between fair value reporting levels for any period presented.
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at December 31, 2025 and 2024 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during the periods presented.

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$261,042	$33,842	$294,884
Corporate bonds	—	54,704	1,000	55,704
U.S. government agency securities	—	3,140	—	3,140
Commercial mortgage-backed securities	—	15,286	—	15,286
Residential mortgage-backed securities	—	454,485	—	454,485
Commercial collateralized mortgage obligations	—	82,793	—	82,793
Residential collateralized mortgage obligations	—	210,884	—	210,884
Securities available for sale	—	1,082,334	34,842	1,117,176
Securities carried at fair value through income	—	—	6,215	6,215
Rabbi Trust assets	839	—	—	839
Other assets - derivatives	—	13,152	—	13,152
Total recurring fair value measurements - assets	$839	$1,095,486	$41,057	$1,137,382

Other liabilities - derivatives	—	(13,491)	—	(13,491)
Total recurring fair value measurements - liabilities	$—	$(13,491)	$—	$(13,491)

	December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$221,222	$34,754	$255,976
Corporate bonds	—	77,236	1,000	78,236
U.S. government agency securities	—	13,805	—	13,805
Commercial mortgage-backed securities	—	44,284	—	44,284
Residential mortgage-backed securities	—	540,834	—	540,834
Commercial collateralized mortgage obligations	—	28,566	—	28,566
Residential collateralized mortgage obligations	—	140,827	—	140,827
Securities available for sale	—	1,066,774	35,754	1,102,528
Securities carried at fair value through income	—	—	6,512	6,512
Loans held for sale	—	10,494	—	10,494
Rabbi Trust assets	509	—	—	509
Other assets - derivatives	—	15,595	—	15,595
Total recurring fair value measurements - assets	$509	$1,092,863	$42,266	$1,135,638

Other liabilities - derivatives	—	(14,959)	—	(14,959)
Total recurring fair value measurements - liabilities	$—	$(14,959)	$—	$(14,959)

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024, are summarized as follows:

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
Gain recognized in earnings:
Other noninterest income	—	18
Loss recognized in AOCI	774	—
Purchases, issuances, sales and settlements:
Purchases	3,526	—
Settlements	(5,212)	(315)
Balance at December 31, 2025	$34,842	$6,215

(Dollars in thousands)	MSR Asset	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2024	$15,637	$50,447	$6,808
Gain (loss) recognized in earnings:
Mortgage banking revenue	450	—	—
Other noninterest income	—	—	3
Gain recognized in AOCI	—	272	—
Purchases, issuances, sales and settlements:
Purchases	—	5,396	—
Sales	(16,087)	—	—
Settlements	—	(20,361)	(299)
Balance at December 31, 2024	$—	$35,754	$6,512
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Mortgage Servicing Rights (“MSR”)
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the year ended December 31, 2024. There were no MSR assets recognized or recorded during the year ended December 31, 2025 or 2024, and the carrying value of the MSR asset is zero at both December 31, 2025 and December 31, 2024.
Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations are based on the fair values of the underlying derivative transactions and an assessment of counterparty credit risk. Fair values for interest rate swaps designated as fair value hedges are based upon observable Level 2 inputs such as forward fixed and floating rate projections entered into a discounted cash flow model using factors based upon the market yield curve. Fair values for interest rate options (caps) are based upon observable Level 2 inputs such as forward floating rate and floating rate volatility projections entered into a discounted cash flow model using factors based upon the market yield curve. For further details on interest rate swaps designated as fair value hedges, refer to Note 13 — Derivative Financial Instruments.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income and loans held for sale, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At December 31, 2025 and 2024 there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	December 31, 2025
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,215	$6,200	$15
Rabbi Trust assets	839	801	38
Total	$7,054	$7,001	$53

	December 31, 2024
(Dollars in thousands)	Aggregate Fair Value	Principal Balance/Amortized Cost/Contributions	Difference
Loans held for sale(1)	$10,494	$10,228	$266
Securities carried at fair value through income	6,512	6,515	(3)
Rabbi Trust Assets	509	499	10
Total	$17,515	$17,242	$273
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Years Ended December 31,
Changes in fair value included in noninterest income:	2025	2024	2023
Mortgage banking revenue (loans held for sale)(1)	$—	$(111)	$(66)
Other income:
Securities carried at fair value through income	18	4	726
Total fair value option impact on noninterest income	$18	$(107)	$660

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$(28)	$6	$—
Deferred compensation liabilities related to Rabbi Trust assets(2)	28	(6)	—
Total fair value option impact on noninterest expense	$—	$—	$—
____________________________
(1)Please see the Loans Held for Sale section below for more details.
(2)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Loans Held for Sale
Prior to January 1, 2025, the Company had elected to use the fair value option when measuring the valuation of the loans held for sale portfolio. During the quarter ended March 31, 2025, we sold all loans that were previously recorded using the fair value option, and all unsold loans funded in 2025 are valued at the lower of amortized cost basis or market determined as of the balance sheet date. Fair values for loans held for sale were established using anticipated sale prices for loans allocated to a sale commitment, and those unallocated to a commitment are valued based on the interest rate and term for similar loans allocated. The Company believed the fair value approximated an exit price.
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both December 31, 2025 and 2024. The Company believes the fair value approximates an exit price.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and do not have readily determinable fair values. Securities with limited marketability, such as stock in the FRBD or the FHLB, are carried at cost, less impairment, if any, and total $27.8 million and $28.2 million at December 31, 2025 and 2024, respectively. The Company’s remaining equity investments in other financial institutions, excluding FRBD and FHLB, totaled $3.3 million and $43.4 million at December 31, 2025 and 2024, respectively, and qualify for the practicability exception under ASC 321 due to having illiquid markets and are carried at cost, less impairment, plus or minus any observable price changes. We believe these amounts approximate the fair value of these securities. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values. During the years ended December 31, 2025 and 2024, the Company recorded upward fair value adjustments of $7.0 million and $5.2 million, respectively, in Argent Financial Group, Inc. based on observed price changes in orderly transactions during 2024 and an additional investment on July 1, 2025. The additional investment in mid-2025 increased the Company’s ownership above the threshold for equity method accounting, requiring remeasurement at fair value immediately prior to adoption. As a result, the investment is now disclosed in equity method investments on the face of the balance sheet.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $5.2 million and $4.5 million at December 31, 2025 and 2024, respectively.
Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $694,000 and $3.6 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had $5.4 million and $5.1 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	December 31, 2025		December 31, 2024
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$424,217	$424,217	$470,249	$470,249
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	31,069	31,069	71,643	71,643
Loans held for sale	1,032	1,032	N/A	N/A
Accrued interest receivable	35,152	35,152	38,901	38,901
Level 3 inputs:
Securities held to maturity	10,559	9,607	11,095	10,456
LHFI, net	7,574,135	7,459,710	7,482,653	7,209,866
Financial liabilities:
Level 2 inputs:
Deposits	8,307,247	8,302,897	8,223,120	8,217,564
FHLB advances, repurchase agreements and other borrowings	19,050	18,989	12,460	12,203
Subordinated indebtedness	16,544	16,530	159,943	159,928
Accrued interest payable	3,239	3,239	8,033	8,033
Note 7 — Premises and Equipment
Major classifications of premises and equipment are summarized below:

	December 31,
(Dollars in thousands)	2025	2024
Land, buildings and improvements	$105,603	$105,331
Furniture, fixtures and equipment	47,198	48,299
Leasehold improvements	43,226	44,806
Construction in process	5,547	423
Total premises and equipment	201,574	198,859
Accumulated depreciation	(77,325)	(72,239)
Premises and equipment, net	$124,249	$126,620
Depreciation expense for premises and equipment totaled $10.2 million, $8.8 million and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 8 — Leases
The Company leases certain real estate, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2052.
The consolidated balance sheets detail and components of the Company’s lease expense were as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Operating lease right of use assets (included in Accrued interest receivable and other assets)	$51,883	$52,832
Operating lease liabilities (included in Accrued expenses and other liabilities)	55,926	55,999
Finance lease right of use assets (included in Premises and equipment, net)	1,586	1,862
Finance lease liabilities (included in Accrued expenses and other liabilities)	1,661	1,932

Weighted average remaining lease term (years) - operating leases	10.39	11.18
Weighted average discount rate - operating leases	4.29%	4.21%

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Lease expense:
Operating lease expense	$8,299	$7,916	$7,884
Other lease expense	355	356	360
Total lease expense	8,654	8,272	8,244
Sublease income	577	339	231
Net lease expense	$8,077	$7,933	$8,013
Right of use assets obtained in exchange for new operating lease liabilities	$4,549	$11,454	$20,568
Maturities of operating lease liabilities at December 31, 2025, were as follows:

(Dollars in thousands)	December 31, 2025
2026	$7,925
2027	7,820
2028	7,592
2029	6,574
2030	6,443
Thereafter	34,361
Total lease payments	70,715
Less: Imputed interest	14,789
Total lease obligations	$55,926

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company subleases commercial office spaces to tenants under operating leases. Future lease payments at December 31, 2025, are as follows:

(Dollars in thousands)	December 31, 2025
2026	$607
2027	615
2028	563
2029	455
2030	431
Thereafter	960
Total	$3,631
Supplemental cash flow related to leases was as follows:

	Years Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Cash paid for operating leases	$7,353	$7,375
Note 9 — Goodwill and Other Intangible Assets
There were zero changes to the carrying amount of goodwill during the years ended December 31, 2025 or 2024.
The components of the Company’s goodwill and other intangible assets are as follows:

(Dollars in thousands) December 31, 2025	Gross Carrying Amount at Year End	Net Carrying Amount at the Beginning of the Year	Accumulated Amortization	Net Carrying Amount at Year End
Goodwill		$128,679	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$21,346	$(21,926)	$16,430
Relationship based intangibles	19,650	10,762	(10,265)	9,385
Other intangibles	8,568	5,365	(1,021)	7,547
Total	$66,574	$37,473	$(33,212)	$33,362
December 31, 2024
Goodwill		$128,679	N/A	$128,679
Other intangible assets:
Core deposit intangibles	$38,356	$27,412	$(17,010)	$21,346
Relationship based intangibles	19,650	12,281	(8,888)	10,762
Other intangibles	6,068	5,759	(703)	5,365
Total	$64,074	$45,452	$(26,601)	$37,473
Amortization expense on other intangible assets totaled $6.6 million, $8.0 million and $9.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included as a component of other noninterest expense in the consolidated statements of income.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Estimated future amortization expense for intangible assets remaining at December 31, 2025, was as follows:

(Dollars in thousands) Years Ended December 31,
2026	$5,570
2027	4,689
2028	3,978
2029	3,421
2030	2,997
Thereafter	12,707
Total	$33,362
Note 10 — Mortgage Banking
The following table presents the Company’s revenue from mortgage banking operations:

(Dollars in thousands)	Years Ended December 31,
Mortgage banking revenue	2025	2024	2023
Origination	$395	$528	$483
Gain on sale of loans held for sale	3,892	4,928	3,111
Originations of MSR	—	—	708
Servicing	—	744	3,739
Total gross mortgage revenue	4,287	6,200	8,041
MSR asset valuation adjustments, net	—	450	(4,089)
Gain on sale of MSR asset	—	410	—
Mortgage HFS and pipeline fair value adjustment	(597)	(1)	(53)
MSR asset hedge impact	—	(479)	(543)
Mortgage banking revenue	$3,690	$6,580	$3,356
Mortgage Servicing Rights
Activity in the MSR asset was as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Balance at beginning of period	$—	$15,637	$20,824
Addition of servicing rights	—	—	708
Settlement of sale of MSR asset	—	(16,087)	(1,806)
Valuation adjustment, net of amortization	—	450	(4,089)
Balance at end of period	$—	$—	$15,637
The Company sold substantially all of its MSR asset and recorded a $410,000 gain on the sale during the year ended December 31, 2024. There were no MSR assets recognized or recorded during the year ended December 31, 2025 or 2024, and the Company is no longer retaining servicing on sold loans.
Prior to the sale of the Company’s MSR asset, the Company received annual servicing fee income approximating 0.25% of the outstanding balance of the underlying loans. In connection with the Company's activities as a servicer of mortgage loans, the investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 11 — Deposits
Deposit balances are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing demand	$1,979,875	$1,900,651
Money market	3,281,708	2,930,710
Interest bearing demand	1,917,658	2,060,463
Time deposits	829,452	941,000
Brokered deposits(1)	—	80,226
Savings	298,554	310,070
Total	$8,307,247	$8,223,120
_____________________
(1)At December 31, 2024, brokered deposits included brokered time deposits and brokered interest-bearing demand of $80.0 million and $236,000, respectively.
Municipal deposits totaled $1.00 billion and $960.6 million at December 31, 2025 and 2024, respectively.
Included in time and brokered time deposits at December 31, 2025 and 2024, are $406.5 million and $525.1 million, respectively, of time deposits in denominations of $250,000 or more.
Maturities of time deposits, at December 31, 2025, are as follows:

(Dollars in thousands)
Years Ended December 31,
2026	$793,582
2027	18,626
2028	9,659
2029	4,430
2030	3,051
Thereafter	104
Total	$829,452
At December 31, 2025 and 2024, overdrawn deposits of $1.3 million and $2.2 million, respectively, were reclassified as unsecured loans.
Note 12 — Borrowings
Borrowed funds are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Long-term FHLB advances	$5,913	$6,198
Overnight repurchase agreements with depositors	13,137	6,262
Total FHLB advances and other borrowings	$19,050	$12,460
Subordinated indebtedness, net	$16,544	$159,943

Security for all indebtedness and outstanding commitments to the FHLB consists of a blanket floating lien on all of the Company’s first mortgage loans, commercial real estate and other real estate loans, as well as the Company’s investment in capital stock of the FHLB and deposit accounts at the FHLB. The net amounts available under the blanket floating lien at December 31, 2025 and 2024, were $2.39 billion and $2.15 billion, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Long-Term Borrowings
Interest rates for FHLB long-term advances outstanding at December 31, 2025 and 2024, ranged from 1.99% to 4.57%. These advances are all fixed rate and are subject to restrictions or penalties in the event of prepayment.
Scheduled maturities of long-term advances from the FHLB at December 31, 2025, are as follows:

(Dollars in thousands)
Years Ended December 31,
2026	$428
2027	1,149
2028	—
2029	1,307
2030	—
Thereafter	3,029
Total	$5,913
Short-Term Borrowings
The Company’s repurchase agreements include the sale and repurchase of investment securities and mature on a daily basis. The total overnight repurchase agreements with depositors carried a daily average interest rate of 1.67% for the year ended December 31, 2025, and 2.62% for the year ended December 31, 2024.
The Company had unsecured lines of credit for the purchase of federal funds in the amount of $145.0 million at December 31, 2025 and 2024. The Company also had a $75.0 million secured repurchase line of credit at December 31, 2024. There were no amounts outstanding on these lines at either date. It is customary for the financial institutions granting the unsecured lines of credit to require a minimum amount of cash be held on deposit at that institution. Amounts required to be held on deposit are typically $250,000 or less, and the Company has complied with all compensating balance requirements to allow utilization of these lines of credit.
Additionally, at December 31, 2025 and 2024, the Company had the availability to borrow $1.25 billion and $1.33 billion, respectively, from the discount window at the FRBD, with $1.41 billion and $1.57 billion in commercial and industrial loans pledged as collateral, respectively. There were no borrowings against this line at December 31, 2025 or 2024.
Subordinated Indebtedness
The Company had subordinated promissory notes that were assumed in the merger with BTH (“BTH Notes”) with origination dates ranging from June 2015 to June 2021. After the five-year anniversary of issuance, the Company had the right to redeem the BTH Notes, in part or in full, at the Company’s discretion and, if applicable, subject to receipt of any required regulatory approvals. Primarily due to the declining Tier 2 capital treatment of the BTH Notes, the Company elected to redeem majority of the BTH Notes during the year ended December 31, 2024, and redeemed the remaining balance of $1.1 million during the year ended December 31, 2025.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

In October 2020, the Company completed of an offering of $80.0 million in aggregate principal amount of 4.50% fixed-to-floating rate subordinated notes due 2030 (the “4.50% Notes”). The 4.50% Notes bear a fixed interest rate of 4.50% payable semi-annually in arrears, to but excluding November 1, 2025. From and including November 1, 2025, to but excluding the maturity date or earlier redemption date, the interest rate would equal the three-month term Secured Overnight Financing Rate plus 432 basis points, payable quarterly in arrears. During the years ended December 31, 2025, 2024 and 2023, and with the approval of the Board of Governors of the Federal Reserve System, the Company redeemed or repurchased $74.0 million, $1.0 million and $5.0 million, respectively, of the 4.50% Notes leaving no 4.50% Notes outstanding as of December 31, 2025.
The following table is a summary of the terms of the junior subordinated indebtedness at December 31, 2025:

(Dollars in thousands) Issuance Trust	Issuance Date	Maturity Date	Amount Outstanding	Rate Type	Current Rate	Maximum Rate
CTB Statutory Trust I	07/2001	07/2031	$6,702	Variable (1)	7.40%	16.00%
First Louisiana Statutory Trust I	09/2006	12/2036	4,124	Variable (2)	5.78	16.00
BT Holdings Trust I	05/2007	09/2037	7,217	Variable (3)	5.64	N/A
Par amount			$18,043
Unamortized original issue discount			(926)
Unamortized purchase accounting discount			(573)
Total junior subordinated indebtedness at December 31, 2025			$16,544
____________________________
(1)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 3.30%, plus 0.26161% SOFR spread adjustment, with the last reprice date on October 29, 2025.
(2)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.80%, plus 0.26161% SOFR spread adjustment, with the last reprice date on December 11, 2025.
(3)The trust preferred securities reprice quarterly based on the three-month CME Term SOFR plus 1.64%, plus 0.26161% SOFR spread adjustment, with the last reprice date on December 4, 2025.
The balance of the subordinated indebtedness carried on the consolidated balance sheets varies from the outstanding amounts due to the remaining original issue and purchase discount of which was established at the time of issuance or purchase and is being amortized over the remaining life of the securities using the interest method.
Note 13 — Derivative Financial Instruments
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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

(Dollars in thousands)	Carrying Amount of the Hedged Assets (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Securities available-for-sale	$44,132	$—	$514	$—
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
Mortgage banking derivatives
As part of its mortgage banking and related risk management activities, the Company entered into interest rate lock commitment agreements (“IRLCs”) on prospective residential mortgage loans. These IRLCs were derivative financial instruments and the fair value of these IRLCs were included in other assets. During the third quarter of 2025, the Company began utilizing a third-party mortgage company to lock the customer’s interest rates and to purchase the loans the Company originates, and as such, as of December 31, 2025, the Company no longer enters into IRLCs with mortgage loan customers.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the notional amount and the fair value of derivative instruments in the Company’s consolidated balance sheets at December 31, 2025 and 2024. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Derivatives designated as fair value hedging instruments:	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest rate swaps included in other liabilities	$43,940	$—	$(514)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps included in other assets	$438,595	$365,042	$13,150	$15,264
Interest rate swaps included in other liabilities	432,395	358,527	(12,975)	(14,959)
Caps and floors included in other assets	25,000	—	2	—
Caps and floors included in other liabilities	25,000	—	(2)	—
Risk participation agreements included in other liabilities	12,148	32,494	—	—
Interest rate-lock commitments on residential mortgage loans included in other assets	—	11,007	—	331
	$933,138	$767,070	$175	$636
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

	December 31, 2025				December 31, 2024
(Dollars in thousands)	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Remaining Maturity (in years)	Receive Rate	Pay Rate		Remaining Maturity (in years)	Receive Rate	Pay Rate
Interest rate swaps designated as fair value hedge	$43,940	7.37	4.14%	3.78%	$—	—	—%	—%
Non-hedging interest rate swaps - financial institution counterparties	403,591	3.60	6.37	5.52	358,527	3.36	7.67	5.04
Non-hedging interest rate swaps - customer counterparties	403,591	3.60	5.52	6.37	358,527	3.36	5.04	7.67
Non-hedging interest rate caps - financial institution counterparties(1)	25,000	1.64	3.82	—	—	—	—	—
Non-hedging interest rate caps - customer counterparties(1)	25,000	1.64	—	3.82	—	—	—	—
____________________________
(1)Represents the strike rate for interest rate caps, above which the Company will either pay its customer counterparties or receive from its dealer counterparties.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Gains and losses recognized on derivative instruments were as follows:

(Dollars in thousands)	Years Ended December 31,
Derivatives designated as fair value hedging instruments:	2025	2024	2023
Amount of gain recognized in interest income on available for sale securities	$514	$—	$—
Amount of loss recognized in interest income on interest rate swaps - available for sale securities	(514)	—	—
Derivatives not designated as hedging instruments:
Amount of (loss) gain recognized in mortgage banking revenue	(331)	41	(573)
Amount of (loss) gain recognized in other non-interest income	(130)	38	(41)
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At December 31, 2025 and 2024, the Company had $3.8 million and $670,000 cash collateral on deposit with swap counterparties, respectively. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 14 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), and the Company’s Omnibus Incentive Plan (“the Omnibus Plan”).
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 1,375,000 shares were originally reserved for issuance under the Incentive Plans. The Omnibus Plan, approved in April 2024, allows for the issuance of 675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At December 31, 2025, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 317,943.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At December 31, 2025, there was $202,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2025 - May 31, 2026 ESPP offering period. These costs are expected to be recognized over a period of 0.4 years.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	1.00	1.00	1.00
Dividend yield	1.87%	2.02%	1.88%
Risk-free interest rate	4.36	4.94	3.90
Expected volatility	29.94	30.69	31.63
The ESPP shares purchased are as follows for the dates indicated:

	Years Ended December 31,
	2025	2024	2023
ESPP shares purchased	58,568	56,658	46,213
Shares available for issuance under the ESPP	812,472	871,040	927,698
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Years Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	20,415	$33.06	17,629	$29.33	27,391	$35.37
Granted RSAs	14,760	33.89	20,415	33.06	16,788	28.61
Vested RSAs	(20,415)	33.06	(17,629)	29.33	(26,550)	35.11
Forfeited RSAs	(1,476)	33.89	—	—	—	—
Nonvested RSAs, December 31,	13,284	33.89	20,415	33.06	17,629	29.33

Nonvested RSUs, January 1,	352,002	$35.45	318,168	$37.69	270,390	$39.63
Granted RSUs	123,363	37.26	119,149	32.01	116,098	35.65
Vested RSUs	(124,618)	36.04	(83,889)	38.93	(55,614)	41.98
Forfeited RSUs	(13,116)	33.43	(1,426)	42.15	(12,706)	41.59
Nonvested RSUs, December 31,	337,631	35.97	352,002	35.45	318,168	37.69

Nonvested PSUs, January 1,	265,197	$32.07	197,842	$28.33	157,367	$29.06
Granted PSUs	55,650	39.50	67,355	33.03	43,591	31.77
Vested PSUs	(17,191)	44.77	—	—	—	—
Forfeited PSUs(1)	(9,738)	44.77	—	—	(3,116)	31.77
Nonvested PSUs, December 31,	293,918	32.31	265,197	32.07	197,842	28.33
____________________________
(1)PSUs forfeited during the year ended December 31, 2025, represent forfeiture of incremental shares upon final measurement of performance metrics. PSUs forfeited during the year ended December 31, 2023, were due to normal employee attrition.
At December 31, 2025, there was $150,000, $9.4 million and $4.3 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.3, 2.4 and 1.2 years for RSA, RSU and PSU shares, respectively.
Share-based compensation cost charged to income for the years ended December 31, 2025, 2024 and 2023, is presented below. There was no stock option expense for any of the periods shown.

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
RSA & RSU	$4,803	$4,631	$4,321
PSU	2,972	2,043	534
ESPP	488	492	426
Total stock compensation expense	$8,263	$7,166	$5,281
Related tax benefits recognized in net income	$1,735	$1,505	$1,109
Stock Option Grants
The Company had previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of December 31, 2025, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger as described further below.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company’s common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. As of December 31, 2025, BTH converted options have no expiration dates past February 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.
The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(38,682)	26.34	—	417
Expired and forfeited	(2,482)	37.41	—	—
Outstanding and exercisable at December 31, 2025	184,670	33.41	2.97	781

Year Ended December 31, 2024
Outstanding at January 1, 2024	353,473	$31.49	4.46	$1,670
Exercised	(73,188)	26.50	—	559
Expired and forfeited	(54,451)	35.06	—	—
Outstanding and exercisable at December 31, 2024	225,834	32.24	3.72	614

Year Ended December 31, 2023
Outstanding at January 1, 2023	504,437	$29.46	5.13	$3,736
Exercised	(135,746)	23.61	—	1,533
Expired and forfeited	(15,218)	34.48	—	—
Outstanding and exercisable at December 31, 2023	353,473	31.49	4.46	1,670
Note 15 — Employee Benefit Plans
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
Although it has not expressed any intention to do so, the Company has the right to terminate the Retirement Plan at any time. The total expense related to the Retirement Plan, including optional contributions, was $2.9 million, $2.9 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Other Benefit Plans
The Company has entered into individual Supplemental Executive Retirement Plans (“SERP”) or Executive Supplemental Income Agreements (“ESIA”) with several of its executive officers. Eligibility to participate in a SERP or ESIA is limited to senior officers and determined by the Board. The SERPs and ESIA are unfunded and designed to be a nonqualified deferred compensation retirement plan in compliance with Section 409A of the Internal Revenue Code. Deferred compensation has been recorded for these plans as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred compensation liability was $10.8 million at both December 31, 2025 and 2024, respectively. Typically, payments to participants reduce the accrual and any actuarial adjustments are netted with the expense. The expense recorded for the deferred compensation plan totaled $610,000, $630,000 and $452,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
On December 7, 2022, the Company’s Board of Directors approved the Origin Bank Nonqualified Deferred Compensation Plan (the “DCP”), pursuant to which certain employees, including the Company’s named executive officers, may elect to participate. Pursuant to the DCP, which became effective January 1, 2023, participants may make deferral elections with respect to their base salary, bonus or stock units. The accounting treatment for the DCP differs based upon the type of compensation deferred and therefore, plan assets were bifurcated based upon the deferral of salary/bonus (cash compensation) or stock unit. Effective January 1, 2025, the Origin Bank Long-Term Equity Deferred Compensation Plan (“LTE-DCP”) portion of the DCP, which allowed the deferral of stock units, was suspended due to administrative inefficiencies and its limited benefits for participants. While existing grants with deferred elections for the prior performance years will remain in place, no new deferrals will be made under this program going forward. The cash compensation deferral portion of the DCP is accounted for under the scope of Federal Accounting Standards Board Accounting Standards Codification 710-10-15-8 - Deferred Compensation - Rabbi Trust and satisfies the Internal Revenue Service guidelines for a Rabbi Trust. The Company may make discretionary contributions to the DCP, which contributions will be subject to a vesting schedule. Unless otherwise specified by the Company, such Company contributions will have a five-year ratable vesting schedule, subject to acceleration of vesting in the case of a change in control or the participant’s death, disability or retirement. Participants may make individual investment elections that will determine the rate of return on their cash deferral amounts under the DCP. Cash deferrals are only deemed to be invested in the investment options selected. The DCP does not provide any above-market returns or preferential earnings to participants, and, with the exception of Company contributions, the deferrals and their earnings are always 100% vested. Participants may elect, at the time they make their deferral elections, to receive in-service distributions or separation from service distributions. Distributions can be paid either as a lump sum payment or in substantially equal annual installments, over a period of up to five years for in-service distributions, or over a period of up to ten years for separation from service distributions. The DCP deferred liability was $849,000 and $512,000 at December 31, 2025 and 2024, respectively.
The Company elected the fair value option for Rabbi Trust portion of the DCP, and therefore, the investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as compensation (benefit) expense in our consolidated statements of income. Compensation (benefit) expense associated with the Rabbi Trust obligations is offset by loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. The LTE-DCP portion of the DCP had an immaterial expense amount recorded for the years ended December 31, 2025, 2024 and 2023.
Note 16 — Income Taxes
The income tax expense from continuing operations is as follows:

(Dollars in thousands)	Years Ended December 31,
Federal income taxes:	2025	2024	2023
Current	$22,920	$19,920	$(7,181)
Deferred	(4,393)	(1,425)	27,458
State income taxes:
Current	2,044	2,314	1,590
Deferred	(127)	(42)	256
Income tax expense	$20,444	$20,767	$22,123

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The Company’s effective income tax rates have historically differed from the applicable U.S. statutory rates of 21% at December 31, 2025, 2024 and 2023, due to the effect of state and local income taxes, low-income housing and qualified school construction bond tax credits, tax-exempt income from securities and life insurance policies and the income tax effects associated with stock-based compensation.
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is below:

	Year Ended December 31, 2025
(Dollars in thousands)	Amount	%
Federal statutory income tax	$20,085	21.00%
Effect of:
State and local income taxes, net of federal benefit (1)	1,484	1.55
Tax credits	(640)	(0.67)
Changes in valuation allowance	(15)	(0.02)
Nontaxable or nondeductible items:
Tax exempt interest income	(1,109)	(1.16)
Other	757	0.79
Other (<5%)	(118)	(0.11)
Total	$20,444	21.38%
____________________________
(1)State taxes in Mississippi and Texas made up the majority (greater than 50%) of the tax effect in this category.

	Years Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	%	Amount	%
Income taxes computed at statutory rate	$20,424	21.00%	$22,244	21.00%
Tax exempt revenue, net of nondeductible interest	(772)	(0.79)	(1,072)	(1.01)
Low-income housing tax credits, net of amortization	(539)	(0.55)	(758)	(0.72)
Other tax credits, net of add-backs	(1,063)	(1.09)	(1,218)	(1.15)
Bank-owned life insurance income	(196)	(0.20)	(182)	(0.17)
State income taxes, net of federal benefit	1,791	1.84	1,498	1.41
Stock-based compensation	525	0.54	632	0.60
Nondeductible expense	834	0.86	814	0.77
Other	(237)	(0.26)	165	0.16
Total income tax expense	$20,767	21.35%	$22,123	20.89%

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

(Dollars in thousands)	December 31,
Deferred tax assets:	2025	2024
Credit loss allowances	$21,881	$20,458
Deferred compensation and share-based compensation	8,369	8,244
Net operating loss carryforwards	1,887	1,699
Other	7	1
Self-funded insurance	593	119
Litigation reserve	613	854
Investments in limited partnerships	3,786	1,307
Other real estate owned	13	137
Lease obligations	55	48
Premium/discount on acquisitions	195	187
Deferred rent obligations	996	819
Gross deferred tax assets	38,395	33,873
Valuation allowance	(1,803)	(1,587)
Deferred tax assets net of valuation allowance	$36,592	$32,286

Deferred tax liabilities:
Basis difference in premises and equipment	$5,638	$6,864
Intangible assets	4,681	5,597
Deferred Income	5,501	3,302
Other	68	339
Gross deferred tax liabilities	15,888	16,102
Net deferred tax asset	$20,704	$16,184
At December 31, 2025, the Company had $1.9 million of Federal gross net operating net loss carryforwards and $34.6 million in gross state net operating losses carryforwards. Of these net loss carryforwards, $1.9 million in Federal gross net operating loss carryforwards acquired in previous business combinations are expiring between 2026 and 2028, and 99.2% of the $34.6 million in state net operating losses can be carried forward indefinitely with the remaining carryforwards expiring between 2032 and 2034. Due to limitations on the amounts of these losses that can be recognized annually, the Company has determined that it is more likely than not that some of these net operating loss carryforwards will expire unused and has established a $1.8 million valuation allowance related to these carryforwards.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in these taxing jurisdictions for the years before 2022.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Note 17 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(160,700)	$825	$(159,875)
Net change	39,054	(202)	38,852
Balance at December 31, 2023	$(121,646)	$623	$(121,023)
Net change	15,111	(117)	14,994
Balance at December 31, 2024	$(106,535)	$506	$(106,029)
Net change	52,109	(221)	51,888
Balance at December 31, 2025	$(54,426)	$285	$(54,141)
Note 18 — Capital and Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at December 31, 2025 and 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At December 31, 2025 and 2024, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

The actual capital amounts and ratios of the Company and the Bank at December 31, 2025 and 2024, are presented in the following table:

(Dollars in thousands) December 31, 2025	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,139,627	13.54%	$589,364	7.00%	N/A	N/A
Origin Bank	1,054,279	12.62	584,801	7.00	$543,029	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,155,628	13.73	715,658	8.50	N/A	N/A
Origin Bank	1,054,279	12.62	710,115	8.50	668,344	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,255,717	14.91	884,171	10.50	N/A	N/A
Origin Bank	1,154,368	13.82	877,205	10.50	835,433	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,155,628	11.86	389,648	4.00	N/A	N/A
Origin Bank	1,054,279	10.91	386,406	4.00	483,007	5.00
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,085,860	13.32	570,647	7.00	N/A	N/A
Origin Bank	1,075,768	13.29	566,620	7.00	526,147	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,101,766	13.52	692,929	8.50	N/A	N/A
Origin Bank	1,075,768	13.29	688,038	8.50	647,565	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,339,735	16.44	855,670	10.50	N/A	N/A
Origin Bank	1,239,644	15.31	850,353	10.50	809,860	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,101,766	11.08	397,635	4.00	N/A	N/A
Origin Bank	1,075,768	10.89	395,154	4.00	493,943	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $13.2 million at December 31, 2025.
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

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in three years but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
During the second half of 2025, the Company repurchased a total of 314,606 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $36.31, for an aggregate purchase price of $11.4 million, including broker commissions and applicable excise taxes. Year-to-date 2025, stock repurchases totaled 451,005 shares of common stock at an average price per share of $35.05, for an aggregate purchase price of $15.8 million, including broker commissions and applicable excise taxes. There were no stock repurchases during the year ended December 31, 2024.
Note 19 — Commitments and Contingencies
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) December 31, 2025
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$843,675	$762,261	$524,071	$137,736	$2,267,743
Standby letters of credit	214,588	7,530	21,673	—	243,791
Total off-balance sheet commitments	$1,058,263	$769,791	$545,744	$137,736	$2,511,534
December 31, 2024
Commitments to extend credit(1)	$776,568	$612,149	$238,791	$44,095	$1,671,603
Standby letters of credit	169,983	42,609	21,318	350	234,260
Total off-balance sheet commitments	$946,551	$654,758	$260,109	$44,445	$1,905,863
____________________________
(1)Includes $768.4 million and $773.1 million of unconditionally cancellable commitments at December 31, 2025 and 2024, respectively.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

At December 31, 2025, the Company held 44 unfunded letters of credit from the FHLB totaling $598.3 million, with expiration dates ranging from January 2, 2026, to September 22, 2027. At December 31, 2024, the Company held 37 unfunded letters of credit from the FHLB totaling $709.2 million, with expiration dates ranging from January 2, 2025, to September 22, 2027.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.5 million and $3.5 million at December 31, 2025 and 2024, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
During the year ended December 31, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. The activity involved the banker, who has since been terminated, facilitating transactions in and among certain customer accounts. As a result of this activity, the Company filed insurance claims and recognized $2.6 million of related insurance recoveries in other noninterest income for the year ended December 31, 2025.
Several of the loan relationships impacted by the activity were placed on non-accrual and, as a result, the Company recorded a provision for loan credit losses of $4.1 million during the year ended December 31, 2024. During the year ended December 31, 2025, there was a net increase of $1.3 million in recorded provision, primarily due to the ongoing litigation extending longer than initial expectations. Additionally, in conjunction with the investigation of this matter, the Company has maintained a contingency reserve of $2.8 million at December 31, 2025, which was established during the year ended December 31, 2024.
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
Note 20 — Related Party Transactions
Loans to executive officers, directors, and their affiliates at December 31, 2025 and 2024, were as follows:

(Dollars in thousands)	2025	2024
Balance, beginning of year	$52,919	$71,129
Advances	15,541	17,455
Principal repayments	(33,670)	(35,665)
Effect of changes in composition of related parties	(25,622)	—
Balance, end of year	$9,168	$52,919

Commitments to extend credit	$30,089	$4,123
None of the above loans were considered non-performing or potential problem loans. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.
The effect of changes in composition of related parties is primarily due to the resignation of one of our directors during the year ended December 31, 2025, which was first disclosed in our Current Report on Form 8-K filed on September 10, 2025, and discussed in subsequent filings. Additionally, Argent Financial Group, Inc. became a related party upon our purchase of additional shares which resulted in the application of the equity method of accounting. Please see Note 4 - Equity Method Investments in the notes to our consolidated financial statements for more information.

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

Deposits from related parties held by the Company at December 31, 2025 and 2024, amounted to $55.6 million and $21.6 million, respectively.
Note 21 — Condensed Parent Company Only Financial Statements
Financial statements of Origin Bancorp, Inc. (parent company only) are as follows:

(Dollars in thousands)	December 31,
Condensed Balance Sheets	2025	2024
Assets
Cash and cash equivalents	$32,731	$47,876
Investment in affiliates/subsidiaries	1,169,596	1,138,466
Other assets	64,020	53,001
Total assets	$1,266,347	$1,239,343
Liabilities and Stockholders’ Equity
Subordinated indebtedness, net	$16,544	$90,641
Accrued expenses and other liabilities	3,118	3,457
Total liabilities	19,662	94,098
Stockholders’ Equity
Common stock	154,762	155,988
Additional paid‑in capital	533,541	537,366
Retained earnings	612,523	557,920
Accumulated other comprehensive loss	(54,141)	(106,029)
Total stockholders’ equity	1,246,685	1,145,245
Total liabilities and stockholders’ equity	$1,266,347	$1,239,343

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Income	2025	2024	2023
Income:
Dividends from subsidiaries	$107,050	$36,250	$53,150
Other	10,296	5,802	10,945
Total income	117,346	42,052	64,095
Expenses:
Interest expense	4,746	4,670	7,515
Salaries and employee benefits	6,432	6,125	370
Other	1,337	1,835	1,708
Total expenses	12,515	12,630	9,593
Income before income taxes and equity in undistributed net income of subsidiaries	104,831	29,422	54,502
Income tax benefit (expense)	589	1,436	(943)
Income before equity in undistributed net income of subsidiaries	105,420	30,858	53,559
Excess of (dividends) over earnings from subsidiaries	(30,223)	45,634	30,241
Net income	$75,197	$76,492	$83,800

ORIGIN BANCORP, INC.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
Condensed Statements of Cash Flows	2025	2024	2023
Cash flows from operating activities:
Net income	$75,197	$76,492	$83,800
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,857	1,229	4,451
Excess of (dividends) over earnings from subsidiaries	30,223	(45,634)	(30,241)
Amortization of subordinated indebtedness discount including purchase accounting adjustment	1,003	224	220
Gain on equity securities without a readily determinable fair value	(6,972)	(5,188)	(10,096)
Gain on repurchase of subordinated indebtedness	—	(81)	(471)
Equity method investment (gain) loss	(2,415)	(61)	61
Other, net	73	(1,978)	(4,601)
Net cash provided by operating activities	98,966	25,003	43,123
Cash flows from investing activities:
Purchases of non-marketable equity securities held in other financial institutions	(1,420)	(12,373)	—
Capital calls on limited partnership investments	(2,617)	(982)	(2,454)
Payment for investments and advances to subsidiaries	(1,250)	—	—
Net cash used in investing activities	(5,287)	(13,355)	(2,454)
Cash flows from financing activities:
Repayments on short-term borrowings	—	—	(30,000)
Dividends paid	(18,872)	(18,745)	(18,567)
Cash received on exercise of stock options	954	1,874	3,140
Redemption/Repurchase of subordinated indebtedness	(75,100)	(34,599)	(4,729)
Maturities of subordinated indebtedness	—	—	(2,625)
Payment to repurchase common stock	(15,806)	—	—
Net cash used in financing activities	(108,824)	(51,470)	(52,781)
Net decrease in cash and cash equivalents	(15,145)	(39,822)	(12,112)
Cash and cash equivalents at beginning of year	47,876	87,698	99,810
Cash and cash equivalents at end of year	$32,731	$47,876	$87,698

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
Management’s annual report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). At December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “2013 Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting at December 31, 2025, based on the specified criteria. The effectiveness of our internal control over financial reporting at December 31, 2025, has been audited by Forvis Mazars, LLP (“Forvis”), an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 of this report.
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
Shareholders, Board of Directors, and Audit Committee
Origin Bancorp, Inc.

Opinion on the Internal Control over Financial Reporting
We have audited Origin Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 25, 2026

Item 9B.    Other Information
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.
Further information regarding security ownership of our 5% stockholders and our directors, director nominees and executive officers required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year end.

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
(3) Exhibits: See (b) below.
(b) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 28, 2020

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2020

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed April 10, 2018

4.2	Description of Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s 10-K for the year ended December 31, 2019

Instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 *	Origin Bancorp, Inc. 2012 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed for the quarter ended March 31, 2021

10.2 *	BT Holdings, Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 filed August 1, 2022

10.3 *	First Amendment to the 2012 Equity Incentive Plan for BT Holdings, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed August 1, 2022

10.4 *
2020 Restated Employment Agreement, dated February 27, 2020, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.5 to the Company’s 10-K for the year ended December 31, 2019

10.5 *
Amended and Restated Executive Salary Continuation Plan, effective May 1, 2008, between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2019

10.6 *
Executive Deferred Compensation Agreement, dated March 30, 2001, by and between Community Trust Bank and Drake Mills, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.7 *
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 25, 2018, by and among New York Life Insurance Company, Origin Bank and Drake Mills, incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed April 27, 2018

10.8*
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

10.10 *
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

10.12 *
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

10.16 *
Endorsement Split Dollar Life Insurance Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 31, 2019

10.17 *
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2018

10.18 *
Endorsement Split Dollar Life Insurance Agreement, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 21, 2018

10.19 *
Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore incorporated by reference to Exhibit 10.31 to the Company’s 10-K for the year ended December 31, 2020

10.20 *	Change in Control Agreement, dated September 24, 2025, among Origin Bank, Origin Bancorp, Inc. and Jimmy R. Crotwell

10.21 *	Form of Performance Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed February 22, 2023

10.22 *	Form of Restricted Stock Unit Agreement under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed February 22, 2023

10.23 *
Change in Control Agreement, dated February 22, 2022, among Origin Bank, Origin Bancorp, Inc. and Derek McGee, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed February 22, 2023

10.24 *	Change in Control Agreement, dated July 27, 2022, among Origin Bank, Origin Bancorp, Inc. and William Wallace, incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed July 27, 2022

10.25 *	Employment Agreement between Origin Bancorp, Inc., and Stephen Brolly, dated August 8, 2022, incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 27, 2022

10.26 *
Amendment to Employment Agreement, dated May 24, 2022, among BTH Bank, N.A, BT Holdings, Inc., and Lori Sirman, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed February 22, 2023

10.27 *	Second Amendment to the Employment Agreement, dated January 1, 2025, among Origin Bank and Lori Sirman, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed February 27, 2025

10.28 *	Origin Bancorp, Inc., Origin Bank Nonqualified Deferred Compensation Plan, dated December 8, 2022, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed February 22, 2023

10.29 *	Origin Bancorp, Inc., Origin Bank Long Term Equity Deferred Compensation Plan, dated December 8, 2022, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed February 22, 2023

10.30 *
Form of Incentive Agreement for Performance Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed February 22, 2023

10.31 *
Form of Incentive Agreement for Restricted Stock Unit Award under the Origin Bancorp, Inc. 2012 Stock Incentive Plan, dated December 13, 2022, by and between Origin Bancorp, Inc. and Drake Mills, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed February 22, 2023

10.32 *	Origin Bancorp, Inc. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2021

10.33 *	Origin Bancorp, Inc. Omnibus Incentive Plan incorporated by reference to Appendix A to the Company's Definitive Proxy Statement Schedule 14 A filed March 14, 2024

Exhibit Number	Description

10.34 *
Form of Incentive Agreement for Director Restricted Stock Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2024

10.35 *
Form of Incentive Agreement for Restricted Stock Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2024

10.36 *	Form of Incentive Agreement for Performance Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2024

19	Insider Trading Policy incorporated by reference to Exhibit 19 to the Company’s Form 10-K filed February 27, 2025

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Origin Bancorp, Inc. Clawback Policy, dated October 2, 2023 incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed February 28, 2024

101
The following financial information from Origin Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, is formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

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

Origin Bancorp, Inc.
(Registrant)
Date: February 25, 2026	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Drake Mills	February 25, 2026
Drake Mills, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ William J. Wallace, IV	February 25, 2026
William J. Wallace, IV, Chief Financial Officer/Senior Executive Officer (Principal Financial Officer)

/s/ Stephen H. Brolly	February 25, 2026
Stephen H. Brolly, Chief Accounting Officer/Senior Executive Officer (Principal Accounting Officer)

/s/ James S. D’Agostino	February 25, 2026
James S. D’Agostino, Director

/s/ James E. Davison, Jr.	February 25, 2026
James E. Davison, Jr., Director

/s/ A. La’Verne Edney	February 25, 2026
A. La’Verne Edney, Director

/s/ Meryl Farr	February 25, 2026
Meryl Farr, Director

/s/ Richard Gallot, Jr.	February 25, 2026
Richard Gallot, Jr., Director

/s/ Stacey W. Goff	February 25, 2026
Stacey W. Goff, Director

/s/ Cecil Jones	February 25, 2026
Cecil Jones, Director

/s/ Michael A. Jones	February 25, 2026
Michael A. Jones, Director

/s/ Gary E. Luffey	February 25, 2026
Gary E. Luffey, Director