Form 10-K/A
period 2025-12-31
Origin Bancorp, Inc.
filed 2026-04-30
CIK 1516912

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Company's Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission on February 25, 2026 (the “2025 Form 10-K”). This Amendment No. 1 is being filed solely to include the signature of our independent registered public accounting firm, Forvis Mazars, LLP, which was inadvertently omitted from the consent, which is filed herewith as Exhibit 23.1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof.

This Amendment No. 1 does not modify or update the disclosures set forth in the original filing, including the financial statements and notes to the financial statements set forth in the 2025 Form 10-K.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this Report:
(1) Financial Statements: The consolidated financial statements of the Company were previously submitted with the original filing of the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2026.
(2) Financial Statement Schedules: All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.
(3) Exhibits: The documents included in the Exhibits index below are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K). See (b) below.
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
10.11 *
§409A Amended & Restated Executive Salary Continuation Agreement, dated December 13, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.12 *
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated September 4, 2002, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.13 *
Amendment to the Life Insurance Endorsement Split Dollar Plan Agreement, dated December 8, 2008, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.14 *
Amendment to the Life Insurance Endorsement Method Split Dollar Plan Agreement, dated December 18, 2009, by and between Community Trust Bank and M. Lance Hall, incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 19, 2018

10.15 *
Executive Supplemental Income Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 31, 2019

10.16 *
Endorsement Split Dollar Life Insurance Agreement, dated October 29, 2019, by and between Origin Bank and M. Lance Hall, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 31, 2019

10.17 *
Supplemental Executive Retirement Plan, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2018

10.18 *
Endorsement Split Dollar Life Insurance Agreement, dated August 17, 2018, by and between Origin Bank and Stephen H. Brolly, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 21, 2018

10.19 *
Change in Control Agreement, dated March 28, 2018, among Origin Bank, Origin Bancorp, Inc. and Preston Moore incorporated by reference to Exhibit 10.31 to the Company’s 10-K for the year ended December 31, 2020

10.20 *
Change in Control Agreement, dated September 24, 2025, among Origin Bank, Origin Bancorp, Inc. and Jimmy R. Crotwell, incorporated by reference to Exhibit 10.20 to the Company's original Form 10-K filed February 25, 2026

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

10.32 *	Origin Bancorp, Inc. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2021

Exhibit Number	Description
10.33 *	Origin Bancorp, Inc. Omnibus Incentive Plan incorporated by reference to Appendix A to the Company's Definitive Proxy Statement Schedule 14 A filed March 14, 2024

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

10.36 *	Form of Incentive Agreement for Performance Unit Awards under the Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2024

19	Insider Trading Policy incorporated by reference to Exhibit 19 to the Company’s Form 10-K filed February 27, 2025

21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Company's original Form 10-K filed February 25, 2026

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Origin Bancorp, Inc. Clawback Policy, dated October 2, 2023, incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed February 28, 2024

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

Origin Bancorp, Inc.
(Registrant)
Date: April 30, 2026	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer