Form 10-Q
period 2026-03-31
Origin Bancorp, Inc.
filed 2026-05-06
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,904,093 shares of Common Stock, par value $5.00 per share, were issued and outstanding at April 30, 2026.

ORIGIN BANCORP, INC.
FORM 10-Q
MARCH 31, 2026

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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Cash and due from banks	$90,641	$73,122
Interest-earning deposits in banks	575,562	351,095
Total cash and cash equivalents	666,203	424,217
Securities:
Available for sale	1,151,402	1,117,176
Held to maturity, net of allowance for credit losses of $40 and $41 at March 31, 2026, and December 31, 2025, respectively (fair value of $9,016 and $9,607 at March 31, 2026, and December 31, 2025, respectively)	10,557	10,559
Securities carried at fair value through income	6,197	6,215
Total securities	1,168,156	1,133,950
Non-marketable equity securities held in other financial institutions	31,193	31,069
Equity method investments	66,091	67,502
Loans held for sale	2,935	1,032
Loans, net of allowance for credit losses of $99,015 and $96,782 at March 31, 2026, and December 31, 2025, respectively	7,765,206	7,574,135
Premises and equipment, net	126,916	124,249
Cash surrender value of bank-owned life insurance	41,968	41,726
Goodwill	128,679	128,679
Other intangible assets, net	31,877	33,362
Accrued interest receivable and other assets	158,920	164,801
Total assets	$10,188,144	$9,724,722
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$2,062,982	$1,979,875
Interest-bearing deposits	5,895,932	5,497,920
Time deposits	797,354	829,452
Total deposits	8,756,268	8,307,247
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	12,609	19,050
Subordinated indebtedness, net	16,569	16,544
Accrued expenses and other liabilities	142,423	135,196
Total liabilities	8,927,869	8,478,037
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,879,462 and 30,952,428 shares issued at March 31, 2026, and December 31, 2025, respectively)	154,397	154,762
Additional paid‑in capital	532,773	533,541
Retained earnings	633,949	612,523
Accumulated other comprehensive loss	(60,844)	(54,141)
Total stockholders’ equity	1,260,275	1,246,685
Total liabilities and stockholders’ equity	$10,188,144	$9,724,722
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income
Interest and fees on loans	$114,161	$117,075
Investment securities-taxable	8,776	8,076
Investment securities-nontaxable	1,486	968
Interest and dividend income on assets held in other financial institutions	6,873	6,424
Total interest and dividend income	131,296	132,543
Interest expense
Interest-bearing deposits	43,702	51,779
FHLB advances and other borrowings	111	96
Subordinated indebtedness	239	2,209
Total interest expense	44,052	54,084
Net interest income	87,244	78,459
Provision for credit losses	4,965	3,444
Net interest income after provision for credit losses	82,279	75,015
Noninterest income
Insurance commission and fee income	9,597	7,927
Service charges and fees	4,951	4,716
Other fee income	2,295	2,301
Mortgage banking revenue	563	915
Swap fee income	54	533
Equity method investment loss	(1,517)	(1,692)
Other income	852	902
Total noninterest income	16,795	15,602
Noninterest expense
Salaries and employee benefits	38,397	37,731
Occupancy and equipment, net	6,984	8,544
Data processing	4,050	2,957
Office and operations	2,937	2,972
Professional services	2,649	1,250
Intangible asset amortization	1,485	1,761
Electronic banking	1,442	1,354
Advertising and marketing	1,360	1,133
Regulatory assessments	1,335	1,392
Loan-related expense	895	599
Other expense	2,263	2,375
Total noninterest expense	63,797	62,068
Income before income tax expense	35,277	28,549
Income tax expense	7,584	6,138
Net income	$27,693	$22,411
Basic earnings per common share	$0.89	$0.72
Diluted earnings per common share	0.89	0.71
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$27,693	$22,411
Other comprehensive (loss) income
Securities available for sale and transferred securities:
Net unrealized holding (loss) gain arising during the period	(8,414)	19,842
Reclassification adjustment for net loss included in net income	—	—
Change in the net unrealized (loss) gain on available for sale investment securities, before tax	(8,414)	19,842
Net loss realized as a yield adjustment in interest on transferred investment securities	(3)	(3)
Change in the net unrealized (loss) gain on investment securities, before tax	(8,417)	19,839
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(1,769)	4,166
Change in the net unrealized (loss) gain on investment securities, net of tax	(6,648)	15,673
Cash flow hedges:
Reclassification adjustment for net gain included in net income	(69)	(69)
Income tax benefit related to reclassification adjustment on cash flow hedges	(14)	(14)
Change in cash flow hedges, net of tax	(55)	(55)
Other comprehensive (loss) income, net of tax	(6,703)	15,618
Comprehensive income	$20,990	$38,029
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at January 1, 2025	31,197,574	$155,988	$537,366	$557,920	$(106,029)	$1,145,245
Net income	—	—	—	22,411	—	22,411
Other comprehensive income, net of tax	—	—	—	—	15,618	15,618
Stock-based compensation expense	—	—	1,815	—	—	1,815
Stock-based compensation shares issued, net of shares withheld	31,476	157	(734)	—	—	(577)
Exercise of stock options, net of shares withheld	14,956	75	343	—	—	418
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,753)	—	(4,753)
Balance at March 31, 2025	31,244,006	$156,220	$538,790	$575,578	$(90,411)	$1,180,177

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2026	30,952,428	$154,762	$533,541	$612,523	$(54,141)	$1,246,685
Net income	—	—	—	27,693	—	27,693
Other comprehensive loss, net of tax	—	—	—	—	(6,703)	(6,703)
Stock-based compensation expense	—	—	2,404	—	—	2,404
Stock-based compensation shares issued, net of shares withheld	27,215	136	(729)	—	—	(593)
Exercise of stock options	65,319	327	1,963	—	—	2,290
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,669)	—	(4,669)
Repurchase of Common Stock	(165,500)	(828)	(4,406)	(1,598)	—	(6,832)
Balance at March 31, 2026	30,879,462	$154,397	$532,773	$633,949	$(60,844)	$1,260,275

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$27,693	$22,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,965	3,444
Depreciation and amortization	3,784	5,251
Net amortization on securities	(29)	696
Amortization of net premium/discount on purchased loans	29	19
Amortization of investments in tax credit funds	252	279
Equity method investment loss	1,517	1,692
Deferred income tax expense	1,137	1,180
Stock-based compensation expense	2,404	1,815
Originations of mortgage loans held for sale	(26,925)	(36,616)
Proceeds from mortgage loans held for sale	24,901	36,648
Gain on mortgage loans held for sale	(508)	(960)
Net gain on disposals of premises and equipment	—	(75)
Increase in the cash surrender value of life insurance	(242)	(389)
Employee Retention Credit received	—	1,863
Net loss on sales and write-downs of other real estate owned	25	515
Net change in operating leases	(17)	275
Decrease in other assets	2,939	794
Increase (decrease) in other liabilities	10,956	(3,279)
Net cash provided by operating activities	52,881	35,563
Cash flows from investing activities:
Purchases of securities available for sale	(1,588,125)	(72,377)
Maturities and pay downs of securities available for sale	1,532,908	27,183
Proceeds from sales and calls of securities available for sale	12,651	5,504
Purchase of non-marketable equity securities held in other financial institutions	(61)	(34)
Originations of mortgage warehouse loans	(2,435,323)	(1,931,472)
Proceeds from pay-offs of mortgage warehouse loans	2,441,814	1,876,421
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(203,046)	40,496
Purchase of other intangibles	—	(2,500)
Proceeds from bank-owned life insurance	—	208
Return of capital and other distributions from equity method investments	—	173
Return of capital and other distributions from cost method investments	8	9
Capital calls on limited partnership investments	(203)	(2,217)
Purchases of premises and equipment	(4,966)	(753)
Proceeds from sales of premises and equipment	—	111
Proceeds from sales of other real estate owned	107	1,213
Net cash used in investing activities	(244,236)	(58,035)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Net increase in deposits	$449,021	$115,292
Repayments of long-term FHLB advances	(73)	(70)
Redemption/Repurchase of subordinated indebtedness	—	(72,593)
Proceeds from other short-term borrowings	82,285	116,724
Repayments of other short-term borrowings	(82,285)	(116,724)
Net (decrease) increase in securities sold under agreements to repurchase	(6,368)	98
Dividends paid	(4,697)	(4,752)
Cash received from exercise of stock options	2,290	450
Common stock repurchased	(6,832)	—
Net cash provided by financing activities	433,341	38,425
Net increase in cash and cash equivalents	241,986	15,953
Cash and cash equivalents at beginning of period	424,217	470,249
Cash and cash equivalents at end of period	$666,203	$486,202

Interest paid	$44,420	$55,476
Income taxes (refunded) paid, total	(361)	1,346

Significant non-cash transactions:
Real estate acquired in settlement of loans	445	—
Recognition of operating right-of-use assets	35	546
Recognition of operating lease liabilities	43	515
Impairment of right-of-use assets due to branch closures	(38)	(332)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 57 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC.
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
The consolidated financial statements in this quarterly report on Form 10-Q have not been audited by an independent registered public accounting firm, excluding the figures as of December 31, 2025, but in the opinion of management, reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. These consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K (“2025 Form 10-K”) filed with the SEC. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year.
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
Effect of Recently Adopted Accounting Standards
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
1.Management has authorized and committed to funding the software project.
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
ASU No. 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements — The amendments in this Update address five targeted hedge accounting issues, including 1) similar risk assessment for cash flow hedges, 2) hedging forecasted interest payments on Choose-Your-Rate Debt Instruments, 3) cash flow hedges of nonfinancial forecasted transactions, 4) net written options as hedging instruments, and 5) foreign-currency denominated debt instrument as hedging instrument and hedged item.
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

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
Numerator:	2026	2025
Net income	$27,693	$22,411
Denominator:
Weighted average common shares outstanding	30,942,565	31,205,752
Dilutive effect of stock-based awards	260,783	206,258
Weighted average diluted common shares outstanding	31,203,348	31,412,010

Basic earnings per common share	$0.89	$0.72
Diluted earnings per common share	0.89	0.71
There were 57,969 and 146,238 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three months ended March 31, 2026 and 2025, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$319,330	$658	$(32,860)	$287,128	$—	$287,128
Corporate bonds	53,682	379	(1,737)	52,324	—	52,324
U.S. treasury and government agency securities	3,714	—	(636)	3,078	—	3,078
Commercial mortgage-backed securities	20,011	11	(1,712)	18,310	—	18,310
Residential mortgage-backed securities	481,428	2,281	(29,569)	454,140	—	454,140
Commercial collateralized mortgage obligations	85,225	330	(1,110)	84,445	—	84,445
Residential collateralized mortgage obligations	265,359	805	(14,187)	251,977	—	251,977
Total	$1,228,749	$4,464	$(81,811)	$1,151,402	$—	$1,151,402
Held to maturity:
State and municipal securities	$10,597	$—	$(1,581)	$9,016	$(40)	$10,557
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,197	$—	$6,197

December 31, 2025
Available for sale:
State and municipal securities	$323,255	$1,183	$(29,554)	$294,884	$—	$294,884
Corporate bonds	57,129	367	(1,792)	55,704	—	55,704
U.S. treasury and government agency securities	3,832	1	(693)	3,140	—	3,140
Commercial mortgage-backed securities	16,982	21	(1,717)	15,286	—	15,286
Residential mortgage-backed securities	478,875	4,539	(28,929)	454,485	—	454,485
Commercial collateralized mortgage obligations	83,143	712	(1,062)	82,793	—	82,793
Residential collateralized mortgage obligations	222,893	1,085	(13,094)	210,884	—	210,884
Total	$1,186,109	$7,908	$(76,841)	$1,117,176	$—	$1,117,176
Held to maturity:
State and municipal securities	$10,600	$—	$(993)	$9,607	$(41)	$10,559
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,215	$—	$6,215
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at March 31, 2026, and December 31, 2025 aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) March 31, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$34,399	$(560)	$200,678	$(32,300)	$235,077	$(32,860)
Corporate bonds	15,864	(91)	23,438	(1,646)	39,302	(1,737)
U.S. treasury and government agency securities	—	—	3,041	(636)	3,041	(636)
Commercial mortgage-backed securities	3,056	(39)	13,775	(1,673)	16,831	(1,712)
Residential mortgage-backed securities	46,028	(539)	228,498	(29,030)	274,526	(29,569)
Commercial collateralized mortgage obligations	5,417	(19)	12,702	(1,091)	18,119	(1,110)
Residential collateralized mortgage obligations	77,545	(598)	90,639	(13,589)	168,184	(14,187)
Total	$182,309	$(1,846)	$572,771	$(79,965)	$755,080	$(81,811)
Held to maturity:
State and municipal securities	$—	$—	$9,016	$(1,581)	$9,016	$(1,581)

December 31, 2025
Available for sale:
State and municipal securities	$17,469	$(158)	$216,568	$(29,396)	$234,037	$(29,554)
Corporate bonds	4,006	(29)	33,324	(1,763)	37,330	(1,792)
U.S. treasury and government agency securities	117	(1)	2,973	(692)	3,090	(693)
Commercial mortgage-backed securities	—	—	13,797	(1,717)	13,797	(1,717)
Residential mortgage-backed securities	20,436	(255)	240,923	(28,674)	261,359	(28,929)
Commercial collateralized mortgage obligations	—	—	15,180	(1,062)	15,180	(1,062)
Residential collateralized mortgage obligations	—	—	93,659	(13,094)	93,659	(13,094)
Total	$42,028	$(443)	$616,424	$(76,398)	$658,452	$(76,841)
Held to maturity:
State and municipal securities	$—	$—	$9,607	$(993)	$9,607	$(993)
At March 31, 2026, the Company had 410 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at March 31, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.
The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Three Months Ended March 31,
Allowance for credit losses:	2026	2025
Beginning balance	$41	$50
Recovery for credit losses for held to maturity securities	(1)	(1)
Balance at March 31,	$40	$49

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at March 31, 2026, or December 31, 2025. Accrued interest on securities of $5.6 million and $5.9 million at March 31, 2026, and December 31, 2025, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Proceeds from sales/calls	$12,651	$5,504
Gross realized gains	—	—
Gross realized losses	—	—
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2026, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
March 31, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$4,978	$4,973
Due after one year through five years	5,140	4,322	37,440	35,737
Due after five years through ten years	5,457	4,694	178,457	161,587
Due after ten years	—	—	155,851	140,233
Commercial mortgage-backed securities	—	—	20,011	18,310
Residential mortgage-backed securities	—	—	481,428	454,140
Commercial collateralized mortgage obligations	—	—	85,225	84,445
Residential collateralized mortgage obligations	—	—	265,359	251,977
Total	$10,597	$9,016	$1,228,749	$1,151,402
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Carrying value of securities pledged to secure public deposits	$672,139	$671,626
Carrying value of securities pledged to repurchase agreements	21,072	22,405
The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of certain available-for-sale securities. See Note 6 — Derivative Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Loans held for sale	$2,935	$1,032
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,510,578	$2,523,905
Construction/land/land development	641,273	611,220
Single-family residential real estate	1,442,792	1,444,611
Multifamily residential real estate	555,527	553,149
Total real estate	5,150,170	5,132,885
Commercial and industrial	2,173,126	1,989,218
Mortgage warehouse lines of credit	522,290	528,781
Consumer	18,635	20,033
Total LHFI(2)	7,864,221	7,670,917
Less: Allowance for loan credit losses (“ALCL”)	99,015	96,782
LHFI, net	$7,765,206	$7,574,135
____________________________
(1)Includes owner-occupied commercial real estate of $999.4 million and $1.00 billion at March 31, 2026, and December 31, 2025 respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $11.3 million and $10.6 million at March 31, 2026, and December 31, 2025, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. The Company held approximately $5.2 million and $5.4 million of unpaid principal balance PCD loans at March 31, 2026 and December 31, 2025, respectively.
Please see Note 1 — Significant Accounting Policies included in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at March 31, 2026, and gross charge-offs for the three months ended March 31, 2026, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at March 31, 2026.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$115,235	$557,711	$186,786	$292,642	$680,402	$580,065	$60,796	$2,473,637
Special mention	—	—	—	—	—	1,581	—	1,581
Classified	—	4,692	9,254	10,227	4,210	6,727	250	35,360
Total commercial real estate loans	$115,235	$562,403	$196,040	$302,869	$684,612	$588,373	$61,046	$2,510,578
Year-to-date gross charge-offs	$—	$—	$—	$56	$200	$519	$—	$775

Construction/land/land development:
Pass	$45,666	$274,078	$75,178	$63,349	$65,463	$51,223	$33,885	$608,842
Classified	654	124	2,927	6,350	11,370	4,868	6,138	32,431
Total construction/land/land development loans	$46,320	$274,202	$78,105	$69,699	$76,833	$56,091	$40,023	$641,273

Single-family residential real estate:
Pass	$54,649	$201,820	$88,643	$200,935	$344,378	$389,307	$118,464	$1,398,196
Classified	302	2,692	1,159	9,450	22,755	8,071	167	44,596
Total single-family residential real estate loans	$54,951	$204,512	$89,802	$210,385	$367,133	$397,378	$118,631	$1,442,792
Year-to-date gross charge-offs	$—	$—	$3	$14	$15	$—	$—	$32

Multi-family residential real estate:
Pass	$67,491	$142,327	$17,689	$58,467	$183,816	$84,132	$1,369	$555,291
Classified	—	236	—	—	—	—	—	236
Total multi-family residential real estate loans	$67,491	$142,563	$17,689	$58,467	$183,816	$84,132	$1,369	$555,527

Commercial and industrial:
Pass	$174,904	$405,079	$139,044	$149,837	$78,024	$72,453	$1,111,549	$2,130,890
Special mention	—	—	—	—	487	—	845	1,332
Classified	370	10,337	3,932	2,726	6,968	632	15,939	40,904
Total commercial and industrial loans	$175,274	$415,416	$142,976	$152,563	$85,479	$73,085	$1,128,333	$2,173,126
Year-to-date gross charge-offs	$—	$20	$5	$16	$—	$95	$2,868	$3,004

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$522,290	$522,290

Consumer:
Pass	$1,993	$6,732	$3,123	$1,354	$277	$73	$5,018	$18,570
Classified	—	4	31	16	11	—	3	65
Total consumer loans	$1,993	$6,736	$3,154	$1,370	$288	$73	$5,021	$18,635
Year-to-date gross charge-offs	$—	$22	$106	$2	$2	$—	$20	$152

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

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$566,147	$211,520	$302,448	$718,350	$323,489	$310,901	$61,123	$2,493,978
Special mention	—	—	—	6,225	—	1,602	—	7,827
Classified	529	8,146	4,887	1,664	2,136	4,638	100	22,100
Total commercial real estate loans	$566,676	$219,666	$307,335	$726,239	$325,625	$317,141	$61,223	$2,523,905
Year-to-date gross charge-offs	$—	$—	$10	$—	$34	$427	$257	$728

Construction/land/land development:
Pass	$235,134	$84,044	$88,060	$80,150	$57,982	$5,828	$34,246	$585,444
Classified	124	723	3,996	11,242	2,727	826	6,138	25,776
Total construction/land/land development loans	$235,258	$84,767	$92,056	$91,392	$60,709	$6,654	$40,384	$611,220

Single-family residential real estate:
Pass	$207,545	$95,844	$207,189	$355,335	$191,161	$219,513	$114,688	$1,391,275
Classified	4,476	836	14,060	24,756	4,305	4,857	46	53,336
Total residential real estate loans	$212,021	$96,680	$221,249	$380,091	$195,466	$224,370	$114,734	$1,444,611
Year-to-date gross charge-offs	$—	$36	$86	$267	$—	$—	$100	$489

Multifamily residential real estate:
Pass	$188,102	$17,847	$58,625	$200,912	$59,824	$26,320	$1,276	$552,906
Classified	243	—	—	—	—	—	—	243
Total residential real estate loans	$188,345	$17,847	$58,625	$200,912	$59,824	$26,320	$1,276	$553,149

Commercial and industrial:
Pass	$425,600	$151,628	$158,442	$81,585	$54,154	$29,762	$1,039,561	$1,940,732
Special mention	—	—	—	1,434	—	—	1,063	2,497
Classified	7,115	4,267	4,219	7,121	301	529	22,437	45,989
Total commercial and industrial loans	$432,715	$155,895	$162,661	$90,140	$54,455	$30,291	$1,063,061	$1,989,218
Year-to-date gross charge-offs	$131	$2,958	$553	$4,206	$757	$1,746	$33,340	$43,691

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$528,781	$528,781

Consumer:
Pass	$8,621	$3,625	$1,587	$348	$96	$25	$5,547	$19,849
Classified	—	134	19	16	—	—	15	184
Total consumer loans	$8,621	$3,759	$1,606	$364	$96	$25	$5,562	$20,033
Year-to-date gross charge-offs	$14	$23	$24	$2	$—	$20	$91	$174

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	March 31, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	30-89 Days Past Due and Still Accruing	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$3,690	$7,779	$11,469	$2,499,109	$2,510,578	$3,097	$—
Construction/land/land development	17	2,416	10,529	12,962	628,311	641,273	17	—
Single-family residential real estate	13,773	3,394	18,545	35,712	1,407,080	1,442,792	10,890	—
Multifamily residential real estate	1,167	—	—	1,167	554,360	555,527	1,167	—
Total real estate	14,957	9,500	36,853	61,310	5,088,860	5,150,170	15,171	—
Commercial and industrial	2,399	498	7,645	10,542	2,162,584	2,173,126	2,336	—
Mortgage warehouse lines of credit	—	—	—	—	522,290	522,290	—	—
Consumer	94	36	2	132	18,503	18,635	117	—
Total LHFI	$17,450	$10,034	$44,500	$71,984	$7,792,237	$7,864,221	$17,624	$—

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	30-89 Days Past Due and Still Accruing	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$4,203	$9,884	$14,087	$2,509,818	$2,523,905	$4,203	$—
Construction/land/land development	137	45	14,484	14,666	596,554	611,220	108	—
Single-family residential real estate	9,912	3,333	22,368	35,613	1,408,998	1,444,611	9,114	—
Multifamily residential real estate	—	—	—	—	553,149	553,149	—	—
Total real estate	10,049	7,581	46,736	64,366	5,068,519	5,132,885	13,425	—
Commercial and industrial	895	254	7,792	8,941	1,980,277	1,989,218	1,149	—
Mortgage warehouse lines of credit	—	—	—	—	528,781	528,781	—	—
Consumer	127	63	104	294	19,739	20,033	190	—
Total LHFI	$11,071	$7,898	$54,632	$73,601	$7,597,316	$7,670,917	$14,764	$—
The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $29.4 million and $28.9 million at March 31, 2026, and December 31, 2025, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2026
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$18,929	$7,219	$9,525	$4,963	$54,496	$913	$737	$96,782
Charge-offs	775	—	32	—	3,004	—	152	3,963
Recoveries	—	—	2	—	1,182	—	2	1,186
Provision(1)	1,234	(223)	298	1,848	1,753	85	15	5,010
Ending balance	$19,388	$6,996	$9,793	$6,811	$54,427	$998	$602	$99,015
Average balance	$2,506,193	$628,332	$1,448,774	$549,475	$2,076,837	$406,072	$19,823	$7,635,506
Net charge-offs to loan average balance (annualized)	0.13%	—%	0.01%	—%	0.36%	—%	3.07%	0.15%

____________________________
(1)The $5.0 million provision for credit losses on the consolidated statements of income includes a $5.0 million provision for loan credit losses, a $44,000 and $1,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the three months ended March 31, 2026.

	Three Months Ended March 31, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$8,623	$3,831	$53,449	$501	$712	$91,060
Charge-offs	257	—	—	—	4,561	—	30	4,848
Recoveries	13	—	3	43	2,042	—	19	2,120
Provision(1)	(117)	(562)	323	204	3,832	(79)	78	3,679
Ending balance	$16,185	$6,836	$8,949	$4,078	$54,762	$422	$779	$92,011
Average balance	$2,448,099	$821,754	$1,438,618	$471,304	$2,004,034	$289,521	$22,709	$7,496,039
Net charge-offs to loan average balance (annualized)	0.04%	—%	—%	(0.04)%	0.51%	—%	0.20%	0.15%

____________________________
(1)The $3.4 million provision for credit losses on the consolidated statements of income includes a $3.7 million provision for loan credit losses, a $233,000 and $1,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the three months ended March 31, 2025.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans:

	March 31, 2026
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Commercial and Industrial	Total
Real Estate	$6,071	$206	$11,585	$—	$17,862
Accounts Receivable	—	—	—	189	189
Other	—	—	—	193	193
Total	$6,071	$206	$11,585	$382	$18,244
ALCL Allocation	$—	$—	$95	$—	$95

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Commercial and Industrial	Total
Real Estate	$4,409	$206	$14,803	$—	$19,418
Accounts Receivable	—	—	—	189	189
Equipment	—	—	—	119	119
Other	—	—	—	206	206
Total	$4,409	$206	$14,803	$514	$19,932
ALCL Allocation	$—	$—	$61	$—	$61
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commercial real estate	$13,663	$11,167	$19,891	$13,212
Construction/land/land development	12,845	8,139	19,427	16,388
Single-family residential real estate	32,355	33,418	37,809	39,480
Total real estate	58,863	52,724	77,127	69,080
Commercial and industrial	1,638	870	10,074	11,919
Consumer	—	—	65	185
Total nonaccrual loans	$60,501	$53,594	$87,266	$81,184
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the three months ended March 31, 2026 and 2025.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three months ended March 31, 2026 and 2025:

	Amortized Cost Basis at March 31, 2026
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$5,148	0.21%	$6,190	0.25%
Construction/land/land development	4,107	0.64	42	0.01
Single-family residential real estate	487	0.03	1,158	0.08
Total real estate	9,742	0.19	7,390	0.14
Commercial and industrial	10,352	0.48	30	—
Total	$20,094	0.26	$7,420	0.09

	Amortized Cost Basis at March 31, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$721	0.03%
Construction/land/land development	133	0.02
Single-family residential real estate	415	0.03
Total real estate	1,269	0.02
Commercial and industrial	18,555	0.92
Total	$19,824	0.26

The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 4.2 months to the life of the modified loans	Delayed payment of weighted average 8.8 months
Construction/land/land development	Added a weighted average 7.9 months to the life of the modified loans	Delayed payment of weighted average 3.0 months
Single-family residential real estate	Added a weighted average 13.7 months to the life of the modified loans	Delayed payment of weighted average 3.7 months
Commercial and industrial	Added a weighted average 4.6 months to the life of the modified loans	Delayed payment of weighted average 3.0 months

Three Months Ended March 31, 2025
Term Extension
Commercial real estate	Added a weighted average 6.0 months to the life of the modified loans
Construction/land/land development	Added a weighted average 5.9 months to the life of the modified loans
Single-family residential real estate	Added a weighted average 28.8 months to the life of the modified loans
Commercial and industrial	Added a weighted average 5.5 months to the life of the modified loans

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table depicts the performance of loans that have been modified during the last twelve months ended March 31, 2026 and 2025:

	Payment Status (Amortized Cost Basis)
	March 31, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$13,842	$269	$110
Construction/land/land development	9,877	4	—
Single-family residential real estate	3,007	210	—
Total real estate	26,726	483	110
Commercial and industrial	27,903	545	—
Consumer	69	—	—
Total LHFI	$54,698	$1,028	$110

	Payment Status (Amortized Cost Basis)
	March 31, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,265	$—	$—
Construction/land/land development	133	206	—
Single-family residential real estate	911	643	—
Total real estate	3,309	849	—
Commercial and industrial(1)	22,144	1,088	419
Consumer	—	3	—
Total LHFI	$25,453	$1,940	$419
____________________________
(1)Does not include the loans impacted by the questioned activity as a result of not meeting the modification criteria as described in the Accounting Standards Codification 310-10-50-36, “Modifications”.

At March 31, 2026, and December 31, 2025, the Company had $458,000 and $52,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The tables below provide the details of loans to borrowers experiencing financial difficulty that experienced a payment default during the three months ended March 31, 2026 and 2025, and were modified in the twelve months prior to that default:

	At or For the Three Months Ended March 31, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Commercial real estate	$1,516	$2,004
Commercial and industrial	324	2,874
Total	$1,840	$4,878

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	At or For the Three Months Ended March 31, 2025
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at March 31, 2026, and December 31, 2025 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during the periods presented.

	March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$257,537	$29,591	$287,128
Corporate bonds	—	51,324	1,000	52,324
U.S. government agency securities	—	3,078	—	3,078
Commercial mortgage-backed securities	—	18,310	—	18,310
Residential mortgage-backed securities	—	454,140	—	454,140
Commercial collateralized mortgage obligations	—	84,445	—	84,445
Residential collateralized mortgage obligations	—	251,977	—	251,977
Securities available for sale	—	1,120,811	30,591	1,151,402
Securities carried at fair value through income	—	—	6,197	6,197
Rabbi Trust assets	1,050	—	—	1,050
Other assets - derivatives	—	11,199	—	11,199
Total recurring fair value measurements - assets	$1,050	$1,132,010	$36,788	$1,169,848

Other liabilities - derivatives	—	(11,255)	—	(11,255)
Total recurring fair value measurements - liabilities	$—	$(11,255)	$—	$(11,255)

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$261,042	$33,842	$294,884
Corporate bonds	—	54,704	1,000	55,704
U.S. government agency securities	—	3,140	—	3,140
Commercial mortgage-backed securities	—	15,286	—	15,286
Residential mortgage-backed securities	—	454,485	—	454,485
Commercial collateralized mortgage obligations	—	82,793	—	82,793
Residential collateralized mortgage obligations	—	210,884	—	210,884
Securities available for sale	—	1,082,334	34,842	1,117,176
Securities carried at fair value through income	—	—	6,215	6,215
Rabbi Trust assets	839	—	—	839
Other assets - derivatives	—	13,152	—	13,152
Total recurring fair value measurements - assets	$839	$1,095,486	$41,057	$1,137,382

Other liabilities - derivatives	—	(13,491)	—	(13,491)
Total recurring fair value measurements - liabilities	$—	$(13,491)	$—	$(13,491)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025, are summarized as follows:

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2026	$34,842	$6,215
Loss recognized in earnings:
Other noninterest income	—	(18)
Loss recognized in AOCI	(884)	—
Purchases, issuances, sales and settlements:
Purchases	1,356	—
Settlements	(4,723)	—
Balance at March 31, 2026	$30,591	$6,197

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
Loss recognized in AOCI	(3)	—
Settlements	(1,170)	—
Balance at March 31, 2025	$34,581	$6,512
The Company obtains fair value measurements for securities available for sale and securities at fair value through income from an independent pricing service; therefore, quantitative unobservable inputs are unknown.
The following methodologies were used to measure the fair value of financial assets and liabilities valued on a recurring basis:
Securities Available for Sale
Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 or Level 3 inputs. For Level 1 securities, the Company obtains the fair value measurements for those identical assets from an independent pricing service. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things. In order to ensure the fair values are consistent with ASC 820, Fair Value Measurements and Disclosures, the Company periodically checks the fair value by comparing them to other pricing sources, such as Bloomberg LP. The third-party pricing service provides a SOC 1 Type 2 report on its internal controls, which was made available to and reviewed by the Company. In certain cases where Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. For Level 3 securities, the Company determines the fair value of the instruments based on features such as callability, embedded put options, and prepayment optionality. Instruments with put option features are valued at book value, non-putable instruments are priced mainly using a present value calculation based on the spread to the yield curve.
Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations are based on the fair values of the underlying derivative transactions and an assessment of counterparty credit risk. Fair values for interest rate swaps designated as fair value hedges are based upon observable Level 2 inputs such as forward fixed and floating rate projections entered into a discounted cash flow model using factors based upon the market yield curve. Fair values for interest rate options (caps) are based upon observable Level 2 inputs such as forward floating rate and floating rate volatility projections entered into a discounted cash flow model using factors based upon the market yield curve. For further details on interest rate swaps designated as fair value hedges, refer to Note 6 — Derivative Financial Instruments.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income and loans held for sale, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At March 31, 2026, and December 31, 2025 there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	March 31, 2026
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,197	$6,200	$(3)
Rabbi Trust assets	1,050	1,031	19
Total	$7,247	$7,231	$16

	December 31, 2025
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,215	$6,200	$15
Rabbi Trust Assets	839	801	38
Total	$7,054	$7,001	$53

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended March 31,
Changes in fair value included in noninterest income:	2026	2025
Other income:
Securities carried at fair value through income	$(18)	$—
Total fair value option impact on noninterest income	$(18)	$—

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$(19)	$1
Deferred compensation liabilities related to Rabbi Trust assets(1)	19	(1)
Total fair value option impact on noninterest expense	$—	$—
____________________________
(1)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both March 31, 2026, and December 31, 2025. The Company believes the fair value approximates an exit price.

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
Fair Value of Assets Recorded on a Nonrecurring Basis
Non-marketable equity securities held in other financial institutions
The Company’s non-marketable equity securities held in other financial institutions are within Level 2 of the fair value hierarchy and do not have readily determinable fair values. Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas (“FRBD”) or the FHLB, are carried at cost, less impairment, if any. We believe these amounts approximate the fair value of these securities. To date, no impairment has been recorded on the Company's investments in equity securities that do not have readily determinable fair values.
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $5.7 million and $5.2 million at March 31, 2026, and December 31, 2025, respectively.
Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $1.0 million and $694,000 at March 31, 2026, and December 31, 2025, respectively. At March 31, 2026, and December 31, 2025, the Company had $2.0 million and $5.4 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	March 31, 2026		December 31, 2025
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$666,203	$666,203	$424,217	$424,217
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	31,193	31,193	31,069	31,069
Loans held for sale	2,935	2,935	1,032	1,032
Accrued interest receivable	36,081	36,081	35,152	35,152
Level 3 inputs:
Securities held to maturity	10,557	9,016	10,559	9,607
LHFI, net	7,765,206	7,657,069	7,574,135	7,459,710
Financial liabilities:
Level 2 inputs:
Deposits	8,756,268	8,751,602	8,307,247	8,302,897
FHLB advances, repurchase agreements and other borrowings	12,609	12,553	19,050	18,989
Subordinated indebtedness	16,569	16,555	16,544	16,530
Accrued interest payable	2,871	2,871	3,239	3,239
Note 6 — Derivative Financial Instruments
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
Cash Flow Hedges of Interest Rate Risk
The Company previously entered into interest rate swap agreements that were designated as cash flow hedges of the Company’s forecasted variable cash flows under variable-rate term borrowing agreements. These swap agreements were terminated during the fourth quarter of 2024. The related after-tax gain of $537,000 recorded at termination is being accreted from accumulated other comprehensive income into earnings over the remaining term of the swap agreements through April 2027.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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

(Dollars in thousands)	Carrying Amount of the Hedged Assets (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Securities available-for-sale	$43,841	$44,132	$242	$514
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
Mortgage banking derivatives
As part of its mortgage banking and related risk management activities, the Company previously entered into interest rate lock commitment agreements (“IRLCs”) on prospective residential mortgage loans. These IRLCs were derivative financial instruments and the fair value of these IRLCs were included in other assets. During the third quarter of 2025, the Company began utilizing a third-party mortgage company to lock the customer’s interest rates and to purchase the loans the Company originates. As a result, the Company no longer enters into IRLCs with mortgage loan customers.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the notional amount and the fair value of derivative instruments in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Included in other assets:	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate swaps	$412,817	$438,595	$11,182	$13,150
Caps and floors	25,000	25,000	17	2
Total included in other assets	$437,817	$463,595	$11,199	$13,152

Included in other liabilities:
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$43,940	$43,940	$242	$514
Derivatives not designated as hedging instruments:
Interest rate swaps	406,617	432,395	10,996	12,975
Caps and floors	25,000	25,000	17	2
Risk participation agreements	18,647	12,148	—	—
Total included in other liabilities	$494,204	$513,483	$11,255	$13,491
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

	March 31, 2026				December 31, 2025
(Dollars in thousands)	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Remaining Maturity (in years)	Receive Rate	Pay Rate		Remaining Maturity (in years)	Receive Rate	Pay Rate
Interest rate swaps designated as fair value hedge	$43,940	7.12	3.66%	3.78%	$43,940	7.37	4.14%	3.78%
Non-hedging interest rate swaps - financial institution counterparties	377,813	3.70	6.18	5.60	403,591	3.60	6.37	5.52
Non-hedging interest rate swaps - customer counterparties	377,813	3.70	5.60	6.18	403,591	3.60	5.52	6.37
Non-hedging interest rate caps - financial institution counterparties(1)	25,000	1.39	3.67	—	25,000	1.64	3.82	—
Non-hedging interest rate caps - customer counterparties(1)	25,000	1.39	—	3.67	25,000	1.64	—	3.82
____________________________
(1)Represents the strike rate for interest rate caps, above which the Company will either pay its customer counterparties or receive from its dealer counterparties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Gains and losses recognized on derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended March 31,
Derivatives designated as fair value hedging instruments:	2026	2025
Amount of gain recognized in interest income on available for sale securities	$272	$—
Amount of loss recognized in interest income on interest rate swaps - available for sale securities	(272)	—
Derivatives not designated as hedging instruments:
Amount of gain recognized in mortgage banking revenue	—	115
Amount of gain (loss) recognized in other non-interest income	11	(64)
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At both March 31, 2026, and December 31, 2025, the Company had $3.8 million cash collateral on deposit with swap counterparties. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 7 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), and the Company’s Omnibus Incentive Plan, which was adopted in April 2024 and was amended and restated in April 2026 (the “Omnibus Plan”).
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 2,375,000 shares were reserved for issuance under the Incentive Plans. The Omnibus Plan, as amended in April 2026, allows for the issuance of 1,675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At March 31, 2026, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 187,284, which does not reflect the additional 1,000,000 shares available for grant under the Omnibus Plan by amendment of the plan in April 2026.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation to the employee, and the compensation expense will be recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At March 31, 2026, there was $78,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2025 - May 31, 2026 ESPP offering period. These costs are expected to be recognized over a period of 0.2 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	1.00	1.00
Dividend yield	1.79%	1.98%
Risk-free interest rate	3.95	4.94
Expected volatility	29.61	30.40
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended March 31,
	2026	2025
ESPP shares purchased	—	—
Shares available for issuance under the ESPP	812,472	871,040
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Three Months Ended March 31,
	2026		2025
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	13,284	$33.89	20,415	$33.06
Nonvested RSAs, March 31,	13,284	33.89	20,415	33.06

Nonvested RSUs, January 1,	337,631	$35.97	352,002	$35.45
Granted RSUs	71,612	43.97	65,729	39.44
Vested RSUs	(42,981)	39.23	(30,813)	40.73
Forfeited RSUs	—	—	(6,211)	33.02
Nonvested RSUs, March 31,	366,262	37.15	380,707	35.75

Nonvested PSUs, January 1,	293,918	$32.31	265,197	$32.07
Granted PSUs	59,047	43.97	55,650	39.50
Vested PSUs	—	—	(17,191)	44.77
Forfeited PSUs(1)	(41,178)	39.64	(9,738)	44.77
Nonvested PSUs, March 31,	311,787	33.55	293,918	32.31
____________________________
(1)PSUs forfeited during the three months ended March 31, 2026 and 2025, represent forfeiture of incremental shares upon final measurement of performance metrics.
At March 31, 2026, there was $29,000, $11.2 million and $6.5 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.06, 2.4 and 2.6 years for RSA, RSU and PSU shares, respectively.
Share-based compensation cost charged to income for the three months ended March 31, 2026 and 2025, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
RSA & RSU	$1,385	$1,163
PSU	916	539
ESPP	103	113
Total stock compensation expense	$2,404	$1,815
Related tax benefits recognized in net income	$505	$381
Stock Option Grants
The Company had previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of March 31, 2026, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger as described further below.
In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company’s common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. As of March 31, 2026, BTH converted options have no expiration dates past February 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Three Months Ended March 31, 2026
Outstanding at January 1, 2026	184,670	$33.41	2.97	$781
Exercised	(65,319)	35.05	—	570
Outstanding and exercisable at March 31, 2026	119,351	32.51	3.08	1,068

Three Months Ended March 31, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(17,845)	28.85	—	156
Outstanding and exercisable at March 31, 2025	207,989	32.53	3.48	670
Note 8 — Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (“AOCI”) includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2026	$(54,426)	$285	$(54,141)
Net change	(6,648)	(55)	(6,703)
Balance at March 31, 2026	$(61,074)	$230	$(60,844)

Balance at January 1, 2025	$(106,535)	$506	$(106,029)
Net change	15,673	(55)	15,618
Balance at March 31, 2025	$(90,862)	$451	$(90,411)
Note 9 — Capital and Regulatory Matters
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
The Company is subject to the Basel III regulatory capital framework (“Basel III Capital Rules”), which includes a 2.5% capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, which include dividend payments, stock repurchases and discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at March 31, 2026, and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

At March 31, 2026, and December 31, 2025, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
The actual capital amounts and ratios of the Company and the Bank at March 31, 2026, and December 31, 2025, are presented in the following table:

(Dollars in thousands) March 31, 2026	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,161,490	13.60%	$597,826	7.00%	N/A	N/A
Origin Bank	1,083,901	12.78	593,765	7.00	$551,353	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,177,516	13.79	725,808	8.50	N/A	N/A
Origin Bank	1,083,901	12.78	721,000	8.50	678,589	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,279,772	14.99	896,438	10.50	N/A	N/A
Origin Bank	1,186,157	13.98	890,648	10.50	848,237	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,177,516	11.74	401,198	4.00	N/A	N/A
Origin Bank	1,083,901	10.89	398,127	4.00	497,659	5.00
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,139,627	13.54	589,364	7.00	N/A	N/A
Origin Bank	1,054,279	12.62	584,801	7.00	543,029	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,155,628	13.73	715,658	8.50	N/A	N/A
Origin Bank	1,054,279	12.62	710,115	8.50	668,344	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,255,717	14.91	884,171	10.50	N/A	N/A
Origin Bank	1,154,368	13.82	877,205	10.50	835,433	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,155,628	11.86	389,648	4.00	N/A	N/A
Origin Bank	1,054,279	10.91	386,406	4.00	483,007	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year. As of March 31, 2026, any additional Bank dividends would require approval as they exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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
During the quarter ended March 31, 2026, the Company repurchased a total of 165,500 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $41.27, for an aggregate purchase price of $6.8 million, including broker commissions and applicable excise taxes. There was $31.7 million remaining available for repurchase at March 31, 2026. No shares were repurchased during the three months ended March 31, 2025.
Note 10 — Commitments and Contingencies
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
The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) March 31, 2026
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$785,520	$803,405	$563,013	$101,660	$2,253,598
Standby letters of credit	189,643	8,400	21,673	—	219,716
Total off-balance sheet commitments	$975,163	$811,805	$584,686	$101,660	$2,473,314
December 31, 2025
Commitments to extend credit(1)	$843,675	$762,261	$524,071	$137,736	$2,267,743
Standby letters of credit	214,588	7,530	21,673	—	243,791
Total off-balance sheet commitments	$1,058,263	$769,791	$545,744	$137,736	$2,511,534
____________________________
(1)Includes $785.2 million and $768.4 million of unconditionally cancellable commitments at March 31, 2026, and December 31, 2025, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

At March 31, 2026, the Company held 43 unfunded letters of credit from the FHLB totaling $592.2 million, with expiration dates ranging from April 22, 2026, to September 22, 2027. At December 31, 2025, the Company held 44 unfunded letters of credit from the FHLB totaling $598.3 million, with expiration dates ranging from January 2, 2026, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers’ businesses.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.4 million and $4.5 million at March 31, 2026, and December 31, 2025, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
As previously disclosed beginning in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. As of March 31, 2026, the Company maintained a contingency reserve of $2.8 million related to this matter.
The Company previously recorded provision for loan credit losses related to this matter of $4.1 million in 2024 and $1.3 million in 2025. The Company has filed insurance claims and continues to pursue recoveries related to this matter.
During the three months ended March 31, 2026, the Company recognized $438,000 of related insurance recoveries of third party expenses in other noninterest income, with cumulative recoveries totaling $3.0 million through March 31, 2026.
At this time, we continue to believe that any ultimate loss arising from the situation will not be material to our financial position. However, there is at least a reasonable possibility that an additional loss may be incurred in excess of the amounts accrued above, and that a change in the estimate could occur. As of the date of this report, management has assessed that an estimate of any potential additional loss cannot be made.
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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related condensed notes contained in Item 1 of this report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” and in the section titled “Risk Factors” in our 2025 Form 10-K. We assume no obligation to update any of these forward-looking statements.
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 57 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, South Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
Our Optimize Origin initiative, announced in January 2025 and designed to drive elite financial performance and enhance our award-winning culture, remains an integral part of our corporate DNA.
•Built on three primary pillars:
◦Productivity, Delivery & Efficiency
◦Balance Sheet Optimization
◦Culture & Employee Engagement
•As announced in our Fourth Quarter and Full Year 2025 Earnings Release, we updated our near term ROAA run rate target to 1.15% or higher by 4Q26, as we continue towards our ultimate target of a top quartile ROAA.
2026 First Quarter Key Metrics
•Net interest income was $87.2 million for the three months ended March 31, 2026, reflecting an increase of $8.8 million, or 11.2%, compared to the three months ended March 31, 2025.

•Our fully tax equivalent net interest margin (“NIM-FTE”) increased 27 basis points for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025. This expansion was driven primarily by a 63-basis point reduction in rates paid on interest-bearing liabilities, offset by a 23-basis point decline in our yield earned on interest-earning assets.
•Total loans held for investment (“LHFI”) were $7.86 billion at March 31, 2026, reflecting an increase of $193.3 million, or 2.5%, compared to December 31, 2025. LHFI, excluding mortgage warehouse lines of credit, were $7.34 billion at March 31, 2026, reflecting an increase of $199.8 million, or 2.8%, compared to December 31, 2025.
•Total deposits were $8.76 billion at March 31, 2026, reflecting an increase of $449.0 million, or 5.4%, compared to December 31, 2025. Interest-bearing deposits were $5.90 billion, reflecting an increase of $398.0 million, or 7.2%, compared to December 31, 2025.
•During the quarter ended March 31, 2026, we repurchased 165,500 shares of our common stock at an average price of $41.27 per share, including broker commissions and applicable excise taxes.
•During April 2026, our board approved an increase in our quarterly dividend from $0.15 to $0.25 per share, a 67% increase, reflecting balance sheet strength and earnings durability.
Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025
Our net income increased $5.3 million, or 23.6%, to $27.7 million for the three months ended March 31, 2026, from $22.4 million for the three months ended March 31, 2025. Diluted EPS increased $0.18 to $0.89 per share for the three months ended March 31, 2026, compared to $0.71 per share for the three months ended March 31, 2025. The increase was primarily due to an $8.8 million increase in net interest income, partially offset by increases of $1.7 million and $1.5 million in noninterest expense and provision expense for credit losses, respectively, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended March 31, 2026, was $87.2 million, an increase of $8.8 million, or 11.2%, compared to the three months ended March 31, 2025. The increase was primarily due to a $10.0 million decrease in interest expense, partially offset by a $1.2 million decrease in total interest income during the three months ended March 31, 2026, compared to three months ended March 31, 2025.
Interest expense on total interest-bearing deposits decreased by $8.1 million, primarily due to a $9.3 million decline attributable to lower interest rates, partially offset by a $1.2 million increase resulting from higher average balances, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The average rate on interest-bearing deposits declined 57 basis points to 2.66% for the three months ended March 31, 2026, from 3.23% for the three months ended March 31, 2025. The decline in the average rates reflected lower rates across all categories of interest-bearing deposits. The benefit of lower rates was partially offset by a $1.2 million increase in interest expense attributable to higher average balances, as average interest-bearing deposit balances increased $158.5 million to $6.67 billion for the three months ended March 31, 2026, from $6.51 billion for the three months ended March 31, 2025. This increase was primarily driven by a $349.7 million increase in average money market deposit balances, which increased interest expense by $3.0 million, partially offset by a $160.2 million decrease in average time deposit balances, which reduced interest expense by $1.6 million. In addition, interest expense on subordinated debentures decreased $2.0 million for the three months ended March 31, 2026, primarily due to the redemption of $145.1 million in principal amount of subordinated debentures during the year ended December 31, 2025, which reduced the average balance of subordinated debenture to $16.6 million for the three months ended March 31, 2026, from $124.1 million for the three months ended March 31, 2025.

Interest income decreased $1.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a $2.8 million decrease in interest income on LHFI, partially offset by a $1.2 million increase in interest income on investment securities. The decrease in interest income on LHFI was primarily due to lower yields, which reduced interest income by $4.9 million. The decrease in yields was primarily driven by lower yields on commercial and industrial loans, which declined to 6.62% for the three months ended March 31, 2026, from 7.37% for the three months ended March 31, 2025, and reduced interest income by $3.8 million. The impact of lower yields was partially offset by a $2.1 million increase in interest income attributable to higher average LHFI balances, primarily due to increases in average balances in mortgage warehouse lines of credit, commercial and industrial and multifamily residential real estate loans, respectively, partially offset by lower average balances in construction/land/land development loans. The $1.2 million increase in interest income earned on investment securities was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy during the intervening period, in conjunction with our Optimize Origin initiative.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. On September 17, 2025, October 29, 2025, and December 10, 2025, the Federal Reserve Board reduced the federal funds target rate range by 25 basis points each, to a range of 3.50% to 3.75%, and has maintained the federal funds target rate unchanged since December 10, 2025.
The NIM-FTE was 3.71% for the three months ended March 31, 2026, a 27-basis point increase from 3.44% for the three months ended March 31, 2025. The improvement was mainly driven by an expanding interest rate spread, as the 63-basis-point decline in the average cost of total interest-bearing liabilities exceeded the 23-basis-point decline in the yield earned on interest-earning assets for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The average rate on total interest-bearing liabilities for the three months ended March 31, 2026, was 2.67%, compared to 3.30% for the three months ended March 31, 2025. The average yield earned on total interest-earning assets for the three months ended March 31, 2026, was 5.56%, compared to 5.79% for the three months ended March 31, 2025.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$2,506,193	$35,222	5.70%	$2,448,099	$35,111	5.82%
Construction/land/land development	628,332	10,402	6.71	821,754	13,913	6.87
Single-family residential real estate	1,448,774	19,765	5.53	1,438,618	19,305	5.44
Multifamily residential real estate	549,475	8,104	5.98	471,304	6,729	5.79
Commercial and industrial	2,076,837	33,910	6.62	2,004,034	36,422	7.37
Mortgage warehouse lines of credit	406,072	6,389	6.38	289,521	5,047	7.07
Consumer	19,823	345	7.06	22,709	417	7.45
LHFI	7,635,506	114,137	6.06	7,496,039	116,944	6.33
Loans held for sale	1,712	24	5.69	8,590	131	6.18
Loans receivable	7,637,218	114,161	6.06	7,504,629	117,075	6.33
Investment securities-taxable	1,017,777	8,776	3.50	1,021,904	8,076	3.21
Investment securities-non-taxable	183,691	1,486	3.28	140,875	968	2.79
Non-marketable equity securities held in other financial institutions	31,112	399	5.20	71,669	416	2.35
Interest-earning deposits in banks	713,959	6,474	3.68	543,821	6,008	4.48
Total interest-earning assets	9,583,757	131,296	5.56	9,282,898	132,543	5.79
Noninterest-earning assets	542,734			525,317
Total assets	$10,126,491			$9,808,215

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$2,068,810	$11,901	2.33%	$2,081,567	$14,654	2.86%
Money market deposits	3,487,443	24,783	2.88	3,137,768	27,013	3.49
Savings deposits	301,161	852	1.15	319,375	1,277	1.62
Savings and interest-bearing transaction accounts	5,857,414	37,536	2.60	5,538,710	42,944	3.14
Time deposits	811,939	6,166	3.08	972,176	8,835	3.69
Total interest-bearing deposits	6,669,353	43,702	2.66	6,510,886	51,779	3.23
FHLB advances & other borrowings	16,434	111	2.74	14,148	96	2.75
Subordinated indebtedness	16,558	239	5.85	124,133	2,209	7.22
Total interest-bearing liabilities	6,702,345	44,052	2.67	6,649,167	54,084	3.30
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,978,098			1,837,365
Other liabilities	178,160			154,934
Total liabilities	8,858,603			8,641,466
Stockholders’ Equity	1,267,888			1,166,749
Total liabilities and stockholders’ equity	$10,126,491			$9,808,215
Net interest spread			2.89%			2.49%
Net interest income and margin		$87,244	3.69		$78,459	3.43
Net interest income and margin - (tax equivalent)(3)		$87,748	3.71		$78,837	3.44
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

	Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$833	$(722)	$111
Construction/land/land development	(3,275)	(236)	(3,511)
Single-family residential real estate	136	324	460
Multifamily residential real estate	1,116	259	1,375
Commercial and industrial	1,323	(3,835)	(2,512)
Mortgage warehouse lines of credit	2,032	(690)	1,342
Consumer	(53)	(19)	(72)
Loans held for sale	(105)	(2)	(107)
Loans receivable	2,007	(4,921)	(2,914)
Investment securities-taxable	(33)	733	700
Investment securities-non-taxable	294	224	518
Non-marketable equity securities held in other financial institutions	(235)	218	(17)
Interest-earning deposits in banks	1,880	(1,414)	466
Total interest-earning assets	3,913	(5,160)	(1,247)
Interest-bearing liabilities
Interest-bearing demand deposits	(90)	(2,663)	(2,753)
Money market deposits	3,010	(5,240)	(2,230)
Savings deposits	(73)	(352)	(425)
Time deposits	(1,632)	(1,037)	(2,669)
FHLB advances & other borrowings	16	(1)	15
Subordinated indebtedness	(1,914)	(56)	(1,970)
Total interest-bearing liabilities	(683)	(9,349)	(10,032)
Net interest income	$4,596	$4,189	$8,785
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

Total provision expense increased by $1.5 million, to $5.0 million for the three months ended March 31, 2026, from $3.4 million for the three months ended March 31, 2025, primarily due to a $1.3 million increase in provision expense for loan credit losses, which was primarily driven by higher collectively evaluated reserves associated with growth in LHFI and updated credit data and risks embedded in our LHFI portfolio.
Net charge-offs increased $49,000, to $2.8 million for the three months ended March 31, 2026, from $2.7 million for the three months ended March 31, 2025. The allowance for loan credit losses to nonperforming LHFI increased slightly to 113.46% for the three months ended March 31, 2026, compared to 113.08% for the three months ended March 31, 2025.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,
Noninterest income:	2026	2025	$ Change	% Change
Insurance commission and fee income	$9,597	$7,927	$1,670	21.1%
Service charges and fees	4,951	4,716	235	5.0
Other fee income	2,295	2,301	(6)	(0.3)
Mortgage banking revenue	563	915	(352)	(38.5)
Swap fee income	54	533	(479)	(89.9)
Equity method investment (loss) income	(1,517)	(1,692)	175	10.3
Other income	852	902	(50)	(5.5)
Total noninterest income	$16,795	$15,602	$1,193	7.6
Noninterest income for the three months ended March 31, 2026, increased by $1.2 million, or 7.6%, to $16.8 million, compared to $15.6 million for the three months ended March 31, 2025, primarily due to an increase of $1.7 million in changes in insurance commission and fee income.
Insurance commission and fee income. The $1.7 million increase in insurance commission and fee income was driven by higher policy volumes resulting from continued expansion of our customer base, increased new business production, and favorable retention of existing policies reflected primarily in the property and casualty and contingency lines of business.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
Noninterest expense:	2026	2025	$ Change	% Change
Salaries and employee benefits	$38,397	$37,731	$666	1.8%
Occupancy and equipment, net	6,984	8,544	(1,560)	(18.3)
Data processing	4,050	2,957	1,093	37.0
Office and operations	2,937	2,972	(35)	(1.2)
Professional services	2,649	1,250	1,399	111.9
Intangible asset amortization	1,485	1,761	(276)	(15.7)
Electronic banking	1,442	1,354	88	6.5
Advertising and marketing	1,360	1,133	227	20.0
Regulatory assessments	1,335	1,392	(57)	(4.1)
Loan-related expenses	895	599	296	49.4
Other expense	2,263	2,375	(112)	(4.7)
Total noninterest expense	$63,797	$62,068	$1,729	2.8

Noninterest expense for the three months ended March 31, 2026, increased by $1.7 million, or 2.8%, to $63.8 million, compared to $62.1 million for the three months ended March 31, 2025, primarily due to increases of $1.4 million, $1.1 million and $666,000 in professional services, data processing and salaries and employee benefits, respectively. These increases were offset by a decrease of $1.6 million in occupancy and equipment, net.
Professional services. The $1.4 million increase in professional services was primarily due to $858,000 in consultant fees related to contract renegotiations which is expected to result in meaningful expense savings on our technology contracts in the future. Additionally, there was a $473,000 increase in legal and consultant expense related to the Tricolor Holdings, LLC fraud which was first disclosed in our Current Report on Form 8-K filed on September 10, 2025 and discussed in subsequent filings.
Data processing. The $1.1 million increase in data processing was primarily due to an increase of $791,000 in software related expense.
Salaries and employee benefits. The $666,000 increase in salaries and employee benefits was primary due to a $1.8 million increase in incentive compensation expense, including stock based incentive compensation. Also contributing to the increase was an increase in salaries primarily due an increase in full time equivalent (“FTE”) employees. Our FTE employees increased to 1,000 at March 31, 2026, from 991 at March 31, 2025. These increases were partially offset by a $1.9 million decrease in medical insurance expense.
Occupancy and equipment, net. The $1.6 million decrease in occupancy and equipment, net expense was primarily due to a $1.5 million increase in expense during the three months ended March 31, 2025, due to the accounting for our strategic profitability initiative which included the consolidation of eight banking centers, six of which closed during the three months ended March 31, 2025.
Comparison of Financial Condition at March 31, 2026, and December 31, 2025
General
Total assets increased by $463.4 million, or 4.8%, to $10.19 billion at March 31, 2026, from $9.72 billion at December 31, 2025. The increase was primarily driven by increases of $242.0 million and $193.3 million in cash and cash equivalents and LHFI, respectively. Cash and cash equivalents were $666.2 million at March 31, 2026, an increase of 57.0% from $424.2 million at December 31, 2025. LHFI were $7.86 billion at March 31, 2026, an increase of 2.5% from $7.67 billion at December 31, 2025.
Total liabilities increased by $449.8 million, or 5.3%, to $8.93 billion at March 31, 2026, from $8.48 billion at December 31, 2025. Total deposits increased by $449.0 million, or 5.4%, to $8.76 billion at March 31, 2026, from $8.31 billion at December 31, 2025, primarily due to increases of $237.2 million, $154.2 million and $83.1 million in money market, interest-bearing demand and noninterest-bearing deposits, respectively. These increases were partially offset by a $32.1 million decrease in time deposits.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At March 31, 2026, 74.4% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our existing market areas, compared to 73.7% at December 31, 2025.

The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	March 31, 2026		December 31, 2025		2026 vs. 2025
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,510,578	31.9%	$2,523,905	32.9%	$(13,327)	(0.5)%
Construction/land/land development	641,273	8.2	611,220	8.0	30,053	4.9
Single-family residential real estate	1,442,792	18.3	1,444,611	18.8	(1,819)	(0.1)
Multifamily residential real estate	555,527	7.1	553,149	7.2	2,378	0.4
Total real estate	5,150,170	65.5	5,132,885	66.9	17,285	0.3
Commercial and industrial	2,173,126	27.7	1,989,218	25.9	183,908	9.2
Mortgage warehouse lines of credit	522,290	6.6	528,781	6.9	(6,491)	(1.2)
Consumer	18,635	0.2	20,033	0.3	(1,398)	(7.0)
Total LHFI	$7,864,221	100.0%	$7,670,917	100.0%	$193,304	2.5
______________________
(1)Includes owner-occupied commercial real estate of $999.4 million and $1.00 billion at March 31, 2026, and December 31, 2025, respectively.

At March 31, 2026, total LHFI were $7.86 billion, an increase of $193.3 million, or 2.5%, compared to $7.67 billion at December 31, 2025. The increase was primarily driven by growth of $183.9 million and $30.1 million in commercial and industrial loans and construction/land/land development loans, respectively. The growth was partially offset by a decline of $13.3 million in commercial real estate loans. Total LHFI at March 31, 2026, excluding mortgage warehouse lines of credit, were $7.34 billion, reflecting an increase of $199.8 million, or 2.8%, compared to December 31, 2025.
A significant portion, 31.9%, of our LHFI portfolio at March 31, 2026, consisted of commercial real estate loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.
The table below sets forth the commercial real estate loan portfolio, by portfolio industry sector and collateral location as of March 31, 2026.

	March 31, 2026
(Dollars in thousands)	Texas	Louisiana	Mississippi	All Other States	Total
Non-owner-occupied CRE:
Office building	$300,143	$24,800	$30,180	$24,904	$380,027
Retail shopping	276,543	28,237	30,332	89,921	425,033
Real estate & construction	185,948	49,410	5,515	17,746	258,619
Healthcare	92,616	41,441	5,544	17,466	157,067
Hotels	9,293	46,776	37,195	8,768	102,032
All other sectors	118,300	9,711	1,886	58,463	188,360
Total non-owner-occupied CRE	982,843	200,375	110,652	217,268	1,511,138
Owner-occupied CRE:
Real estate & construction	167,120	44,719	9,123	21,749	242,711
Retail shopping	142,606	18,217	2,801	1,728	165,352
Restaurants	45,783	16,115	2,142	6,400	70,440
Healthcare	53,822	20,871	880	—	75,573
Consumer services	46,071	14,684	132	3,377	64,264
Entertainment & recreation	38,176	16,456	9,477	—	64,109
All other sectors	174,400	76,128	20,969	45,494	316,991
Total owner-occupied CRE	667,978	207,190	45,524	78,748	999,440
Total commercial real estate loans	$1,650,821	$407,565	$156,176	$296,016	$2,510,578

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at March 31, 2026. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	March 31, 2026
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$567,240	$1,677,034	$266,304	$—	$2,510,578
Construction/land/land development	214,379	350,134	74,247	2,513	641,273
Single-family residential real estate	135,464	403,728	47,558	856,042	1,442,792
Multifamily residential real estate	171,181	370,012	14,334	—	555,527
Total real estate	1,088,264	2,800,908	402,443	858,555	5,150,170
Commercial and industrial	906,130	1,165,055	101,941	—	2,173,126
Mortgage warehouse lines of credit	513,403	8,887	—	—	522,290
Consumer	7,919	10,282	374	60	18,635
Total LHFI	$2,515,716	$3,985,132	$504,758	$858,615	$7,864,221

Amounts with fixed rates	$702,786	$1,784,088	$303,156	$203,412	$2,993,442
Amounts with variable rates	1,812,930	2,201,044	201,602	655,203	4,870,779
Total	$2,515,716	$3,985,132	$504,758	$858,615	$7,864,221
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

The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	March 31, 2026	December 31, 2025
Commercial real estate	$19,891	$13,212
Construction/land/land development	19,427	16,388
Single-family residential real estate	37,809	39,480
Commercial and industrial	10,074	11,919
Consumer	65	185
Total nonperforming LHFI	87,266	81,184
Other real estate owned:
Commercial and industrial, Commercial real estate	362	—
Residential real estate	601	650
Total other real estate owned	963	650
Other repossessed assets owned	44	44
Total repossessed assets owned	1,007	694
Total nonperforming assets	$88,273	$81,878
Total LHFI	$7,864,221	$7,670,917
Ratio of nonperforming LHFI to total LHFI	1.11%	1.06%
Ratio of nonperforming assets to total assets	0.87	0.84
As explained in detail in Part I, Note 10 — Commitments and Contingencies under Loss Contingencies, and as discussed in previous filings, our classified and nonperforming LHFI were negatively impacted beginning in the second quarter of 2024 as a result of certain questioned activity involving a former banker in our East Texas market. We continue to work toward a resolution in this matter.
Nonperforming LHFI increased $6.1 million at March 31, 2026, compared to December 31, 2025, and nonperforming LHFI to LHFI increased to 1.11% compared to 1.06%. The increase in nonperforming LHFI was driven by increases in the real estate secured sectors of commercial real estate and construction/land/land development offset by reductions in the sectors of single-family residential real estate and commercial and industrial. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.
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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at March 31, 2026, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.

Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at March 31, 2026. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The following table presents the allowance for credit loss by loan category at the following dates:

	March 31,		December 31,		March 31,
(Dollars in thousands)	2026		2025		2025
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$19,388	31.9%	$18,929	32.9%	$16,185	31.4%
Construction/land/land development	6,996	8.2	7,219	8.0	6,836	10.5
Single-family residential real estate	9,793	18.3	9,525	18.8	8,949	19.3
Multifamily residential real estate	6,811	7.1	4,963	7.2	4,078	6.5
Commercial and industrial	54,427	27.7	54,496	25.9	54,762	26.7
Mortgage warehouse lines of credit	998	6.6	913	6.9	422	5.3
Consumer	602	0.2	737	0.3	779	0.3
Total	$99,015	100.0%	$96,782	100.0%	$92,011	100.0%
__________________________
(1)Represents the ratio of each loan type to total LHFI.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
ALCL	2026	2025	2025
Balance at beginning of period	$96,782	$91,060	$91,060
Provision for loan credit losses	5,010	3,679	45,303
Charge-offs:
Commercial real estate	775	257	728
Single-family residential real estate	32	—	489
Multifamily residential real estate	—	—	—
Commercial and industrial	3,004	4,561	43,691
Consumer	152	30	174
Total charge-offs	3,963	4,848	45,082
Recoveries:
Commercial real estate	—	13	18
Single-family residential real estate	2	3	17
Multifamily residential real estate	—	43	43
Commercial and industrial	1,182	2,042	5,392
Consumer	2	19	31
Total recoveries	1,186	2,120	5,501
Net charge-offs	2,777	2,728	39,581
Balance at end of period	$99,015	$92,011	$96,782
Ratio of ALCL to:
Nonperforming LHFI	113.46%	113.08%	119.21%
LHFI	1.26	1.21	1.26
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	55.43	74.15	87.37
ALCL	11.37	12.02	40.90
Average LHFI	0.15	0.15	0.52

The ALCL to nonperforming LHFI decreased to 113.46% at March 31, 2026, compared to 119.21% at December 31, 2025, primarily driven by an increase of $6.1 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the three months ended March 31, 2026.
Securities
Our securities portfolio totaled $1.17 billion at March 31, 2026, representing an increase of $34.2 million, or 3.0% from $1.13 billion at December 31, 2025. The increase reflects the net effect of new purchases, sales, calls, maturities, principal paydowns, and changes in fair value during the three months ended March 31, 2026.
Our available for sale portfolio totaled $1.15 billion at March 31, 2026, and represented 98.6% of our total security portfolio and was comprised of 41.1% mortgage-backed, 24.9% municipal, 29.2% collateralized mortgage obligations, 4.5% corporate and 0.3% treasury/agency securities. Our available for sale portfolio totaled $1.12 billion at December 31, 2025, and represented 98.5% of our total security portfolio and was comprised of 42.0% mortgage-backed, 26.4% municipal, 26.3% collateralized mortgage obligations, 5.0% corporate and 0.3% treasury/agency securities.

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2026, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
The securities portfolio had a weighted average effective duration of 4.14 years at March 31, 2026, compared to 4.15 years at December 31, 2025. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased $449.0 million, or 5.4%, at March 31, 2026, compared to December 31, 2025, with increases of $237.2 million, $154.2 million, and $83.1 million in money market, interest-bearing demand, and noninterest-bearing demand, respectively. $215.0 million of the increase related to deposit growth that occurred during 2025 but was not reflected in the deposit balance at December 31, 2025, due to the sale of such deposit on December 31, 2025, and subsequent repurchase on January 2, 2026. The additional deposit funding was primarily used to increase cash and cash equivalents by $242.0 million and LHFI by $193.3 million when comparing March 31, 2026, to December 31, 2025.
The following table presents our deposit mix at the dates indicated:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,062,982	23.6%	$1,979,875	23.8%	$83,107	4.2%
Money market	3,518,907	40.1	3,281,708	39.5	237,199	7.2
Interest-bearing demand	2,071,808	23.7	1,917,658	23.1	154,150	8.0
Time deposits	797,354	9.1	829,452	10.0	(32,098)	(3.9)
Savings	305,217	3.5	298,554	3.6	6,663	2.2
Total deposits	$8,756,268	100.0%	$8,307,247	100.0%	$449,021	5.4
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

The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$2,068,810	$11,901	2.33%	$2,081,566	$14,654	2.86%
Money market	3,487,443	24,783	2.88	3,137,769	27,013	3.49
Time deposits	811,939	6,166	3.08	912,067	8,091	3.60
Brokered deposits(1)	—	—	—	60,109	744	5.02
Savings	301,161	852	1.15	319,375	1,277	1.62
Total interest-bearing	6,669,353	43,702	2.66	6,510,886	51,779	3.23
Noninterest-bearing demand	1,978,098	—		1,837,365	—
Total average deposits	$8,647,451	$43,702	2.05	$8,348,251	$51,779	2.52
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $60.1 million and $3,000, respectively, for the three months ended March 31, 2025.
Our average deposit balances were $8.65 billion for the three months ended March 31, 2026, an increase of $299.2 million, or 3.6%, from $8.35 billion for the three months ended March 31, 2025. The average rate paid on our interest-bearing deposits for the three months ended March 31, 2026, was 2.66%, compared to 3.23% for the three months ended March 31, 2025.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. On September 17, 2025, October 29, 2025, and December 10, 2025, the Federal Reserve Board reduced the federal funds target rate range by 25 basis points each, to a range of 3.50% to 3.75%, and has maintained the federal funds target rate unchanged since December 10, 2025.
Average noninterest-bearing deposits were $1.98 billion for the three months ended March 31, 2026, an increase of $140.7 million, or 7.7%, from $1.84 billion for the three months ended March 31, 2025, and represented 22.9% and 22.0% of average total deposits for the three months ended March 31, 2026 and 2025, respectively.
The amount of deposits in excess of the FDIC insurance limit at March 31, 2026, and December 31, 2025 was $3.99 billion and $3.93 billion, respectively, including $840.4 million and $860.0 million in public fund deposits collateralized by pledged assets, respectively.

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

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Available cash balances at the holding company (unconsolidated)	$24,373	$32,731
Cash and liquid securities as a percentage of total assets	10.7%	8.4%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies; please see Note 9 — Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either March 31, 2026, or December 31, 2025. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
We were eligible to borrow an additional $2.40 billion and $2.39 billion from the FHLB at March 31, 2026 and December 31, 2025, respectively.
Additionally, at March 31, 2026, we had the ability to borrow $1.33 billion from the discount window at the FRBD, with $1.51 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at March 31, 2026, or December 31, 2025.
In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 10 — Commitments and Contingencies in the condensed notes to our consolidated financial statements for more information on our off-balance sheet commitments.

Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2026	$1,246,685
Net income	27,693
Other comprehensive loss, net of tax	(6,703)
Dividends declared - common stock ($0.15 per share)	(4,669)
Stock-based compensation, net	4,101
Repurchase of common stock	(6,832)
Balance at March 31, 2026	$1,260,275
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At March 31, 2026, and December 31, 2025, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	March 31, 2026		December 31, 2025
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,161,490	13.60%	$1,139,627	13.54%
Tier 1 capital (to risk-weighted assets)	1,177,516	13.79	1,155,628	13.73
Total capital (to risk-weighted assets)	1,279,772	14.99	1,255,717	14.91
Tier 1 capital (to average total consolidated assets)	1,177,516	11.74	1,155,628	11.86

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,083,901	12.78%	$1,054,279	12.62%
Tier 1 capital (to risk-weighted assets)	1,083,901	12.78	1,054,279	12.62
Total capital (to risk-weighted assets)	1,186,157	13.98	1,154,368	13.82
Tier 1 capital (to average total consolidated assets)	1,083,901	10.89	1,054,279	10.91
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

During the three months ended March 31, 2026, the Company repurchased a total of 165,500 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $41.27, for an aggregate purchase price of $6.8 million, including broker commissions and applicable excise taxes. There was $31.7 million remaining available for repurchases at March 31, 2026.
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
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Please see Note 1 — Significant Accounting Policies in the notes to our consolidated financial statements included in the Company's 2025 Form 10-K filed with the SEC for more information about our critical accounting policies and use of estimates.

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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 6 — Derivative Financial Instruments in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.
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

	March 31, 2026
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	11.2%	(6.0)%
+300	8.7	(3.9)
+200	6.0	(2.1)
+100	3.0	(0.8)
Base
-100	(3.1)	0.5
-200	(3.6)	0.9
-300	(3.5)	1.6
-400	(5.8)	0.9
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
The FRB sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions and the fair value of our available for sale securities. The Federal Reserve Board reduced the federal funds target rate range six times, for a total of 175 basis points from its recent cycle high set in mid-2023, to a range of 3.50% to 3.75%, and has maintained the range unchanged since December 10, 2025.
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II: OTHER INFORMATION
Item 1.    Legal Proceedings
Refer to Note 10 — Commitments and Contingencies - Loss Contingencies in the condensed notes to consolidated financial statements included in Part I, Item 1 of this report for additional information regarding legal proceedings not reportable under this Item.
Item 1A.    Risk Factors
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2025 Form 10-K.
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
There were a total of 165,500 shares of stock repurchased during the quarter ended March 31, 2026.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period(1)
January 1, 2026 - January 31, 2026	28,425	$39.22	28,425	$37,461
February 1, 2026 - February 28, 2026	27,817	43.66	56,242	36,247
March 1, 2026 - March 31, 2026	109,258	41.20	165,500	31,745
Total	165,500	41.27	165,500	31,745
____________________________
(1)Includes broker commissions and applicable excise taxes.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

Item 6.     Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 28, 2020

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 28, 2020

4.1	Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed April 10, 2018

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request.

10.1	Amended and Restated Origin Bancorp, Inc. Omnibus Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement Schedule 14A filed March 13, 2026

10.2	Termination of Employment Agreement, dated March 18, 2026, by and among Origin Bancorp, Inc., Origin Bank and Stephen Brolly

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	May 6, 2026	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	May 6, 2026	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer