Form 10-Q
period 2026-06-30
Origin Bancorp, Inc.
filed 2026-08-05
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,849,678 shares of Common Stock, par value $5.00 per share, were issued and outstanding at July 31, 2026.

ORIGIN BANCORP, INC.
FORM 10-Q
JUNE 30, 2026

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
•changes in the prices, values and sales volumes of residential and commercial real estate, especially as they relate to the value of collateral supporting our loans;
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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and due from banks	$87,315	$73,122
Interest-earning deposits in banks	459,216	351,095
Total cash and cash equivalents	546,531	424,217
Securities:
Available for sale	1,142,223	1,117,176
Held to maturity, net of allowance for credit losses of $38 and $41 at June 30, 2026, and December 31, 2025, respectively (fair value of $9,074 and $9,607 at June 30, 2026, and December 31, 2025, respectively)	10,557	10,559
Securities carried at fair value through income	5,872	6,215
Total securities	1,158,652	1,133,950
Non-marketable equity securities held in other financial institutions	37,662	31,069
Equity method investments	63,141	67,502
Loans held for sale	1,146	1,032
Loans, net of allowance for credit losses of $98,188 and $96,782 at June 30, 2026, and December 31, 2025, respectively	7,975,389	7,574,135
Premises and equipment, net	133,783	124,249
Cash surrender value of bank-owned life insurance	42,215	41,726
Goodwill	128,679	128,679
Other intangible assets, net	30,393	33,362
Accrued interest receivable and other assets	159,339	164,801
Total assets	$10,276,930	$9,724,722
Liabilities and Stockholders’ Equity
Noninterest-bearing deposits	$2,260,015	$1,979,875
Interest-bearing deposits	5,684,879	5,497,920
Time deposits	758,357	829,452
Total deposits	8,703,251	8,307,247
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	136,878	19,050
Subordinated indebtedness, net	16,594	16,544
Accrued expenses and other liabilities	139,150	135,196
Total liabilities	8,995,873	8,478,037
Stockholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,850,397 and 30,952,428 shares issued at June 30, 2026, and December 31, 2025, respectively)	154,252	154,762
Additional paid‑in capital	530,959	533,541
Retained earnings	656,674	612,523
Accumulated other comprehensive loss	(60,828)	(54,141)
Total stockholders’ equity	1,281,057	1,246,685
Total liabilities and stockholders’ equity	$10,276,930	$9,724,722
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Interest and fees on loans	$121,857	$121,239	$236,018	$238,314
Investment securities-taxable	9,039	7,692	17,815	15,768
Investment securities-nontaxable	1,517	1,425	3,003	2,393
Interest and dividend income on assets held in other financial institutions	3,310	4,281	10,183	10,705
Total interest and dividend income	135,723	134,637	267,019	267,180
Interest expense
Interest-bearing deposits	42,001	50,152	85,703	101,931
FHLB advances and other borrowings	1,283	1,216	1,394	1,312
Subordinated indebtedness	239	1,133	478	3,342
Total interest expense	43,523	52,501	87,575	106,585
Net interest income	92,200	82,136	179,444	160,595
Provision for credit losses	65	2,862	5,030	6,306
Net interest income after provision for credit losses	92,135	79,274	174,414	154,289
Noninterest income
Insurance commission and fee income	6,883	6,661	16,480	14,588
Service charges and fees	5,334	4,927	10,285	9,643
Other fee income	2,321	2,809	4,616	5,110
Mortgage banking revenue	848	1,369	1,411	2,284
Swap fee income	32	1,435	86	1,968
Gain (loss) on sales of securities, net	1	(14,448)	1	(14,448)
Equity method investment loss	(612)	(1,909)	(2,129)	(3,601)
Other income	586	524	1,438	1,426
Total noninterest income	15,393	1,368	32,188	16,970
Noninterest expense
Salaries and employee benefits	40,374	38,280	78,771	76,011
Occupancy and equipment, net	7,201	7,187	14,185	15,731
Data processing	3,738	3,432	7,788	6,389
Office and operations	3,174	3,337	6,111	6,309
Professional services	1,809	1,285	4,458	2,535
Intangible asset amortization	1,484	1,768	2,969	3,529
Electronic banking	935	1,359	2,377	2,713
Advertising and marketing	1,650	1,158	3,010	2,291
Regulatory assessments	1,364	1,345	2,699	2,737
Loan-related expense	1,045	669	1,940	1,268
Other expense	1,638	2,163	3,901	4,538
Total noninterest expense	64,412	61,983	128,209	124,051
Income before income tax expense	43,116	18,659	78,393	47,208
Income tax expense	9,270	4,012	16,854	10,150
Net income	$33,846	$14,647	$61,539	$37,058
Basic earnings per common share	$1.10	$0.47	$1.99	$1.19
Diluted earnings per common share	1.09	0.47	1.97	1.18
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$33,846	$14,647	$61,539	$37,058
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	94	6,953	(8,320)	26,795
Reclassification adjustment for net (gain) loss included in net income	(1)	14,448	(1)	14,448
Change in the net unrealized gain (loss) on available for sale investment securities, before tax	93	21,401	(8,321)	41,243
Net loss realized as a yield adjustment in interest on transferred investment securities	(2)	(2)	(5)	(5)
Change in the net unrealized gain (loss) on investment securities, before tax	91	21,399	(8,326)	41,238
Income tax expense (benefit) related to net unrealized (loss) gain arising during the period	20	4,494	(1,749)	8,660
Change in the net unrealized gain (loss) on investment securities, net of tax	71	16,905	(6,577)	32,578
Cash flow hedges:
Reclassification adjustment for net gain included in net income	(70)	(70)	(139)	(139)
Income tax benefit related to reclassification adjustment on cash flow hedges	(15)	(15)	(29)	(29)
Change in cash flow hedges, net of tax	(55)	(55)	(110)	(110)
Other comprehensive income (loss), net of tax	16	16,850	(6,687)	32,468
Comprehensive income	$33,862	$31,497	$54,852	$69,526
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

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2026	30,952,428	$154,762	$533,541	$612,523	$(54,141)	$1,246,685
Net income	—	—	—	27,693	—	27,693
Other comprehensive loss, net of tax	—	—	—	—	(6,703)	(6,703)
Stock-based compensation expense	—	—	2,404	—	—	2,404
Stock-based compensation shares issued, net of shares withheld	27,215	136	(729)	—	—	(593)
Exercise of stock options	65,319	327	1,963	—	—	2,290
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,669)	—	(4,669)
Repurchase of Common Stock	(165,500)	(828)	(4,406)	(1,598)	—	(6,832)
Balance at March 31, 2026	30,879,462	154,397	532,773	633,949	(60,844)	1,260,275
Net income	—	—	—	33,846	—	33,846
Other comprehensive income, net of tax	—	—	—	—	16	16
Stock-based compensation expense	—	—	2,516	—	—	2,516
Stock-based compensation shares issued, net of shares withheld	69,737	349	(1,532)	—	—	(1,183)
Exercise of stock options	68,057	340	1,800	—	—	2,140
Shares issued under employee stock purchase program	50,175	251	1,180	—	—	1,431
Dividends declared - common stock ($0.25 per share)	—	—	—	(7,871)	—	(7,871)
Repurchase of common stock	(217,034)	(1,085)	(5,778)	(3,250)	—	(10,113)
Balance at June 30, 2026	30,850,397	$154,252	$530,959	$656,674	$(60,828)	$1,281,057
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$61,539	$37,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,030	6,306
Depreciation and amortization	7,573	9,273
Net amortization on securities	183	1,422
Amortization of net premium/discount on purchased loans	106	40
Amortization of investments in tax credit funds	513	495
(Gain) loss on sale of securities, net	(1)	14,448
Equity method investment loss	2,129	3,561
Deferred income tax expense (benefit)	866	(591)
Stock-based compensation expense	4,920	3,882
Originations of mortgage loans held for sale	(64,561)	(89,252)
Proceeds from mortgage loans held for sale	65,724	89,580
Gain on mortgage loans held for sale	(1,288)	(2,463)
Net gain on disposals of premises and equipment	—	(75)
Increase in the cash surrender value of life insurance	(489)	(633)
Employee Retention Credit received	—	1,863
Net loss on sales and write-downs of other real estate owned	60	652
Net change in operating leases	309	507
Increase in other assets	(5,336)	(17,758)
Increase (decrease) in other liabilities	15,608	(2,121)
Net cash provided by operating activities	92,885	56,194
Cash flows from investing activities:
Purchases of securities available for sale	(1,626,507)	(304,788)
Maturities and pay downs of securities available for sale	1,567,709	91,771
Proceeds from sales and calls of securities available for sale	24,209	214,979
Pay downs of securities carried at fair value	330	315
Redemption of non-marketable equity securities held in other financial institutions	7,297	5,486
Purchase of non-marketable equity securities held in other financial institutions	(13,772)	(8,875)
Originations of mortgage warehouse loans	(5,677,095)	(4,864,014)
Proceeds from pay-offs of mortgage warehouse loans	5,616,170	4,638,346
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(345,729)	108,902
Purchase of other intangibles	—	(2,500)
Proceeds from bank-owned life insurance	—	208
Return of capital and other distributions from equity method investments	2,338	673
Return of capital and other distributions from cost method investments	17	19
Capital calls on limited partnership investments	(244)	(2,324)
Purchase of low-income housing tax credit investments	(461)	(134)
Purchases of premises and equipment	(14,138)	(1,778)
Proceeds from sales of premises and equipment	—	111
Proceeds from sales of other real estate owned	532	1,724
Transfers of other real estate owned to other assets	—	168
Net cash used in investing activities	(459,344)	(121,711)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in deposits	$396,004	$(100,084)
Repayments of long-term FHLB advances	(564)	(141)
Proceeds from short-term FHLB advances	3,845,000	1,315,000
Repayments of short-term FHLB advances	(3,720,000)	(1,200,000)
Redemption/Repurchase of subordinated indebtedness	—	(72,593)
Proceeds from other short-term borrowings	82,285	116,724
Repayments of other short-term borrowings	(82,285)	(116,724)
Net (decrease) increase in securities sold under agreements to repurchase	(6,608)	524
Dividends paid	(12,544)	(9,479)
Cash received from exercise of stock options	4,430	534
Common stock repurchased	(16,945)	(4,382)
Net cash provided by (used in) financing activities	488,773	(70,621)
Net increase (decrease) in cash and cash equivalents	122,314	(136,138)
Cash and cash equivalents at beginning of period	424,217	470,249
Cash and cash equivalents at end of period	$546,531	$334,111

Interest paid	$88,002	$109,762
Income taxes paid, total	15,834	25,162

Significant non-cash transactions:
Unsettled liability for investment purchases recorded at trade date	$—	$736
Real estate acquired in settlement of loans	657	970
Recognition of operating right-of-use assets	1,423	3,208
Recognition of operating lease liabilities	1,440	3,203
Impairment of right-of-use assets due to branch closures	(38)	(332)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 57 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC.
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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2026	2025	2026	2025
Net income	$33,846	$14,647	$61,539	$37,058
Denominator:
Weighted average common shares outstanding	30,848,905	31,192,622	30,895,477	31,199,151
Dilutive effect of stock-based awards	309,022	135,196	304,510	176,653
Weighted average diluted common shares outstanding	31,157,927	31,327,818	31,199,987	31,375,804

Basic earnings per common share	$1.10	$0.47	$1.99	$1.19
Diluted earnings per common share	1.09	0.47	1.97	1.18
There were 13,547 and 14,458 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and six months ended June 30, 2026, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 303,140 and 186,446 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and six months ended June 30, 2025, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$321,480	$2,165	$(31,411)	$292,234	$—	$292,234
Corporate bonds	50,222	387	(1,352)	49,257	—	49,257
U.S. treasury and government agency securities	13,699	—	(716)	12,983	—	12,983
Commercial mortgage-backed securities	19,935	—	(1,760)	18,175	—	18,175
Residential mortgage-backed securities	472,608	1,634	(30,719)	443,523	—	443,523
Commercial collateralized mortgage obligations	88,501	94	(1,379)	87,216	—	87,216
Residential collateralized mortgage obligations	253,032	608	(14,805)	238,835	—	238,835
Total	$1,219,477	$4,888	$(82,142)	$1,142,223	$—	$1,142,223
Held to maturity:
State and municipal securities	$10,595	$—	$(1,521)	$9,074	$(38)	$10,557
Securities carried at fair value through income:
State and municipal securities(1)	$5,870	$—	$—	$5,872	$—	$5,872

December 31, 2025
Available for sale:
State and municipal securities	$323,255	$1,183	$(29,554)	$294,884	$—	$294,884
Corporate bonds	57,129	367	(1,792)	55,704	—	55,704
U.S. treasury and government agency securities	3,832	1	(693)	3,140	—	3,140
Commercial mortgage-backed securities	16,982	21	(1,717)	15,286	—	15,286
Residential mortgage-backed securities	478,875	4,539	(28,929)	454,485	—	454,485
Commercial collateralized mortgage obligations	83,143	712	(1,062)	82,793	—	82,793
Residential collateralized mortgage obligations	222,893	1,085	(13,094)	210,884	—	210,884
Total	$1,186,109	$7,908	$(76,841)	$1,117,176	$—	$1,117,176
Held to maturity:
State and municipal securities	$10,600	$—	$(993)	$9,607	$(41)	$10,559
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,215	$—	$6,215
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at June 30, 2026, and December 31, 2025, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) June 30, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$16,127	$(235)	$201,546	$(31,176)	$217,673	$(31,411)
Corporate bonds	10,654	(58)	16,535	(1,294)	27,189	(1,352)
U.S. treasury and government agency securities	9,905	(95)	3,046	(621)	12,951	(716)
Commercial mortgage-backed securities	4,500	(51)	13,675	(1,709)	18,175	(1,760)
Residential mortgage-backed securities	62,526	(856)	218,290	(29,863)	280,816	(30,719)
Commercial collateralized mortgage obligations	48,533	(259)	12,136	(1,120)	60,669	(1,379)
Residential collateralized mortgage obligations	89,732	(1,178)	87,415	(13,627)	177,147	(14,805)
Total	$241,977	$(2,732)	$552,643	$(79,410)	$794,620	$(82,142)
Held to maturity:
State and municipal securities	$—	$—	$9,074	$(1,521)	$9,074	$(1,521)

December 31, 2025
Available for sale:
State and municipal securities	$17,469	$(158)	$216,568	$(29,396)	$234,037	$(29,554)
Corporate bonds	4,006	(29)	33,324	(1,763)	37,330	(1,792)
U.S. treasury and government agency securities	117	(1)	2,973	(692)	3,090	(693)
Commercial mortgage-backed securities	—	—	13,797	(1,717)	13,797	(1,717)
Residential mortgage-backed securities	20,436	(255)	240,923	(28,674)	261,359	(28,929)
Commercial collateralized mortgage obligations	—	—	15,180	(1,062)	15,180	(1,062)
Residential collateralized mortgage obligations	—	—	93,659	(13,094)	93,659	(13,094)
Total	$42,028	$(443)	$616,424	$(76,398)	$658,452	$(76,841)
Held to maturity:
State and municipal securities	$—	$—	$9,607	$(993)	$9,607	$(993)
At June 30, 2026, the Company had 406 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at June 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.
The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses:	2026	2025	2026	2025
Beginning balance	$40	$49	$41	$50
Recovery for credit losses for held to maturity securities	(2)	(2)	(3)	(3)
Balance at June 30,	$38	$47	$38	$47

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at June 30, 2026, or December 31, 2025. Accrued interest on securities of $6.3 million and $5.9 million at June 30, 2026, and December 31, 2025, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Proceeds from sales/calls	$24,209	$214,979
Gross realized gains	76	2
Gross realized losses	(75)	(14,450)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2026, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
June 30, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,826	$1,818
Due after one year through five years	5,137	4,376	45,213	43,171
Due after five years through ten years	5,458	4,698	180,151	164,489
Due after ten years	—	—	158,211	144,996
Commercial mortgage-backed securities	—	—	19,935	18,175
Residential mortgage-backed securities	—	—	472,608	443,523
Commercial collateralized mortgage obligations	—	—	88,501	87,216
Residential collateralized mortgage obligations	—	—	253,032	238,835
Total	$10,595	$9,074	$1,219,477	$1,142,223
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Carrying value of securities pledged to secure public deposits	$387,402	$671,626
Carrying value of securities pledged to repurchase agreements	20,154	22,405
The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of certain available-for-sale securities. See Note 7 — Derivative Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Loans held for sale	$1,146	$1,032
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,631,704	$2,523,905
Construction/land/land development	698,610	611,220
Single-family residential real estate	1,425,285	1,444,611
Multifamily residential real estate	568,445	553,149
Total real estate	5,324,044	5,132,885
Commercial and industrial	2,141,623	1,989,218
Mortgage warehouse lines of credit	589,706	528,781
Consumer	18,204	20,033
Total LHFI(2)	8,073,577	7,670,917
Less: Allowance for loan credit losses (“ALCL”)	98,188	96,782
LHFI, net	$7,975,389	$7,574,135
____________________________
(1)Includes owner-occupied commercial real estate of $1.05 billion and $1.00 billion at June 30, 2026, and December 31, 2025 respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $10.9 million and $10.6 million at June 30, 2026, and December 31, 2025, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. The Company held approximately $5.1 million and $5.4 million of unpaid principal balance PCD loans at June 30, 2026 and December 31, 2025, respectively.
Please see Note 1 — Significant Accounting Policies included in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at June 30, 2026, and gross charge-offs for the six months ended June 30, 2026, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at June 30, 2026.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$390,101	$560,810	$143,864	$288,197	$660,546	$512,495	$49,466	$2,605,479
Classified	46	681	8,814	7,159	3,722	5,559	244	26,225
Total commercial real estate loans	$390,147	$561,491	$152,678	$295,356	$664,268	$518,054	$49,710	$2,631,704
Year-to-date gross charge-offs	$—	$—	$—	$438	$200	$586	$—	$1,224

Construction/land/land development:
Pass	$109,624	$296,353	$77,102	$65,489	$37,947	$47,384	$35,374	$669,273
Classified	3,790	834	2,849	3,946	11,000	4,606	2,312	29,337
Total construction/land/land development loans	$113,414	$297,187	$79,951	$69,435	$48,947	$51,990	$37,686	$698,610

Single-family residential real estate:
Pass	$112,766	$191,899	$66,194	$181,609	$345,370	$359,931	$124,615	$1,382,384
Classified	1,384	1,765	1,372	9,422	22,100	6,696	162	42,901
Total single-family residential real estate loans	$114,150	$193,664	$67,566	$191,031	$367,470	$366,627	$124,777	$1,425,285
Year-to-date gross charge-offs	$—	$61	$142	$71	$35	$—	$—	$309

Multi-family residential real estate:
Pass	$109,472	$148,344	$17,509	$58,236	$159,407	$73,821	$1,656	$568,445
Total multi-family residential real estate loans	$109,472	$148,344	$17,509	$58,236	$159,407	$73,821	$1,656	$568,445

Commercial and industrial:
Pass	$286,496	$341,821	$122,098	$128,682	$70,962	$63,829	$1,082,157	$2,096,045
Special mention	—	—	—	—	—	—	458	458
Classified	4,328	10,215	4,001	2,841	7,071	1,268	15,396	45,120
Total commercial and industrial loans	$290,824	$352,036	$126,099	$131,523	$78,033	$65,097	$1,098,011	$2,141,623
Year-to-date gross charge-offs	$80	$55	$467	$16	$—	$197	$3,905	$4,720

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$589,706	$589,706

Consumer:
Pass	$3,829	$5,552	$2,544	$1,039	$220	$48	$4,904	$18,136
Classified	—	15	27	14	10	—	2	68
Total consumer loans	$3,829	$5,567	$2,571	$1,053	$230	$48	$4,906	$18,204
Year-to-date gross charge-offs	$—	$46	$107	$4	$2	$—	$47	$206

The following table reflects recorded investments in loans by credit quality indicator and origination year at December 31, 2025, and gross charge-offs for the year ended December 31, 2025, excluding loans held for sale. Loans

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	June 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	30-89 Days Past Due and Still Accruing	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$4,315	$263	$2,865	$7,443	$2,624,261	$2,631,704	$17	$—
Construction/land/land development	593	—	10,210	10,803	687,807	698,610	593	—
Single-family residential real estate	831	4,809	18,922	24,562	1,400,723	1,425,285	3,253	—
Multifamily residential real estate	—	—	—	—	568,445	568,445	—	—
Total real estate	5,739	5,072	31,997	42,808	5,281,236	5,324,044	3,863	—
Commercial and industrial	1,081	477	9,131	10,689	2,130,934	2,141,623	1,034	—
Mortgage warehouse lines of credit	—	—	—	—	589,706	589,706	—	—
Consumer	323	28	15	366	17,838	18,204	306	—
Total LHFI	$7,143	$5,577	$41,143	$53,863	$8,019,714	$8,073,577	$5,203	$—

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	30-89 Days Past Due and Still Accruing	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$4,203	$9,884	$14,087	$2,509,818	$2,523,905	$4,203	$—
Construction/land/land development	137	45	14,484	14,666	596,554	611,220	108	—
Single-family residential real estate	9,912	3,333	22,368	35,613	1,408,998	1,444,611	9,114	—
Multifamily residential real estate	—	—	—	—	553,149	553,149	—	—
Total real estate	10,049	7,581	46,736	64,366	5,068,519	5,132,885	13,425	—
Commercial and industrial	895	254	7,792	8,941	1,980,277	1,989,218	1,149	—
Mortgage warehouse lines of credit	—	—	—	—	528,781	528,781	—	—
Consumer	127	63	104	294	19,739	20,033	190	—
Total LHFI	$11,071	$7,898	$54,632	$73,601	$7,597,316	$7,670,917	$14,764	$—
The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $29.3 million and $28.9 million at June 30, 2026, and December 31, 2025, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2026
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,388	$6,996	$9,793	$6,811	$54,427	$998	$602	$99,015
Charge-offs	449	—	277	—	1,716	—	54	2,496
Recoveries	1	—	—	—	1,935	—	106	2,042
Provision(1)	138	(431)	474	(150)	(412)	69	(61)	(373)
Ending balance	$19,078	$6,565	$9,990	$6,661	$54,234	$1,067	$593	$98,188
Average balance	$2,563,643	$675,151	$1,428,511	$572,052	$2,212,814	$483,340	$19,158	$7,954,669
Net charge-offs (recoveries) to loan average balance (annualized)	0.07%	—%	0.08%	—%	(0.04)%	—%	(1.09)%	0.02%

____________________________
(1)The $65,000 provision for credit losses on the consolidated statements of income includes a $373,000 net benefit provision for loan credit losses, a $440,000 provision for off-balance sheet commitments and $2,000 net benefit provision for held to maturity securities credit losses, for the three months ended June 30, 2026.

	Three Months Ended June 30, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,185	$6,836	$8,949	$4,078	$54,762	$422	$779	$92,011
Charge-offs	471	—	119	—	2,995	—	115	3,700
Recoveries	—	—	7	—	1,390	—	3	1,400
Provision(1)	1,071	(512)	222	502	1,018	358	56	2,715
Ending balance	$16,785	$6,324	$9,059	$4,580	$54,175	$780	$723	$92,426
Average balance	$2,407,632	$739,601	$1,462,025	$493,397	$2,068,175	$480,587	$21,851	$7,673,268
Net charge-offs to loan average balance (annualized)	0.08%	—%	0.03%	—%	0.31%	—%	2.06%	0.12%

____________________________
(1)The $2.9 million provision for credit losses on the consolidated statements of income includes a $2.7 million provision for loan credit losses, a $149,000 provision expense for off-balance sheet commitments and a $2,000 net benefit provision for held to maturity securities credit losses for the three months ended June 30, 2025.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2026
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
	(Dollars in thousands)
Beginning balance	$18,929	$7,219	$9,525	$4,963	$54,496	$913	$737	$96,782
Charge-offs	1,224	—	309	—	4,720	—	206	6,459
Recoveries	1	—	2	—	3,117	—	108	3,228
Provision(1)	1,372	(654)	772	1,698	1,341	154	(46)	4,637
Ending balance	$19,078	$6,565	$9,990	$6,661	$54,234	$1,067	$593	$98,188
Average balance	$2,535,076	$651,871	$1,438,587	$560,826	$2,145,200	$444,920	$19,489	$7,795,969
Net charge-offs to loan average balance (annualized)	0.10%	—%	0.04%	—%	0.15%	—%	1.01%	0.08%
_________________________
(1)The $5.0 million provision for credit losses on the consolidated statements of income includes a $4.6 million provision for loan losses, a $395,000 provision expense for off-balance sheet commitments and a $3,000 net benefit provision for held to maturity securities credit losses for the six months ended June 30, 2026.

	Six Months Ended June 30, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total
	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$8,623	$3,831	$53,449	$501	$712	$91,060
Charge-offs	728	—	119	—	7,556	—	145	8,548
Recoveries	13	—	10	43	3,432	—	22	3,520
Provision(1)	954	(1,074)	545	706	4,850	279	134	6,394
Ending balance	$16,785	$6,324	$9,059	$4,580	$54,175	$780	$723	$92,426
Average balance	$2,427,754	$780,450	$1,450,386	$482,412	$2,036,281	$385,582	$22,278	$7,585,143
Net charge-offs (recoveries) to loan average balance (annualized)	0.06%	—%	0.02%	(0.02)%	0.41%	—%	1.11%	0.13%
____________________________
(1)The $6.3 million provision for credit losses on the consolidated statements of income includes a $6.4 million provision for loan credit losses, a $84,000 and $3,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the six months ended June 30, 2025.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans:

	June 30, 2026
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Commercial and Industrial	Total
Real Estate	$3,322	$206	$12,427	$—	$15,955
Accounts Receivable	—	—	—	189	189
Total	$3,322	$206	$12,427	$189	$16,144
ALCL Allocation	$—	$—	$448	$—	$448

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Commercial and Industrial	Total
Real Estate	$4,409	$206	$14,803	$—	$19,418
Accounts Receivable	—	—	—	189	189
Equipment	—	—	—	119	119
Other	—	—	—	206	206
Total	$4,409	$206	$14,803	$514	$19,932
ALCL Allocation	$—	$—	$61	$—	$61
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
Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Commercial real estate	$6,461	$11,167	$15,479	$13,212
Construction/land/land development	12,519	8,139	16,365	16,388
Single-family residential real estate	29,388	33,418	35,595	39,480
Total real estate	48,368	52,724	67,439	69,080
Commercial and industrial	1,390	870	11,015	11,919
Consumer	—	—	68	185
Total nonaccrual loans	$49,758	$53,594	$78,522	$81,184
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the six months ended June 30, 2026 and 2025.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$1,168	0.04%	$46	—%
Construction/land/land development	4,733	0.68	42	0.01
Single-family residential real estate	1,316	0.09	278	0.02
Total real estate	7,217	0.14	366	0.01
Commercial and industrial	16,879	0.79	—	—
Consumer	9	0.05	50	0.27
Total	$24,105	0.30	$416	0.01

	Three Months Ended June 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$141	0.01%	$—	—%
Construction/land/land development	7	—	—	—
Single-family residential real estate	253	0.02	34	—
Total real estate	401	0.01	34	—
Commercial and industrial	14,002	0.70	27	—
Total	$14,403	0.19	$61	—

	Six Months Ended June 30, 2026
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$4,069	0.15%	$5,852	0.22%
Construction/land/land development	8,829	1.26	42	0.01
Single-family residential real estate	1,797	0.13	1,413	0.10
Total real estate	14,695	0.28	7,307	0.14
Commercial and industrial	18,831	0.88	30	—
Consumer	9	0.05	51	0.28
Total	$33,535	0.42	$7,388	0.09

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$861	0.04%	$—	—%
Construction/land/land development	132	0.02	—	—
Single-family residential real estate	665	0.05	34	—
Total real estate	1,658	0.03	34	—
Commercial and industrial	29,360	1.46	27	—
Total	$31,018	0.40	$61	—

The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 2.0 months to the life of the modified loans	Delayed payment of weighted average 6.0 months
Construction/land/land development	Added a weighted average 6.1 months to the life of the modified loans	Delayed payment of weighted average 3.0 months
Single-family residential real estate	Added a weighted average 9.0 months to the life of the modified loans	Delayed payment of weighted average 3.0 months
Commercial and industrial	Added a weighted average 6.6 months to the life of the modified loans	N/A
Consumer	Added a weighted average 36.0 months to the life of the modified loans	Delayed payment of weighted average 2.0 months

Three Months Ended June 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 3.7 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 6.0 months to the life of the modified loans	N/A
Single-family residential real estate	Added a weighted average 16.5 months to the life of the modified loans	Delayed payment of weighted average 4.0 months
Commercial and industrial	Added a weighted average 5.5 months to the life of the modified loans	Delayed payment of weighted average 4.0 months

Six Months Ended June 30, 2026
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 4.7 months to the life of the modified loans	Delayed payment of weighted average 8.8 months
Construction/land/land development	Added a weighted average 6.9 months to the life of the modified loans	Delayed payment of weighted average 6.0 months
Single-family residential real estate	Added a weighted average 10.3 months to the life of the modified loans	Delayed payment of weighted average 3.6 months
Commercial and industrial	Added a weighted average 6.9 months to the life of the modified loans	Delayed payment of weighted average 3.0 months
Consumer	Added a weighted average 36.0 months to the life of the modified loans	Delayed payment of weighted average 2.0 months

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Six Months Ended June 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 5.6 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 6.2 months to the life of the modified loans	N/A
Single-family residential real estate	Added a weighted average 24.1 months to the life of the modified loans	Delayed Payment of weighted average 4.0 months
Commercial and industrial	Added a weighted average 6.1 months to the life of the modified loans	Delayed Payment of weighted average 4.0 months

The following table depicts the performance of loans that have been modified during the last twelve months ended June 30, 2026 and 2025:

	Payment Status (Amortized Cost Basis)
	June 30, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$9,729	$1,431	$1,516
Construction/land/land development	8,788	86	—
Single-family residential real estate	2,944	737	—
Total real estate	21,461	2,254	1,516
Commercial and industrial	24,164	493	2,045
Consumer	92	24	—
Total LHFI	$45,717	$2,771	$3,561

	Payment Status (Amortized Cost Basis)
	June 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,361	$—	$—
Construction/land/land development	132	—	206
Single-family residential real estate	1,162	—	291
Total real estate	3,655	—	497
Commercial and industrial	27,967	1,800	2,279
Total LHFI	$31,622	$1,800	$2,776

At June 30, 2026, and December 31, 2025, the Company had $869,000 and $52,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The tables below provide the details of loans to borrowers experiencing financial difficulty that experienced a payment default during the three and six months ended June 30, 2026 and 2025, and were modified in the twelve months prior to that default:

	Defaults During the Three Months Ended June 30, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$7,323	$8,193
Single-family residential real estate	54	74
Total real estate	7,377	8,267
Commercial and industrial	2,350	3,883
Total	$9,727	$12,150

	Defaults During the Three Months Ended June 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Construction/land/land development	$206	$206
Single-family residential real estate	292	392
Total real estate	498	598
Commercial and industrial	2,279	3,995
Total	$2,777	$4,593

	Defaults During the Six Months Ended June 30, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Construction/land/land development	$7,323	$8,193
Single-family residential real estate	54	74
Total real estate	7,377	8,267
Commercial and industrial	2,674	6,684
Total	$10,051	$14,951

	Defaults During the Six Months Ended June 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$—	$257
Construction/land/land development	206	206
Single-family residential real estate	292	392
Total real estate	498	855
Commercial and industrial	2,279	5,535
Total	$2,777	$6,390

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

A payment default is defined as a loan that was 90 or more days past due. The Company monitors the performance of modified loans on an ongoing basis. In the event of subsequent default, the ALCL is assessed on the basis of an individual evaluation in accordance with the Company’s policies, as discussed above. The modifications made during the periods presented did not significantly impact the Company’s determination of the allowance for credit losses.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at June 30, 2026, and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during the periods presented.

	June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$263,779	$28,455	$292,234
Corporate bonds	—	43,257	6,000	49,257
U.S. government agency securities	—	12,983	—	12,983
Commercial mortgage-backed securities	—	18,175	—	18,175
Residential mortgage-backed securities	—	443,523	—	443,523
Commercial collateralized mortgage obligations	—	87,216	—	87,216
Residential collateralized mortgage obligations	—	238,835	—	238,835
Securities available for sale	—	1,107,768	34,455	1,142,223
Securities carried at fair value through income	—	—	5,872	5,872
Rabbi Trust assets	1,158	—	—	1,158
Other assets - derivatives	—	9,858	—	9,858
Total recurring fair value measurements - assets	$1,158	$1,117,626	$40,327	$1,159,111

Other liabilities - derivatives	$—	$(9,290)	$—	$(9,290)
Total recurring fair value measurements - liabilities	$—	$(9,290)	$—	$(9,290)

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$261,042	$33,842	$294,884
Corporate bonds	—	54,704	1,000	55,704
U.S. government agency securities	—	3,140	—	3,140
Commercial mortgage-backed securities	—	15,286	—	15,286
Residential mortgage-backed securities	—	454,485	—	454,485
Commercial collateralized mortgage obligations	—	82,793	—	82,793
Residential collateralized mortgage obligations	—	210,884	—	210,884
Securities available for sale	—	1,082,334	34,842	1,117,176
Securities carried at fair value through income	—	—	6,215	6,215
Rabbi Trust assets	839	—	—	839
Other assets - derivatives	—	13,152	—	13,152
Total recurring fair value measurements - assets	$839	$1,095,486	$41,057	$1,137,382

Other liabilities - derivatives	$—	$(13,491)	$—	$(13,491)
Total recurring fair value measurements - liabilities	$—	$(13,491)	$—	$(13,491)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026 and 2025, are summarized as follows:

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2026	$34,842	$6,215
Loss recognized in earnings:
Other noninterest income	—	(13)
Loss recognized in Accumulated Other Comprehensive Income (“AOCI”)	(822)	—
Purchases, issuances, sales and settlements:
Purchases	8,409	—
Settlements	(7,974)	(330)
Balance at June 30, 2026	$34,455	$5,872

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
Gain recognized in earnings:
Other noninterest income	—	21
Loss recognized in AOCI	(50)	—
Purchases, issuances, sales and settlements:
Purchases	638	—
Settlements	(1,269)	(315)
Balance at June 30, 2025	$35,073	$6,218
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Derivatives
Fair values for interest rate swap agreements and interest rate lock commitments are based upon the amounts that would be required to settle the contracts. Fair values for risk participations are based on the fair values of the underlying derivative transactions and an assessment of counterparty credit risk. Fair values for interest rate swaps designated as fair value hedges are based upon observable Level 2 inputs such as forward fixed and floating rate projections entered into a discounted cash flow model using factors based upon the market yield curve. Fair values for interest rate options (caps) are based upon observable Level 2 inputs such as forward floating rate and floating rate volatility projections entered into a discounted cash flow model using factors based upon the market yield curve. For further details on interest rate swaps designated as fair value hedges, refer to Note 7 — Derivative Financial Instruments.
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income and loans held for sale, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At June 30, 2026, and December 31, 2025 there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	June 30, 2026
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$5,872	$5,870	$2
Rabbi Trust assets	1,158	1,083	75
Total	$7,030	$6,953	$77

	December 31, 2025
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,215	$6,200	$15
Rabbi Trust Assets	839	801	38
Total	$7,054	$7,001	$53

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Changes in fair value included in noninterest income:	2026	2025	2026	2025
Other income:
Securities carried at fair value through income	$5	$21	$(13)	$21
Total fair value option impact on noninterest income	$5	$21	$(13)	$21

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$(56)	$(21)	$(37)	$(20)
Deferred compensation liabilities related to Rabbi Trust assets(1)	56	21	37	20
Total fair value option impact on noninterest expense	$—	$—	$—	$—
____________________________
(1)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both June 30, 2026, and December 31, 2025. The Company believes the fair value approximates an exit price.
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
Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $6.1 million and $5.2 million at June 30, 2026, and December 31, 2025, respectively.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $759,000 and $694,000 at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, and December 31, 2025, the Company had $3.8 million and $5.4 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	June 30, 2026		December 31, 2025
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$546,531	$546,531	$424,217	$424,217
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	37,662	37,662	31,069	31,069
Loans held for sale	1,146	1,146	1,032	1,032
Accrued interest receivable	35,748	35,748	35,152	35,152
Level 3 inputs:
Securities held to maturity	10,557	9,074	10,559	9,607
LHFI, net	7,975,389	7,868,185	7,574,135	7,459,710
Financial liabilities:
Level 2 inputs:
Deposits	8,703,251	8,698,766	8,307,247	8,302,897
FHLB advances, repurchase agreements and other borrowings	136,878	136,827	19,050	18,989
Subordinated indebtedness	16,594	16,580	16,544	16,530
Accrued interest payable	2,811	2,811	3,239	3,239
Note 6 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Short-term FHLB advances	$125,000	$—
Long-term FHLB advances	5,349	5,913
Overnight repurchase agreements with depositors	6,529	13,137
Total FHLB advances and other borrowings	$136,878	$19,050
Subordinated indebtedness, net	$16,594	$16,544

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Additional details of short-term FHLB advances are as follows:

(Dollars in thousands)	Amount	Interest Rate	Maturity Date
At June 30, 2026:
Short-term FHLB advance, fixed rate	$125,000	3.85%	7/1/2026
Holding Company Line of Credit
The Company entered into a Loan Agreement (the “Loan Agreement”), along with certain ancillary instruments, with a correspondent financial institution (“Lender”) pursuant to which the Company has the ability to borrow up to $30.0 million under a revolving credit loan. Advances under the Loan Agreement bear interest at a variable rate equal to the then-applicable Prime Rate (as defined in the Loan Agreement) minus 1.00%, subject to a 4.00% floor. The loan matures on June 30, 2027, and is secured by a pledge of the common stock of Origin Bank. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at June 30, 2026.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges at the periods presented.

(Dollars in thousands)	Carrying Amount of the Hedged Assets (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Securities available-for-sale	$43,217	$44,132	$(364)	$514
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the notional amount and the fair value of derivative instruments in the Company’s consolidated balance sheets at June 30, 2026, and December 31, 2025. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Included in other assets:	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Derivatives designated as fair value hedging instruments:
Interest rate swaps	$43,940	$—	$364	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	450,058	438,595	9,476	13,150
Caps and floors	25,000	25,000	18	2
Total included in other assets	$518,998	$463,595	$9,858	$13,152

Included in other liabilities:
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$—	$43,940	$—	$514
Derivatives not designated as hedging instruments:
Interest rate swaps	444,188	432,395	9,272	12,975
Caps and floors	25,000	25,000	18	2
Risk participation agreements	6,565	12,148	—	—
Total included in other liabilities	$475,753	$513,483	$9,290	$13,491
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

	June 30, 2026				December 31, 2025
(Dollars in thousands)	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Remaining Maturity (in years)	Receive Rate	Pay Rate		Remaining Maturity (in years)	Receive Rate	Pay Rate
Interest rate swaps designated as fair value hedge	$43,940	6.87	3.66%	3.78%	$43,940	7.37	4.14%	3.78%
Non-hedging interest rate swaps - financial institution counterparties	387,573	3.44	6.14	5.65	403,591	3.60	6.37	5.52
Non-hedging interest rate swaps - customer counterparties	387,573	3.44	5.65	6.14	403,591	3.60	5.52	6.37
Non-hedging interest rate caps - financial institution counterparties(1)	25,000	1.14	3.61	—	25,000	1.64	3.82	—
Non-hedging interest rate caps - customer counterparties(1)	25,000	1.14	—	3.61	25,000	1.64	—	3.82
____________________________
(1)Represents the strike rate for interest rate caps, above which the Company will either pay its customer counterparties or receive from its dealer counterparties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Gains and losses recognized on derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as fair value hedging instruments:	2026	2025	2026	2025
Amount of (loss) gain recognized in interest income on available for sale securities	$(606)	$700	$(878)	$700
Amount of (gain) loss recognized in interest income on interest rate swaps - available for sale securities	606	(700)	878	(700)
Derivatives not designated as hedging instruments:
Amount of gain recognized in mortgage banking revenue	—	(300)	—	(185)
Amount of gain (loss) recognized in other non-interest income	18	(35)	29	(99)
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At both June 30, 2026, and December 31, 2025, the Company had $3.8 million cash collateral on deposit with swap counterparties. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 8 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), and the Company’s Omnibus Incentive Plan, which was adopted in April 2024 and was amended and restated in April 2026 (the “Omnibus Plan”).
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 2,375,000 shares were reserved for issuance under the Incentive Plans. The Omnibus Plan, as amended in April 2026, allows for the issuance of 1,675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At June 30, 2026, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 1,149,971, which reflects the additional 1,000,000 shares available for grant under the Omnibus Plan by amendment of the plan in April 2026.
Additionally, the Company’s stockholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation expense recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At June 30, 2026, there was $503,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2026 - May 31, 2027 ESPP offering period. These costs are expected to be recognized over a period of 0.9 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	1.91%	1.91%	1.85%	1.95%
Risk-free interest rate	3.84	4.60	3.89	4.77
Expected volatility	29.37	30.13	29.49	30.26
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ESPP shares purchased	50,175	58,568	50,175	58,568
Shares available for issuance under the ESPP	762,297	812,472	762,297	812,472
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
On December 7, 2022, the Committee and the independent members of the Board also approved a special, one-time stock award to Drake Mills, the Company’s President and Chief Executive Officer (the “One-Time Award”), having an approximate value of $10,000,000, comprised of 129,736 restricted stock units (“CEO RSUs”) and 129,735 market-based performance stock units (“CEO PSUs”), and was effective as of December 13, 2022, (the “Grant Date”). In exchange for the One-Time Award, Mr. Mills agreed to a 2-year non-competition covenant, in addition to the standard non-solicitation of customers and employees covenant included in the Company’s form of award agreement. Pursuant to the One-Time Award, the CEO RSUs shall vest in five approximately equal installments on each of the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date, subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death, disability, termination of employment without cause or resignation for good reason. The CEO PSUs shall be eligible to vest based on achievement of five pre-established stock price hurdles (each, a “Stock Price Hurdle”) during a seven-year performance period (the “CEO Performance Period”). Achievement of each Stock Price Hurdle requires substantial and sustained growth in the Company’s stock price, with each Stock Price Hurdle representing a twenty percent (20%) price appreciation over the 20-day average closing price of the Company’s common stock as of the Grant Date (such that 100% appreciation is required for 100% of the CEO PSUs to vest). Each Stock Price Hurdle must be maintained for twenty consecutive trading days during the CEO Performance Period. Each of the five tranches of CEO PSUs will vest, and become “Achieved PSUs”, on the later of the date that the applicable Stock Price Hurdle is achieved or the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date (provided that the applicable Stock Price Hurdle has been achieved prior to each such anniversary), subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death or disability. If Mr. Mills’ employment is terminated without cause or he resigns for good reason, then any Achieved PSUs will become fully vested and unearned CEO PSUs will remain outstanding and eligible to vest based on achievement of the Stock Price Hurdle during the CEO Performance Period. The One-Time Award was granted pursuant to, and subject to the terms and conditions of, the Origin Bancorp, Inc. 2012 Stock Incentive Plan and the Company’s form of RSU agreement and PSU agreement, respectively.

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

During the three months ended June 30, 2026, the market condition for the first tranche of the CEO’s one-time PSU award was satisfied, as the Company’s closing stock price exceeded $46.25 for twenty consecutive trading days during the performance period. Accordingly, 25,947 PSUs vested upon satisfaction of the first market condition.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Six Months Ended June 30,
	2026		2025
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	13,284	$33.89	20,415	$33.06
Granted RSAs	10,458	47.35	14,760	33.89
Vested RSAs	(13,284)	33.89	(20,415)	33.06
Nonvested RSAs, June 30,	10,458	47.35	14,760	33.89

Nonvested RSUs, January 1,	337,631	$35.97	352,002	$35.45
Granted RSUs	105,470	45.06	103,669	37.41
Vested RSUs	(102,630)	35.01	(85,387)	35.07
Forfeited RSUs	(4,985)	38.22	(6,865)	33.28
Nonvested RSUs, June 30,	335,486	39.09	363,419	36.14

Nonvested PSUs, January 1,	293,918	$32.31	265,197	$32.07
Granted PSUs	59,047	43.97	55,650	39.50
Vested PSUs(1)	(25,947)	31.91	(17,191)	44.77
Forfeited PSUs(2)	(43,882)	39.56	(9,738)	44.77
Nonvested PSUs, June 30,	283,136	33.66	293,918	32.31
__________________________
(1)PSUs vested during the six months ended June 30, 2026, represent the first tranche of the CEO's one-time PSU award discussed above.
(2)PSUs forfeited during the six months ended June 30, 2026 and 2025, includes forfeiture of incremental shares upon final measurement of performance metrics.
At June 30, 2026, there was $408,000, $11.3 million and $5.5 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.81, 2.47 and 2.28 years for RSA, RSU and PSU shares, respectively.
Share-based compensation cost charged to income for the three and six months ended June 30, 2026 and 2025, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
RSA & RSU	$1,517	$1,186	$2,902	$2,349
PSU	869	750	1,785	1,289
ESPP	130	131	233	244
Total stock compensation expense	$2,516	$2,067	$4,920	$3,882
Related tax benefits recognized in net income	$528	$434	$1,033	$815
Stock Option Grants
The Company had previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of June 30, 2026, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger as described further below.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

In conjunction with the BTH merger, the Company assumed the BTH 2012 Equity Incentive Plan and converted all outstanding options to purchase BTH common stock into options to purchase an aggregate of 611,676 shares of the Company’s common stock. Under the terms of applicable change in control provisions within the BTH 2012 Equity Incentive Plan and BTH Notice Of Stock Option Award, all BTH stock options fully vested immediately prior to the closing of the merger that occurred on August 1, 2022. As of June 30, 2026, BTH converted options have no expiration dates past February 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.
The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Six Months Ended June 30, 2026
Outstanding at January 1, 2026	184,670	$33.41	2.97	$781
Exercised	(133,376)	33.21	—	1,640
Expired and forfeited	(331)	37.01	—	—
Outstanding and exercisable at June 30, 2026	50,963	33.90	2.91	879

Six Months Ended June 30, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(20,657)	28.99	—	166
Expired and forfeited	(1,324)	37.39	—	—
Outstanding and exercisable at June 30, 2025	203,853	32.54	3.29	786
Note 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2026	$(54,426)	$285	$(54,141)
Net change	(6,577)	(110)	(6,687)
Balance at June 30, 2026	$(61,003)	$175	$(60,828)

Balance at January 1, 2025	$(106,535)	$506	$(106,029)
Net change	32,578	(110)	32,468
Balance at June 30, 2025	$(73,957)	$396	$(73,561)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at June 30, 2026, and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At June 30, 2026, and December 31, 2025, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
The actual capital amounts and ratios of the Company and the Bank at June 30, 2026, and December 31, 2025, are presented in the following table:

(Dollars in thousands) June 30, 2026	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,183,748	13.41%	$617,915	7.00%	N/A	N/A
Origin Bank	1,122,647	12.80	613,948	7.00	$570,094	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,199,799	13.59	750,426	8.50	N/A	N/A
Origin Bank	1,122,647	12.80	745,508	8.50	701,654	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,301,623	14.74	927,208	10.50	N/A	N/A
Origin Bank	1,224,471	13.97	920,325	10.50	876,500	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,199,799	12.05	398,274	4.00	N/A	N/A
Origin Bank	1,122,647	11.37	394,951	4.00	493,688	5.00
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,139,627	13.54	589,364	7.00	N/A	N/A
Origin Bank	1,054,279	12.62	584,801	7.00	543,029	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,155,628	13.73	715,658	8.50	N/A	N/A
Origin Bank	1,054,279	12.62	710,115	8.50	668,344	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,255,717	14.91	884,171	10.50	N/A	N/A
Origin Bank	1,154,368	13.82	877,205	10.50	835,433	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,155,628	11.86	389,648	4.00	N/A	N/A
Origin Bank	1,054,279	10.91	386,406	4.00	483,007	5.00

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to stockholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $29.3 million at June 30, 2026.
Stock Repurchases
In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. In July 2026, the Company’s Board of Directors approved a $100 million increase in repurchase authority under the stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program expires in July 2028 but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
During the second quarter ended June 30, 2026, the Company repurchased a total of 217,034 shares of its common stock pursuant to the stock repurchase program at an average price per share of $46.60, for an aggregate purchase price of $10.1 million, including broker commissions and applicable excise taxes. Year-to-date stock repurchases through June 30, 2026, totaled 382,534 shares of common stock at an average price per share of $44.29, for an aggregate purchase price of $16.9 million, including broker commissions and applicable excise taxes. There was $21.6 million remaining available for repurchase at June 30, 2026, which excludes the $100 million increase in repurchase authority approved by the Board of Directors in July 2026.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) June 30, 2026	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$697,502	$1,011,770	$519,239	$103,416	$2,331,927
Standby letters of credit	197,678	16,751	10,825	—	225,254
Total off-balance sheet commitments	$895,180	$1,028,521	$530,064	$103,416	$2,557,181
December 31, 2025
Commitments to extend credit(1)	$843,675	$762,261	$524,071	$137,736	$2,267,743
Standby letters of credit	214,588	7,530	21,673	—	243,791
Total off-balance sheet commitments	$1,058,263	$769,791	$545,744	$137,736	$2,511,534
____________________________
(1)Includes $769.4 million and $768.4 million of unconditionally cancellable commitments at June 30, 2026, and December 31, 2025, respectively.
At June 30, 2026, the Company held 47 unfunded letters of credit from the FHLB totaling $728.5 million, with expiration dates ranging from July 23, 2026, to September 22, 2027. At December 31, 2025, the Company held 44 unfunded letters of credit from the FHLB totaling $598.3 million, with expiration dates ranging from January 2, 2026, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers’ businesses.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.9 million and $4.5 million at June 30, 2026, and December 31, 2025, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
As previously disclosed beginning in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. As of June 30, 2026, the Company maintained a contingency reserve of $2.5 million related to this matter, which included a $389,000 release of reserve in the current quarter due to the settlement agreement discussed below.
The Company previously recorded provision for loan credit losses related to this matter of $4.1 million in 2024 and $1.3 million in 2025. During the six months ended June 30, 2026, the Company recognized $438,000 of related insurance recoveries of third party expenses in other noninterest income with cumulative recoveries totaling $3.0 million through June 30, 2026.
In August 2026, the Company executed a settlement agreement related to litigation involving the questioned activity; the terms of the agreement are confidential. However, based on information currently available, management does not expect to incur any additional losses related to this matter.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank, was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 57 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
•Built on three primary pillars:
◦Productivity, Delivery & Efficiency
◦Balance Sheet Optimization
◦Culture & Employee Engagement
•As announced in our Fourth Quarter and Full Year 2025 Earnings Release, our near term ROAA run rate target is 1.15% or higher by 4Q26, as we continue towards our ultimate top quartile ROAA target.
2026 Second Quarter Key Metrics
•Net income was $33.8 million three months ended June 30, 2026, reflecting an increase of $19.2 million, or 131.1%, compared to the three months ended June 30, 2025.

•Net interest income was $92.2 million for the three months ended June 30, 2026, reflecting an increase of $10.1 million, or 12.3%, compared to the three months ended June 30, 2025.
•Our fully tax equivalent net interest margin (“NIM-FTE”) increased 31 basis points for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. This expansion was driven primarily by a 58-basis point reduction in rates paid on interest-bearing liabilities, offset by a 13-basis point decline in our yield earned on interest-earning assets.
•Total loans held for investment (“LHFI”) were $8.07 billion at June 30, 2026, reflecting an increase of $402.7 million, or 5.2%, compared to December 31, 2025. LHFI, excluding mortgage warehouse lines of credit, were $7.48 billion at June 30, 2026, reflecting an increase of $341.7 million, or 4.8%, compared to December 31, 2025.
•Total deposits were $8.70 billion at June 30, 2026, reflecting an increase of $396.0 million, or 4.8%, compared to December 31, 2025. Noninterest-bearing deposits were $2.26 billion, reflecting an increase of $280.1 million, or 14.1%, compared to December 31, 2025.
•During the quarter ended June 30, 2026, we repurchased 217,034 shares of our common stock at an average price of $46.60 per share, including broker commissions and applicable excise taxes. Also, in July 2026, our board of directors approved a $100 million increase in repurchase authority under our stock repurchase program, which expires in July 2028.
Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025
Our net income increased $19.2 million, or 131.1%, to $33.8 million for the three months ended June 30, 2026, from $14.6 million for the three months ended June 30, 2025. Diluted EPS increased $0.62 to $1.09 per share for the three months ended June 30, 2026, compared to $0.47 per share for the three months ended June 30, 2025. The increase was primarily due to increases of $14.0 million and $10.1 million in noninterest income and net interest income, respectively. Also contributing to the increase was a $2.8 million decrease in provision expense for credit losses. These increases were partially offset by an increase of $2.4 million in noninterest expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended June 30, 2026, was $92.2 million, an increase of $10.1 million, or 12.3%, compared to the three months ended June 30, 2025. The increase was due to a $9.0 million decrease in interest expense and an increase of $1.1 million in total interest income during the three months ended June 30, 2026, compared to three months ended June 30, 2025.
The $9.0 million decrease in interest expense was mainly due to decreases of $8.2 million and $894,000 in interest expense on interest-bearing deposits and subordinated indebtedness, respectively. Of the $8.2 million decline in interest-bearing deposits, $9.0 million was attributable to lower interest rates, partially offset by a $898,000 increase resulting from higher average balances, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The $9.0 million decrease due to lower rates was primarily due to decreases of $5.2 million, $2.6 million and $872,000 on money market, interest-bearing demand and time deposits, respectively. The benefit of these lower rates was partially offset by a $898,000 increase in interest expense attributable to higher average balances, as average interest-bearing deposit balances increased $105.0 million to $6.38 billion for the three months ended June 30, 2026, from $6.28 billion for the three months ended June 30, 2025. This increase was primarily driven by a $224.1 million increase in average money market deposit balances, which increased interest expense by $1.9 million, partially offset by a $102.9 million decrease in average time deposit balances, which reduced interest expense by $997,000. In addition, interest expense on subordinated debentures decreased $894,000 for the three months ended June 30, 2026, primarily due to the redemption of $74.0 million in principal amount of subordinated debentures during the quarter ended December 31, 2025, which reduced the average balance of subordinated debenture to $16.6 million for the three months ended June 30, 2026, from $89.6 million for the three months ended June 30, 2025.

Interest income increased $1.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases of $1.4 million and $783,000 in interest income on investment securities and interest income on LHFI, partially offset by a $885,000 decrease in interest income on non-marketable equity securities held in other financial institutions. The $1.4 million increase in interest income earned on investment securities was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy, with the most recent transaction occurring in June 2025, in conjunction with our Optimize Origin initiative. Of the $783,000 increase in interest income on LHFI, $4.5 million was due to higher average balances, which was offset by a $3.7 million decrease due to lower yields. The $4.5 million increase in interest income attributable to higher average LHFI balances was primarily due to increases in average balances in commercial and industrial, commercial real estate, and multifamily residential real estate loans, respectively. The impact of larger average balances was partially offset by $3.7 million due to lower yields primarily attributable to commercial and industrial loans, which declined to 6.65% for the three months ended June 30, 2026, from 7.30% for the three months ended June 30, 2025, and reduced interest income by $3.6 million.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The Federal Reserve Board reduced the federal funds target rate range three times, for a total of 75 basis points, during the second half of 2025, to a range of 3.50% to 3.75%, and has maintained the range unchanged since December 10, 2025.
The NIM-FTE was 3.92% for the three months ended June 30, 2026, a 31-basis point increase from 3.61% for the three months ended June 30, 2025. The improvement was mainly driven by an expanding interest rate spread, as the 58-basis-point decline in the average cost of total interest-bearing liabilities exceeded the 13-basis-point decline in the yield earned on interest-earning assets for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The average rate on total interest-bearing liabilities for the three months ended June 30, 2026, was 2.67%, compared to 3.25% for the three months ended June 30, 2025. The average yield earned on total interest-earning assets for the three months ended June 30, 2026, was 5.74%, compared to 5.87% for the three months ended June 30, 2025.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$2,563,643	$37,196	5.82%	$2,407,632	$34,668	5.78%
Construction/land/land development	675,151	11,603	6.89	739,601	12,759	6.92
Single-family residential real estate	1,428,511	19,627	5.51	1,462,025	19,904	5.46
Multifamily residential real estate	572,052	8,688	6.09	493,397	7,478	6.08
Commercial and industrial	2,212,814	36,675	6.65	2,068,175	37,619	7.30
Mortgage warehouse lines of credit	483,340	7,685	6.38	480,587	8,217	6.86
Consumer	19,158	351	7.35	21,851	397	7.29
LHFI	7,954,669	121,825	6.14	7,673,268	121,042	6.33
Loans held for sale	2,161	32	5.94	11,422	197	6.92
Loans receivable	7,956,830	121,857	6.14	7,684,690	121,239	6.33
Investment securities-taxable	992,478	9,039	3.65	980,430	7,692	3.15
Investment securities-non-taxable	185,851	1,517	3.27	175,101	1,425	3.26
Non-marketable equity securities held in other financial institutions	39,526	392	3.98	77,240	1,277	6.63
Interest-earning deposits in banks	309,510	2,918	3.78	276,372	3,004	4.36
Total interest-earning assets	9,484,195	135,723	5.74	9,193,833	134,637	5.87
Noninterest-earning assets	555,512			522,090
Total assets	$10,039,707			$9,715,923

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,892,759	$11,051	2.34%	$1,888,173	$13,634	2.90%
Money market deposits	3,420,399	24,491	2.87	3,196,349	27,752	3.48
Savings deposits	304,088	866	1.14	324,835	1,304	1.61
Savings and interest-bearing transaction accounts	5,617,246	36,408	2.60	5,409,357	42,690	3.17
Time deposits	765,794	5,593	2.93	868,703	7,462	3.45
Total interest-bearing deposits	6,383,040	42,001	2.64	6,278,060	50,152	3.20
FHLB advances & other borrowings	140,897	1,283	3.65	111,951	1,216	4.36
Subordinated indebtedness	16,582	239	5.78	89,633	1,133	5.07
Total interest-bearing liabilities	6,540,519	43,523	2.67	6,479,644	52,501	3.25
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,080,382			1,881,301
Other liabilities	143,422			164,647
Total liabilities	8,764,323			8,525,592
Stockholders’ Equity	1,275,384			1,190,331
Total liabilities and stockholders’ equity	$10,039,707			$9,715,923
Net interest spread			3.07%			2.62%
Net interest income and margin		$92,200	3.90		$82,136	3.58
Net interest income and margin - (tax equivalent)(3)		$92,668	3.92		$82,636	3.61
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

	Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$2,246	$282	$2,528
Construction/land/land development	(1,112)	(44)	(1,156)
Single-family residential real estate	(456)	179	(277)
Multifamily residential real estate	1,192	18	1,210
Commercial and industrial	2,631	(3,575)	(944)
Mortgage warehouse lines of credit	47	(579)	(532)
Consumer	(49)	3	(46)
Loans held for sale	(160)	(5)	(165)
Loans receivable	4,339	(3,721)	618
Investment securities-taxable	95	1,252	1,347
Investment securities-non-taxable	87	5	92
Non-marketable equity securities held in other financial institutions	(624)	(261)	(885)
Interest-earning deposits in banks	360	(446)	(86)
Total interest-earning assets	4,257	(3,171)	1,086
Interest-bearing liabilities
Interest-bearing demand deposits	33	(2,616)	(2,583)
Money market deposits	1,945	(5,206)	(3,261)
Savings deposits	(83)	(355)	(438)
Time deposits	(997)	(872)	(1,869)
FHLB advances & other borrowings	314	(247)	67
Subordinated indebtedness	(923)	29	(894)
Total interest-bearing liabilities	289	(9,267)	(8,978)
Net interest income	$3,968	$6,096	$10,064
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

Total provision expense decreased by $2.8 million, to $65,000 for the three months ended June 30, 2026, from $2.9 million for the three months ended June 30, 2025, primarily due to a $3.1 million decrease in provision expense for loan credit losses. The decrease was primarily the result of lower risk embedded in our loan portfolio, evidenced by the reduction in historical loss factors within the CECL model, lower charge-offs on loans that were not previously reserved, and favorable net credit migration, partially offset by reserve increases associated with new loan production. Net credit migration reflects the combined impact of loan risk rating changes, specific reserve adjustments, and loan balance movements, such as loan balance changes and payoffs.
Net charge-offs decreased $1.8 million, to $454,000 for the three months ended June 30, 2026, from $2.3 million for the three months ended June 30, 2025. The decrease was mainly attributable to a $1.2 million reduction in total charge-offs, mainly driven by a $1.3 million decrease in commercial and industrial loan charge-offs, together with a $641,000 increase in recoveries, also primarily in commercial and industrial loans. The allowance for loan credit losses to nonperforming LHFI increased to 125.05% for the three months ended June 30, 2026, compared to 108.33% for the three months ended June 30, 2025. The increase in the ratio is primarily the result of a $6.8 million decrease in nonperforming LHFI, primarily due to a $5.6 million decrease in nonperforming commercial and industrial loans, together with a $5.8 million increase in the allowance for loan credit loss, for the three months ended June 30, 2026, compared to three months ended June 30, 2025, primarily driven by an increase in collective reserves.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30,
Noninterest income:	2026	2025	$ Change	% Change
Insurance commission and fee income	$6,883	$6,661	$222	3.3%
Service charges and fees	5,334	4,927	407	8.3
Other fee income	2,321	2,809	(488)	(17.4)
Mortgage banking revenue	848	1,369	(521)	(38.1)
Swap fee income	32	1,435	(1,403)	(97.8)
Gain (loss) on sales of securities, net	1	(14,448)	14,449	100.0
Equity method investment loss	(612)	(1,909)	1,297	67.9
Other income	586	524	62	11.8
Total noninterest income	$15,393	$1,368	$14,025	N/M
____________________________
N/M = Not meaningful.
Noninterest income for the three months ended June 30, 2026, increased by $14.0 million to $15.4 million, compared to $1.4 million for the three months ended June 30, 2025. The increase was primarily driven by a $14.4 million increase in gain (loss) on sales of securities, net, and a $1.3 million reduction in equity method investment losses. These favorable variances were partially offset by decreases of $1.4 million and $521,000 in swap fee income and mortgage banking revenue, respectively.
Gain (loss) on sales of securities, net. The increase in gain (loss) on sales of securities, net, resulted from a $14.4 million loss recognized during the three months ended June 30, 2025, as a result of our bond portfolio optimization strategy in conjunction with our Optimize Origin initiative.
Equity method investment loss. The $1.3 million decrease in equity method investment loss was primarily attributable to a net $638,000 reduction in losses primarily resulting from offsetting variances in two limited partnership investments during the three months ended June 30, 2026, compared with the same period in 2025. Additionally, the Company recognized $668,000 of income from its equity investment in Argent Financial during the three months ended June 30, 2026, further contributing to the improvement.
Swap fee income. The $1.4 million decrease in swap fee income was the result of lower customer swap activity during the current quarter, reflecting reduced demand for hedging solutions compared to the three months ended June 30, 2025.

Mortgage banking revenue. The $521,000 decrease in mortgage banking revenue was primarily due to the restructuring of our mortgage banking operations which was completed as part of Optimize Origin.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended June 30,
Noninterest expense:	2026	2025	$ Change	% Change
Salaries and employee benefits	$40,374	$38,280	$2,094	5.5%
Occupancy and equipment, net	7,201	7,187	14	0.2
Data processing	3,738	3,432	306	8.9
Office and operations	3,174	3,337	(163)	(4.9)
Professional services	1,809	1,285	524	40.8
Intangible asset amortization	1,484	1,768	(284)	(16.1)
Electronic banking	935	1,359	(424)	(31.2)
Advertising and marketing	1,650	1,158	492	42.5
Regulatory assessments	1,364	1,345	19	1.4
Loan-related expenses	1,045	669	376	56.2
Other expense	1,638	2,163	(525)	(24.3)
Total noninterest expense	$64,412	$61,983	$2,429	3.9
Noninterest expense for the three months ended June 30, 2026, increased by $2.4 million, or 3.9%, to $64.4 million, compared to $62.0 million for the three months ended June 30, 2025, primarily due to increases of $2.1 million, $524,000, and $492,000 in salaries and employee benefits, professional services, and advertising and marketing, respectively. These increases were offset by decreases of $525,000 and $424,000 in other expense and electronic banking, respectively.
Salaries and employee benefits. The $2.1 million increase in salaries and employee benefits was primarily due to a $1.5 million increase in incentive compensation expense, including a $1.0 million increase in bonuses driven by improved performance. Also contributing to the increase was a net increase in salaries of $900,000 primarily due to annual merit increases and a net increase of 13 full-time equivalent (“FTE”) employees.
Professional services. The $524,000 increase in professional services was primarily due to a $526,000 increase in consultant fees for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, related to contract renegotiations which is expected to result in meaningful technology expense savings.
Advertising and marketing. The $492,000 increase in advertising and marketing expenses was primarily due to targeted marketing campaigns during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Other noninterest expense. The $525,000 decrease in other noninterest expense was primarily due to a $389,000 release of litigation reserve during the three months ended June 30, 2026.
Electronic banking. The $424,000 decrease in electronic banking expense was primarily driven by a total decrease of $453,000 in card processing and mobile banking expenses, predominantly as a result of contract renegotiations mentioned above in Professional services.
Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025
Our net income increased $24.5 million, or 66.1%, to $61.5 million for the six months ended June 30, 2026, from $37.1 million for the six months ended June 30, 2025. On a diluted EPS basis, we reported $1.97 per share for the six months ended June 30, 2026, compared to $1.18 per share for the six months ended June 30, 2025.

Net Interest Income and Net Interest Margin
Net interest income for the six months ended June 30, 2026, was $179.4 million, an increase of $18.8 million, or 11.7%, compared to the six months ended June 30, 2025. The increase in net interest income was predominantly driven by a $19.0 million decrease in interest expense while total interest income remained relatively stable.
The $19.0 million decrease in interest expense was mainly attributable to decreases of $16.2 million and $2.9 million in interest expense on interest-bearing deposits and subordinated indebtedness, respectively. The decrease in interest expense on interest-bearing deposits was primarily driven by lower rates, which reduced interest expense on money market, interest-bearing demand and time deposits by $10.4 million, $5.3 million and $1.9 million, respectively. The benefit from lower deposit rates was partially offset by a $5.0 million increase in interest expense on money market deposits due to higher average balances, while lower average time deposit balances reduced interest expense by $2.6 million. The $2.9 million decrease in interest expense on subordinated indebtedness was primarily attributable to the redemption of $145.1 million in principal amount of subordinated debentures during the year ended December 31, 2025, which reduced the average balance of subordinated debentures to $16.6 million for the six months ended June 30, 2026, from $106.8 million for the six months ended June 30, 2025.
Total interest income remained stable for the comparable periods, but was impacted by lower yields on loans held for investment, which reduced interest income by $8.6 million, partially offset by higher average loan balances, which increased interest income by $6.6 million. Additionally, an increase in yield on taxable investment securities contributed $2.0 million to the increase in interest income during the six months ended June 30, 2026, compared to six months ended June 30, 2025. Of the $8.6 million decrease in interest income attributable to lower yields, $7.4 million and $1.2 million were attributable to commercial and industrial and mortgage warehouse lines of credit, respectively. Of the $6.6 million increase in interest income attributable to higher average loan balances, $4.0 million, $3.1 million, $2.3 million and $2.0 million were attributable to commercial and industrial, commercial real estate, multifamily residential real estate, and mortgage warehouse lines of credit, respectively, partially offset by a $4.4 million decrease in interest income on construction/land/land development loans. The increase in interest income on investment securities was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy during the intervening period with the most recent transaction occurring in June 2025, in conjunction with our Optimize Origin initiative.
The NIM-FTE was 3.82% for the six months ended June 30, 2026, a 30-basis point increase from 3.52% for the six months ended June 30, 2025. The improvement was mainly driven by an expanding interest rate spread, as the 60-basis-point decline in the average rate on total interest-bearing liabilities exceeded the 18-basis-point decline in the yield on interest-earning assets for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The average rate on total interest-bearing liabilities for the six months ended June 30, 2026, was 2.67%, compared to 3.27% for the six months ended June 30, 2025. The average yield on total interest-earning assets for the six months ended June 30, 2026, was 5.65%, compared to 5.83% for the six months ended June 30, 2025.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$2,535,076	$72,418	5.76%	$2,427,754	$69,779	5.80%
Construction/land/land development	651,871	22,006	6.81	780,450	26,672	6.89
Single-family residential real estate	1,438,587	39,392	5.52	1,450,386	39,209	5.45
Multifamily residential real estate	560,826	16,792	6.04	482,412	14,207	5.94
Commercial and industrial	2,145,200	70,584	6.64	2,036,281	74,040	7.33
Mortgage warehouse lines of credit	444,920	14,074	6.38	385,582	13,264	6.94
Consumer	19,489	696	7.20	22,278	815	7.38
LHFI	7,795,969	235,962	6.10	7,585,143	237,986	6.33
Loans held for sale	1,938	56	5.83	10,014	328	6.61
Loans receivable	7,797,907	236,018	6.10	7,595,157	238,314	6.33
Investment securities-taxable	1,005,057	17,815	3.57	1,001,052	15,768	3.18
Investment securities-non-taxable	184,777	3,003	3.28	158,083	2,393	3.05
Non-marketable equity securities held in other financial institutions	35,342	791	4.51	74,470	1,692	4.58
Interest-earning deposits in banks	510,617	9,392	3.71	409,358	9,013	4.44
Total interest-earning assets	9,533,700	267,019	5.65	9,238,120	267,180	5.83
Noninterest-earning assets	549,159			523,694
Total assets	$10,082,859			$9,761,814

Liabilities and Stockholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,980,298	$22,952	2.34%	$1,984,336	$28,288	2.87%
Money market deposits	3,453,736	49,274	2.88	3,167,220	54,765	3.49
Savings deposits	302,633	1,718	1.14	322,120	2,581	1.62
Savings and interest-bearing transaction accounts	5,736,667	73,944	2.60	5,473,676	85,634	3.15
Time deposits	788,739	11,759	3.01	920,154	16,297	3.57
Total interest-bearing deposits	6,525,406	85,703	2.65	6,393,830	101,931	3.21
FHLB advances & other borrowings	79,009	1,394	3.56	63,320	1,312	4.18
Subordinated indebtedness	16,570	478	5.82	106,787	3,342	6.31
Total interest-bearing liabilities	6,620,985	87,575	2.67	6,563,937	106,585	3.27
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,029,522			1,859,454
Other liabilities	160,695			159,818
Total liabilities	8,811,202			8,583,209
Stockholders’ Equity	1,271,657			1,178,605
Total liabilities and stockholders’ equity	$10,082,859			$9,761,814
Net interest spread			2.98%			2.56%
Net interest income and margin		$179,444	3.80		$160,595	3.51
Net interest income and margin - (tax equivalent)(3)		$180,416	3.82		$161,473	3.52
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

	Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$3,085	$(446)	$2,639
Construction/land/land development	(4,394)	(272)	(4,666)
Single-family residential real estate	(319)	502	183
Multifamily residential real estate	2,309	276	2,585
Commercial and industrial	3,960	(7,416)	(3,456)
Mortgage warehouse lines of credit	2,041	(1,231)	810
Consumer	(102)	(17)	(119)
Loans held for sale	(265)	(7)	(272)
Loans receivable	6,315	(8,611)	(2,296)
Investment securities-taxable	63	1,984	2,047
Investment securities-non-taxable	404	206	610
Non-marketable equity securities held in other financial institutions	(889)	(12)	(901)
Interest-earning deposits in banks	2,229	(1,850)	379
Total interest-earning assets	8,122	(8,283)	(161)
Interest-bearing liabilities
Interest-bearing demand deposits	(58)	(5,278)	(5,336)
Money market deposits	4,954	(10,445)	(5,491)
Savings deposits	(156)	(707)	(863)
Time deposits	(2,624)	(1,914)	(4,538)
FHLB advances & other borrowings	325	(243)	82
Subordinated indebtedness	(2,823)	(41)	(2,864)
Total interest-bearing liabilities	(382)	(18,628)	(19,010)
Net interest income	$8,504	$10,345	$18,849

Provision for Credit Losses
We recorded a provision expense of $5.0 million for the six months ended June 30, 2026, a $1.3 million decrease from $6.3 million for the six months ended June 30, 2025. The decrease primarily reflected a $1.8 million decrease in the provision for loan credit losses, driven by lower net charge-offs on loans that were not previously reserved and reductions in historical loss factors within the CECL model, partially offset by reserve increases associated with new loan production and net credit migration. Net credit migration reflects the combined impact of loan risk rating changes, specific reserve adjustments, and loan balance movements, such as loan balance changes and payoffs.
Net charge-offs decreased $1.8 million, to $3.2 million for the six months ended June 30, 2026, from $5.0 million for the six months ended June 30, 2025, primarily driven by lower net charge-offs on commercial and industrial loans. Net charge-offs to total average LHFI decreased to 0.08% for the six months ended June 30, 2026, from 0.13% for the six months ended June 30, 2025.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		2026 vs. 2025
Noninterest income:	2026	2025	$ Change	% Change
Insurance commission and fee income	$16,480	$14,588	$1,892	13.0%
Service charges and fees	10,285	9,643	642	6.7
Other fee income	4,616	5,110	(494)	(9.7)
Mortgage banking revenue	1,411	2,284	(873)	(38.2)
Swap fee income	86	1,968	(1,882)	(95.6)
Gain (loss) on sales of securities, net	1	(14,448)	14,449	100.0
Equity method investment loss	(2,129)	(3,601)	1,472	40.9
Other income	1,438	1,426	12	0.8
Total noninterest income	$32,188	$16,970	$15,218	89.7
Noninterest income for the six months ended June 30, 2026, increased by $15.2 million, or 89.7%, to $32.2 million, compared to $17.0 million for the six months ended June 30, 2025. The increase was primarily due to improvements of $14.4 million, $1.9 million, $1.5 million, and $642,000 in gain (loss) on sales of securities, net, insurance commission and fee income, equity method investment loss, and service charges and fees, respectively. The increases were partially offset by decreases of $1.9 million and $873,000 in swap fee income and mortgage banking revenue, respectively.
Gain (loss) on sales of securities, net. The increase in gain (loss) on sales of securities, net, resulted from a $14.4 million loss recognized during the six months ended June 30, 2025, as a result of our bond portfolio optimization strategy in conjunction with our Optimize Origin initiative.
Insurance commission and fee income. The $1.9 million increase in insurance commission and fee income is the result of new business production, combined with strong renewal retention rates, in both the agency bill and property and casualty direct bill market sectors.
Equity method investment loss. The $1.5 million decrease in equity method investment loss was primarily driven by Argent Financial equity investment income of $2.4 million recognized during the six months ended June 30, 2026, partially offset by an increase of $989,000 in limited partnership investment losses recognized during the six months ended June 30, 2026, compared to the same period in 2025.
Service charges and fees. The $642,000 increase in service charges and fees for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily due to a $970,000 increase in business checking account analysis fees, partially offset by decreases totaling $422,000 in ACH and miscellaneous deposit fee income.
Swap fee income. The $1.9 million decrease in swap fee income was the result of lower customer swap activity demand during the six months ended June 30, 2026, reflecting reduced demand for hedging solutions compared to the six months ended June 30, 2025.
Mortgage banking revenue. The $873,000 decrease in mortgage banking revenue compared to the six months ended June 30, 2025, was primarily due to the restructuring of our mortgage banking operation which was completed as part of Optimize Origin.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,		2026 vs. 2025
Noninterest expense:	2026	2025	$ Change	% Change
Salaries and employee benefits	$78,771	$76,011	$2,760	3.6%
Occupancy and equipment, net	14,185	15,731	(1,546)	(9.8)
Data processing	7,788	6,389	1,399	21.9
Office and operations	6,111	6,309	(198)	(3.1)
Professional services	4,458	2,535	1,923	75.9
Intangible asset amortization	2,969	3,529	(560)	(15.9)
Electronic banking	2,377	2,713	(336)	(12.4)
Advertising and marketing	3,010	2,291	719	31.4
Regulatory assessments	2,699	2,737	(38)	(1.4)
Loan-related expenses	1,940	1,268	672	53.0
Other expense	3,901	4,538	(637)	(14.0)
Total noninterest expense	$128,209	$124,051	$4,158	3.4
Noninterest expense for the six months ended June 30, 2026, increased by $4.2 million, or 3.4%, to $128.2 million, compared to $124.1 million for the six months ended June 30, 2025, primarily due to increases of $2.8 million, $1.9 million, $1.4 million, $719,000, and $672,000 in salaries and employee benefits, professional services, data processing, advertising and marketing, and loan-related expenses, respectively. These increases were partially offset by decreases of $1.5 million and $637,000 in occupancy and equipment, net and other expense, respectively.
Salaries and employee benefits. The $2.8 million increase in salaries and employee benefits expense was primarily driven by an increase of $3.3 million in incentive compensation, which includes stock-based compensation. Also contributing to the increase was a net increase in salaries of $1.3 million primarily due annual merit increases and a net increase of 13 FTE employees. These increases were partially offset by a reduction of $2.2 million in medical costs primarily due to favorable adjustments to prior estimates recognized during the three months ended March 31, 2026.
Professional Services. The $1.9 million increase in professional services expense was primarily due to a $1.2 million increase in consultant fees for the six months ended June 30, 2026, compared to six months ended June 30, 2025, related to contract renegotiations which is expected to result in meaningful technology expense savings.
Data processing. The $1.4 million increase in data processing expense was primarily due to an increase of $1.1 million in software-related costs resulting from higher contract fees and the implementation of new loan origination and relationship management software.
Advertising and marketing. The $719,000 increase in advertising and marketing expense was primarily due to targeted marketing campaigns during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Loan-related expenses. The $672,000 increase in loan-related expenses was primarily driven by a $726,000 increase in loan related legal fees for the six months ended June 30, 2026.
Occupancy and equipment, net. The $1.5 million decrease in occupancy and equipment, net expense was primarily driven by a decrease of $1.1 million in depreciation expense. Of this decrease, $878,000 was attributed to leasehold improvements and $403,000 attributed to furniture, fixtures and equipment depreciation, both primarily as a result of the closure of six branch locations during 2025 in conjunction with Optimize Origin.
Other noninterest expense. The $637,000 decrease in other noninterest expense was primarily due to decreases of $389,000 and $275,000 as a result of a release of litigation reserve and lower other real estate owned maintenance costs, respectively, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Comparison of Financial Condition at June 30, 2026, and December 31, 2025
General
Total assets increased by $552.2 million, or 5.7%, to $10.28 billion at June 30, 2026, from $9.72 billion at December 31, 2025. The increase was primarily driven by increases of $402.7 million and $122.3 million in LHFI and cash and cash equivalents, respectively. LHFI were $8.07 billion at June 30, 2026, an increase of 5.2% from $7.67 billion at December 31, 2025. Cash and cash equivalents were $546.5 million at June 30, 2026, an increase of 28.8% from $424.2 million at December 31, 2025.
Total liabilities increased by $517.8 million, or 6.1%, to $9.00 billion at June 30, 2026, from $8.48 billion at December 31, 2025. The increase was primarily driven by increases of $396.0 million and $117.8 million in total deposits and FHLB advances and other borrowings, respectively. Total deposits were $8.70 billion at June 30, 2026, an increase of 4.8% from $8.31 billion at December 31, 2025, primarily due to increases of $280.1 million and $258.2 million in noninterest-bearing and money market deposits, respectively. These increases were partially offset by a $72.6 million and a $71.1 million decrease in interest-bearing demand deposits and time deposits, respectively. FHLB advances and other borrowings increased $117.8 million to $136.9 million at June 30, 2026, from $19.1 million at December 31, 2025.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At June 30, 2026, 75.1% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our existing market areas, compared to 73.7% at December 31, 2025.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	June 30, 2026		December 31, 2025		2026 vs. 2025
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,631,704	32.6%	$2,523,905	32.9%	$107,799	4.3%
Construction/land/land development	698,610	8.7	611,220	8.0	87,390	14.3
Single-family residential real estate	1,425,285	17.7	1,444,611	18.8	(19,326)	(1.3)
Multifamily residential real estate	568,445	7.0	553,149	7.2	15,296	2.8
Total real estate	5,324,044	66.0	5,132,885	66.9	191,159	3.7
Commercial and industrial	2,141,623	26.5	1,989,218	25.9	152,405	7.7
Mortgage warehouse lines of credit	589,706	7.3	528,781	6.9	60,925	11.5
Consumer	18,204	0.2	20,033	0.3	(1,829)	(9.1)
Total LHFI	$8,073,577	100.0%	$7,670,917	100.0%	$402,660	5.2
______________________
(1)Includes owner-occupied commercial real estate of $1.05 billion and $1.00 billion at June 30, 2026, and December 31, 2025, respectively.

At June 30, 2026, total LHFI were $8.07 billion, an increase of $402.7 million, or 5.2%, compared to $7.67 billion at December 31, 2025. The increase was primarily driven by growth of $152.4 million, $107.8 million, $87.4 million and $60.9 million in commercial and industrial loans, commercial real estate loans, construction/land/land development loans and mortgage warehouse lines of credit, respectively. The growth was partially offset by a decline of $19.3 million in single-family residential real estate loans. Total LHFI at June 30, 2026, excluding mortgage warehouse lines of credit, were $7.48 billion, reflecting an increase of $341.7 million, or 4.8%, compared to December 31, 2025.
A significant portion, 32.6%, of our LHFI portfolio at June 30, 2026, consisted of commercial real estate loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2026.

	June 30, 2026
(Dollars in thousands)	Texas	Louisiana	Mississippi	Alabama and Florida	All Other States	Total
Non-owner-occupied CRE:
Office building	$297,762	$18,694	$30,320	$2,075	$19,682	$368,533
Retail shopping	295,094	28,683	30,957	11,692	81,440	447,866
Real estate & construction	199,496	58,589	4,365	7,058	16,421	285,929
Healthcare	94,144	40,899	5,504	—	14,531	155,078
Hotels	22,570	46,242	36,753	—	8,634	114,199
All other sectors	136,366	16,084	1,035	243	57,837	211,565
Total non-owner-occupied CRE	1,045,432	209,191	108,934	21,068	198,545	1,583,170
Owner-occupied CRE:
Real estate & construction	178,219	63,281	12,365	13,396	11,722	278,983
Retail shopping	152,111	17,178	6,656	—	2,182	178,127
Restaurants	56,108	15,947	1,971	2,901	2,655	79,582
Healthcare	53,881	21,114	871	—	—	75,866
Consumer services	43,995	15,825	130	3,352	—	63,302
Entertainment & recreation	37,879	15,341	—	—	—	53,220
All other sectors	179,415	76,090	20,276	11,067	32,606	319,454
Total owner-occupied CRE	701,608	224,776	42,269	30,716	49,165	1,048,534
Total commercial real estate loans	$1,747,040	$433,967	$151,203	$51,784	$247,710	$2,631,704

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at June 30, 2026. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	June 30, 2026
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$625,211	$1,729,799	$276,694	$—	$2,631,704
Construction/land/land development	220,421	390,935	86,121	1,133	698,610
Single-family residential real estate	138,027	408,254	36,220	842,784	1,425,285
Multifamily residential real estate	224,682	333,088	10,675	—	568,445
Total real estate	1,208,341	2,862,076	409,710	843,917	5,324,044
Commercial and industrial	864,629	1,190,574	86,420	—	2,141,623
Mortgage warehouse lines of credit	589,706	—	—	—	589,706
Consumer	7,294	10,566	284	60	18,204
Total LHFI	$2,669,970	$4,063,216	$496,414	$843,977	$8,073,577

Amounts with fixed rates	$783,526	$1,693,269	$289,802	$192,491	$2,959,088
Amounts with variable rates	1,886,444	2,369,947	206,612	651,486	5,114,489
Total	$2,669,970	$4,063,216	$496,414	$843,977	$8,073,577

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
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	June 30, 2026	December 31, 2025
Commercial real estate	$15,479	$13,212
Construction/land/land development	16,365	16,388
Single-family residential real estate	35,595	39,480
Commercial and industrial	11,015	11,919
Consumer	68	185
Total nonperforming LHFI	78,522	81,184
Other real estate owned:
Commercial and industrial, Commercial real estate	362	—
Residential real estate	368	650
Total other real estate owned	730	650
Other repossessed assets owned	29	44
Total repossessed assets owned	759	694
Total nonperforming assets	$79,281	$81,878
Total LHFI	$8,073,577	$7,670,917
Ratio of nonperforming LHFI to total LHFI	0.97%	1.06%
Ratio of nonperforming assets to total assets	0.77	0.84
As explained in detail in Part I, Note 11 — Commitments and Contingencies under Loss Contingencies, and as discussed in previous filings, our classified and nonperforming LHFI were negatively impacted beginning in the second quarter of 2024 as a result of certain questioned activity involving a former banker in our East Texas market. We continue to work toward a resolution in this matter.
Nonperforming LHFI decreased $2.7 million at June 30, 2026, compared to December 31, 2025, and nonperforming LHFI to LHFI decreased to 0.97% compared to 1.06%. The decrease in nonperforming LHFI was driven by decreases in the single-family residential real estate and commercial and industrial sectors, partially offset by an increase in the commercial real estate sector. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at June 30, 2026, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at June 30, 2026. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The following table presents the allowance for credit loss by loan category at the following dates:

	June 30,		December 31,		June 30,
(Dollars in thousands)	2026		2025		2025
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$19,078	32.6%	$18,929	32.9%	$16,785	31.5%
Construction/land/land development	6,565	8.7	7,219	8.0	6,324	8.5
Single-family residential real estate	9,990	17.7	9,525	18.8	9,059	19.1
Multifamily residential real estate	6,661	7.0	4,963	7.2	4,580	6.9
Commercial and industrial	54,234	26.5	54,496	25.9	54,175	26.2
Mortgage warehouse lines of credit	1,067	7.3	913	6.9	780	7.5
Consumer	593	0.2	737	0.3	723	0.3
Total	$98,188	100.0%	$96,782	100.0%	$92,426	100.0%
__________________________
(1)Represents the ratio of each loan type to total LHFI.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Six Months Ended June 30,		Year Ended December 31,
ALCL	2026	2025	2025
Balance at beginning of period	$96,782	$91,060	$91,060
Provision for loan credit losses	4,637	6,394	45,303
Charge-offs:
Commercial real estate	1,224	728	728
Single-family residential real estate	309	119	489
Commercial and industrial	4,720	7,556	43,691
Consumer	206	145	174
Total charge-offs	6,459	8,548	45,082
Recoveries:
Commercial real estate	1	13	18
Single-family residential real estate	2	10	17
Multifamily residential real estate	—	43	43
Commercial and industrial	3,117	3,432	5,392
Consumer	108	22	31
Total recoveries	3,228	3,520	5,501
Net charge-offs	3,231	5,028	39,581
Balance at end of period	$98,188	$92,426	$96,782
Ratio of ALCL to:
Nonperforming LHFI	125.05%	108.33%	119.21%
LHFI	1.22	1.20	1.26
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	69.68	78.64	87.37
ALCL	6.64	10.97	40.90
Average LHFI	0.08	0.13	0.52
The ALCL to nonperforming LHFI increased to 125.05% at June 30, 2026, compared to 119.21% at December 31, 2025, primarily driven by a decrease of $2.7 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the six months ended June 30, 2026.
Securities
Our securities portfolio totaled $1.16 billion at June 30, 2026, representing an increase of $24.7 million, or 2.2% from $1.13 billion at December 31, 2025. The increase reflects the net effect of new purchases, sales, calls, maturities, principal paydowns, and changes in fair value during the six months ended June 30, 2026.
Our available for sale portfolio totaled $1.14 billion at June 30, 2026, and represented 98.6% of our total security portfolio and was comprised of 40.5% mortgage-backed, 25.6% municipal, 28.5% collateralized mortgage obligations, 4.3% corporate and 1.1% treasury/agency securities. Our available for sale portfolio totaled $1.12 billion at December 31, 2025, and represented 98.5% of our total security portfolio and was comprised of 42.0% mortgage-backed, 26.4% municipal, 26.3% collateralized mortgage obligations, 5.0% corporate and 0.3% treasury/agency securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2026, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The securities portfolio had a weighted average effective duration of 4.08 years at June 30, 2026, compared to 4.15 years at December 31, 2025. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased $396.0 million, or 4.8%, at June 30, 2026, compared to December 31, 2025, with increases of $280.1 million and $258.2 million in noninterest-bearing demand and money market, respectively, offset with decreases of $72.6 million and $71.1 million in interest-bearing demand and time deposits, respectively. The increase in deposits from December 31, 2025, was driven in part by the repurchase on January 2, 2026, of $215.0 million in money market deposits that were sold on December 31, 2025. The increase in money market deposits at June 30, 2026, excluding the $215.0 million repurchase, was $43.3 million, or 1.2%, compared to December 31, 2025.
The following table presents our deposit mix at the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,260,015	26.0%	$1,979,875	23.8%	$280,140	14.1%
Money market	3,539,952	40.7	3,281,708	39.5	258,244	7.9
Interest-bearing demand	1,845,097	21.2	1,917,658	23.1	(72,561)	(3.8)
Time deposits	758,357	8.7	829,452	10.0	(71,095)	(8.6)
Savings	299,830	3.4	298,554	3.6	1,276	0.4
Total deposits	$8,703,251	100.0%	$8,307,247	100.0%	$396,004	4.8
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
The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,980,298	$22,952	2.34%	$1,984,335	$28,288	2.87%
Money market	3,453,736	49,274	2.88	3,167,221	54,764	3.49
Time deposits	788,739	11,759	3.01	873,829	15,149	3.50
Brokered deposits(1)	—	—	—	46,325	1,149	5.00
Savings	302,633	1,718	1.14	322,120	2,581	1.62
Total interest-bearing	6,525,406	85,703	2.65	6,393,830	101,931	3.21
Noninterest-bearing demand	2,029,522	—		1,859,454	—
Total average deposits	$8,554,928	$85,703	2.02	$8,253,284	$101,931	2.49
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $46.3 million and $1,000, respectively, for the six months ended June 30, 2025.

Our average deposit balances were $8.55 billion for the six months ended June 30, 2026, an increase of $301.6 million, or 3.7%, from $8.25 billion for the six months ended June 30, 2025. The average rate paid on our interest-bearing deposits for the six months ended June 30, 2026, was 2.65%, compared to 3.21% for the six months ended June 30, 2025.
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
Average noninterest-bearing deposits were $2.03 billion for the six months ended June 30, 2026, an increase of $170.1 million, or 9.1%, from $1.86 billion for the six months ended June 30, 2025, and represented 23.7% and 22.5% of average total deposits for the six months ended June 30, 2026 and 2025, respectively.
The amount of deposits in excess of the FDIC insurance limit at June 30, 2026, and December 31, 2025 was $4.19 billion and $3.93 billion, respectively, including $737.4 million and $860.0 million in public fund deposits collateralized by pledged assets, respectively.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Short-term FHLB advances	$125,000	$—
Long-term FHLB advances	5,349	5,913
Overnight repurchase agreements with depositors	6,529	13,137
Total FHLB advances and other borrowings	$136,878	$19,050
Subordinated indebtedness, net	$16,594	$16,544
Short-term fixed-rate FHLB advances totaled $125.0 million as of June 30, 2026, bearing an interest rate of 3.85%. These advances matured on July 1, 2026. Short-term FHLB advances are typically used as a liquidity management tool in order to meet temporary funding needs when loan growth outpaces deposit growth or to manage liquidity fluctuations.
Holding Company Line of Credit
The Company has entered into a Loan Agreement (the “Loan Agreement”), along with certain ancillary instruments, with a correspondent financial institution (“Lender”) pursuant to which the Company has the ability to borrow up to $30.0 million under a revolving credit loan. Advances under the Loan Agreement bear interest at a variable rate equal to the then-applicable Prime Rate (as defined in the Loan Agreement) minus 1.00%, subject to a 4.00% floor. The loan matures on June 30, 2027, and is secured by a pledge of the common stock of Origin Bank. The Company can use the proceeds of any advance for general corporate purposes, including, but not limited to, repurchase of stock, operating expenses, strategic investments and acquisitions. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at June 30, 2026.
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
The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Available cash balances at the holding company (unconsolidated)	$8,710	$32,731
Cash and liquid securities as a percentage of total consolidated assets	12.1%	8.4%
There are regulatory restrictions on the ability of the Bank to pay dividends under federal and state laws, regulations and policies; please see Note 10 — Capital and Regulatory Matters in the condensed notes to our consolidated financial statements for more information on the availability of Bank dividends.
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
Other sources available for meeting liquidity needs include long- and short-term advances from the FHLB, a holding company revolving credit loan and unsecured federal funds lines of credit. Long-term funds obtained from the FHLB are primarily used as an alternative source to fund long-term growth of the balance sheet by supporting growth in loans and other long-term interest-earning assets. We typically rely on such funding when the cost of such borrowings compares favorably to the rates that we would be required to pay for other funding sources, including certain deposits.
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either June 30, 2026, or December 31, 2025. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
We were eligible to borrow an additional $2.17 billion and $2.39 billion from the FHLB at June 30, 2026 and December 31, 2025, respectively.
During the quarter ended June 30, 2026, we entered into a $30.0 million revolving credit loan with no amounts outstanding at June 30, 2026. For more information on the holding company line of credit please see the Borrowings section immediately above this Liquidity and Capital Resource section.
Additionally, at June 30, 2026, we had the ability to borrow $1.35 billion from the discount window at the FRBD, with $1.53 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at June 30, 2026, or December 31, 2025.

In the normal course of business as a financial services provider, we enter into financial instruments, such as certain contractual obligations and commitments to extend credit and letters of credit, to meet the financing needs of our customers. These commitments involve elements of credit risk, interest rate risk and liquidity risk. Some instruments may not be reflected in our consolidated financial statements until they are funded, and a significant portion of commitments to extend credit may expire without being drawn, although they expose us to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Please see Note 11 — Commitments and Contingencies in the condensed notes to our consolidated financial statements for more information on our off-balance sheet commitments.
Stockholders’ Equity
Stockholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in stockholders’ equity is reflected below:

(Dollars in thousands)	Total Stockholders’ Equity
Balance at January 1, 2026	$1,246,685
Net income	61,539
Other comprehensive loss, net of tax	(6,687)
Dividends declared - common stock ($0.40 per share)	(12,540)
Stock-based compensation, net	9,005
Repurchase of common stock	(16,945)
Balance at June 30, 2026	$1,281,057
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s stock repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At June 30, 2026, and December 31, 2025, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	June 30, 2026		December 31, 2025
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,183,748	13.41%	$1,139,627	13.54%
Tier 1 capital (to risk-weighted assets)	1,199,799	13.59	1,155,628	13.73
Total capital (to risk-weighted assets)	1,301,623	14.74	1,255,717	14.91
Tier 1 capital (to average total consolidated assets)	1,199,799	12.05	1,155,628	11.86

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,122,647	12.80%	$1,054,279	12.62%
Tier 1 capital (to risk-weighted assets)	1,122,647	12.80	1,054,279	12.62
Total capital (to risk-weighted assets)	1,224,471	13.97	1,154,368	13.82
Tier 1 capital (to average total consolidated assets)	1,122,647	11.37	1,054,279	10.91

In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. In July 2026, our board of directors approved a $100 million increase in repurchase authority under this stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The stock repurchase program is intended to expire in July 2028 but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
During the three months ended June 30, 2026, the Company repurchased a total of 217,034 shares of its common stock pursuant to its July 2025 stock repurchase program at an average price per share of $46.60, for an aggregate purchase price of $10.1 million, including broker commissions and applicable excise taxes. There was $21.6 million available for repurchase at June 30, 2026, and an additional $100 million in repurchase authority was approved in July 2026.
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
We manage exposure to interest rates by structuring the consolidated balance sheet in the ordinary course of business. We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 7 — Derivative Financial Instruments in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report. Based on the nature of operations, we are not subject to foreign exchange or commodity price risk.
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
The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. We employ various methodologies to manage interest rate risk, including an interest rate shock simulation model.
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

	June 30, 2026
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	13.6%	(2.2)%
+300	10.5	(1.0)
+200	7.2	(0.2)
+100	3.6	0.1
Base
-100	(3.8)	(0.6)
-200	(4.8)	(0.9)
-300	(4.5)	(0.9)
-400	(6.9)	(3.2)
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a)    Not applicable.
(b)    Not applicable.
(c)    In July 2025, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. In July 2026, our board of directors approved a $100 million increase in repurchase authority under our stock repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The stock repurchase program is intended to expire in July 2028 but may be terminated or amended by the Board of Directors at any time. The stock repurchase program does not obligate the Company to purchase any shares at any time.
There were a total of 217,034 shares of stock repurchased during the quarter ended June 30, 2026.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period(2)
April 1, 2026 - April 30, 2026	51,223	$44.81	51,223	$29,450
May 1, 2026 - May 31, 2026	136,274	47.05	136,274	23,038
June 1, 2026 - June 30, 2026	29,537	47.60	29,537	21,633
Total	217,034	46.60	217,034	21,633
____________________________
(1)Includes broker commissions and applicable excise taxes.
(2)Excludes the $100 million increase in repurchase authority authorized by the Company’s Board of Directors in July 2026.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.

(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.
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

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	August 5, 2026	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	August 5, 2026	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer