Form 10-Q
period 2026-09-30
Origin Bancorp, Inc.
filed 2026-11-06
CIK 1516912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2026

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to __________

Commission file number 001-38487
Origin Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-1192928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 South Service Road East
Ruston, Louisiana 71270
(318) 255-2222
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $5.00 per share	OBK	Texas Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 30,453,334 shares of Common Stock, par value $5.00 per share, were issued and outstanding at October 30, 2026.

ORIGIN BANCORP, INC.
FORM 10-Q
SEPTEMBER 30, 2026

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

ORIGIN BANCORP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and due from banks	$84,416	$73,122
Interest-earning deposits in banks	262,666	351,095
Total cash and cash equivalents	347,082	424,217
Securities:
Available for sale	1,117,665	1,117,176
Held to maturity, net of allowance for credit losses of $34 and $41 at September 30, 2026, and December 31, 2025, respectively (fair value of $20,097 and $9,607 at September 30, 2026, and December 31, 2025, respectively)	22,493	10,559
Securities carried at fair value through income	5,836	6,215
Total securities	1,145,994	1,133,950
Non-marketable equity securities held in other financial institutions	33,136	31,069
Equity method investments	64,168	67,502
Loans held for sale	628	1,032
Loans, net of allowance for credit losses of $98,378 and $96,782 at September 30, 2026, and December 31, 2025, respectively	7,995,794	7,574,135
Premises and equipment, net	134,673	124,249
Cash surrender value of bank-owned life insurance	42,466	41,726
Goodwill	128,679	128,679
Other intangible assets, net	29,059	33,362
Accrued interest receivable and other assets	183,435	164,801
Total assets	$10,105,114	$9,724,722
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$2,176,440	$1,979,875
Interest-bearing deposits	5,727,032	5,497,920
Time deposits	769,702	829,452
Total deposits	8,673,174	8,307,247
Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and other borrowings	15,377	19,050
Subordinated indebtedness, net	16,619	16,544
Accrued expenses and other liabilities	136,257	135,196
Total liabilities	8,841,427	8,478,037
Shareholders’ equity:
Common stock ($5.00 par value; 50,000,000 shares authorized; 30,602,833 and 30,952,428 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively)	153,014	154,762
Additional paid‑in capital	526,652	533,541
Retained earnings	680,431	612,523
Accumulated other comprehensive loss	(96,410)	(54,141)
Total shareholders’ equity	1,263,687	1,246,685
Total liabilities and shareholders’ equity	$10,105,114	$9,724,722
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Interest and fees on loans	$125,458	$120,096	$361,476	$358,410
Investment securities-taxable	8,844	8,767	26,659	24,535
Investment securities-nontaxable	1,632	1,523	4,635	3,916
Interest and dividend income on assets held in other financial institutions	4,101	5,753	14,284	16,458
Total interest and dividend income	140,035	136,139	407,054	403,319
Interest expense
Interest-bearing deposits	44,108	51,026	129,811	152,957
FHLB advances and other borrowings	543	273	1,937	1,585
Subordinated indebtedness	244	1,136	722	4,478
Total interest expense	44,895	52,435	132,470	159,020
Net interest income	95,140	83,704	274,584	244,299
Provision for credit losses	2,606	36,820	7,636	43,126
Net interest income after provision for credit losses	92,534	46,884	266,948	201,173
Noninterest income
Insurance commission and fee income	7,335	6,598	23,815	21,186
Service charges and fees	5,324	4,965	15,609	14,608
Other fee income	2,639	2,262	7,255	7,372
Mortgage banking revenue	591	726	2,002	3,010
Swap fee income	402	1,387	488	3,355
Change in fair value of equity investments	—	6,972	—	6,972
Loss on sales of securities, net	(30)	—	(29)	(14,448)
Equity method investment income (loss), net	1,059	550	(1,070)	(3,051)
Other income	760	2,668	2,198	4,094
Total noninterest income	18,080	26,128	50,268	43,098
Noninterest expense
Salaries and employee benefits	40,521	37,863	119,292	113,874
Occupancy and equipment, net	7,322	7,079	21,507	22,810
Data processing	3,854	3,526	11,642	9,915
Office and operations	3,040	3,184	9,151	9,493
Professional services	1,266	1,395	5,724	3,930
Intangible asset amortization	1,333	1,583	4,302	5,112
Electronic banking	944	1,470	3,321	4,183
Advertising and marketing	1,516	1,524	4,526	3,815
Regulatory assessments	1,184	1,269	3,883	4,006
Loan-related expense	740	979	2,680	2,247
Other expense	769	2,156	4,670	6,694
Total noninterest expense	62,489	62,028	190,698	186,079
Income before income tax expense	48,125	10,984	126,518	58,192
Income tax expense	10,347	2,361	27,201	12,511
Net income	$37,778	$8,623	$99,317	$45,681
Basic earnings per common stock	$1.23	$0.28	$3.22	$1.46
Diluted earnings per common stock	1.22	0.27	3.19	1.46
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$37,778	$8,623	$99,317	$45,681
Other comprehensive income (loss)
Securities available for sale and transferred securities:
Net unrealized holding (losses) gains arising during the period	(44,997)	15,765	(53,317)	42,560
Reclassification adjustment for net loss included in net income	30	—	29	14,448
Change in the net unrealized (loss) gain on available for sale investment securities, before tax	(44,967)	15,765	(53,288)	57,008
Net loss realized as a yield adjustment in interest on transferred investment securities	(3)	(3)	(8)	(8)
Change in the net unrealized (loss) gain on investment securities, before tax	(44,970)	15,762	(53,296)	57,000
Income tax (benefit) expense related to net unrealized (loss) gain arising during the period	(9,443)	3,310	(11,192)	11,970
Change in the net unrealized (loss) gain on investment securities, net of tax	(35,527)	12,452	(42,104)	45,030
Cash flow hedges:
Reclassification adjustment for net gain included in net income	(70)	(70)	(209)	(209)
Income tax benefit related to reclassification adjustment on cash flow hedges	(15)	(15)	(44)	(44)
Change in cash flow hedges, net of tax	(55)	(55)	(165)	(165)
Other comprehensive (loss) income, net of tax	(35,582)	12,397	(42,269)	44,865
Comprehensive income	$2,196	$21,020	$57,048	$90,546
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock Issued and Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2025	31,197,574	$155,988	$537,366	$557,920	$(106,029)	$1,145,245
Net income	—	—	—	22,411	—	22,411
Other comprehensive income, net of tax	—	—	—	—	15,618	15,618
Stock-based compensation expense	—	—	1,815	—	—	1,815
Stock-based compensation shares issued, net of shares withheld	31,476	157	(734)	—	—	(577)
Exercise of stock options, net of shares withheld	14,956	75	343	—	—	418
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,753)	—	(4,753)
Balance at March 31, 2025	31,244,006	156,220	538,790	575,578	(90,411)	1,180,177
Net income	—	—	—	14,647	—	14,647
Other comprehensive income, net of tax	—	—	—	—	16,850	16,850
Stock-based compensation expense	—	—	2,067	—	—	2,067
Stock-based compensation shares issued, net of shares withheld	55,731	279	(696)	—	—	(417)
Exercise of stock options, net of shares withheld	2,812	14	70	—	—	84
Shares issued under employee stock purchase program	58,568	293	1,219	—	—	1,512
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,769)	—	(4,769)
Repurchase of common stock	(136,399)	(682)	(3,631)	(69)	—	(4,382)
Balance at June 30, 2025	31,224,718	156,124	537,819	585,387	(73,561)	1,205,769
Net income	—	—	—	8,623	—	8,623
Other comprehensive income, net of tax	—	—	—	—	12,397	12,397
Stock-based compensation expense	—	—	2,268	—	—	2,268
Stock-based compensation shares issued, net of shares withheld and forfeited	6,285	31	(107)	—	—	(76)
Exercise of stock options, net of shares withheld	2,013	10	57	—	—	67
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,782)	—	(4,782)
Repurchase of common stock	(265,248)	(1,326)	(7,062)	(1,122)	—	(9,510)
Balance at September 30, 2025	30,967,768	$154,839	$532,975	$588,106	$(61,164)	$1,214,756

The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity - Continued
(unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock Issued and Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2026	30,952,428	$154,762	$533,541	$612,523	$(54,141)	$1,246,685
Net income	—	—	—	27,693	—	27,693
Other comprehensive loss, net of tax	—	—	—	—	(6,703)	(6,703)
Stock-based compensation expense	—	—	2,404	—	—	2,404
Stock-based compensation shares issued, net of shares withheld	27,215	136	(729)	—	—	(593)
Exercise of stock options	65,319	327	1,963	—	—	2,290
Dividends declared - common stock ($0.15 per share)	—	—	—	(4,669)	—	(4,669)
Repurchase of Common Stock	(165,500)	(828)	(4,406)	(1,598)	—	(6,832)
Balance at March 31, 2026	30,879,462	154,397	532,773	633,949	(60,844)	1,260,275
Net income	—	—	—	33,846	—	33,846
Other comprehensive income, net of tax	—	—	—	—	16	16
Stock-based compensation expense	—	—	2,516	—	—	2,516
Stock-based compensation shares issued, net of shares withheld	69,737	349	(1,532)	—	—	(1,183)
Exercise of stock options	68,057	340	1,800	—	—	2,140
Shares issued under employee stock purchase program	50,175	251	1,180	—	—	1,431
Dividends declared - common stock ($0.25 per share)	—	—	—	(7,871)	—	(7,871)
Repurchase of common stock	(217,034)	(1,085)	(5,778)	(3,250)	—	(10,113)
Balance at June 30, 2026	30,850,397	154,252	530,959	656,674	(60,828)	1,281,057
Net income	—	—	—	37,778	—	37,778
Other comprehensive loss, net of tax	—	—	—	—	(35,582)	(35,582)
Stock-based compensation expense	—	—	2,577	—	—	2,577
Stock-based compensation shares issued, net of shares withheld	7,355	37	(135)	—	—	(98)
Exercise of stock options	18,008	90	515	—	—	605
Dividends declared - common stock ($0.25 per share)	—	—	—	(7,856)	—	(7,856)
Repurchase of common stock	(272,927)	(1,365)	(7,264)	(6,165)	—	(14,794)
Balance at September 30, 2026	30,602,833	$153,014	$526,652	$680,431	$(96,410)	$1,263,687
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$99,317	$45,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,636	43,126
Depreciation and amortization	11,051	13,098
Net amortization on securities	496	1,432
Amortization of net premium/discount on purchased loans	185	64
Amortization of investments in tax credit funds	765	870
Loss on sale of securities, net	29	14,448
Equity method investment loss	1,070	3,051
Deferred income tax expense (benefit)	922	(3,727)
Stock-based compensation expense	7,497	6,150
Originations of mortgage loans held for sale	(93,353)	(116,772)
Proceeds from mortgage loans held for sale	95,113	129,748
Gain on mortgage loans held for sale	(1,835)	(3,273)
Net gain on disposals of premises and equipment	(21)	(70)
Increase in the cash surrender value of life insurance	(740)	(888)
Employee Retention Credit received	—	1,863
Gain on equity securities without a readily determinable fair value	—	(6,972)
Net loss on sales and write-downs of other real estate owned	110	737
Net change in operating leases	198	459
Increase in other assets	(9,310)	(19,257)
Increase in other liabilities	7,131	5,724
Net cash provided by operating activities	126,261	115,492
Cash flows from investing activities:
Purchases of securities available for sale	(1,680,953)	(311,893)
Maturities and pay downs of securities available for sale	1,597,575	118,704
Proceeds from sales and calls of securities available for sale	26,452	232,226
Purchase of securities held to maturity	(12,483)	—
Maturities, pay downs and calls of securities held to maturity	548	535
Pay downs of securities carried at fair value	330	315
Redemption of non-marketable equity securities held in other financial institutions	12,027	9,658
Purchase of non-marketable equity securities held in other financial institutions	(13,844)	(10,354)
Originations of mortgage warehouse loans	(8,651,752)	(7,451,654)
Proceeds from pay-offs of mortgage warehouse loans	8,740,855	7,327,767
Net (increase) decrease in loans, excluding mortgage warehouse and loans held for sale	(521,292)	123,269
Purchase of other intangibles	—	(2,500)
Proceeds from bank-owned life insurance	—	250
Return of capital and other distributions from equity method investments	2,388	595
Return of capital and other distributions from cost method investments	25	48
Capital calls on limited partnership investments	(1,649)	(3,250)
Purchase of low-income housing tax credit investments	(565)	(376)
Purchases of premises and equipment	(17,232)	(4,306)
Proceeds from sales of premises and equipment	80	111
Proceeds from sales of other real estate owned	800	3,042
Net cash (used in) provided by investing activities	(518,690)	32,187
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Net increase in deposits	$365,927	$108,710
Repayments of long-term FHLB advances	(633)	(213)
Proceeds from short-term FHLB advances	4,260,000	1,365,000
Repayments of short-term FHLB advances	(4,260,000)	(1,365,000)
Redemption/Repurchase of subordinated indebtedness	—	(72,593)
Proceeds from other short-term borrowings	82,285	116,724
Repayments of other short-term borrowings	(82,285)	(116,724)
Net (decrease) increase in securities sold under agreements to repurchase	(3,040)	543
Dividends paid	(20,256)	(14,175)
Cash received from exercise of stock options	5,035	601
Common stock repurchased	(31,739)	(13,892)
Net cash provided by financing activities	315,294	8,981
Net increase (decrease) in cash and cash equivalents	(77,135)	156,660
Cash and cash equivalents at beginning of period	424,217	470,249
Cash and cash equivalents at end of period	$347,082	$626,909

Interest paid	$132,837	$162,372
Income taxes paid, total	28,335	33,845

Significant non-cash transactions:
Real estate acquired in settlement of loans	$2,966	$970
Transfers from loans held for sale to loans held for investment	—	213
Transfer from non-marketable securities held in other financial institutions to equity method investments	—	41,590
Recognition of operating right-of-use assets	2,006	3,208
Recognition of operating lease liabilities	2,042	3,227
Impairment of right-of-use assets due to branch closures	(38)	(332)
The accompanying condensed notes are an integral part of these consolidated financial statements.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies
Nature of Operations.    Origin Bancorp, Inc. (“Company” or ”Origin”) is a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank (the "Bank"), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 57 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC.
Basis of Presentation.    The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and all other entities in which Origin Bancorp, Inc. has a controlling financial interest, including Origin Bank and Forth Insurance, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accounting and financial reporting policies conform, in all material respects, to generally accepted accounting principles in the United States (“U.S. GAAP”) and to general practices within the financial services industry. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Reclassifications.    Certain amounts previously reported have been reclassified to conform to the current presentation. Such reclassifications had no effect on prior year net income or shareholders’ equity.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 2 — Earnings Per Share
Basic and diluted earnings per common stock are calculated using the treasury method. Under the treasury method, basic earnings per share is calculated as net income divided by the weighted average number of common stocks outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common stocks issuable under the Company’s stock and incentive compensation plans. Information regarding the Company’s basic and diluted earnings per common stock is presented in the following table:

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2026	2025	2026	2025
Net income	$37,778	$8,623	$99,317	$45,681
Denominator:
Weighted average common stocks outstanding	30,769,835	31,183,092	30,853,135	31,193,739
Dilutive effect of stock-based awards	311,846	180,479	318,962	188,271
Weighted average diluted common stocks outstanding	31,081,681	31,363,571	31,172,097	31,382,010

Basic earnings per common stock	$1.23	$0.28	$3.22	$1.46
Diluted earnings per common stock	1.22	0.27	3.19	1.46
There were zero and 19,114 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2026, respectively, primarily due to the grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods. There were 38,564 and 100,706 weighted average shares of anti-dilutive stock-based awards excluded from the calculation of earnings per share for the three and nine months ended September 30, 2025, respectively, primarily due to the exercise price, grant date fair value or purchase price of the stock awards exceeding the average market price of the Company’s stock during the respective periods.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 3 — Securities
The following table is a summary of the amortized cost and estimated fair value, including the allowance for credit losses and gross unrealized gains and losses, of available for sale, held to maturity and securities carried at fair value through income for the dates indicated:

(Dollars in thousands) September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Available for sale:
State and municipal securities	$326,054	$333	$(48,071)	$278,316	$—	$278,316
Corporate bonds	51,228	416	(1,694)	49,950	—	49,950
U.S. treasury and government agency securities	13,499	1	(1,049)	12,451	—	12,451
Commercial mortgage-backed securities	29,711	—	(2,557)	27,154	—	27,154
Residential mortgage-backed securities	456,269	13	(44,942)	411,340	—	411,340
Commercial collateralized mortgage obligations	100,598	—	(4,218)	96,380	—	96,380
Residential collateralized mortgage obligations	262,527	—	(20,453)	242,074	—	242,074
Total	$1,239,886	$763	$(122,984)	$1,117,665	$—	$1,117,665
Held to maturity:
State and municipal securities	$22,043	$—	$(2,415)	$19,628	$(34)	$22,009
Commercial collateralized mortgage obligations	484	$—	(15)	469	—	484
Total	$22,527	$—	$(2,430)	$20,097	$(34)	$22,493
Securities carried at fair value through income:
State and municipal securities(1)	$5,870	$—	$—	$5,836	$—	$5,836

December 31, 2025
Available for sale:
State and municipal securities	$323,255	$1,183	$(29,554)	$294,884	$—	$294,884
Corporate bonds	57,129	367	(1,792)	55,704	—	55,704
U.S. treasury and government agency securities	3,832	1	(693)	3,140	—	3,140
Commercial mortgage-backed securities	16,982	21	(1,717)	15,286	—	15,286
Residential mortgage-backed securities	478,875	4,539	(28,929)	454,485	—	454,485
Commercial collateralized mortgage obligations	83,143	712	(1,062)	82,793	—	82,793
Residential collateralized mortgage obligations	222,893	1,085	(13,094)	210,884	—	210,884
Total	$1,186,109	$7,908	$(76,841)	$1,117,176	$—	$1,117,176
Held to maturity:
State and municipal securities	$10,600	$—	$(993)	$9,607	$(41)	$10,559
Securities carried at fair value through income:
State and municipal securities(1)	$6,200	$—	$—	$6,215	$—	$6,215
________________________
(1)Securities carried at fair value through income have no unrealized gains or losses at the consolidated balance sheet dates as all changes in value have been recognized in the consolidated statements of income. See Note 5 — Fair Value of Financial Instruments for more information.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Securities with unrealized losses at September 30, 2026, and December 31, 2025, aggregated by investment category and those individual securities that have been in a continuous unrealized loss position for less than 12 months, and for 12 months or more, were as follows.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands) September 30, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale:
State and municipal securities	$74,591	$(3,153)	$187,297	$(44,918)	$261,888	$(48,071)
Corporate bonds	21,767	(477)	15,606	(1,217)	37,373	(1,694)
U.S. treasury and government agency securities	9,670	(331)	2,648	(718)	12,318	(1,049)
Commercial mortgage-backed securities	13,913	(474)	13,241	(2,083)	27,154	(2,557)
Residential mortgage-backed securities	195,696	(8,113)	211,419	(36,829)	407,115	(44,942)
Commercial collateralized mortgage obligations	84,540	(2,810)	11,840	(1,408)	96,380	(4,218)
Residential collateralized mortgage obligations	160,056	(4,467)	82,018	(15,986)	242,074	(20,453)
Total	$560,233	$(19,825)	$524,069	$(103,159)	$1,084,302	$(122,984)
Held to maturity:
State and municipal securities	$11,181	$(819)	$8,447	$(1,596)	$19,628	$(2,415)
Commercial collateralized mortgage obligations	469	(15)	—	—	469	(15)
Total	$11,650	$(834)	$8,447	$(1,596)	$20,097	$(2,430)

December 31, 2025
Available for sale:
State and municipal securities	$17,469	$(158)	$216,568	$(29,396)	$234,037	$(29,554)
Corporate bonds	4,006	(29)	33,324	(1,763)	37,330	(1,792)
U.S. treasury and government agency securities	117	(1)	2,973	(692)	3,090	(693)
Commercial mortgage-backed securities	—	—	13,797	(1,717)	13,797	(1,717)
Residential mortgage-backed securities	20,436	(255)	240,923	(28,674)	261,359	(28,929)
Commercial collateralized mortgage obligations	—	—	15,180	(1,062)	15,180	(1,062)
Residential collateralized mortgage obligations	—	—	93,659	(13,094)	93,659	(13,094)
Total	$42,028	$(443)	$616,424	$(76,398)	$658,452	$(76,841)
Held to maturity:
State and municipal securities	$—	$—	$9,607	$(993)	$9,607	$(993)
At September 30, 2026, the Company had 505 individual securities that were in an unrealized loss position. Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than the cost, and (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Management does not currently intend to sell any securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, at September 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses for held-to-maturity securities.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses:	2026	2025	2026	2025
Beginning balance	$38	$47	$41	$50
Recovery for credit losses for held to maturity securities	(4)	(4)	(7)	(7)
Balance at September 30,	$34	$43	$34	$43
Management has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. There were no past due or nonaccrual available for sale or held to maturity securities at September 30, 2026, or December 31, 2025. Accrued interest on securities of $5.9 million and $5.9 million at September 30, 2026, and December 31, 2025, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.
Proceeds from sales and calls, and related gross gains and losses of securities available for sale, are shown below.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Proceeds from sales/calls	$26,452	$232,226
Gross realized gains	76	—
Gross realized losses	(105)	(14,448)
The following table presents the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2026, grouped by contractual maturity. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which do not have contractual payments due at a single maturity date, are shown separately. Actual maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities as a result of prepayments made on the underlying loans.

(Dollars in thousands)	Held to Maturity		Available for Sale
September 30, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$945	$935
Due after one year through five years	5,135	4,349	47,147	43,845
Due after five years through ten years	8,519	7,497	180,435	156,775
Due after ten years	8,389	7,782	162,254	139,162
Commercial mortgage-backed securities	—	—	29,711	27,154
Residential mortgage-backed securities	—	—	456,269	411,340
Commercial collateralized mortgage obligations	484	469	100,598	96,380
Residential collateralized mortgage obligations	—	—	262,527	242,074
Total	$22,527	$20,097	$1,239,886	$1,117,665
The following table presents carrying amounts of securities pledged as collateral for deposits and repurchase agreements at the periods presented.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Carrying value of securities pledged to secure public deposits	$369,500	$671,626
Carrying value of securities pledged to repurchase agreements	18,835	22,405
The Bank has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of certain available-for-sale securities. See Note 7 — Derivative Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consist of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Loans held for sale	$628	$1,032
LHFI:
Loans secured by real estate:
Commercial real estate(1)	$2,722,473	$2,523,905
Construction/land/land development	776,682	611,220
Single-family residential real estate	1,437,148	1,444,611
Multifamily residential real estate	577,102	553,149
Total real estate	5,513,405	5,132,885
Commercial and industrial	2,122,572	1,989,218
Mortgage warehouse lines of credit	439,677	528,781
Consumer	18,518	20,033
Total LHFI(2)	8,094,172	7,670,917
Less: Allowance for loan credit losses (“ALCL”)	98,378	96,782
LHFI, net	$7,995,794	$7,574,135
____________________________
(1)Includes owner-occupied commercial real estate of $1.12 billion and $1.00 billion at September 30, 2026, and December 31, 2025, respectively.
(2)Includes unamortized purchase accounting adjustment and net deferred loan fees of $11.5 million and $10.6 million at September 30, 2026, and December 31, 2025, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination at the time of acquisition are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other individually evaluated loans. The Company held approximately $3.6 million and $5.4 million of unpaid principal balance PCD loans at September 30, 2026, and December 31, 2025, respectively.
Please see Note 1 — Significant Accounting Policies included in these Notes to Consolidated Financial Statements for a description of our accounting policies related to purchased financial assets with credit deterioration.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table reflects recorded investments in loans by credit quality indicator and origination year at September 30, 2026, and gross charge-offs for the nine months ended September 30, 2026, excluding loans held for sale. Loans acquired are shown in the table by origination year, not merger date. The Company had an immaterial amount of revolving loans converted to term loans at September 30, 2026.

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate:
Pass	$609,401	$564,273	$135,936	$252,485	$592,710	$431,442	$51,285	$2,637,532
Special mention	685	—	2,641	6,705	50,984	2,321	—	63,336
Classified	—	412	8,274	998	3,665	8,256	—	21,605
Total commercial real estate loans	$610,086	$564,685	$146,851	$260,188	$647,359	$442,019	$51,285	$2,722,473
Year-to-date gross charge-offs	$45	$—	$—	$1,188	$200	$596	$—	$2,029

Construction/land/land development:
Pass	$188,702	$323,429	$59,302	$62,597	$33,901	$42,959	$35,038	$745,928
Special mention	—	—	2,752	—	—	—	—	2,752
Classified	872	2,669	886	3,927	13,296	3,893	2,459	28,002
Total construction/land/land development loans	$189,574	$326,098	$62,940	$66,524	$47,197	$46,852	$37,497	$776,682

Single-family residential real estate:
Pass	$197,659	$175,770	$62,096	$168,288	$316,225	$330,639	$135,313	$1,385,990
Special mention	—	64	—	—	379	304		747
Classified	150	2,870	1,118	9,696	29,696	6,723	158	50,411
Total single-family residential real estate loans	$197,809	$178,704	$63,214	$177,984	$346,300	$337,666	$135,471	$1,437,148
Year-to-date gross charge-offs	$—	$61	$184	$194	$118	$63	$—	$620

Multi-family residential real estate:
Pass	$112,620	$145,780	$13,877	$58,105	$88,906	$62,226	$1,234	$482,748
Special mention	—	—	—	—	89,612	—	—	89,612
Classified	—	794	3,448	—		—	500	4,742
Total multi-family residential real estate loans	$112,620	$146,574	$17,325	$58,105	$178,518	$62,226	$1,734	$577,102

Commercial and industrial:
Pass	$465,663	$265,774	$100,662	$94,380	$62,566	$59,134	$1,014,825	$2,063,004
Special mention	—	—	300	12,686	127	—	5,234	18,347
Classified	—	14,792	4,039	2,836	4,127	2,919	12,508	41,221
Total commercial and industrial loans	$465,663	$280,566	$105,001	$109,902	$66,820	$62,053	$1,032,567	$2,122,572
Year-to-date gross charge-offs	$233	$492	$467	$16	$—	$301	$5,303	$6,812

Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$439,677	$439,677

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Pass	$5,909	$4,120	$1,970	$834	$179	$33	$5,416	$18,461
Classified	1	9	23	12	10	—	2	57
Total consumer loans	$5,910	$4,129	$1,993	$846	$189	$33	$5,418	$18,518
Year-to-date gross charge-offs	$—	$54	$115	$4	$2	$—	$47	$222
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Term Loans
	Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Mortgage Warehouse Lines of Credit:
Pass	$—	$—	$—	$—	$—	$—	$528,781	$528,781

Consumer:
Pass	$8,621	$3,625	$1,587	$348	$96	$25	$5,547	$19,849
Classified	—	134	19	16	—	—	15	184
Total consumer loans	$8,621	$3,759	$1,606	$364	$96	$25	$5,562	$20,033
Year-to-date gross charge-offs	$14	$23	$24	$2	$—	$20	$91	$174
The following tables present the Company’s loan portfolio aging analysis at the dates indicated:

	September 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	30-89 Days Past Due and Still Accruing	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$4,812	$2,910	$1,866	$9,588	$2,712,885	$2,722,473	$1,733	$—
Construction/land/land development	1,704	89	499	2,292	774,390	776,682	1,704	—
Single-family residential real estate	718	3,774	10,176	14,668	1,422,480	1,437,148	3,076	—
Multifamily residential real estate	—	—	—	—	577,102	577,102	—	—
Total real estate	7,234	6,773	12,541	26,548	5,486,857	5,513,405	6,513	—
Commercial and industrial	4,021	229	2,185	6,435	2,116,137	2,122,572	3,560	—
Mortgage warehouse lines of credit	—	—	—	—	439,677	439,677	—	—
Consumer	202	56	29	287	18,231	18,518	235	—
Total LHFI	$11,457	$7,058	$14,755	$33,270	$8,060,902	$8,094,172	$10,308	$—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	30-89 Days Past Due and Still Accruing	Accruing Loans 90 or More Days Past Due
Loans secured by real estate:
Commercial real estate	$—	$4,203	$9,884	$14,087	$2,509,818	$2,523,905	$4,203	$—
Construction/land/land development	137	45	14,484	14,666	596,554	611,220	108	—
Single-family residential real estate	9,912	3,333	22,368	35,613	1,408,998	1,444,611	9,114	—
Multifamily residential real estate	—	—	—	—	553,149	553,149	—	—
Total real estate	10,049	7,581	46,736	64,366	5,068,519	5,132,885	13,425	—
Commercial and industrial	895	254	7,792	8,941	1,980,277	1,989,218	1,149	—
Mortgage warehouse lines of credit	—	—	—	—	528,781	528,781	—	—
Consumer	127	63	104	294	19,739	20,033	190	—
Total LHFI	$11,071	$7,898	$54,632	$73,601	$7,597,316	$7,670,917	$14,764	$—
The following tables detail activity in the ALCL by portfolio segment. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of loan credit losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Accrued interest on loans receivable of $31.3 million and $28.9 million at September 30, 2026, and December 31, 2025, respectively, was included in accrued interest receivable and other assets on the face of the consolidated balance sheets.

	Three Months Ended September 30, 2026
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$19,078	$6,565	$9,990	$6,661	$54,234	$1,067	$593	$98,188
Charge-offs	805	—	311	—	2,092	—	16	3,224
Recoveries	—	—	—	—	557	—	6	563
Provision(1)	260	665	227	186	1,700	(215)	28	2,851
Ending balance	$18,533	$7,230	$9,906	$6,847	$54,399	$852	$611	$98,378
Average balance	$2,643,416	$742,095	$1,432,824	$578,468	$2,164,704	$479,308	$18,859	$8,059,674
Net charge-offs (recoveries) to loan average balance (annualized)	0.12%	—%	0.09%	—%	0.28%	—%	0.21%	0.13%

____________________________
(1)The $2.6 million provision for credit losses on the consolidated statements of income includes a $2.9 million provision expense for loan credit losses, a $241,000 and $4,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the three months ended September 30, 2026.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,785	$6,324	$9,059	$4,580	$54,175	$780	$723	$92,426
Charge-offs	—	—	—	—	32,184	—	22	32,206
Recoveries	5	—	3	—	812	—	3	823
Provision(1)	1,386	1,417	602	120	31,679	47	(35)	35,216
Ending balance	$18,176	$7,741	$9,664	$4,700	$54,482	$827	$669	$96,259
Average balance	$2,450,148	$644,455	$1,460,412	$532,354	$1,994,755	$420,848	$20,652	$7,523,624
Net charge-offs to loan average balance (annualized)	—%	—%	—%	—%	6.24%	—%	0.37%	1.65%

____________________________
(1)The $36.8 million provision for credit losses on the consolidated statements of income includes a $35.2 million provision for loan credit losses, a $1.6 million provision expense for off-balance sheet commitments and a $4,000 net benefit provision for held to maturity securities credit losses for the three months ended September 30, 2025.

	Nine Months Ended September 30, 2026
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$18,929	$7,219	$9,525	$4,963	$54,496	$913	$737	$96,782
Charge-offs	2,029	—	620	—	6,812	—	222	9,683
Recoveries	1	—	2	—	3,674	—	114	3,791
Provision(1)	1,632	11	999	1,884	3,041	(61)	(18)	7,488
Ending balance	$18,533	$7,230	$9,906	$6,847	$54,399	$852	$611	$98,378
Average balance	$2,571,587	$682,276	$1,436,645	$566,771	$2,151,773	$456,508	$19,277	$7,884,837
Net charge-offs to loan average balance (annualized)	0.11%	—%	0.06%	—%	0.19%	—%	0.75%	0.10%
_________________________
(1)The $7.6 million provision for credit losses on the consolidated statements of income includes a $7.5 million provision for loan losses, a $154,000 provision expense for off-balance sheet commitments and a $7,000 net benefit provision for held to maturity securities credit losses for the nine months ended September 30, 2026.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2025
	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Multifamily Residential Real Estate	Commercial and Industrial	Mortgage Warehouse Lines of Credit	Consumer	Total

	(Dollars in thousands)
Beginning balance	$16,546	$7,398	$8,623	$3,831	$53,449	$501	$712	$91,060
Charge-offs	728	—	119	—	39,740	—	167	40,754
Recoveries	18	—	13	43	4,244	—	25	4,343
Provision(1)	2,340	343	1,147	826	36,529	326	99	41,610
Ending balance	$18,176	$7,741	$9,664	$4,700	$54,482	$827	$669	$96,259
Average balance	$2,435,301	$734,621	$1,453,765	$499,242	$2,022,286	$397,466	$21,730	$7,564,411
Net charge-offs (recoveries) to loan average balance (annualized)	0.04%	—%	0.01%	(0.01)%	2.35%	—%	0.87%	0.64%
____________________________
(1)The $43.1 million provision for credit losses on the consolidated statements of income includes a $41.6 million provision for loan credit losses, a $1.5 million and $7,000 net benefit provision for off-balance sheet commitments and held to maturity securities credit losses, respectively, for the nine months ended September 30, 2025.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ALCL allocated to these loans:

	September 30, 2026
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Commercial and Industrial	Total
Real Estate	$1,866	$206	$12,849	$—	$14,921
ALCL Allocation	$—	$—	$401	$—	$401

	December 31, 2025
(Dollars in thousands)	Commercial Real Estate	Construction/ Land/ Land Development	Single-Family Residential Real Estate	Commercial and Industrial	Total
Real Estate	$4,409	$206	$14,803	$—	$19,418
Accounts Receivable	—	—	—	189	189
Equipment	—	—	—	119	119
Other	—	—	—	206	206
Total	$4,409	$206	$14,803	$514	$19,932
ALCL Allocation	$—	$—	$61	$—	$61
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Nonaccrual LHFI was as follows:

	Nonaccrual With No Allowance for Credit Loss		Total Nonaccrual
(Dollars in thousands) Loans secured by real estate:	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Commercial real estate	$3,758	$11,167	$9,773	$13,212
Construction/land/land development	12,838	8,139	15,319	16,388
Single-family residential real estate	23,126	33,418	37,100	39,480
Total real estate	39,722	52,724	62,192	69,080
Commercial and industrial	1,866	870	10,213	11,919
Consumer	—	—	56	185
Total nonaccrual loans	$41,588	$53,594	$72,461	$81,184
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
No interest income was recorded on nonaccrual loans while they were considered nonaccrual during the three and nine months ended September 30, 2026 and 2025.
The tables below summarize modifications made to borrowers experiencing financial difficulty by loan and modification type during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Term Extension		Other-Than-Insignificant Payment Delay		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,927	0.11%	$3,902	0.14%	$—	—%
Construction/land/land development	5,022	0.65	—	—	—	—
Single-family residential real estate	1,314	0.09	—	—		—
Total real estate	9,263	0.17	3,902	0.07	—	—
Commercial and industrial	10,755	0.51	—	—	34	—
Consumer	—	—	72	0.39	—	—
Total	$20,018	0.25	$3,974	0.05	$34	—

	Three Months Ended September 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$982	0.04%	$—	—%
Construction/land/land development	4,033	0.65	—	—
Single-family residential real estate	1,088	0.07	67	—
Total real estate	6,103	0.12	67	—
Commercial and industrial	25,467	1.33	30	—
Consumer	10	0.05	—	—
Total	$31,580	0.42	$97	—

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2026
	Term Extension		Other-Than-Insignificant Payment Delay		Combination: Term Extension and Interest Rate Reduction
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$2,927	0.11%	$3,903	0.14%	$—	—%
Construction/land/land development	9,610	1.24	41	0.01	—	—
Single-family residential real estate	2,869	0.20	1,406	0.10	—	—
Total real estate	15,406	0.28	5,350	0.10	—	—
Commercial and industrial	21,230	1.00	29	—	34	—
Consumer	8	0.04	72	0.39	—	—
Total	$36,644	0.45	$5,451	0.07	$34	—

	Nine Months Ended September 30, 2025
	Term Extension		Other-Than-Insignificant Payment Delay
(Dollars in thousands)	Amortized Cost	% of Loans	Amortized Cost	% of Loans
Loans secured by real estate:
Commercial real estate	$1,093	0.04%	$—	—%
Construction/land/land development	4,138	0.67	—	—
Single-family residential real estate	1,707	0.12	100	—
Total real estate	6,938	0.14	100	—
Commercial and industrial	29,052	1.51	53	—
Consumer	10	0.05	—	—
Total	$36,000	0.48	$153	—

The following tables describe the financial effects of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026
	Term Extension	Other-Than-Insignificant Payment Delay	Combination: Term Extension and Interest Rate Reduction
Commercial real estate	Added a weighted average 4.5 months to the life of the modified loans	Delayed payment of weighted average 3.0 months	N/A
Construction/land/land development	Added a weighted average 3.1 months to the life of the modified loans	N/A	N/A
Single-family residential real estate	Added a weighted average 17.0 months to the life of the modified loans	N/A	N/A
Commercial and industrial	Added a weighted average 12.0 months to the life of the modified loans	N/A	Reduced weighted average contractual interest rate from 8.8% to 6.8%. Added a weighted average 12 months to the life of the modified loans.
Consumer	N/A	Delayed payment of weighted average 2.6 months	N/A

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Three Months Ended September 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 19.0 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 2.2 months to the life of the modified loans	N/A
Single-family residential real estate	Added a weighted average 11.6 months to the life of the modified loans	Delayed payment of weighted average 6.0 months
Commercial and industrial	Added a weighted average 5.0 months to the life of the modified loans	Delayed payment of weighted average 2.0 months
Consumer	Added a weighted average 1.2 months to the life of the modified loans	N/A

Nine Months Ended September 30, 2026
	Term Extension	Other-Than-Insignificant Payment Delay	Combination: Term Extension and Interest Rate Reduction
Commercial real estate	Added a weighted average 7.9 months to the life of the modified loans	Delayed payment of weighted average 8.4 months	N/A
Construction/land/land development	Added a weighted average 7.9 months to the life of the modified loans	Delayed payment of weighted average 6.0 months	N/A
Single-family residential real estate	Added a weighted average 13.6 months to the life of the modified loans	Delayed payment of weighted average 3.6 months	N/A
Commercial and industrial	Added a weighted average 9.4 months to the life of the modified loans	Delayed payment of weighted average 3.0 months	Reduced weighted average contractual interest rate from 8.8% to 6.8%. Added a weighted average 12 months to the life of the modified loans.
Consumer	Added a weighted average 36.0 months to the life of the modified loans	Delayed payment of weighted average 4.0 months	N/A

Nine Months Ended September 30, 2025
	Term Extension	Other-Than-Insignificant Payment Delay
Commercial real estate	Added a weighted average 20.9 months to the life of the modified loans	N/A
Construction/land/land development	Added a weighted average 2.4 months to the life of the modified loans	N/A
Single-family residential real estate	Added a weighted average 16.4 months to the life of the modified loans	Delayed Payment of weighted average 5.3 months
Commercial and industrial	Added a weighted average 8.7 months to the life of the modified loans	Delayed Payment of weighted average 3.0 months
Consumer	Added a weighted average 1.2 months to the life of the modified loans	N/A

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table depicts the performance of loans that have been modified during the last twelve months ended September 30, 2026 and 2025:

	Payment Status (Amortized Cost Basis)
	September 30, 2026
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$1,565	$5,979	$1,506
Construction/land/land development	9,653	—	—
Single-family residential real estate	3,609	—	482
Total real estate	14,827	5,979	1,988
Commercial and industrial	25,871	674	1,182
Consumer	94	23	—
Total LHFI	$40,792	$6,676	$3,170

	Payment Status (Amortized Cost Basis)
	September 30, 2025
(Dollars in thousands)	Current	30-89 Days Past Due	90 Days or More Past Due
Loans secured by real estate:
Commercial real estate	$2,516	$110	$—
Construction/land/land development	4,138	—	206
Single-family residential real estate	2,243	—	—
Total real estate	8,897	110	206
Commercial and industrial	26,582	1,744	2,897
Consumer	10	—	—
Total LHFI	$35,489	$1,854	$3,103

At September 30, 2026, and December 31, 2025, the Company had $1.4 million and $52,000 of funding commitments for loans in which the terms were modified as a result of the borrowers experiencing financial difficulty, respectively.
The tables below provide the details of loans to borrowers experiencing financial difficulty that experienced a payment default during the three and nine months ended September 30, 2026 and 2025, and were modified in the twelve months prior to that default:

	Defaults During the Three Months Ended September 30, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$2,330	$8,239
Single-family residential real estate	482	503
Total real estate	2,812	8,742
Commercial and industrial	1,182	3,182
Total	$3,994	$11,924

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	Defaults During the Three Months Ended September 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Construction/land/land development	$206	$206
Commercial and industrial	2,897	4,041
Total	$3,103	$4,247

	Defaults During the Nine Months Ended September 30, 2026
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Commercial real estate	$2,330	$8,239
Single-family residential real estate	482	503
Total real estate	2,812	8,742
Commercial and industrial	1,766	6,664
Total	$4,578	$15,406

	Defaults During the Nine Months Ended September 30, 2025
	Term Extension
(Dollars in thousands)	Amortized Cost	Default Amount
Loans secured by real estate:
Construction/land/land development	$206	$206
Single-family residential real estate	—	100
Total real estate	206	306
Commercial and industrial	2,897	6,680
Total	$3,103	$6,986

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
Fair Values of Assets and Liabilities Recorded on a Recurring Basis
The following tables summarize financial assets and financial liabilities recorded at fair value on a recurring basis at September 30, 2026, and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value. There were no changes in the valuation techniques during the periods presented.

	September 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$245,858	$32,458	$278,316
Corporate bonds	—	48,950	1,000	49,950
U.S. government agency securities	—	12,451	—	12,451
Commercial mortgage-backed securities	—	27,154	—	27,154
Residential mortgage-backed securities	—	411,340	—	411,340
Commercial collateralized mortgage obligations	—	96,380	—	96,380
Residential collateralized mortgage obligations	—	242,074	—	242,074
Securities available for sale	—	1,084,207	33,458	1,117,665
Securities carried at fair value through income	—	—	5,836	5,836
Rabbi Trust assets	1,202	—	—	1,202
Other assets - derivatives	—	18,454	—	18,454
Total recurring fair value measurements - assets	$1,202	$1,102,661	$39,294	$1,143,157

Other liabilities - derivatives	$—	$(15,675)	$—	$(15,675)
Total recurring fair value measurements - liabilities	$—	$(15,675)	$—	$(15,675)

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

	December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
State and municipal securities	$—	$261,042	$33,842	$294,884
Corporate bonds	—	54,704	1,000	55,704
U.S. government agency securities	—	3,140	—	3,140
Commercial mortgage-backed securities	—	15,286	—	15,286
Residential mortgage-backed securities	—	454,485	—	454,485
Commercial collateralized mortgage obligations	—	82,793	—	82,793
Residential collateralized mortgage obligations	—	210,884	—	210,884
Securities available for sale	—	1,082,334	34,842	1,117,176
Securities carried at fair value through income	—	—	6,215	6,215
Rabbi Trust assets	839	—	—	839
Other assets - derivatives	—	13,152	—	13,152
Total recurring fair value measurements - assets	$839	$1,095,486	$41,057	$1,137,382

Other liabilities - derivatives	$—	$(13,491)	$—	$(13,491)
Total recurring fair value measurements - liabilities	$—	$(13,491)	$—	$(13,491)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2026 and 2025, are summarized below. One corporate bond totaling $5.0 million was transferred from Level 3 to Level 2 as observable pricing information became available during the current quarter following its initial issuance and purchase during the quarter ended June 30, 2026.

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2026	$34,842	$6,215
Transfer from Level 3 to Level 2	(5,000)	—
Loss recognized in earnings:
Other noninterest income	—	(49)
Loss recognized in Accumulated Other Comprehensive Income (“AOCI”)	(1,139)	—
Purchases, issuances, sales and settlements:
Purchases	13,227	—
Settlements	(8,472)	(330)
Balance at September 30, 2026	$33,458	$5,836

(Dollars in thousands)	Securities Available for Sale	Securities at Fair Value Through Income
Balance at January 1, 2025	$35,754	$6,512
Gain recognized in earnings:
Other noninterest income	—	6
Loss recognized in AOCI	638	—
Purchases, issuances, sales and settlements:
Purchases	638	—
Settlements	(1,781)	(315)
Balance at September 30, 2025	$35,249	$6,203
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
Fair Values of Assets Recorded on a Recurring Basis for which the Fair Value Option has been Elected
Certain assets are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those assets. For interest-earning assets for which the fair value has been elected, the earned current contractual interest payment is recognized in interest income. For securities carried at fair value through income, this election allows for a more effective offset of the changes in fair values of the assets and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC Topic 815, Derivatives and Hedging. For the Rabbi Trust assets, the Company has elected the fair value option for these investments in order to align their valuation with the related deferred compensation liabilities. At September 30, 2026, and December 31, 2025 there were no gains or losses recorded attributable to changes in instrument-specific credit risk. The following tables summarize the difference between the fair value and the unpaid principal balance, amortized cost or contributions, respectively, for financial instruments for which the fair value option has been elected:

	September 30, 2026
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$5,836	$5,870	$(34)
Rabbi Trust assets	1,202	1,142	60
Total	$7,038	$7,012	$26

	December 31, 2025
(Dollars in thousands)	Aggregate Fair Value	Amortized Cost/Contributions	Difference
Securities carried at fair value through income	$6,215	$6,200	$15
Rabbi Trust Assets	839	801	38
Total	$7,054	$7,001	$53

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Changes in the fair value of assets for which the Company elected the fair value option are classified in the Consolidated Statements of Income line items reflected in the following table:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in fair value included in noninterest income:	2026	2025	2026	2025
Securities carried at fair value through income	$(36)	$(15)	$(49)	$6
Total fair value option impact on noninterest income	$(36)	$(15)	$(49)	$6

Changes in fair value included in noninterest expense:
Rabbi Trust assets	$15	$(17)	$(22)	$(37)
Deferred compensation liabilities related to Rabbi Trust assets(1)	(15)	17	22	37
Total fair value option impact on noninterest expense	$—	$—	$—	$—
____________________________
(1)Please see the Rabbi Trust section below for more detail on its impact on the Company’s net income.
The following methodologies were used to measure the fair value of financial assets valued on a recurring basis for which the fair value option was elected:
Securities at Fair Value through Income
Securities carried at fair value through income are valued using a discounted cash flow with a credit spread applied to each instrument based on the creditworthiness of each issuer. The credit spread was 227 basis points at both September 30, 2026, and December 31, 2025. The Company believes the fair value approximates an exit price.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Individually Evaluated Loans with Credit Losses
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured to determine if any credit loss exists. Allowable methods for determining the amount of credit loss include estimating the fair value using the fair value of the collateral for collateral-dependent loans and a discounted cash flow methodology for other evaluated loans that are not collateral dependent. If the loan is identified as collateral-dependent, the fair value method of measuring the amount of credit loss is utilized. Evaluating the fair value of the collateral for collateral-dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the loan is not collateral-dependent, the discounted cash flow method is utilized, which involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. Loans that have experienced a credit loss with specific allocated losses are within Level 3 of the fair value hierarchy when the credit loss is determined using the fair value method. The fair value of collateral-dependent loans that have specific allocated reserves was approximately $6.2 million and $5.2 million at September 30, 2026, and December 31, 2025, respectively.
Non-Financial Assets
Held for sale other real estate owned properties include foreclosed assets and bank-owned real estate, which the Company is no longer utilizing and intends to sell and are the only non-financial assets valued on a nonrecurring basis that are initially recorded by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the ALCL. Similarly, real estate-based properties that were formerly operating as bank offices are evaluated at the time the decision is made to sell, and if the fair value, less estimated costs to sell, of the property is less than the Company’s net book value, a write-down is recognized. Additionally, valuations are periodically performed by management, and any subsequent reduction in value is recognized by a charge to income. The carrying value and fair value of foreclosed assets and bank-owned real estate held for sale was estimated using Level 3 inputs based on observable market data and was $2.6 million and $694,000 at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, and December 31, 2025, the Company had $4.4 million and $5.4 million, respectively, principal amounts of residential mortgage loans in the process of foreclosure.
Fair Values of Financial Instruments Not Recorded at Fair Value
The carrying value and estimated fair values of financial instruments not recorded at fair value are as follows:

(Dollars in thousands)	September 30, 2026		December 31, 2025
Financial assets: Level 1 inputs:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$347,082	$347,082	$424,217	$424,217
Level 2 inputs:
Non-marketable equity securities held in other financial institutions	33,136	33,136	31,069	31,069
Loans held for sale	628	628	1,032	1,032
Accrued interest receivable	37,901	37,901	35,152	35,152
Level 3 inputs:
Securities held to maturity	22,493	20,097	10,559	9,607
LHFI, net	7,995,794	7,884,090	7,574,135	7,459,710
Financial liabilities:
Level 2 inputs:
Deposits	8,673,174	8,667,119	8,307,247	8,302,897
FHLB advances, repurchase agreements and other borrowings	15,377	15,162	19,050	18,989
Subordinated indebtedness	16,619	16,605	16,544	16,530
Accrued interest payable	2,872	2,872	3,239	3,239

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Note 6 — Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Long-term FHLB advances	$5,280	$5,913
Overnight repurchase agreements with depositors	10,097	13,137
Total FHLB advances and other borrowings	$15,377	$19,050
Subordinated indebtedness, net	$16,619	$16,544

Holding Company Line of Credit
The Company entered into a Loan Agreement (the “Loan Agreement”), along with certain ancillary instruments, with a correspondent financial institution (“Lender”) pursuant to which the Company has the ability to borrow up to $30.0 million under a revolving credit loan. Advances under the Loan Agreement bear interest at a variable rate equal to the then-applicable Prime Rate (as defined in the Loan Agreement) minus 1.00%, subject to a 4.00% floor. The loan matures on June 30, 2027, and is secured by a pledge of the common stock of Origin Bank. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at September 30, 2026.
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

(Dollars in thousands)	Carrying Amount of the Hedged Assets (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Securities available-for-sale	$41,134	$44,132	$(2,427)	$514
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The following tables disclose the notional amount and the fair value of derivative instruments in the Company’s consolidated balance sheets at September 30, 2026, and December 31, 2025. Derivative instruments and their related gains and losses are reported in other operating activities, net in the statements of cash flows.

(Dollars in thousands)	Notional Amounts(1)		Fair Values
Included in other assets:	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Derivatives designated as fair value hedging instruments:
Interest rate swaps	$43,940	$—	$2,427	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	433,409	438,595	15,898	13,150
Caps and floors	31,000	25,000	129	2
Total included in other assets	$508,349	$463,595	$18,454	$13,152

Included in other liabilities:
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$—	$43,940	$—	$514
Derivatives not designated as hedging instruments:
Interest rate swaps	427,539	432,395	15,546	12,975
Caps and floors	31,000	25,000	129	2
Risk participation agreements	12,559	12,148	—	—
Total included in other liabilities	$471,098	$513,483	$15,675	$13,491
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

	September 30, 2026				December 31, 2025
(Dollars in thousands)	Notional Amount	Weighted Average			Notional Amount	Weighted Average
		Remaining Maturity (in years)	Receive Rate	Pay Rate		Remaining Maturity (in years)	Receive Rate	Pay Rate
Interest rate swaps designated as fair value hedge	$43,940	6.62	3.71%	3.78%	$43,940	7.37	4.14%	3.78%
Non-hedging interest rate swaps - financial institution counterparties	398,735	3.69	6.25	5.82	403,591	3.60	6.37	5.52
Non-hedging interest rate swaps - customer counterparties	398,735	3.69	5.82	6.25	403,591	3.60	5.52	6.37
Non-hedging interest rate caps - financial institution counterparties(1)	31,000	1.09	4.26	—	25,000	1.64	3.82	—
Non-hedging interest rate caps - customer counterparties(1)	31,000	1.09	—	4.26	25,000	1.64	—	3.82
____________________________
(1)Represents the strike rate for interest rate caps, above which the Company will either pay its customer counterparties or receive from its dealer counterparties.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Gains and losses recognized on derivative instruments were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as fair value hedging instruments:	2026	2025	2026	2025
Amount of (loss) gain recognized in interest income on available for sale securities	$(2,063)	$123	$(2,941)	$823
Amount of gain (loss) recognized in interest income on interest rate swaps - available for sale securities	2,063	(123)	2,941	(823)
Derivatives not designated as hedging instruments:
Amount of loss recognized in mortgage banking revenue	—	(146)	—	(331)
Amount of gain (loss) recognized in other non-interest income	148	(32)	177	(131)
Some interest rate swaps included in other assets were subject to a master netting arrangement with the counterparty in all periods presented and could be offset against some amounts included in interest rate swaps included in other liabilities. The Company has chosen not to net these exposures in the consolidated balance sheets, and any impact of netting these amounts would not be significant.
At both September 30, 2026, and December 31, 2025, the Company had $3.8 million cash collateral on deposit with swap counterparties. These amounts are included in interest-earning deposits in banks in the consolidated balance sheets and are considered restricted cash until such time as the underlying swaps are settled.
Note 8 — Stock and Incentive Compensation Plans
The Company has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the Company’s 2012 Stock Incentive Plan (the “2012 Plan”), and the Company’s Omnibus Incentive Plan, which was adopted in April 2024 and was amended and restated in April 2026 (the “Omnibus Plan”).
The 2012 Plan and the Omnibus Plan (collectively, the “Incentive Plans”) are designed to provide flexibility to the Company regarding its ability to motivate, attract and retain the services of key officers, employees and directors. The Incentive Plans allow the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), dividend equivalent rights, performance stock units (“PSU”) or any combination thereof. A maximum of 2,375,000 shares were reserved for issuance under the Incentive Plans. The Omnibus Plan, as amended in April 2026, allows for the issuance of 1,675,000 shares, and no future awards may be granted under the 2012 Plan after adoption of the Omnibus Plan. At September 30, 2026, the maximum number of shares of the Company’s common stock available for grant under the Omnibus Plan was 1,142,515, which reflects the additional 1,000,000 shares available for grant under the Omnibus Plan by amendment of the plan in April 2026.
Additionally, the Company’s shareholders previously approved an employee stock purchase plan (“ESPP”) which qualified as an ESPP under IRS guidelines. The ESPP provides for the purchase of up to an aggregate 1,000,000 shares of the Company’s common stock by employees. Under the ESPP, employees of the Company, who elect to participate, have the right to purchase a limited number of shares of the Company’s common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each one year offering period, beginning on June 1st. The ESPP benefit is treated as compensation expense recognized over the service period based on the grant date fair value of the rights determined at the beginning of the purchase period, adjusted for forfeitures and certain modifications. Forfeitures are recognized as they occur. At September 30, 2026, there was $362,000 of total unrecognized compensation cost related to estimated ESPP shares for the June 1, 2026 - May 31, 2027 ESPP offering period. These costs are expected to be recognized over a period of 0.7 years.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below includes the weighted-average assumptions used to calculate the grant date fair value of the ESPP rights for the periods indicated using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	1.00	1.00	1.00	1.00
Dividend yield	2.13%	1.79%	1.95%	1.89%
Risk-free interest rate	3.64	3.95	3.80	4.49
Expected volatility	28.96	29.61	29.30	30.04
The ESPP shares purchased are as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ESPP shares purchased	—	—	50,175	58,568
Shares available for issuance under the ESPP	762,297	812,472	762,297	812,472
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
On December 7, 2022, the Committee and the independent members of the Board also approved a special, one-time stock award to Drake Mills, the Company’s President and Chief Executive Officer (the “One-Time Award”), having an approximate value of $10,000,000, comprised of 129,736 restricted stock units (“CEO RSUs”) and 129,735 market-based performance stock units (“CEO PSUs”), and was effective as of December 13, 2022, (the “Grant Date”). In exchange for the One-Time Award, Mr. Mills agreed to a 2-year non-competition covenant, in addition to the standard non-solicitation of customers and employees covenant included in the Company’s form of award agreement. Pursuant to the One-Time Award, the CEO RSUs shall vest in five approximately equal installments on each of the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date, subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death, disability, termination of employment without cause or resignation for good reason. The CEO PSUs shall be eligible to vest based on achievement of five pre-established stock price hurdles (each, a “Stock Price Hurdle”) during a seven-year performance period (the “CEO Performance Period”). Achievement of each Stock Price Hurdle requires substantial and sustained growth in the Company’s stock price, with each Stock Price Hurdle representing a twenty percent (20%) price appreciation over the 20-day average closing price of the Company’s common stock as of the Grant Date (such that 100% appreciation is required for 100% of the CEO PSUs to vest). Each Stock Price Hurdle must be maintained for 20 consecutive trading days during the CEO Performance Period. Each of the five tranches of CEO PSUs will vest, and become “Achieved PSUs”, on the later of the date that the applicable Stock Price Hurdle is achieved or the third, fourth, fifth, sixth and seventh anniversaries of the Grant Date (provided that the applicable Stock Price Hurdle has been achieved prior to each such anniversary), subject to Mr. Mills’ continued employment with the Company on each respective vesting date, or upon the earlier occurrence of Mr. Mills’ death or disability. If Mr. Mills’ employment is terminated without cause or he resigns for good reason, then any Achieved PSUs will become fully vested and unearned CEO PSUs will remain outstanding and eligible to vest based on achievement of the Stock Price Hurdle during the CEO Performance Period. The One-Time Award was granted pursuant to, and subject to the terms and conditions of, the Origin Bancorp, Inc. 2012 Stock Incentive Plan and the Company’s form of RSU agreement and PSU agreement, respectively.

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

During the nine months ended September 30, 2026, the market condition for the first tranche of the CEO’s one-time PSU award was satisfied, as the Company’s closing stock price exceeded $46.25 for twenty consecutive trading days during the performance period. Accordingly, 25,947 PSUs vested upon satisfaction of the first market condition.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The following table summarizes the Company’s award activity:

	Nine Months Ended September 30,
	2026		2025
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested RSAs, January 1,	13,284	$33.89	20,415	$33.06
Granted RSAs	10,458	47.35	14,760	33.89
Vested RSAs	(13,284)	33.89	(20,415)	33.06
Forfeited RSAs	—	—	(1,476)	33.89
Nonvested RSAs, September 30,	10,458	47.35	13,284	33.89

Nonvested RSUs, January 1,	337,631	$35.97	352,002	$35.45
Granted RSUs	113,294	45.60	120,080	37.34
Vested RSUs	(112,247)	35.24	(95,624)	35.76
Forfeited RSUs	(5,353)	38.02	(6,865)	33.28
Nonvested RSUs, September 30,	333,325	39.46	369,593	36.03

Nonvested PSUs, January 1,	293,918	$32.31	265,197	$32.07
Granted PSUs	59,047	43.97	55,650	39.50
Vested PSUs(1)	(25,947)	31.91	(17,191)	44.77
Forfeited PSUs(2)	(43,882)	39.56	(9,738)	44.77
Nonvested PSUs, September 30,	283,136	33.66	293,918	32.31
__________________________
(1)PSUs vested during the nine months ended September 30, 2026, represent the first tranche of the CEO's one-time PSU award discussed above.
(2)PSUs forfeited during the nine months ended September 30, 2026 and 2025, includes forfeiture of incremental shares upon final measurement of performance metrics.
At September 30, 2026, there was $281,000, $10.3 million and $4.7 million of total unrecognized compensation cost related to nonvested RSA shares, RSU shares and PSU shares under the Incentive Plans, respectively. Those costs are expected to be recognized over a weighted-average period of 0.56, 2.26 and 2.03 years for RSA, RSU and PSU shares, respectively.
Share-based compensation cost charged to income for the three and nine months ended September 30, 2026 and 2025, is presented below. There was no stock option expense for any of the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
RSA & RSU	$1,493	$1,234	$4,395	$3,583
PSU	947	907	2,732	2,196
ESPP	137	127	370	371
Total stock compensation expense	$2,577	$2,268	$7,497	$6,150
Related tax benefits recognized in net income	$541	$476	$1,574	$1,292
Stock Option Grants
The Company had previously issued common stock options to select officers and employees primarily through individual agreements. All of the options are fully vested, and as of September 30, 2026, fully exercised, and there are no options outstanding, excluding the options assumed in conjunction with the BTH merger that occurred on August 1, 2022. As of September 30, 2026, BTH converted options have no expiration dates past February 16, 2031, and no further grants will be made under the BTH 2012 Equity Incentive Plan.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below summarizes the Company’s option activity:

(Dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nine Months Ended September 30, 2026
Outstanding at January 1, 2026	184,670	$33.41	2.97	$781
Exercised	(151,384)	33.26	—	1,996
Expired and forfeited	(662)	37.39	—	—
Outstanding and exercisable at September 30, 2026	32,624	34.02	2.89	595

Nine Months Ended September 30, 2025
Outstanding at January 1, 2025	225,834	$32.24	3.72	$614
Exercised	(22,670)	29.36	—	178
Expired and forfeited	(1,820)	37.28	—	—
Outstanding and exercisable at September 30, 2025	201,344	32.52	2.99	635
Note 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes the after-tax change in unrealized gains and losses on AFS securities and cash flow hedging activities.

(Dollars in thousands)	Unrealized Loss on AFS Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2026	$(54,426)	$285	$(54,141)
Net change	(42,104)	(165)	(42,269)
Balance at September 30, 2026	$(96,530)	$120	$(96,410)

Balance at January 1, 2025	$(106,535)	$506	$(106,029)
Net change	45,030	(165)	44,865
Balance at September 30, 2025	$(61,505)	$341	$(61,164)
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
The Company is subject to the Basel III regulatory capital framework (“Basel III Capital Rules”), which includes a 2.5% capital conservation buffer. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, which include dividend payments, share repurchases and discretionary bonuses to executive officers.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total consolidated assets (as defined). Management believes, at September 30, 2026, and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital buffer requirement.
At September 30, 2026, and December 31, 2025, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
The actual capital amounts and ratios of the Company and the Bank at September 30, 2026, and December 31, 2025, are presented in the following table:

(Dollars in thousands) September 30, 2026	Actual		Minimum Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 Capital to Risk-Weighted Assets	Amount	Ratio	Amount	Ratio	Amount	Ratio
Origin Bancorp, Inc.	$1,203,300	13.74%	$613,035	7.00%	N/A	N/A
Origin Bank	1,134,963	13.06	608,326	7.00	$564,874	6.50%
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,212,674	13.85	744,240	8.50	N/A	N/A
Origin Bank	1,134,963	13.06	738,682	8.50	695,230	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,319,761	15.07	919,542	10.50	N/A	N/A
Origin Bank	1,236,688	14.23	912,525	10.50	869,071	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,212,674	11.98	404,899	4.00	N/A	N/A
Origin Bank	1,134,963	11.30	401,757	4.00	502,196	5.00
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,139,627	13.54	589,364	7.00	N/A	N/A
Origin Bank	1,054,279	12.62	584,801	7.00	543,029	6.50
Tier 1 Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,155,628	13.73	715,658	8.50	N/A	N/A
Origin Bank	1,054,279	12.62	710,115	8.50	668,344	8.00
Total Capital to Risk-Weighted Assets
Origin Bancorp, Inc.	1,255,717	14.91	884,171	10.50	N/A	N/A
Origin Bank	1,154,368	13.82	877,205	10.50	835,433	10.00
Leverage Ratio
Origin Bancorp, Inc.	1,155,628	11.86	389,648	4.00	N/A	N/A
Origin Bank	1,054,279	10.91	386,406	4.00	483,007	5.00
In the ordinary course of business, the Company depends on dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared and paid exceed the Bank’s year-to-date net income combined with the retained net income for the preceding year, which was $38.1 million at September 30, 2026.

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

Share Repurchases
In July 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. In July 2026, the Company’s Board of Directors approved a $100.0 million increase in repurchase authority under the share repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The share repurchase program expires in July 2028 but may be terminated or amended by the Board of Directors at any time. The share repurchase program does not obligate the Company to purchase any shares at any time.
During the third quarter ended September 30, 2026, the Company repurchased a total of 272,927 shares of its common stock pursuant to the share repurchase program at an average price per share of $54.21, for an aggregate purchase price of $14.8 million, including broker commissions and applicable excise taxes. Year-to-date share repurchases through September 30, 2026, totaled 655,461 shares of common stock at an average price per share of $48.42, for an aggregate purchase price of $31.7 million, including broker commissions and applicable excise taxes. There was $106.8 million remaining available for repurchase at September 30, 2026.
During the third quarter of 2025, the Company repurchased a total of 265,248 shares of its common stock pursuant to its July 2025 share repurchase program at an average price per share of $35.85, for an aggregate purchase price of $9.5 million, including broker commissions and applicable excise taxes. Year-to-date 2025 share repurchases totaled 401,647 shares of common stock at an average price per share of $34.59, for an aggregate purchase price of $13.9 million, including broker commissions and applicable excise taxes.
In July 2022, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company was authorized to purchase up to $50.0 million of its outstanding common stock. The July 2022 repurchase plan expired in July 2025 with the Company having repurchased a total of 136,399 shares of its common stock at an average price per share of $32.13, for an aggregate purchase price of $4.4 million, including broker commissions and applicable excise taxes. All the common stock repurchases executed under the July 2022 repurchase plan were completed during the second quarter of 2025.
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

ORIGIN BANCORP, INC.
Condensed Notes to Consolidated Financial Statements

The table below presents the Company’s commitments to extend credit by commitment expiration date for the dates indicated:

(Dollars in thousands) September 30, 2026	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
Commitments to extend credit(1)	$738,038	$888,246	$432,338	$100,545	$2,159,167
Standby letters of credit	193,134	19,239	10,396	—	222,769
Total off-balance sheet commitments	$931,172	$907,485	$442,734	$100,545	$2,381,936
December 31, 2025
Commitments to extend credit(1)	$843,675	$762,261	$524,071	$137,736	$2,267,743
Standby letters of credit	214,588	7,530	21,673	—	243,791
Total off-balance sheet commitments	$1,058,263	$769,791	$545,744	$137,736	$2,511,534
____________________________
(1)Includes $815.8 million and $768.4 million of unconditionally cancellable commitments at September 30, 2026, and December 31, 2025, respectively.
At September 30, 2026, the Company held 40 unfunded letters of credit from the FHLB totaling $564.3 million, with expiration dates ranging from October 3, 2026, to September 22, 2027. At December 31, 2025, the Company held 44 unfunded letters of credit from the FHLB totaling $598.3 million, with expiration dates ranging from January 2, 2026, to September 22, 2027. These letters of credit either support pledges for our public fund deposits or confirm letters of credit we have issued to support our customers’ businesses.
Management establishes an asset-specific allowance for certain lending-related commitments and computes a formula-based allowance for performing consumer and commercial lending-related commitments. These are computed using a methodology similar to that used for the commercial loan portfolio, modified for expected maturities and probabilities of drawdown. The reserve for lending-related commitments was $4.6 million and $4.5 million at September 30, 2026, and December 31, 2025, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Loss Contingencies
As previously disclosed beginning in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company discovered certain questioned activity involving a former banker in our East Texas market. In connection with a settlement in August 2026 of certain litigation involving the questioned banker activity, the Company fully released the remaining contingency reserve during the quarter ended September 30, 2026.
The Company previously recorded provision for loan credit losses related to this matter of $4.1 million in 2024 and $1.3 million in 2025. During the nine months ended September 30, 2026, the Company has reduced the allowance for loan credit losses by $1.0 million for the previously recorded provision for loan credit losses. During the nine months ended September 30, 2026, the Company recognized $595,000 of related insurance recoveries of third party expenses in other noninterest income with cumulative insurance recoveries totaling $3.2 million through September 30, 2026.
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
General
We are a financial holding company headquartered in Ruston, Louisiana. Origin’s wholly owned bank subsidiary, Origin Bank (the "Bank"), was founded in 1912 in Choudrant, Louisiana. Deeply rooted in Origin’s history is a culture committed to providing personalized relationship banking to businesses, municipalities, and personal clients to enrich the lives of the people in the communities it serves. Origin provides a broad range of financial services and currently operates more than 57 locations in Dallas/Fort Worth, East Texas, Houston, North Louisiana, Mississippi, Alabama and the Florida Panhandle. In addition, Origin provides a broad range of insurance agency products and services through its wholly owned insurance agency subsidiary, Forth Insurance, LLC. As a financial holding company operating through one segment, we generate the majority of our revenue from interest earned on loans and investments, service charges and fees on deposit accounts.
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
•Built on three primary pillars:
◦Productivity, Delivery & Efficiency
◦Balance Sheet Optimization
◦Culture & Employee Engagement
•We continue to work towards our ultimate top quartile ROAA target.
2026 Third Quarter Key Metrics
•Net income was $37.8 million three months ended September 30, 2026, reflecting an increase of $29.2 million, or 338.1%, compared to the three months ended September 30, 2025.

•Net interest income was $95.1 million for the three months ended September 30, 2026, reflecting an increase of $11.4 million, or 13.7%, compared to the three months ended September 30, 2025.
•Our fully tax equivalent net interest margin (“NIM-FTE”) increased 29 basis points for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. This expansion was driven primarily by a 52-basis point reduction in rates paid on interest-bearing liabilities, offset by a 13-basis point decline in our yield earned on interest-earning assets.
•Total loans held for investment (“LHFI”) were $8.09 billion at September 30, 2026, reflecting an increase of $423.3 million, or 5.5%, compared to December 31, 2025. LHFI, excluding mortgage warehouse lines of credit, were $7.65 billion at September 30, 2026, reflecting an increase of $512.4 million, or 7.2%, compared to December 31, 2025.
•Total deposits were $8.67 billion at September 30, 2026, reflecting an increase of $365.9 million, or 4.4%, compared to December 31, 2025. Noninterest-bearing deposits were $2.18 billion, reflecting an increase of $196.6 million, or 9.9%, compared to December 31, 2025.
•During the quarter ended September 30, 2026, we repurchased 272,927 shares of our common stock at an average price of $54.21 per share, including broker commissions and applicable excise taxes.
•In October 2026, our board approved an increase in our quarterly dividend from $0.25 to $0.28 per share, a 12% increase. Combined with the $0.10 per share increase approved in April 2026, the quarterly dividend has increased from $0.15 to $0.28 per share, or 87%, reflecting our strong balance sheet and durable earnings.
Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025
Our net income increased $29.2 million, or 338.1%, to $37.8 million for the three months ended September 30, 2026, from $8.6 million for the three months ended September 30, 2025. Diluted EPS increased $0.95 to $1.22 per share for the three months ended September 30, 2026, compared to $0.27 per share for the three months ended September 30, 2025. The increase was primarily due to a decrease of $34.2 million in provision expense for credit losses and an increase of $11.4 million in pre-provision net interest income, partially offset by an $8.0 million decrease in noninterest income and an $8.0 million increase in income tax expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Net Interest Income and Net Interest Margin
Net interest income for the three months ended September 30, 2026, was $95.1 million, an increase of $11.4 million, or 13.7%, compared to the three months ended September 30, 2025. The increase was due to a $7.5 million decrease in interest expense and an increase of $3.9 million in total interest income during the three months ended September 30, 2026, compared to three months ended September 30, 2025.
The $7.5 million decrease in interest expense was mainly due to decreases of $6.9 million and $892,000 in interest expense on interest-bearing deposits and subordinated indebtedness, respectively. Of the $6.9 million decline in interest on interest-bearing deposits, $8.7 million was attributable to lower interest rates, partially offset by a $1.7 million net increase resulting from higher net average balances, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The $8.7 million decrease in interest expense due to lower rates was primarily due to decreases of $5.6 million and $2.2 million in interest expense on money market and interest-bearing demand deposits, respectively. The benefit of these lower rates was partially offset by a $2.4 million increase in interest expense on money market deposit balances attributable to an increase of $267.8 million in average money market deposit balances for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. In addition, interest expense on subordinated debentures decreased $892,000 primarily due to the redemption of $74.0 million in principal amount of subordinated debentures during the quarter ended December 31, 2025, which reduced the average balance of subordinated debenture to $16.6 million for the three months ended September 30, 2026, from $89.7 million for the three months ended September 30, 2025.

Interest income increased $3.9 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase of $5.4 million in interest income on LHFI, partially offset by a $1.7 million decrease in interest income on interest-earning balances due from banks. The $5.4 million increase in interest income on LHFI was primarily due to a $9.0 million increase in interest income due to higher average balances partially offset by a $3.6 million decrease due to lower yields. The $9.0 million increase in interest income attributable to higher average LHFI balances was primarily due to increases in average balances of $169.9 million, $193.3 million and $97.6 million in commercial and industrial, commercial real estate, and construction/land/land development loans, respectively. The impact of higher average balances was partially offset by $3.6 million due to lower yields primarily attributable to commercial and industrial loans, which declined to 6.67% for the three months ended September 30, 2026, from 7.22% for the three months ended September 30, 2025, and reduced interest income by $3.0 million.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the loan and deposit rates offered by financial institutions. The Federal Reserve Board reduced the federal funds target rate range three times, for a total of 75 basis points, during the second half of 2025, to a range of 3.50% to 3.75%. On September 16, 2026, the Federal Reserve Board raised the federal funds target rate range by 25 basis points, to a range of 3.75% to 4.00%.
The NIM-FTE was 3.94% for the three months ended September 30, 2026, a 29-basis point increase from 3.65% for the three months ended September 30, 2025. The improvement was mainly driven by an expanding interest rate spread, as the 52-basis-point decline in the average cost of total interest-bearing liabilities exceeded the 13-basis-point decline in the yield earned on interest-earning assets for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The average rate on total interest-bearing liabilities for the three months ended September 30, 2026, was 2.70%, compared to 3.22% for the three months ended September 30, 2025. The average yield earned on total interest-earning assets for the three months ended September 30, 2026, was 5.76%, compared to 5.89% for the three months ended September 30, 2025.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$2,643,416	$39,273	5.89%	$2,450,148	$36,101	5.85%
Construction/land/land development	742,095	12,654	6.77	644,455	11,454	7.05
Single-family residential real estate	1,432,824	19,917	5.51	1,460,412	20,004	5.43
Multifamily residential real estate	578,468	9,086	6.23	532,354	8,428	6.28
Commercial and industrial	2,164,704	36,393	6.67	1,994,755	36,283	7.22
Mortgage warehouse lines of credit	479,308	7,776	6.44	420,848	7,393	6.97
Consumer	18,859	336	7.07	20,652	385	7.40
LHFI	8,059,674	125,435	6.17	7,523,624	120,048	6.33
Loans held for sale	1,201	23	7.60	2,918	48	6.53
Loans receivable	8,060,875	125,458	6.17	7,526,542	120,096	6.33
Investment securities-taxable	969,386	8,844	3.62	951,758	8,767	3.65
Investment securities-non-taxable	196,079	1,632	3.30	176,051	1,523	3.43
Non-marketable equity securities held in other financial institutions	37,256	574	6.11	34,652	542	6.21
Interest-earning deposits in banks	375,478	3,527	3.73	473,352	5,211	4.37
Total interest-earning assets	9,639,074	140,035	5.76	9,162,355	136,139	5.89
Noninterest-earning assets	554,817			565,059
Total assets	$10,193,891			$9,727,414

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,812,819	$10,883	2.38%	$1,827,758	$13,170	2.86%
Money market deposits	3,637,422	26,427	2.88	3,369,582	29,695	3.50
Savings deposits	309,898	918	1.18	314,112	1,194	1.51
Savings and interest-bearing transaction accounts	5,760,139	38,228	2.63	5,511,452	44,059	3.17
Time deposits	764,344	5,880	3.05	819,692	6,967	3.37
Total interest-bearing deposits	6,524,483	44,108	2.68	6,331,144	51,026	3.20
FHLB advances & other borrowings	57,246	543	3.76	30,702	273	3.53
Subordinated indebtedness	16,608	244	5.83	89,692	1,136	5.02
Total interest-bearing liabilities	6,598,337	44,895	2.70	6,451,538	52,435	3.22
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,160,353			1,901,116
Other liabilities	147,406			147,329
Total liabilities	8,906,096			8,499,983
Shareholders’ Equity	1,287,795			1,227,431
Total liabilities and shareholders’ equity	$10,193,891			$9,727,414
Net interest spread			3.06%			2.67%
Net interest income and margin		$95,140	3.92		$83,704	3.62
Net interest income and margin - (tax equivalent)(3)		$95,628	3.94		$84,230	3.65
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

	Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025
(Dollars in thousands) Interest-earning assets	Increase (Decrease) Due To Change In
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$2,848	$324	$3,172
Construction/land/land development	1,735	(535)	1,200
Single-family residential real estate	(378)	291	(87)
Multifamily residential real estate	730	(72)	658
Commercial and industrial	3,091	(2,981)	110
Mortgage warehouse lines of credit	1,027	(644)	383
Consumer	(33)	(16)	(49)
Loans held for sale	(28)	3	(25)
Loans receivable	8,992	(3,630)	5,362
Investment securities-taxable	162	(85)	77
Investment securities-non-taxable	173	(64)	109
Non-marketable equity securities held in other financial institutions	41	(9)	32
Interest-earning deposits in banks	(1,077)	(607)	(1,684)
Total interest-earning assets	8,291	(4,395)	3,896
Interest-bearing liabilities
Interest-bearing demand deposits	(108)	(2,179)	(2,287)
Money market deposits	2,360	(5,628)	(3,268)
Savings deposits	(16)	(260)	(276)
Time deposits	(501)	(586)	(1,087)
FHLB advances & other borrowings	236	34	270
Subordinated indebtedness	(926)	34	(892)
Total interest-bearing liabilities	1,045	(8,585)	(7,540)
Net interest income	$7,246	$4,190	$11,436
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

Total provision expense decreased by $34.2 million, to $2.6 million for the three months ended September 30, 2026, from $36.8 million for the three months ended September 30, 2025, due to decreases of $32.4 million and $1.8 million in provision expense for loan credit losses and off-balance sheet commitments, respectively. The elevated provision expense for loan credit losses recorded during the three months ended September 30, 2025, was largely due to the borrower fraud impacting the Tricolor Holdings, LLC loan relationship, which resulted in a $29.5 million increase in total provision expense, including a $28.0 million provision for loan credit losses and a $1.5 million provision for off-balance sheet commitments. The remaining decrease was primarily the result of lower risk embedded in our loan portfolio, reflected in favorable net credit migration. Net credit migration reflects the combined impact of loan risk rating changes, specific reserve adjustments, and loan balance movements, such as loan balance changes and payoffs.
Net charge-offs decreased $28.7 million, to $2.7 million for the three months ended September 30, 2026, from $31.4 million for the three months ended September 30, 2025. Of the decrease, $28.4 million was attributable to net charge-offs recognized in the three months ended September 30, 2025, related to the borrower fraud as discussed above. The allowance for loan credit losses to nonperforming LHFI increased to 135.77% for the three months ended September 30, 2026, compared to 109.04% for the three months ended September 30, 2025. The increase in the ratio is primarily the result of a $15.8 million decrease in nonperforming LHFI, primarily due to decreases of $4.9 million, $4.8 million and $2.4 million in nonperforming single-family residential real estate, commercial and industrial and multi-family residential real estate loans, respectively. $2.3 million of the decline in nonperforming LHFI was a result of net paydowns or payoffs of nonperforming loans, primarily in the construction/land/land development sector, impacted by the questioned banker activity first disclosed during the quarter ended June 30, 2024.
Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended September 30,
Noninterest income:	2026	2025	$ Change	% Change
Insurance commission and fee income	$7,335	$6,598	$737	11.2%
Service charges and fees	5,324	4,965	359	7.2
Other fee income	2,639	2,262	377	16.7
Mortgage banking revenue	591	726	(135)	(18.6)
Swap fee income	402	1,387	(985)	(71.0)
Change in fair value of equity investments	—	6,972	(6,972)	(100.0)
Loss on sales of securities, net	(30)	—	(30)	N/M
Equity method investment income	1,059	550	509	92.5
Other income	760	2,668	(1,908)	(71.5)
Total noninterest income	$18,080	$26,128	$(8,048)	(30.8)
____________________________
N/M = Not meaningful.
Noninterest income for the three months ended September 30, 2026, decreased by $8.0 million to $18.1 million, compared to $26.1 million for the three months ended September 30, 2025. The decrease was primarily driven by a $7.0 million decrease in the change in fair value of equity investments, a $1.9 million decrease in other income, and a decrease of $985,000 in swap fee income. These decreases were partially offset by increases of $737,000 and $509,000 in insurance commission and fee income and equity method investment income, respectively.
Change in fair value of equity investments. The decrease of $7.0 million in the change of fair value of equity investments was primarily due to a fair value adjustment during the three months ended September 30, 2025, associated with our additional investment in Argent Financial. Our additional investment during the three months ended September 30, 2025, increased our ownership percentage above the threshold required to apply the equity method of accounting, which required the investment to be recorded at fair value immediately prior to the additional investment.
Other income. The $1.9 million decrease in other income was primarily due to the prior-year recognition of $2.1 million in insurance recoveries related to the questioned banker activity first disclosed during the quarter ended June 30, 2024.

Swap fee income. The $985,000 decrease in swap fee income was the result of lower customer swap activity during the current quarter and a change in the interest rate environment, reflecting reduced demand for hedging solutions compared to the three months ended September 30, 2025.
Insurance commission and fee income. The $737,000 increase in insurance commission and fee income is primarily the result of an increase of $544,000 in property and casualty insurance commission income during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Equity method investment income. The $509,000 increase in equity method investment income was primarily attributable to a $613,000 increase in income recognized from the Company’s equity method investment in Argent Financial during the three months ended September 30, 2026.
Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Three Months Ended September 30,
Noninterest expense:	2026	2025	$ Change	% Change
Salaries and employee benefits	$40,521	$37,863	$2,658	7.0%
Occupancy and equipment, net	7,322	7,079	243	3.4
Data processing	3,854	3,526	328	9.3
Office and operations	3,040	3,184	(144)	(4.5)
Professional services	1,266	1,395	(129)	(9.2)
Intangible asset amortization	1,333	1,583	(250)	(15.8)
Electronic banking	944	1,470	(526)	(35.8)
Advertising and marketing	1,516	1,524	(8)	(0.5)
Regulatory assessments	1,184	1,269	(85)	(6.7)
Loan-related expenses	740	979	(239)	(24.4)
Other expense	769	2,156	(1,387)	(64.3)
Total noninterest expense	$62,489	$62,028	$461	0.7
Noninterest expense for the three months ended September 30, 2026, increased by $461,000, or 0.7%, to $62.5 million, compared to $62.0 million for the three months ended September 30, 2025, primarily due to an increase of $2.7 million in salaries and employee benefits. The increase was offset by decreases of $1.4 million and $526,000 in other expense and electronic banking, respectively.
Salaries and employee benefits. The $2.7 million increase in salaries and employee benefits was primarily due to a $1.6 million increase in incentive compensation expense, including a $1.4 million increase in bonuses driven by improved performance. Also contributing to the increase was a net increase in salaries of $1.4 million primarily due to annual merit increases and a net increase of 6 full-time equivalent (“FTE”) employees.
Other noninterest expense. The $1.4 million decrease in other noninterest expense was primarily due to a $2.2 million release of litigation reserve which was offset by an $883,000 charge, both of which relate to the settlement of certain litigation involving the questioned banker activity first disclosed during the quarter ended June 30, 2024.
Electronic banking. The $526,000 decrease in electronic banking expense was primarily driven by a total decrease of $388,000 in mobile banking and card processing expenses, predominantly as a result of contract renegotiations as part of Optimize Origin.
Income Tax Expense
For the three months ended September 30, 2026, we recognized income tax expense of $10.3 million, compared to $2.4 million for the three months ended September 30, 2025. The effective tax rate for both the three months ended September 30, 2026, and the three months ended September 30, 2025, was 21.5%.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Our net income increased $53.6 million, or 117.4%, to $99.3 million for the nine months ended September 30, 2026, from $45.7 million for the nine months ended September 30, 2025. On a diluted EPS basis, we reported $3.19 per share for the nine months ended September 30, 2026, compared to $1.46 per share for the nine months ended September 30, 2025.
Net Interest Income and Net Interest Margin
Net interest income for the nine months ended September 30, 2026, was $274.6 million, an increase of $30.3 million, or 12.4%, compared to the nine months ended September 30, 2025. The increase in net interest income was predominantly driven by a $26.6 million decrease in interest expense and a $3.7 million increase in interest income.
The $26.6 million decrease in interest expense was mainly attributable to decreases of $23.1 million and $3.8 million in interest expense on interest-bearing deposits and subordinated indebtedness, respectively. The decrease in interest expense on interest-bearing deposits was primarily driven by lower rates, which reduced interest expense on money market, interest-bearing demand and time deposits by $16.1 million, $7.5 million and $2.5 million, respectively. The benefit from lower deposit rates was partially offset by a $7.3 million increase in interest expense on money market deposits due to higher average balances, while lower average time deposit balances reduced interest expense by $3.1 million. The $3.8 million decrease in interest expense on subordinated indebtedness was primarily attributable to the redemption of $145.1 million in principal amount of subordinated debentures during the year ended December 31, 2025, which reduced the average balance of subordinated debentures to $16.6 million for the nine months ended September 30, 2026, from $101.0 million for the nine months ended September 30, 2025.
Total interest income increased $3.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increases of $3.4 million and $2.8 million in interest income earned on LHFI and total investment securities, respectively. These increases were partially offset by a decrease of $1.3 million in interest income earned on interest-earning balances due from banks. The increase in interest income on LHFI was primarily attributable to a $15.6 million net increase due to higher average balances, which was offset by a $12.2 million net decrease due to lower yields. Of the $15.6 million increase due to higher average balances, $7.1 million, $5.9 million, $3.1 million and $3.1 million were attributable to commercial and industrial, commercial real estate, mortgage warehouse lines of credit and multifamily residential real estate, respectively. Of the $12.2 million decrease in interest income attributable to lower yields, $10.4 million and $1.9 million were attributable to commercial and industrial loans and mortgage warehouse lines of credit, respectively. The increase in interest income on investment securities was primarily driven by improved yields resulting from the execution of our bond portfolio optimization strategy during the intervening period with the most recent transaction occurring in June 2025, in conjunction with our Optimize Origin initiative, as well as, an increase in yields on principal cashflows that has been reinvested in higher yielding securities. The decrease in interest income on interest-earning balances due from banks was primarily attributed to $2.4 million due to lower yields, offset by $1.1 million increase due to higher average balances.
The NIM-FTE was 3.86% for the nine months ended September 30, 2026, a 29-basis point increase from 3.57% for the nine months ended September 30, 2025. The improvement was mainly driven by an expanding interest rate spread, as the 58-basis-point decline in the average rate on total interest-bearing liabilities exceeded the 16-basis-point decline in the yield on interest-earning assets for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The average rate on total interest-bearing liabilities for the nine months ended September 30, 2026, was 2.68%, compared to 3.26% for the nine months ended September 30, 2025. The average yield on total interest-earning assets for the nine months ended September 30, 2026, was 5.69%, compared to 5.85% for the nine months ended September 30, 2025.

The following table presents average consolidated balance sheet information, interest income, interest expense and the corresponding average yields earned, and rates paid for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands) Assets	Average Balance(1)	Income/Expense	Yield/Rate(2)	Average Balance(1)	Income/Expense	Yield/Rate(2)
Commercial real estate	$2,571,587	$111,692	5.81%	$2,435,301	$105,880	5.81%
Construction/land/land development	682,276	34,660	6.79	734,621	38,126	6.94
Single-family residential real estate	1,436,645	59,309	5.52	1,453,765	59,213	5.45
Multifamily residential real estate	566,771	25,878	6.10	499,242	22,635	6.06
Commercial and industrial	2,151,773	106,977	6.65	2,022,286	110,323	7.29
Mortgage warehouse lines of credit	456,508	21,850	6.40	397,466	20,657	6.95
Consumer	19,277	1,032	7.16	21,730	1,200	7.38
LHFI	7,884,837	361,398	6.13	7,564,411	358,034	6.33
Loans held for sale	1,689	78	6.17	7,622	376	6.60
Loans receivable	7,886,526	361,476	6.13	7,572,033	358,410	6.33
Investment securities-taxable	993,036	26,659	3.59	984,440	24,535	3.33
Investment securities-non-taxable	188,586	4,635	3.29	164,138	3,916	3.19
Non-marketable equity securities held in other financial institutions	35,987	1,366	5.07	61,051	2,234	4.89
Interest-earning deposits in banks	465,076	12,918	3.71	430,924	14,224	4.41
Total interest-earning assets	9,569,211	407,054	5.69	9,212,586	403,319	5.85
Noninterest-earning assets	551,065			537,635
Total assets	$10,120,276			$9,750,221

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,923,858	$33,835	2.35%	$1,931,569	$41,457	2.87%
Money market deposits	3,515,637	75,701	2.88	3,235,416	84,461	3.49
Savings deposits	305,081	2,636	1.16	319,422	3,775	1.58
Savings and interest-bearing transaction accounts	5,744,576	112,172	2.61	5,486,407	129,693	3.16
Time deposits	780,518	17,639	3.02	886,298	23,264	3.51
Total interest-bearing deposits	6,525,094	129,811	2.66	6,372,705	152,957	3.21
FHLB advances & other borrowings	71,675	1,937	3.61	52,328	1,585	4.05
Subordinated indebtedness	16,583	722	5.82	101,026	4,478	5.93
Total interest-bearing liabilities	6,613,352	132,470	2.68	6,526,059	159,020	3.26
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,073,612			1,873,494
Other liabilities	156,217			155,609
Total liabilities	8,843,181			8,555,162
Shareholders’ Equity	1,277,095			1,195,059
Total liabilities and shareholders’ equity	$10,120,276			$9,750,221
Net interest spread			3.01%			2.59%
Net interest income and margin		$274,584	3.84		$244,299	3.55
Net interest income and margin - (tax equivalent)(3)		$276,044	3.86		$245,703	3.57
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

	Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
(Dollars in thousands) Interest-earning assets	Increase (Decrease) due to Change in
Loans:	Volume	Yield/Rate	Total Change
Commercial real estate	$5,925	$(113)	$5,812
Construction/land/land development	(2,717)	(749)	(3,466)
Single-family residential real estate	(697)	793	96
Multifamily residential real estate	3,062	181	3,243
Commercial and industrial	7,064	(10,410)	(3,346)
Mortgage warehouse lines of credit	3,069	(1,876)	1,193
Consumer	(135)	(33)	(168)
Loans held for sale	(293)	(5)	(298)
Loans receivable	15,278	(12,212)	3,066
Investment securities-taxable	214	1,910	2,124
Investment securities-non-taxable	583	136	719
Non-marketable equity securities held in other financial institutions	(917)	49	(868)
Interest-earning deposits in banks	1,127	(2,433)	(1,306)
Total interest-earning assets	16,285	(12,550)	3,735
Interest-bearing liabilities
Interest-bearing demand deposits	(166)	(7,456)	(7,622)
Money market deposits	7,315	(16,075)	(8,760)
Savings deposits	(169)	(970)	(1,139)
Time deposits	(3,117)	(2,508)	(5,625)
FHLB advances & other borrowings	586	(234)	352
Subordinated indebtedness	(3,743)	(13)	(3,756)
Total interest-bearing liabilities	706	(27,256)	(26,550)
Net interest income	$15,579	$14,706	$30,285

Provision for Credit Losses
Total provision expense decreased by $35.5 million to $7.6 million for the nine months ended September 30, 2026, from $43.1 million for the nine months ended September 30, 2025, due to decreases of $34.1 million and $1.4 million in provision expense for loan credit losses and off-balance sheet commitments, respectively. The decrease was primarily attributable to the provision recorded during the nine months ended September 30, 2025, related to the borrower fraud impacting the Tricolor Holdings, LLC loan relationship, as discussed above.
Net charge-offs decreased $30.5 million, to $5.9 million for the nine months ended September 30, 2026, from $36.4 million for the nine months ended September 30, 2025, primarily due to net charge-offs related to the borrower fraud recognized during the nine months ended September 30, 2025, as discussed above. Net charge-offs to total average LHFI decreased to 0.10% for the nine months ended September 30, 2026, from 0.64% for the nine months ended September 30, 2025.

Noninterest Income
The table below presents the various components of and changes in our noninterest income for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		2026 vs. 2025
Noninterest income:	2026	2025	$ Change	% Change
Insurance commission and fee income	$23,815	$21,186	$2,629	12.4%
Service charges and fees	15,609	14,608	1,001	6.9
Other fee income	7,255	7,372	(117)	(1.6)
Mortgage banking revenue	2,002	3,010	(1,008)	(33.5)
Swap fee income	488	3,355	(2,867)	(85.5)
Change in fair value of equity investments	—	6,972	(6,972)	(100.0)
Loss on sales of securities, net	(29)	(14,448)	14,419	99.8
Equity method investment loss	(1,070)	(3,051)	1,981	64.9
Other income	2,198	4,094	(1,896)	(46.3)
Total noninterest income	$50,268	$43,098	$7,170	16.6
Noninterest income for the nine months ended September 30, 2026, increased by $7.2 million, or 16.6%, to $50.3 million, compared to $43.1 million for the nine months ended September 30, 2025. The increase was primarily due to improvements of $14.4 million, $2.6 million and $2.0 million in loss on sales of securities, net, insurance commission and fee income and equity method investment loss, respectively. These increases were partially offset by decreases of $7.0 million, $2.9 million and $1.9 million in change in fair value of equity investments, swap fee income and other income, respectively.
Loss on sales of securities, net. The increase in loss on sales of securities, net, resulted from a $14.4 million loss recognized during the nine months ended September 30, 2025, as a result of our bond portfolio optimization strategy in conjunction with our Optimize Origin initiative.
Insurance commission and fee income. The $2.6 million increase in insurance commission and fee income is the result of new business production, combined with strong renewal retention rates, primarily in property and casualty direct bill market sector.
Equity method investment loss. The $2.0 million decrease in equity method investment loss was primarily driven by an increase of $3.0 million in Argent Financial equity investment income recognized during the nine months ended September 30, 2026, partially offset by a $1.1 million increase in limited partnership investment losses recognized during the nine months ended September 30, 2026, compared to the same period in 2025.
Change in fair value of equity investments. The $7.0 million decrease in the change in fair value of equity investments was primarily due to the impact of our additional investment in Argent Financial during the nine months ended September 30, 2025. Our additional investment resulted in the application of the equity method of accounting and required an upward adjustment to fair value immediately prior to the purchase. There was no comparable adjustment for the nine months ended September 30, 2026.
Swap fee income. The $2.9 million decrease in swap fee income was the result of lower customer swap activity during the nine months ended September 30, 2026, and a change in the interest rate environment, reflecting reduced demand for hedging solutions compared to the nine months ended September 30, 2025.
Other income. The $1.9 million decrease in other income was primarily due to the prior-year recognition of $2.1 million in insurance recoveries related to the questioned banker activity first disclosed during the quarter ended June 30, 2024.

Noninterest Expense
The following table presents the significant components of noninterest expense for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30,		2026 vs. 2025
Noninterest expense:	2026	2025	$ Change	% Change
Salaries and employee benefits	$119,292	$113,874	$5,418	4.8%
Occupancy and equipment, net	21,507	22,810	(1,303)	(5.7)
Data processing	11,642	9,915	1,727	17.4
Office and operations	9,151	9,493	(342)	(3.6)
Professional services	5,724	3,930	1,794	45.6
Intangible asset amortization	4,302	5,112	(810)	(15.8)
Electronic banking	3,321	4,183	(862)	(20.6)
Advertising and marketing	4,526	3,815	711	18.6
Regulatory assessments	3,883	4,006	(123)	(3.1)
Loan-related expenses	2,680	2,247	433	19.3
Other expense	4,670	6,694	(2,024)	(30.2)
Total noninterest expense	$190,698	$186,079	$4,619	2.5
Noninterest expense for the nine months ended September 30, 2026, increased by $4.6 million, or 2.5%, to $190.7 million, compared to $186.1 million for the nine months ended September 30, 2025, primarily due to increases of $5.4 million, $1.8 million and $1.7 million in salaries and employee benefits, professional services and data processing, respectively. These increases were offset by decreases of $2.0 million, $1.3 million and $862,000, in other expense, occupancy and equipment, net, and electronic banking, respectively.
Salaries and employee benefits. The $5.4 million increase in salaries and employee benefits expense was primarily driven by an increase of $4.9 million in incentive compensation, including a $3.5 million increase in bonuses driven by improved performance. Also contributing to the increase was a net increase in salaries of $2.7 million primarily due to annual merit increases and a net increase of 6 FTE employees. These increases were partially offset by a reduction of $2.5 million in medical costs primarily due to favorable adjustments to prior estimates.
Professional services. The $1.8 million increase in professional services expense was primarily due to a $1.2 million increase in consultant fees for the nine months ended September 30, 2026, compared to nine months ended September 30, 2025, related to contract renegotiations that occurred during the first half of the 2026 fiscal year.
Data processing. The $1.7 million increase in data processing expense was primarily due to an increase of $1.5 million in software-related costs resulting from higher contract fees and the implementation of new loan origination and relationship management software.
Other noninterest expense. The $2.0 million decrease in other noninterest expense was primarily due to a decrease of $2.6 million during the nine months ended September 30, 2026, as a result of the release of litigation reserves related to the questioned banker activity first disclosed during the quarter ended June 30, 2024.
Occupancy and equipment, net. The $1.3 million decrease in occupancy and equipment, net expense was primarily driven by a decrease of $1.2 million in depreciation expense. Of this decrease, $1.0 million was attributed to leasehold improvements and $429,000 attributed to furniture, fixtures and equipment depreciation, both primarily as a result of the closure of six branch locations during 2025 in conjunction with Optimize Origin.
Electronic banking. The $862,000 decrease in electronic banking is primarily due to a $767,000 total decrease in card processing and mobile banking expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Income Tax Expense
For the nine months ended September 30, 2026, we recognized income tax expense of $27.2 million, compared to $12.5 million for the nine months ended September 30, 2025. Our effective tax rate was 21.5% for both the nine months ended September 30, 2026 and 2025.
Comparison of Financial Condition at September 30, 2026, and December 31, 2025
General
Total assets increased by $380.4 million, or 3.9%, to $10.11 billion at September 30, 2026, from $9.72 billion at December 31, 2025. The increase was primarily driven by an increase of $423.3 million in LHFI. LHFI was $8.09 billion at September 30, 2026, an increase of 5.5% from $7.67 billion at December 31, 2025.
Total liabilities increased by $363.4 million, or 4.3%, to $8.84 billion at September 30, 2026, from $8.48 billion at December 31, 2025. The increase was primarily driven by increases of $365.9 million in total deposits. Total deposits were $8.67 billion at September 30, 2026, an increase of 4.4% from $8.31 billion at December 31, 2025, primarily due to increases of $334.1 million and $196.6 million in money market and noninterest-bearing deposits, respectively. These increases were partially offset by a $104.5 million and a $59.8 million decrease in interest-bearing demand deposits and time deposits, respectively.
Loan Portfolio
Our loan portfolio is our largest category of interest-earning assets, and interest income earned on our loan portfolio is our primary source of income. At September 30, 2026, 74.9% of the loan portfolio held for investment was comprised of commercial and industrial loans, including mortgage warehouse lines of credit, commercial real estate and construction/land/land development loans, which were primarily originated within our existing market areas, compared to 73.7% at December 31, 2025.
The following table presents the ending balance of our loan portfolio held for investment at the dates indicated.

(Dollars in thousands)	September 30, 2026		December 31, 2025		2026 vs. 2025
Real estate:	Amount	Percent	Amount	Percent	$ Change	% Change
Commercial real estate (“CRE”)(1)	$2,722,473	33.7%	$2,523,905	32.9%	$198,568	7.9%
Construction/land/land development	776,682	9.6	611,220	8.0	165,462	27.1
Single-family residential real estate	1,437,148	17.8	1,444,611	18.8	(7,463)	(0.5)
Multifamily residential real estate	577,102	7.1	553,149	7.2	23,953	4.3
Total real estate	5,513,405	68.2	5,132,885	66.9	380,520	7.4
Commercial and industrial	2,122,572	26.2	1,989,218	25.9	133,354	6.7
Mortgage warehouse lines of credit	439,677	5.4	528,781	6.9	(89,104)	(16.9)
Consumer	18,518	0.2	20,033	0.3	(1,515)	(7.6)
Total LHFI	$8,094,172	100.0%	$7,670,917	100.0%	$423,255	5.5
______________________
(1)Includes owner-occupied commercial real estate of $1.12 billion and $1.00 billion at September 30, 2026, and December 31, 2025, respectively.

At September 30, 2026, total LHFI were $8.09 billion, an increase of $423.3 million, or 5.5%, compared to $7.67 billion at December 31, 2025. The increase was primarily driven by growth of $198.6 million, $165.5 million and $133.4 million in commercial real estate loans, construction/land/land development loans, commercial and industrial loans, respectively. The growth was partially offset by a decline of $89.1 million in mortgage warehouse lines of credit loans. Total LHFI at September 30, 2026, excluding mortgage warehouse lines of credit, were $7.65 billion, reflecting an increase of $512.4 million, or 7.2%, compared to December 31, 2025.
A significant portion, 33.7%, of our LHFI portfolio at September 30, 2026, consisted of commercial real estate loans secured by real estate properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2026.

	September 30, 2026
(Dollars in thousands)	Texas	Louisiana	Mississippi	Alabama and Florida	All Other States	Total
Non-owner-occupied CRE:
Office building	$293,636	$20,509	$29,911	$2,060	$19,645	$365,761
Retail shopping	310,218	28,240	24,916	33,222	79,045	475,641
Real estate & construction	198,303	59,986	10,017	7,020	21,376	296,702
Healthcare	93,440	33,481	5,464	—	14,399	146,784
Hotels	22,465	43,226	36,336	—	8,500	110,527
All other sectors	139,819	17,941	748	198	53,014	211,720
Total non-owner-occupied CRE	1,057,881	203,383	107,392	42,500	195,979	1,607,135
Owner-occupied CRE:
Real estate & construction	175,516	68,005	11,801	14,745	43,355	313,422
Retail shopping	150,872	16,873	6,575	19,000	2,147	195,467
Restaurants	76,031	14,149	1,950	2,901	2,649	97,680
Healthcare	50,755	20,895	861	400	3,999	76,910
Consumer services	39,014	16,607	124	3,327	—	59,072
Entertainment & recreation	36,855	14,584	—	—	—	51,439
All other sectors	179,271	80,466	20,359	8,817	32,435	321,348
Total owner-occupied CRE	708,314	231,579	41,670	49,190	84,585	1,115,338
Total commercial real estate loans	$1,766,195	$434,962	$149,062	$91,690	$280,564	$2,722,473

Loan Portfolio Maturity Analysis
The table below presents the maturity distribution of our LHFI at September 30, 2026. The table also presents the portion of our loans that have fixed interest rates, rather than interest rates that fluctuate over the life of the loans, based on changes in the interest rate environment.

	September 30, 2026
(Dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Real estate:
Commercial real estate	$682,079	$1,830,665	$209,729	$—	$2,722,473
Construction/land/land development	224,274	482,584	68,699	1,125	776,682
Single-family residential real estate	160,253	390,863	35,177	850,855	1,437,148
Multifamily residential real estate	267,465	294,501	15,136	—	577,102
Total real estate	1,334,071	2,998,613	328,741	851,980	5,513,405
Commercial and industrial	935,134	1,098,866	88,572	—	2,122,572
Mortgage warehouse lines of credit	439,677	—	—	—	439,677
Consumer	7,410	10,703	345	60	18,518
Total LHFI	$2,716,292	$4,108,182	$417,658	$852,040	$8,094,172

Amounts with fixed rates	$882,712	$1,694,875	$294,137	$187,915	$3,059,639
Amounts with variable rates	1,833,580	2,413,307	123,521	664,125	5,034,533
Total	$2,716,292	$4,108,182	$417,658	$852,040	$8,094,172

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
The following table shows our nonperforming loans and nonperforming assets at the dates indicated:

(Dollars in thousands)
Nonperforming LHFI:	September 30, 2026	December 31, 2025
Commercial real estate	$9,773	$13,212
Construction/land/land development	15,319	16,388
Single-family residential real estate	37,100	39,480
Commercial and industrial	10,213	11,919
Consumer	56	185
Total nonperforming LHFI	72,461	81,184
Other real estate owned:
Commercial and industrial, Commercial real estate	1,976	—
Residential real estate	665	650
Total other real estate owned	2,641	650
Other repossessed assets owned	—	44
Total repossessed assets owned	2,641	694
Total nonperforming assets	$75,102	$81,878
Total LHFI	$8,094,172	$7,670,917
Ratio of nonperforming LHFI to total LHFI	0.90%	1.06%
Ratio of nonperforming assets to total assets	0.74	0.84
As explained in detail in Part I, Note 11 — Commitments and Contingencies under Loss Contingencies, and as discussed in previous filings, our classified and nonperforming LHFI were negatively impacted beginning in the second quarter of 2024 as a result of certain questioned activity involving a former banker in our East Texas market. During the quarter ended September 30, 2026, the Company fully released the remaining contingency reserve in connection with a settlement in August 2026 of certain litigation involving the questioned banker activity.
Nonperforming LHFI decreased $8.7 million at September 30, 2026, compared to December 31, 2025, and nonperforming LHFI to LHFI decreased to 0.90% compared to 1.06%. The decrease in nonperforming LHFI was driven by lower nonperforming LHFI balances across multiple loan sectors. Additionally, the decrease was impacted by a $2.0 million decrease in nonperforming LHFI related to the questioned activity discussed above. Please see Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report for more information on nonperforming loans.

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
Loans rated as doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, and there is a high probability of loss based on currently existing facts, conditions and values. Loans classified as loss are charged-off, and we have no expectation of the recovery of any payments with respect to loans rated as loss. Information regarding the internal risk ratings of our loans at September 30, 2026, is included in Note 4 — Loans to our consolidated financial statements contained in Part I, Item 1 of this report.
Allowance for Loan Credit Losses
The ALCL represents the estimated losses for loans accounted for on an amortized cost basis. Expected losses are calculated using relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We evaluate LHFI on a pool basis with pools of loans characterized by loan type, collateral, industry, internal credit risk rating and FICO score. We apply a probability of default, loss given default loss methodology, to the loan pools at September 30, 2026. Historical loss rates for each pool are calculated based on charge-off and recovery data beginning with the second quarter of 2012. These loss rates are adjusted for the effects of certain economic variables forecast over a one-year period, particularly for differences between current period conditions and the conditions existing during the historical loss period. Subsequent to the forecast effects, historical loss rates are used to estimate losses over the estimated remaining lives of the loans. The estimated remaining lives consist of the contractual lives, adjusted for estimated prepayments. Loans that exhibit characteristics different from their pool characteristics are evaluated on an individual basis. Certain of these loans are considered to be collateral dependent, with the borrower experiencing financial difficulty. For these loans, the fair value of collateral practical expedient is elected whereby the allowance is calculated as the amount by which the amortized cost exceeds the fair value of collateral, less costs to sell (if applicable). Those individual loans that are not collateral dependent are evaluated based on a discounted cash flow methodology.
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
The following table presents the allowance for credit loss by loan category at the following dates:

	September 30,		December 31,		September 30,
(Dollars in thousands)	2026		2025		2025
Loans secured by real estate:	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial real estate	$18,533	33.7%	$18,929	32.9%	$18,176	33.2%
Construction/land/land development	7,230	9.6	7,219	8.0	7,741	8.2
Single-family residential real estate	9,906	17.8	9,525	18.8	9,664	19.3
Multifamily residential real estate	6,847	7.1	4,963	7.2	4,700	7.2
Commercial and industrial	54,399	26.2	54,496	25.9	54,482	25.5
Mortgage warehouse lines of credit	852	5.4	913	6.9	827	6.3
Consumer	611	0.2	737	0.3	669	0.3
Total	$98,378	100.0%	$96,782	100.0%	$96,259	100.0%
__________________________
(1)Represents the ratio of each loan type to total LHFI.

The following table presents an analysis of the ALCL and other related data at the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30,		Year Ended December 31,
ALCL	2026	2025	2025
Balance at beginning of period	$96,782	$91,060	$91,060
Provision for loan credit losses	7,488	41,610	45,303
Charge-offs:
Commercial real estate	2,029	728	728
Single-family residential real estate	620	119	489
Commercial and industrial	6,812	39,740	43,691
Consumer	222	167	174
Total charge-offs	9,683	40,754	45,082
Recoveries:
Commercial real estate	1	18	18
Single-family residential real estate	2	14	17
Multifamily residential real estate	—	42	43
Commercial and industrial	3,674	4,244	5,392
Consumer	114	25	31
Total recoveries	3,791	4,343	5,501
Net charge-offs	5,892	36,411	39,581
Balance at end of period	$98,378	$96,259	$96,782
Ratio of ALCL to:
Nonperforming LHFI	135.77%	109.04%	119.21%
LHFI	1.22	1.28	1.26
Net charge-offs (annualized) as a percentage of:
Provision for loan credit loss	78.69	87.51	87.37
ALCL	8.01	50.57	40.90
Average LHFI	0.10	0.64	0.52
The ALCL to nonperforming LHFI increased to 135.77% at September 30, 2026, compared to 119.21% at December 31, 2025, primarily driven by a decrease of $8.7 million in the Company’s nonperforming LHFI as explained in the preceding Nonperforming Assets section, during the nine months ended September 30, 2026.
Securities
Our securities portfolio totaled $1.15 billion at September 30, 2026, representing an increase of $12.0 million, or 1.1% from $1.13 billion at December 31, 2025. The increase reflects the net effect of new purchases, sales, calls, maturities, principal paydowns, and changes in fair value during the nine months ended September 30, 2026.
Our available for sale portfolio totaled $1.12 billion at September 30, 2026, and represented 97.5% of our total security portfolio and was comprised of 39.2% mortgage-backed, 24.9% municipal, 30.3% collateralized mortgage obligations, 4.5% corporate and 1.1% treasury/agency securities. Our available for sale portfolio totaled $1.12 billion at December 31, 2025, and represented 98.5% of our total security portfolio and was comprised of 42.0% mortgage-backed, 26.4% municipal, 26.3% collateralized mortgage obligations, 5.0% corporate and 0.3% treasury/agency securities.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2026, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

The securities portfolio had a weighted average effective duration of 4.65 years at September 30, 2026, compared to 4.15 years at December 31, 2025. For additional information regarding our securities portfolio, please see Note 3 — Securities in the condensed notes to our consolidated financial statements contained in Part I, Item 1 of this report.
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
Total deposits increased $365.9 million, or 4.4%, at September 30, 2026, compared to December 31, 2025, with increases of $334.1 million and $196.6 million in money market and noninterest-bearing demand deposits, respectively, partially offset by decreases of $104.5 million and $59.8 million in interest-bearing demand and time deposits, respectively. The increase in deposits from December 31, 2025, was driven in part by the repurchase on January 2, 2026, of $215.0 million in money market deposits that were sold on December 31, 2025. The increase in money market deposits at September 30, 2026, excluding the $215.0 million repurchase, was $119.1 million, or 3.4%, compared to December 31, 2025.
The following table presents our deposit mix at the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	$ Change	% Change
Noninterest-bearing demand	$2,176,440	25.1%	$1,979,875	23.8%	$196,565	9.9%
Money market	3,615,817	41.7	3,281,708	39.5	334,109	10.2
Interest-bearing demand	1,813,185	20.9	1,917,658	23.1	(104,473)	(5.4)
Time deposits	769,702	8.9	829,452	10.0	(59,750)	(7.2)
Savings	298,030	3.4	298,554	3.6	(524)	(0.2)
Total deposits	$8,673,174	100.0%	$8,307,247	100.0%	$365,927	4.4
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
The following table reflects the classification of our average deposits, and the average rate paid on each deposit category for the periods indicated:

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand	$1,923,858	$33,835	2.35%	$1,931,569	$41,457	2.87%
Money market	3,515,637	75,701	2.88	3,235,416	84,461	3.49
Time deposits	780,518	17,639	3.02	853,020	22,019	3.45
Brokered deposits(1)	—	—	—	33,278	1,245	5.00
Savings	305,081	2,636	1.16	319,422	3,775	1.58
Total interest-bearing	6,525,094	129,811	2.66	6,372,705	152,957	3.21
Noninterest-bearing demand	2,073,612	—		1,873,494	—
Total average deposits	$8,598,706	$129,811	2.02	$8,246,199	$152,957	2.48
______________________
(1)Average brokered deposits include average brokered time deposits and average brokered interest-bearing demand of $33.3 million and $1,000, respectively, for the nine months ended September 30, 2025.

Our average deposit balances were $8.60 billion for the nine months ended September 30, 2026, an increase of $352.5 million, or 4.3%, from $8.25 billion for the nine months ended September 30, 2025. The average rate paid on our interest-bearing deposits for the nine months ended September 30, 2026, was 2.66%, compared to 3.21% for the nine months ended September 30, 2025.
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including loan and deposit rates offered by financial institutions. The Federal Reserve Board reduced the federal funds target rate range three times, for a total of 75 basis points, during the second half of 2025, to a range of 3.50% to 3.75%. On September 16, 2026, the Federal Reserve Board raised the federal funds target rate range by 25 basis points, to a range of 3.75% to 4.00%.
Average noninterest-bearing deposits were $2.07 billion for the nine months ended September 30, 2026, an increase of $200.1 million, or 10.7%, from $1.87 billion for the nine months ended September 30, 2025, and represented 24.1% and 22.7% of average total deposits for the nine months ended September 30, 2026 and 2025, respectively.
The amount of deposits in excess of the FDIC insurance limit at September 30, 2026, and December 31, 2025 was $4.03 billion and $3.93 billion, respectively, including $671.7 million and $860.0 million in public fund deposits collateralized by pledged assets, respectively.

Borrowings
Borrowed funds are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Long-term FHLB advances	$5,280	$5,913
Overnight repurchase agreements with depositors	10,097	13,137
Total FHLB advances and other borrowings	$15,377	$19,050
Subordinated indebtedness, net	$16,619	$16,544
Holding Company Line of Credit
During the quarter ended June 30, 2026, the Company entered into a Loan Agreement (the “Loan Agreement”), along with certain ancillary instruments, with a correspondent financial institution (“Lender”) pursuant to which the Company has the ability to borrow up to $30.0 million under a revolving credit loan. Advances under the Loan Agreement bear interest at a variable rate equal to the then-applicable Prime Rate (as defined in the Loan Agreement) minus 1.00%, subject to a 4.00% floor. The loan matures on June 30, 2027, and is secured by a pledge of the common stock of Origin Bank. The Company can use the proceeds of any advance for general corporate purposes, including, but not limited to, repurchase of stock, operating expenses, strategic investments and acquisitions. The Company had no balance outstanding on this revolving credit loan under the Loan Agreement at September 30, 2026.
Liquidity and Capital Resources
Overview
Management oversees our liquidity position to ensure adequate cash and liquid assets are available to support our operations and satisfy current and future financial obligations, including demand for loan funding and deposit withdrawals. Management continually monitors, forecasts and tests our liquidity and non-core dependency ratios to ensure compliance with targets established by our Asset Liability Committee and approved by our board of directors.
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

The table below shows the liquidity measures for the Company at the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Available cash balances at the holding company (unconsolidated)	$14,108	$32,731
Cash and liquid securities as a percentage of total consolidated assets	10.3%	8.4%
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
We also had unsecured federal funds lines of credit available to us, with no amounts outstanding at either September 30, 2026, or December 31, 2025. These lines of credit primarily provide short-term liquidity and, in order to ensure the availability of these funds, we test these lines of credit at least annually. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances.
We were eligible to borrow an additional $2.45 billion and $2.39 billion from the FHLB at September 30, 2026 and December 31, 2025, respectively.
Additionally, at September 30, 2026, we had the ability to borrow $1.26 billion from the discount window at the FRBD, with $1.56 billion in commercial and industrial loans pledged as collateral. There were no borrowings against this line at September 30, 2026, or December 31, 2025.
During the quarter ended June 30, 2026, we entered into a $30.0 million revolving credit loan with no amounts outstanding at September 30, 2026. For more information on the holding company line of credit please see the Borrowings section immediately above this Liquidity and Capital Resource section.
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

Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides a degree of protection to withstand unforeseen adverse developments. Changes in shareholders’ equity are reflected below:

(Dollars in thousands)	Total Shareholders’ Equity
Balance at January 1, 2026	$1,246,685
Net income	99,317
Other comprehensive loss, net of tax	(42,269)
Dividends declared - common stock ($0.65 per share)	(20,396)
Stock-based compensation, net	12,089
Repurchase of common stock	(31,739)
Balance at September 30, 2026	$1,263,687
Please see Part II, Item 2. “Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below for information on the Company’s share repurchase program.
Regulatory Capital Requirements
Together with the Bank, we are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may result in certain actions by regulators that, if enforced, could have a direct material effect on our financial statements. At September 30, 2026, and December 31, 2025, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations of the Federal Reserve. As we deploy capital and continue to grow operations, regulatory capital levels may decrease depending on the level of earnings. However, we expect to monitor and control growth in order to remain “well capitalized” under applicable regulatory guidelines and in compliance with all applicable regulatory capital standards. While we are currently classified as “well capitalized,” an extended economic recession could adversely impact our reported and regulatory capital ratios.
The following table presents our regulatory capital ratios, as well as those of the Bank, at the dates indicated:

(Dollars in thousands)	September 30, 2026		December 31, 2025
Origin Bancorp, Inc.	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)	$1,203,300	13.74%	$1,139,627	13.54%
Tier 1 capital (to risk-weighted assets)	1,212,674	13.85	1,155,628	13.73
Total capital (to risk-weighted assets)	1,319,761	15.07	1,255,717	14.91
Tier 1 capital (to average total consolidated assets)	1,212,674	11.98	1,155,628	11.86

Origin Bank
Common equity Tier 1 capital (to risk-weighted assets)	$1,134,963	13.06%	$1,054,279	12.62%
Tier 1 capital (to risk-weighted assets)	1,134,963	13.06	1,054,279	12.62
Total capital (to risk-weighted assets)	1,236,688	14.23	1,154,368	13.82
Tier 1 capital (to average total consolidated assets)	1,134,963	11.30	1,054,279	10.91
In July 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $50.0 million of its outstanding common stock. In July 2026, our Board of Directors approved a $100.0 million increase in repurchase authority under this share repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The share repurchase program is intended to expire in July 2028 but may be terminated or amended by the Board of Directors at any time. The share repurchase program does not obligate the Company to purchase any shares at any time.

During the three months ended September 30, 2026, the Company repurchased a total of 272,927 shares of its common stock pursuant to its July 2025 share repurchase program at an average price per share of $54.21, for an aggregate purchase price of $14.8 million, including broker commissions and applicable excise taxes. Year-to-date share repurchases through September 30, 2026, totaled 655,461 shares of common stock at an average price per share of $48.42, for an aggregate purchase price of $31.7 million, including broker commissions and applicable excise taxes. There was $106.8 million remaining available for repurchase at September 30, 2026.
During the third quarter of 2025, the Company repurchased a total of 265,248 shares of its common stock pursuant to its July 2025 share repurchase program at an average price per share of $35.85, for an aggregate purchase price of $9.5 million, including broker commissions and applicable excise taxes. Year-to-date 2025 share repurchases totaled 401,647 shares of common stock at an average price per share of $34.59, for an aggregate purchase price of $13.9 million, including broker commissions and applicable excise taxes.

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
The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and deposit activity. We employ various methodologies to manage interest rate risk, including an interest rate shock simulation model.
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

	September 30, 2026
Change in Interest Rates (basis points)	% Change in Net Interest Income	% Change in Fair Value of Equity
+400	11.8%	(5.4)%
+300	9.2	(3.6)
+200	6.3	(2.1)
+100	3.1	(0.9)
Base
-100	(3.3)	0.8
-200	(4.0)	1.6
-300	(2.9)	2.9
-400	(3.2)	3.2
The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including loan and deposit rates offered by financial institutions. The Federal Reserve Board reduced the federal funds target rate range three times, for a total of 75 basis points, during the second half of 2025, to a range of 3.50% to 3.75%. On September 16, 2026, the Federal Reserve Board raised the federal funds target rate range by 25 basis points, to a range of 3.75% to 4.00%.
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
Changes in internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a)    Not applicable.
(b)    Not applicable.
(c)    In July 2025, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. In July 2026, our Board of Directors approved a $100.0 million increase in repurchase authority under our share repurchase program. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The share repurchase program is intended to expire in July 2028 but may be terminated or amended by the Board of Directors at any time. The share repurchase program does not obligate the Company to purchase any shares at any time.
There were a total of 272,927 shares repurchased during the quarter ended September 30, 2026.

(Dollars in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2026 - July 31, 2026	16,330	$55.47	16,330	$120,727
August 1, 2026 - August 31, 2026	131,930	54.17	131,930	113,580
September 1, 2026 - September 30, 2026	124,667	54.09	124,667	106,837
Total	272,927	54.21	272,927	106,837
____________________________
(1)Includes broker commissions and applicable excise taxes.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

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

Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed as Exhibits because the amount of debt under each instrument is less than 10% of the consolidated assets of the Company. The Company undertakes to file these instruments with the SEC upon request

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Origin Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, is formatted in Inline XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Origin Bancorp, Inc.

Date:	November 6, 2026	By:	/s/ Drake Mills
Drake Mills
Chairman, President and Chief Executive Officer

Date:	November 6, 2026	By:	/s/ William J. Wallace, IV
William J. Wallace, IV
Senior Executive Officer and Chief Financial Officer